Form 10-Q
period 2013-06-30
RIVERVIEW BANCORP INC
filed 2013-08-14
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of August 14, 2013.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013	2

	Consolidated Statements of Operations Three Months Ended June 30, 2013 and 2012	3

	Consolidated Statements of Comprehensive Income (Loss) Three Months Ended June 30, 2013 and 2012	4

	Consolidated Statements of Equity Three Months Ended June 30, 2013 and 2012	5

	Consolidated Statements of Cash Flows Three Months Ended June 30, 2013 and 201	6

	Notes to Consolidated Financial Statements	7-22

Item 2:	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	23-37

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37

Part II.	Other Information	38-39

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		40

Certifications
	Exhibit 31.1 Exhibit 31.2 Exhibit 32

Forward Looking Statements

As used in this Form 10-Q, the terms “we,” “our” “us”, “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND MARCH 31, 2013
(In thousands, except share and per share data) (Unaudited)	June 30, 2013	March 31, 2013
ASSETS
Cash (including interest-earning accounts of $96,110 and $100,093)	$111,878	$115,415
Certificates of deposit held for investment	42,652	44,635
Loans held for sale	1,258	831
Investment securities available for sale, at fair value (amortized cost of $15,737 and $7,766)	14,590	6,216
Mortgage-backed securities held to maturity, at amortized cost (fair value of $125 and $129)	122	125
Mortgage-backed securities available for sale, at fair value (amortized cost of $6,386 and $416)	6,068	431
Loans receivable (net of allowance for loan losses of $13,697 and $15,643)	511,692	520,369
Real estate and other personal property owned	13,165	15,638
Prepaid expenses and other assets	2,800	3,063
Accrued interest receivable	1,751	1,747
Federal Home Loan Bank stock, at cost	7,089	7,154
Premises and equipment, net	17,708	17,693
Deferred income taxes, net	498	522
Mortgage servicing rights, net	406	388
Goodwill	25,572	25,572
Core deposit intangible, net	49	66
Bank owned life insurance	17,280	17,138
TOTAL ASSETS	$774,578	$777,003

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$659,495	$663,806
Accrued expenses and other liabilities	8,966	8,006
Advanced payments by borrowers for taxes and insurance	237	1,025
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,420	2,440
Total liabilities	693,799	697,958

COMMITMENTS AND CONTINGENCIES (See Note 14)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
June 30, 2013 – 22,471,890 issued and outstanding	225	225
March 31, 2013 – 22,471,890 issued and outstanding
Additional paid-in capital	65,541	65,551
Retained earnings	15,809	14,169
Unearned shares issued to employee stock ownership trust	(464)	(490)
Accumulated other comprehensive loss	(967)	(1,013)
Total shareholders’ equity	80,144	78,442

Noncontrolling interest	635	603
Total equity	80,779	79,045
TOTAL LIABILITIES AND EQUITY	$774,578	$777,003

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended June 30,
(In thousands, except share and per share data) (Unaudited)	2013	2012
INTEREST INCOME:
Interest and fees on loans receivable	$6,605	$9,045
Interest on investment securities – taxable	39	53
Interest on investment securities – non-taxable	-	8
Interest on mortgage-backed securities	16	8
Other interest and dividends	171	129
Total interest and dividend income	6,831	9,243

INTEREST EXPENSE:
Interest on deposits	527	823
Interest on borrowings	150	349
Total interest expense	677	1,172
Net interest income	6,154	8,071
Less provision (recapture) for loan losses	(2,500)	4,000
Net interest income after provision (recapture) for loan losses	8,654	4,071

NON-INTEREST INCOME:
Fees and service charges	1,030	1,057
Asset management fees	736	604
Net gain on sale of loans held for sale	317	727
Bank owned life insurance	142	149
Other	21	(97)
Total non-interest income	2,246	2,440

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,870	3,793
Occupancy and depreciation	1,244	1,234
Data processing	688	314
Amortization of core deposit intangible	17	19
Advertising and marketing expense	204	219
FDIC insurance premium	411	287
State and local taxes	126	148
Telecommunications	68	121
Professional fees	338	421
Real estate owned expenses	1,612	939
Other	665	781
Total non-interest expense	9,243	8,276

INCOME (LOSS) BEFORE INCOME TAXES	1,657	(1,765)
PROVISION FOR INCOME TAXES	17	15
NET INCOME (LOSS)	$1,640	$(1,780)

Earnings (loss) per common share:
Basic	$0.07	$(0.08)
Diluted	0.07	(0.08)
Weighted average number of shares outstanding:
Basic	22,357,962	22,333,329
Diluted	22,358,633	22,333,329

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(In thousands) (Unaudited)	2013	2012

Net income (loss)	$1,640	$(1,780)

Other comprehensive income (loss): (1)
Unrealized holding gain (loss) on securities, net	70	(25)
Income tax benefit (expense) related to securities unrealized holding gain (loss)	(24)	9

Noncontrolling interest	32	18
Total comprehensive income (loss)	$1,718	$(1,778)

(1) There were no reclassifications out of other comprehensive income (loss) for the three months ended June 30, 2013 and 2012.

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	Common Stock		Additional		Unearned Shares Issued to Employee Stock	Accumulated Other
(In thousands, except share data)			Paid-In	Retained	Ownership	Comprehensive	Noncontrolling
(Unaudited)	Shares	Amount	Captial	Earnings	Trust	Loss	Interest	Total

Balance April 1, 2012	22,471,890	$225	$65,610	$11,536	$(593)	$(1,171)	$544	$76,151

Net loss	-	-	-	(1,780)	-	-	-	(1,780)
Stock option expense	-	-	1	-	-	-	-	1
Earned ESOP shares	-	-	(18)	-	26	-	-	8
Unrealized holding loss on securities available for sale	-	-	-	-	-	(16)	-	(16)
Noncontrolling interest	-	-	-	-	-	-	18	18

Balance June 30, 2012	22,471,890	$225	$65,593	$9,756	$(567)	$(1,187)	$562	$74,382

Balance April 1, 2013	22,471,890	$225	$65,551	$14,169	$(490)	$(1,013)	$603	$79,045

Net income	-	-	-	1,640	-	-	-	1,640
Earned ESOP shares	-	-	(10)	-	26	-	-	16
Unrealized holding gain on securities available for sale	-	-	-	-	-	46	-	46
Noncontrolling interest	-	-	-	-	-	-	32	32

Balance June 30, 2013	22,471,890	$225	$65,541	$15,809	$(464)	$(967)	$635	$80,779

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(In thousands) (Unaudited)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,640	$(1,780)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	424	446
Provision (recapture) for loan losses	(2,500)	4,000
Noncash expense related to ESOP	16	8
Increase (decrease) in deferred loan origination fees, net of amortization	82	(66)
Origination of loans held for sale	(12,490)	(2,716)
Proceeds from sales of loans held for sale	12,326	3,375
Stock based compensation expense	-	1
Writedown of real estate owned	1,292	787
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(289)	(563)
Income from bank owned life insurance	(142)	(149)
Changes in assets and liabilities:
Prepaid expenses and other assets	205	1,684
Accrued interest receivable	(4)	74
Accrued expenses and other liabilities	1,029	(682)
Net cash provided by operating activities	1,589	4,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments, net	9,285	26,338
Proceeds from sale of loans	-	31,394
Principal repayments on investment securities available for sale	29	6
Principal repayments on investment securities held to maturity	-	6
Purchase of investment securities available for sale	(8,000)	-
Principal repayments on mortgage-backed securities available for sale	120	153
Principal repayments on mortgage-backed securities held to maturity	3	3
Purchase of mortgage-backed securities available for sale	(6,094)	-
Purchase of premises and equipment and capitalized software	(366)	(1,180)
Redemption of certificates of deposits held for investment, net	1,983	498
Proceeds from redemption of Federal Home Loan Bank stock	65	-
Proceeds from sale of real estate owned and premises and equipment	2,968	2,108
Net cash provided by (used in) investing activities	(7)	59,326

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deposit accounts	(4,311)	(38,563)
Principal payments under capital lease obligation	(20)	(18)
Net decrease in advance payments by borrowers	(788)	(195)
Net cash used in financing activities	(5,119)	(38,776)

NET INCREASE (DECREASE) IN CASH	(3,537)	24,969
CASH, BEGINNING OF PERIOD	115,415	46,393
CASH, END OF PERIOD	$111,878	$71,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$530	$834

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$1,812	$8,490
Transfer of real estate owned to loans	-	2,104
Fair value adjustment to securities available for sale	70	(25)
Income tax effect related to fair value adjustment	(24)	9

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2013 (“2013 Form 10-K”). The results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2014. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan (“1998 Plan”). The 1998 Plan was effective on October 1, 1998 and expired on October 1, 2008.  Accordingly, no further option awards may be granted under the 1998 Plan; however, any awards granted prior to its expiration remain outstanding subject to their terms.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective in July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Company’s Board of Directors. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At June 30, 2013, there were options for 87,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	407,500	9.05	440,500	$8.87
Grants	-	-	-	-
Forfeited	-	-	-	-
Expired	(10,000)	8.44	(20,000)	6.76
Balance, end of period	397,500	9.07	420,500	$8.97

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Stock options fully vested and expected to vest:
Number	397,100	419,950
Weighted average exercise price	$9.08	$8.97
Aggregate intrinsic value (1)	$3	$-
Weighted average contractual term of options (years)	4.20	5.00
Stock options fully vested and currently exercisable:
Number	394,300	413,900
Weighted average exercise price	$9.12	$9.07
Aggregate intrinsic value (1)	$2	$-
Weighted average contractual term of options (years)	4.17	4.96

(1)   The aggregate intrinsic value (in thousands) of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

Stock-based compensation expense related to stock options for the three months ended June 30, 2013 and 2012 was $0 and $1,000, respectively. As of June 30, 2013, there was $2,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through December 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. There were no stock options granted during the three months ended June 30, 2013 and 2012.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed exercise of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three months ended June 30, 2013 and 2012, stock options for 397,000 and 428,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended June 30,
	2013	2012
Basic EPS computation:
Numerator-net income (loss)	$1,640,000	$(1,780,000)
Denominator-weighted average common shares outstanding	22,357,962	22,333,329
Basic EPS	$0.07	$(0.08)
Diluted EPS computation:
Numerator-net income (loss)	$1,640,000	$(1,780,000)
Denominator-weighted average common shares outstanding	22,357,962	22,333,329
Effect of dilutive stock options	671	-
Weighted average common shares
and common stock equivalents (1)	22,358,633	22,333,329
Diluted EPS	$0.07	$(0.08)
(1) For the three months ended June 30, 2012, the Company recognized a net loss and therefore all outstanding stock options were excluded from the calculation of diluted earnings per share because they were antidilutive.

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
Trust preferred	$2,737	$-	$(670)	$2,067
Agency securities	13,000	-	(477)	12,523
Total	$15,737	$-	$(1,147)	$14,590

March 31, 2013
Trust preferred	$2,766	$-	$(1,528)	$1,238
Agency securities	5,000	-	(22)	4,978
Total	$7,766	$-	$(1,550)	$6,216

The contractual maturities of investment securities available for sale are as follows (in thousands):
June 30, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5,000	4,834
Due after five years through ten years	8,000	7,689
Due after ten years	2,737	2,067
Total	$15,737	$14,590

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013

Trust preferred	$-	$-	$2,067	$(670)	$2,067	$(670)
Agency securities	12,523	(477)	-	-	12,523	(477)
Total	$12,523	$(477)	$2,067	$(670)	$14,590	$(1,147)

March 31, 2013

Trust preferred	$-	$-	$1,238	$(1,528)	$1,238	$(1,528)
Agency securities	4,978	(22)	-	-	4,978	(22)
Total	$4,978	$(22)	$1,238	$(1,528)	$6,216	$(1,550)

At June 30, 2013, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 17 other holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuers. Four of the issuers of trust preferred securities in this pool have defaulted (representing 43% of the remaining collateral, including excess collateral), and two other issuers are currently deferring interest payments (5% of the remaining collateral). The Company has estimated an expected default rate of 37% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 47% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the three months ended June 30, 2013, the Company determined that there was no additional OTTI charge on the above collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The unrealized losses on the above agency securities were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of the agency securities to recover as the agency securities approaches their maturity dates or sooner if market yields for such securities decline. The Company does not believe that the agency securities are impaired because of their credit quality or related to any issuer or industry specific event. Based on management’s evaluation and intent, the unrealized losses related to the agency securities in this table are considered temporary.

The Company realized no gains or losses on sales of investment securities for the three months ended June 30, 2013 and 2012. Investment securities with an amortized cost of $1.0 million at June 30, 2013 and March 31, 2013 and a fair value of $967,000 and $996,000 at June 30, 2013 and March 31, 2013, respectively, were pledged as collateral for government public funds held by the Bank.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
FHLMC mortgage-backed securities	$30	$2	$-	$32
FNMA mortgage-backed securities	92	1	-	93
Total	$122	$3	$-	$125

March 31, 2013
FHLMC mortgage-backed securities	$31	$3	$-	$34
FNMA mortgage-backed securities	94	1	-	95
Total	$125	$4	$-	$129

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

June 30, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	2	2
Due after five years through ten years	11	12
Due after ten years	109	111
Total	$122	$125

Mortgage-backed securities held to maturity with an amortized cost of $51,000 and $53,000 and a fair value of $53,000 and $55,000 at June 30, 2013 and March 31, 2013, respectively, were pledged as collateral for governmental public funds.

Mortgage-backed securities available for sale consisted of the following (in thousands):

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$210	$6	$-	$216
FHLMC mortgage-backed securities	2,128	5	(92)	2,041
FNMA mortgage-backed securities	4,048	-	(237)	3,811
Total	$6,386	$11	$(329)	$6,068

March 31, 2013
Real estate mortgage investment conduits	$230	$7	$-	$237
FHLMC mortgage-backed securities	183	8	-	191
FNMA mortgage-backed securities	3	-	-	3
Total	$416	$15	$-	$431

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
June 30, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$110	$115
Due after one year through five years	48	50
Due after five years through ten years	-	-
Due after ten years	6,228	5,903
Total	$6,386	$6,068

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013

FHLMC mortgage-backed securities	$1,925	$(92)	$-	$-	$1,925	$(92)
FNMA mortgage-backed securities	3,811	(237)	-	-	3,811	(237)
Total	$5,736	$(329)	$-	$-	$5,736	$(329)

There were no mortgage-backed securities that were temporarily impaired at March 31, 2013.

The unrealized losses on the above mortgage-backed securities were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of the mortgage-backed securities to recover as the mortgage-backed securities approaches their maturity dates or sooner if market yields for such securities decline. The Company does not believe that the mortgage-backed securities are impaired because of their credit quality or related to any issuer or industry specific event. Based on management’s evaluation and intent, the unrealized losses related to the mortgage-backed securities in this table are considered temporary.

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $322,000 and $416,000 and a fair value of $333,000 and $431,000 at June 30, 2013 and March 31, 2013, respectively, were pledged as collateral for government public funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) securities.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	June 30, 2013	March 31, 2013
Commercial and construction
Commercial business	$69,175	$71,935
Other real estate mortgage	350,122	355,397
Real estate construction	10,792	9,675
Total commercial and construction	430,089	437,007

Consumer
Real estate one-to-four family	93,341	97,140
Other installment	1,959	1,865
Total consumer	95,300	99,005

Total loans	525,389	536,012

Less: Allowance for loan losses	13,697	15,643
Loans receivable, net	$511,692	$520,369

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2013, loans carried at $360.8 million were pledged as collateral to the Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) for borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of June 30, 2013 and March 31, 2013, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses (in thousands):

Three months ended June 30, 2013	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643
Provision for (recapture of) loan losses	(563)	(352)	(1,200)	(209)	21	(328)	131	(2,500)
Charge-offs	(55)	(74)	(8)	-	(7)	(138)	-	(282)
Recoveries	184	15	483	-	4	150	-	836
Ending balance	$1,694	$5,568	$1,294	$332	$239	$2,633	$1,937	$13,697

Three months ended June 30, 2012

Beginning balance	$2,688	$5,599	$4,906	$1,121	$412	$3,274	$1,921	$19,921
Provision for loan losses	480	2,957	(105)	208	142	201	117	4,000
Charge-offs	(624)	(934)	(874)	(384)	(75)	(156)	-	(3,047)
Recoveries	32	-	31	-	1	34	-	98
Ending balance	$2,576	$7,622	$3,958	$945	$480	$3,353	$2,038	$20,972

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):
	Allowance for loan losses			Recorded investment in loans
June 30, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,694	$1,694	$906	$68,269	$69,175
Commercial real estate	256	5,312	5,568	24,762	267,409	292,171
Land	-	1,294	1,294	1,663	17,575	19,238
Multi-family	-	332	332	3,332	35,381	38,713
Real estate construction	-	239	239	168	10,624	10,792
Consumer	124	2,509	2,633	3,252	92,048	95,300
Unallocated	-	1,937	1,937	-	-	-
Total	$380	$13,317	$13,697	$34,083	$491,306	$525,389

	Allowance for loan losses			Recorded investment in loans
March 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,128	$2,128	$679	$71,256	$71,935
Commercial real estate	536	5,443	5,979	19,466	278,225	297,691
Land	-	2,019	2,019	3,469	19,935	23,404
Multi-family	-	541	541	3,846	30,456	34,302
Real estate construction	-	221	221	175	9,500	9,675
Consumer	183	2,766	2,949	4,933	94,072	99,005
Unallocated	-	1,806	1,806	-	-	-
Total	$719	$14,924	$15,643	$32,568	$503,444	$536,012

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $401,000 and $470,000 during the three months ended June 30, 2013 and 2012, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

June 30, 2013	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$1,631	$1,215	$2,846	$66,329	$69,175	$-
Commercial real estate	2,623	13,405	16,028	276,143	292,171	-
Land	-	1,468	1,468	17,770	19,238	-
Multi-family	-	2,465	2,465	36,248	38,713	-
Real estate construction	-	168	168	10,624	10,792	-
Consumer	1,840	2,669	4,509	90,791	95,300	-
Total	$6,094	$21,390	$27,484	$497,905	$525,389	$-

March 31, 2013

Commercial business	$336	$1,349	$1,685	$70,250	$71,935	$-
Commercial real estate	6,345	10,315	16,660	281,031	297,691	-
Land	-	3,267	3,267	20,137	23,404	-
Multi-family	-	2,968	2,968	31,334	34,302	-
Real estate construction	-	175	175	9,500	9,675	-
Consumer	2,654	3,059	5,713	93,292	99,005	-
Total	$9,335	$21,133	$30,468	$505,544	$536,012	$-

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):
	June 30, 2013		March 31, 2013
	Weighted- Average Risk Grade	Classified Loans (2)	Weighted- Average Risk Grade	Classified Loans (2)

Commercial business	3.54	$2,467	3.64	$3,816
Commercial real estate	4.03	36,674	4.02	37,643
Land	4.36	2,184	4.57	4,306
Multi-family	3.55	3,346	3.68	3,846
Real estate construction	3.23	168	3.26	175
Consumer (1)	7.00	2,669	7.00	3,059
Total	3.92	$47,508	3.96	$52,845

Total loans risk rated	$432,550		$439,587

(1) Consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.
 (2) Classified loans include loans under the credit quality indicator categories of Substandard, Doubtful and Loss.

Impaired loans: A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, loans 90 days or more delinquent, loans internally designated as substandard or worse, on non-accrual status or trouble debt restructures (“TDRs”). The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and does not have an appraisal performed in the last three months, the Company generally obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation on an annual basis. The valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

The following tables present an analysis of impaired loans at the dates indicated (in thousands):

June 30, 2013	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$906	$-	$906	$923	$-
Commercial real estate	23,618	1,144	24,762	26,589	256
Land	1,663	-	1,663	2,398	-
Multi-family	3,332	-	3,332	4,335	-
Real estate construction	168	-	168	822	-
Consumer	2,012	1,240	3,252	4,145	124
Total	$31,699	$2,384	$34,083	$39,212	$380

March 31, 2013

Commercial business	$679	$-	$679	$944	$-
Commercial real estate	12,011	7,455	19,466	21,291	536
Land	3,469	-	3,469	4,359	-
Multi-family	3,846	-	3,846	4,802	-
Real estate construction	175	-	175	811	-
Consumer	3,090	1,843	4,933	5,799	183
Total	$23,270	$9,298	$32,568	$38,006	$719

	Three Months ended June 30, 2013		Three Months ended June 30, 2012
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$793	$4	$6,417	$43
Commercial real estate	22,114	134	22,994	104
Land	2,566	3	10,143	36
Multi-family	3,589	15	9,351	43
Real estate construction	172	-	4,742	-
Consumer	4,091	11	5,055	17
Total	$33,325	$167	$58,702	$243

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent.  In these cases, the estimated fair value of the collateral, less selling costs (when applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses.

The following table presents newly restructured loans that occurred during the three months ended June 30, 2013 and 2012:

	June 30, 2013			June 30, 2012
(Dollars in Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	-	$-	$-	1	$301	$301
Commercial real estate (1)	-	-	-	2	1,973	1,649
Land (1)	-	-	-	3	2,340	1,964
Multi-family (1)	-	-	-	1	3,278	3,201
Consumer	1	43	42	2	1,971	1,945
Total	1	$43	$42	9	$9,863	$9,060

(1)     Original loan was a $5.0 million real estate construction loan restructured into one $3.3 million multi-family, one $875,000 commercial real estate and one $800,000 land loan based upon collateral securing the restructured loans at June 30, 2012.

There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended June 30, 2013.

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

An interim impairment test was not deemed necessary as of June 30, 2013, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

10.	JUNIOR SUBORDINATED DEBENTURES

At June 30, 2013, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral through June 30, 2013. As of June 30, 2013 and March 31, 2013, the Company has deferred a total of $3.4 million and $3.3 million, respectively, of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Operations. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at June 30, 2013 and March 31, 2013, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at June 30, 2013 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.63%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.62%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

11.	FAIR VALUE MEASUREMENT

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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).
		Fair value measurements using
June 30, 2013	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment securities available for sale
Trust preferred	$2,067	$-	$-	$2,067
Agency securities	12,523	-	12,523	-
Mortgage-backed securities available for sale				-
Real estate mortgage investment conduits	216	-	216	-
FHLMC mortgage-backed securities	2,041	-	2,041	-
FNMA mortgage-backed securities	3,811	-	3,811	-
Total recurring assets measured at fair value	$20,658	$-	$18,591	$2,067

March 31, 2013

Investment securities available for sale
Trust preferred	$1,238	$-	$-	$1,238
Agency securities	4,978	-	4,978	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	237	-	237	-
FHLMC mortgage-backed securities	191	-	191	-
FNMA mortgage-backed securities	3	-	3	-
Total recurring assets measured at fair value	$6,647	$-	$5,409	$1,238

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2013 and 2012 (in thousands).  There were no transfers of assets in to or out of Level 1, 2 or 3 for the three months ended June 30, 2013 and 2012.

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2013	June 30, 2012
	Available for sale securities	Available for sale securities

Beginning balance	$1,238	$1,166
Transfers in to Level 3	-	-
Included in earnings	-	-
Included in other comprehensive income	829	(39)
Ending balance	$2,067	$1,127

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

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures during the three months ended June 30, 2013. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements using
June 30, 2013	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$8,676	$-	$-	$8,676
Real estate owned	7,122	-	-	7,122
Total nonrecurring assets measured at fair value	$15,798	$-	$-	$15,798

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2013 (in thousands):

	Valuation technique	Significant unobservable inputs	Range

Loans measured for impairment	Appraised value	Adjustment for market conditions	0% - 10%

Real estate owned	Appraised value	Adjustment for market conditions	0% - 38%

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods within those annual periods beginning on or after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

The estimated fair value of financial instruments is as follows (in thousands):

June 30, 2013	Carry value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value

Assets:
Cash	$111,878	$111,878	$-	$-	$111,878
Certificates of deposit held for investment	42,652	-	42,861	-	42,861
Investment securities available for sale	14,590	-	12,523	2,067	14,590
Mortgage-backed securities held to maturity	122	-	125	-	125
Mortgage-backed securities available for sale	6,068	-	6,068	-	6,068
Loans receivable, net	511,692	-	-	477,078	477,078
Loans held for sale	1,258	-	1,258	-	1,258
Federal Home Loan Bank stock	7,089	-	7,089	-	7,089

Liabilities:
Demand – savings deposits	$479,511	$479,511	$-	$-	$479,511
Time deposits	179,984	-	179,886	-	179,886
Junior subordinated debentures	22,681	-	-	10,210	10,210

March 31, 2013	Carry value	Quoted prices in active markets for identical assets (Level 1)		Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value

Assets:
Cash	$115,415		$115,415	$-	$-	$115,415
Certificates of deposit held for investment	44,635		-	45,078	-	45,078
Investment securities available for sale	6,216		-	4,978	1,238	6,216
Mortgage-backed securities held to maturity	125		-	129	-	129
Mortgage-backed securities available for sale	431		-	431	-	431
Loans receivable, net	520,369		-	-	495,312	495,312
Loans held for sale	831		-	831	-	831
Federal Home Loan Bank stock	7,154		-	7,154	-	7,154

Liabilities:
Demand – savings deposits	$475,688	$		$475,688	$-	$475,688
Time deposits	188,118		-	189,289	-	189,289
Junior subordinated debentures	22,681		-	-	9,433	9,433

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

Investments and Mortgage-Backed Securities – Fair values were based on quoted market rates and dealer quotes. The fair value of the trust preferred investment was determined using a discounted cash flow method (see also Note 11 – Fair Value Measurements).

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

Off-Balance Sheet Financial Instruments – The estimated fair value of loan commitments approximates fees recorded associated with such commitments. Since the majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Company has determined they do not have a distinguishable fair value.

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

At June 30, 2013, a schedule of significant off-balance sheet commitments are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$5,897
Fixed-rate	7,684
Standby letters of credit	813
Undisbursed loan funds, and unused lines of credit	68,391
Total	$82,785

At June 30, 2013, the Company had firm commitments to sell $2.3 million of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At June 30, 2013, loans under warranty totaled $122.1 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Company believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability has been recorded in the consolidated financial statements.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company’s financial position, results of operations, or liquidity.

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2013 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change.  There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the Company’s 2013 Form 10-K.

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

Entry into the Agreement does not change the Bank’s “well capitalized” status as of the date of this Form 10-Q. The Agreement is based on the findings of the OCC during its on-site examination of the Bank as of June 30, 2011 (“OCC Exam”). Since the completion of the OCC Exam, the Bank’s Board of Directors (“Board”) and its management have successfully implemented initiatives and strategies to address and resolve the issues noted in the Agreement. The Bank continues to work in cooperation with its regulators to ensure its policies and procedures remain in conformity with the requirements contained in the Agreement.

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

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of June 30, 2013, the Bank’s Tier 1 capital (leverage) ratio was 10.27% and its total risk-based capital ratio was 15.81%.

In October 2009, the Company entered into a separate MOU agreement with the OTS, at the time the Company’s primary regulator. In May 2013, the Company entered into a written agreement with the Federal Reserve. This written agreement requires the Company to: (a) provide notice to and obtain written approval from the Federal Reserve prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written approval from the Federal Reserve prior to the Company incurring, issuing, renewing or repurchasing any new debt; (c) provide notice to and obtain written approval from the Federal Reserve prior to the Company making payments on its Debentures; (d) submit written statement of its planned sources and uses of cash for debt service, operating expenses, and other purposes (“Cash Flow Projection”) beginning for calendar year 2013 and  submit progress reports related to its Cash Flow Projections and financial results.

The Company believes it is currently in compliance with all of the requirements of the written agreement with the Federal Reserve through its normal business operations. The written agreement will remain in effect until modified or terminated by the Federal Reserve.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial business, commercial real estate and real estate construction loans have increased to 81.9% of the loan portfolio at June 30, 2013 from 81.5% at March 31, 2013. The Company’s strategy over the past several years has been to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. The Company’s loan portfolio declined from $520.4 million at March 31, 2013 to $511.7 million at June 30, 2013 due to the Company’s efforts to restructure its balance sheet and reduce its overall loans receivable as part of the Company’s asset quality, capital and liquidity strategies

Over the last several years, the Company has steadily reduced our exposure to speculative construction and land acquisition and development loans through write-downs, collections, modifications and sales of nonperforming loans. Speculative construction loans, consisting of unsold properties under construction, represented $3.7 million and $3.5 million, or 94.8% and 87.9%, respectively, of the residential construction portfolio at June 30, 2013 and March 31, 2013.  This represents an increase of $200,000 or 6.51% between March 31, 2013 and June 30, 2013. Total real estate construction loans at June 30, 2013 increased to $10.8 million compared to $9.7 million at March 31, 2013. Land acquisition and development loans were $19.2 million at June 30, 2013 compared to $23.4 million at March 31, 2013, which represents a decline of 17.8%. Most recently, the Company’s primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry.

Through the Bank’s subsidiary, Riverview Asset Management Corp. (“RAMCorp”), our trust and financial services company which is located in downtown Vancouver, Washington, RAMCorp provides full-service brokerage activities, trust and asset management services. The Bank’s Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

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

At June 30, 2013, checking accounts totaled $210.6 million, or 31.9% of our total deposit mix compared to $213.3 million or 30.2% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through our trust and financial services company, Riverview Asset Management Corp. (“RAMCorp”), and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 18 branches, including ten in Clark County, three in the Portland metropolitan area and three lending centers, including our new full-service branch in Gresham, Oregon.

There continue to be indications that economic conditions are improving in our market areas from the recent recessionary downturn, however, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward. Unemployment in Clark County and Portland, Oregon decreased during the quarter ended June 30, 2013. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 9.3% in April 2013 compared to 10.1% in March 2013 and 11.0% in June 2012. According to the Oregon Employment Department, unemployment in Portland decreased to 7.1% in June 2013 compared to 7.5% in March 2013 and 7.7% in June 2012. Home values in June 30, 2013 remained lower than home values as compared to 2011 and 2010, due in large part to an increase in the volume of foreclosures and short sales. However, home values have recently stabilized and even shown increases during the three months ended June 30, 2013 and the past fiscal year ended March 31, 2013. According to the Regional Multiple Listing Services (RMLS), inventory levels in Portland, Oregon have fallen to 2.9 months in June 2013 compared to 3.2 months in March 2013 and 3.9 months in June 2012. Inventory levels in Clark County have decreased to 3.7 months compared to 4.4 months in March 2013 and 5.4 months in June 2012. Closed home sales in Clark County increased 29.0% in June 2013 compared to June 2012. Closed home sales in Portland increased 11.9% during the same time period. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates have decreased in Clark County and Portland Oregon and were approximately 11.2% and 16.0%, respectively as of June 30, 2013 compared to 16.6% and 22.8%, respectively, at June 30, 2012.  The Company has also seen an increase in sales activity for building lots in recent months.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than may be recognized through foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. The Company has also continued to reduce its exposure to land development and speculative construction loans. The total land development and speculative construction loan portfolios declined to $22.9 million at June 30, 2013 compared to $26.9 million at March 31, 2013. Nonperforming assets decreased $2.2 million to $34.6 million at June 30, 2013 compared to $36.8 million at March 31, 2013. Nonperforming loans increased slightly from $21.1 million at March 31, 2013 to $21.4 million at June 30, 2013. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with its heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $354.4 million and $313.8 million at June 30, 2013 and 2012, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product for consumer customers, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to business customers. The Company introduced its mobile banking application during the second fiscal quarter of 2013 to further allow flexibility and convenience to its customers related to their banking needs. During June 2013, the Company also implemented a new core banking platform that will enable the Company to better serve its customer base. The Company also participates in an internet deposit listing service which allows the Company to post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions. The

Company also offers Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers along with the Certificate of Deposit Account Registry Service (CDARS™) program which allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth. The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $1.0 million during the quarter-ended June 30, 2013.  The Company had no outstanding advances from the FHLB or the FRB at June 30, 2013.

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

June 30, 2013	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total

Commercial business	$69,175	$-	$-	$69,175
Commercial construction	-	-	6,885	6,885
Office buildings	-	85,620	-	85,620
Warehouse/industrial	-	40,671	-	40,671
Retail/shopping centers/strip malls	-	65,600	-	65,600
Assisted living facilities	-	7,691	-	7,691
Single purpose facilities	-	92,589	-	92,589
Land	-	19,238	-	19,238
Multi-family	-	38,713	-	38,713
One-to-four family construction	-	-	3,907	3,907
Total	$69,175	$350,122	$10,792	$430,089

March 31, 2013	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total

Commercial business	$71,935	$-	$-	$71,935
Commercial construction	-	-	5,719	5,719
Office buildings	-	86,751	-	86,751
Warehouse/industrial	-	41,124	-	41,124
Retail/shopping centers/strip malls	-	67,472	-	67,472
Assisted living facilities	-	13,146	-	13,146
Single purpose facilities	-	89,198	-	89,198
Land	-	23,404	-	23,404
Multi-family	-	34,302	-	34,302
One-to-four family construction	-	-	3,956	3,956
Total	$71,935	$355,397	$9,675	$437,007

Comparison of Financial Condition at June 30, 2013 and March 31, 2013

Cash, including interest-earning accounts, totaled $111.9 million at June 30, 2013 compared to $115.4 million at March 31, 2013. The Company has been maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability matching purposes. As a part of the Company’s liquidity strategy, the Company invests a portion of its excess cash in short-term certificates of deposit at a higher yield than cash held in interest-earning accounts in order to maximize earnings. All of the certificates of deposit held for investment are fully insured under the FDIC. At June 30, 2013, certificates of deposits held for investment totaled $42.7 million compared to $44.6 million at March 31, 2013.

Investment securities available for sale totaled $14.6 million and $6.2 million at June 30, 2013 and at March 31, 2013, respectively. The $8.4 million increase was a result of purchases totaling $8.0 million during the three month period ended June 30, 2013. For the quarter ended June 30, 2013, the Company determined that none of its investment securities required an OTTI charge. For additional information, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Mortgage-backed securities available-for-sale totaled $6.1 million at June 30, 2013, compared to $431,000 at March 31, 2013.  The $5.6 million increase was a result purchases totaling $6.1 million during the three month period ended June 30, 2013 partially offset by principal repayments. The Company does not believe that it has any exposure to sub-prime mortgage backed securities.

Loans receivable, net, totaled $511.7 million at June 30, 2013, compared to $520.4 million at March 31, 2013. The decrease was due to principal repayments and planned reductions on existing loans in our commercial business, commercial real estate and land portfolios as part of our efforts to reduce classified and nonperforming loans. For the quarter ended June 30, 2013, the Company reduced classified loans a total of $5.3 million. Land development loans also decreased $4.2 million during the quarter ended June 30, 2013 ($2.1 million of this decrease was included in the classified loan reduction). A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market area. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (“ARM”), teaser, or sub-prime residential real estate loans in its portfolio.

Deposit accounts decreased $4.3 million to $659.5 million at June 30, 2013, compared to $663.8 million at March 31, 2013. The Company had no wholesale-brokered deposits as of June 30, 2013 or March 31, 2013. Core branch deposits (comprised of all demand, savings and interest checking accounts, plus all time deposits and excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), Interest on Real Estate Trust Accounts (“IRETA”) public funds and Internet based deposits) accounted for 95.2% of total deposits at June 30, 2013, compared to 94.4% at March 31, 2013. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Deferred income taxes, net totaled $498,000 at June 30, 2013 compared to $522,000 at March 31, 2013.  The Company established a valuation allowance on the Company’s deferred income taxes during fiscal year 2012.  At June 30, 2013 and March 31, 2013, the total valuation allowance was $15.8 million and $16.2 million, respectively.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $1.7 million to $80.1 million at June 30, 2013 from $78.4 million at March 31, 2013.  The increase was mainly attributable to net income of $1.6 million for the three months ended June 30, 2013.

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of June 30, 2013, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total Capital:
(To Risk-Weighted Assets)	$82,939	15.81%	$41,973	8.0%	$62,959	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	76,290	14.54	20,986	4.0	31,480	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	76,290	10.27	29,726	4.0	66,884	9.0	(1)
Tangible Capital:
(To Tangible Assets)	76,290	10.27	11,147	1.5	N/A	N/A

March 31, 2013
Total Capital:
(To Risk-Weighted Assets)	$81,227	15.29%	$42,493	8.0%	$63,740	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	74,473	14.02	21,247	4.0	31,870	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	74,473	9.99	29,823	4.0	67,102	9.0	(1)
Tangible Capital:
(To Tangible Assets)	74,473	9.99	11,184	1.5	N/A	N/A
(1) The Bank agreed with the OCC to establish higher minimum capital ratios and to maintain a Tier 1 capital (leverage) ratio of not less than 9.0% and a total risked-based capital ratio of not less than 12.0% in order to be deemed “well capitalized”.

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

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. The Company continued with the interest deferral at June 30, 2013. As of June 30, 2013, the Company had deferred a total of $3.4 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Operations. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2013, the Company used its sources of funds primarily to fund loan commitments, purchase investment securities and to pay deposit withdrawals. At June 30, 2013, cash totaled $111.9 million, or 14.4% of total assets. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At June 30, 2013, the Bank had no advances from the FRB and a borrowing capacity of $66.6 million from the FRB. At June 30, 2013, there were no borrowings from the FHLB of Seattle and the Bank had an available credit facility of $160.3 million. At June 30, 2013, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Company has utilized brokered deposits from time to time, the Company historically has not relied on brokered deposits to fund its operations. At June 30, 2013, the Company had no wholesale-brokered deposits. The Company also participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Company’s reciprocal CDARS and ICS balances were $35.1 million, or 5.3% of total deposits, and $35.8 million, or 5.4% of total deposits, at June 30, 2013 and March 31, 2013, respectively. Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. The Company’s brokered deposits (which includes CDARS and ICS) are restricted to 20% of total deposits based on a supervisory imposed limit. The combination of all the Company’s funding sources, gives the Company available liquidity of $489.2 million, or 63.2% of total assets at June 30, 2013.

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.

At June 30, 2013, the Company had total commitments of $82.8 million, which includes commitments to extend credit of $13.6 million, unused lines of credit and undisbursed balances of $68.4 million and standby letters of credit totaling $813,000. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $126.3 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $63.4 million.

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

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $34.6 million or 4.46% of total assets at June 30, 2013 compared to $36.8 million or 4.73% of total assets at March 31, 2013.

The following table sets forth information regarding the Company’s nonperforming loans (dollars in thousands).

	June 30, 2013		March 31, 2013
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	7	$1,215	9	$1,349
Commercial real estate	8	13,405	6	10,315
Land	2	1,468	5	3,267
Multi-family	1	2,465	1	2,968
Real estate construction	1	168	1	175
Consumer	15	2,669	15	3,059
Total	34	$21,390	37	$21,133

The Company has continued to focus on managing the residential construction and land development portfolios. At June 30, 2013, the Company’s residential construction and land acquisition and development loan portfolios were $3.9 million and $19.2 million, respectively as compared to $5.1 million and $29.1 million at June 30, 2012. The percentage of nonperforming loans in the residential construction and land acquisition and development portfolios at June 30, 2013 was 4.30% and 7.63%, respectively as compared to 39.29% and 14.36%, respectively, a year ago. For the three months ended June 30, 2013, net charge-offs for the residential construction portfolio totaled $3,000 and net recoveries in the land development portfolio totaled $474,000. The commercial real estate loan portfolio has been affected more in recent quarters from the continued weak economy. Nonperforming commercial real estate loans to total nonperforming loans has increased to 62.67% at June 30, 2013 compared to 48.81% at March 31, 2013. Classified commercial real estate loans decreased from $37.6 million at March 31, 2013 to $36.7 million at June 30, 2013.

REO totaled $13.2 million at June 30, 2013 compared to $15.6 million at March 31, 2013. During the quarter, REO sales totaled $3.0 million, valuation write-downs totaled $1.3 million and transfers to REO totaled $1.8 million. The $13.2 million balance of REO is comprised of single-family homes totaling $1.7 million, residential building lots totaling $1.6 million, land development property totaling $6.0 million and industrial and commercial real estate property totaling $3.9 million. All of these properties are located in Washington and Oregon.

The allowance for loan losses was $13.7 million or 2.61% of total loans at June 30, 2013 compared to $15.6 million or 2.92% of total loans at March 31, 2013. The decrease in the balance of the allowance for loan losses at June 30, 2013 reflects the decreased levels of delinquent and classified loans, decreased charge-offs and increase in recoveries, decline in the loan portfolio as well as stabilizing real estate values. The coverage ratio of allowance for loan losses to nonperforming loans was 64.03% at June 30, 2013 compared to 74.02% at March 31, 2013. At June 30, 2013, the Company identified $20.1 million, or 94.12% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in a specific reserve of $61,000, or 0.30% of the nonperforming loans on which a specific analysis was performed. Based on its comprehensive analysis, management deemed the allowance for loan losses of at June 30, 2013 adequate to cover probable losses inherent in the loan portfolio. However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in the document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral, less selling costs (when applicable), are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At June 30, 2013 the Company had TDRs totaling $16.9 million of which $11.1 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for two of the Company’s TDRs that defaulted since the loan was modified. The related amount of interest income recognized on these TDRs was $123,000 and $116,000 for the three months ended June 30, 2013 and 2012, respectively.

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

The following table sets forth information regarding the Company’s nonperforming assets.

	June 30, 2013	March 31, 2013
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$1,215	$1,349
Other real estate mortgage	17,338	16,550
Real estate construction	168	175
Real estate one-to-four family	2,669	3,059
Total	21,390	21,133
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	21,390	21,133
REO	13,165	15,638
Total nonperforming assets	$34,555	$36,771

Foregone interest on non-accrual loans (1)	$401	$1,420
Total nonperforming loans to total loans	4.07%	3.94%
Total nonperforming loans to total assets	2.76	2.72
Total nonperforming assets to total assets	4.46	4.73

(1) Three months ended June 30 and twelve months ended March 31

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Total
June 30, 2013	(in thousands)

Commercial business	$-	$404	$811	$-	$1,215
Commercial real estate	5,581	-	7,600	224	13,405
Land	-	800	668	-	1,468
Multi-family	-	2,465	-	-	2,465
One-to-four family construction	-	168	-	-	168
Consumer	349	394	1,376	550	2,669
Total nonperforming loans	5,930	4,231	10,455	774	21,390
REO	-	4,327	7,120	1,718	13,165
Total nonperforming assets	$5,930	$8,558	$17,575	$2,492	$34,555

March 31, 2013

Commercial business	$94	$169	$1,086	$-	$1,349
Commercial real estate	2,638	-	7,379	298	10,315
Land	-	800	2,467	-	3,267
Multi-family	-	2,968	-	-	2,968
One-to-four family construction	-	175	-	-	175
Consumer	349	401	1,703	606	3,059
Total nonperforming loans	3,081	4,513	12,635	904	21,133
REO	1,637	5,272	6,548	2,181	15,638
Total nonperforming assets	$4,718	$9,785	$19,183	$3,085	$36,771

The composition of the speculative construction and land development loan portfolios by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Total
June 30, 2013		(in thousands)

Land development	$3,918	$1,326	$13,994	$-	$19,238
Speculative construction	-	168	3,397	138	3,703
Total speculative and land construction	$3,918	$1,494	$17,391	$138	$22,941

March 31, 2013

Land development	$4,674	$1,339	$17,391	$-	$23,404
Speculative construction	-	175	3,011	291	3,477
Total speculative and land construction	$4,674	$1,514	$20,402	$291	$26,881

The following table sets forth information regarding the Company’s other loans of concern (dollars in thousands).

	June 30, 2013		March 31, 2013
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	9	$1,252	12	$2,467
Commercial real estate	20	23,268	22	27,328
Land	3	716	3	1,038
Multi-family	3	882	2	879
Total	35	$26,118	39	$31,712

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

At June 30, 2013 and March 31, 2013, loans delinquent 30 - 89 days were  1.16% and 1.74%, respectively, of total loans. At June 30, 2013, the 30 - 89 days delinquency rate in the commercial business portfolio was 2.36% while the delinquency rate in the commercial real estate loan portfolio was 0.90%, comprised of four loans for $2.6 million. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 55.61% of total loans and commercial business loans represented 13.17% of total loans. At June 30, 2013, the 30-89 days delinquency rate in the real estate one-to-four family loan portfolio was 1.96%.

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

An interim impairment test was not deemed necessary as of June 30, 2013, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

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

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

Net Income or Loss.  Net income was $1.6 million, or $0.07 per diluted share for the fiscal first quarter ended June 30, 2013, compared to a net loss of $1.8 million, or $0.08 per diluted share for same prior year period. The increase in earnings reflects the current stabilization of the economic environment and improvement in asset quality at the Company, which resulted in a $2.5 million recapture for loan losses.

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

Net interest income for the three months ended June 30, 2013 was $6.2 million, representing a decrease of $1.9 million, or 23.75%, from $8.1 million during the same prior year period. The net interest margin for the three months ended June 30, 2013 was 3.51% compared to 4.22% for the three months ended June 30, 2012. This decrease was primarily the result of the decrease in average loans receivable and the downward repricing of loans within the loan portfolio partially offset by the increase in lower yielding cash and short term investments.

The ratio of average interest-earning assets to average interest-bearing liabilities increased to 123.70% for the three month period ended June 30, 2013 compared to 120.75% for the same prior year period. The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. At June 30, 2013, 8.54% of our loan portfolio had adjustable (daily floating) interest rates. At June 30, 2013, $31.9 million, or 71.13% of our adjustable (daily floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At June 30, 2013, $29.3 million or 5.58% of the loans in the Company’s loan portfolio were at the floor interest rate of which $24.8 million or 84.50% had yields that would begin floating again once the Wall Street Journal Prime Rate increases at least 150 basis points. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. While the Company does not anticipate further significant reductions in market interest rates, we do expect some further modest reductions in deposit costs due to our deposit offering rate and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spreads.

Interest Income. Interest income for the three months ended June 30, 2013 decreased $2.4 million to $6.8 million compared to $9.2 million for the same period in prior year. The decrease was due primarily to a decrease in average loan balances and the impact of loans repricing down to the current low interest rates.

The average balance of net loans decreased $140.4 million to $531.4 million for the three months ended June 30, 2013 from $671.8 million for the same prior year period. The decrease in average loan balances was due to the Company’s effort in the past fiscal year to restructure its balance sheet and reduce its overall loans receivable as part of the Company’s capital and liquidity strategies. More recently, loan balances have decreased as part of the Company’s focused efforts to reduce classified and nonperforming loan balances. The yield on net loans was 4.99% for the three months ended June 30, 2013 compared to 5.40% for the same three months in the prior year. During the three months ended June 30, 2013, the Company also reversed $110,000 of interest income on nonperforming loans compared to $70,000 for the same three months in the prior year.

Interest Expense. Interest expense decreased $495,000 to $677,000 for the three months ended June 30, 2013 compared to $1.2 million for the three months ended June 30, 2012. The decrease in interest expense was primarily the result of declining deposit costs, due to the low interest rate environment. The decrease in interest expense was also due to the Company’s junior subordinated debentures changing from a fixed to floating interest rate, reducing the weighted average interest rate to 2.40% for the three months ended June 30, 2013 from 5.56% for the same period last year. The weighted average interest rate on interest-bearing deposits decreased to 0.39% for the three months ended June 30, 2013 from 0.54% for the same period in the prior year.

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$457,796	$5,401	4.73%	$589,297	$7,985	5.43%
Non-mortgage loans	73,631	1,204	6.56	82,501	1,060	5.15
Total net loans (1)	531,427	6,605	4.99	671,798	9,045	5.40

Mortgage-backed securities (2)	3,460	16	1.85	1,031	8	3.11
Investment securities (2)(3)	11,911	39	1.31	8,612	65	3.03
Daily interest-bearing assets	1,258	-	-	2,023	-	-
Other earning assets	154,870	171	0.44	84,692	129	0.61
Total interest-earning assets	702,926	6,831	3.90	768,156	9,247	4.83

Non-interest-earning assets:
Office properties and equipment, net	17,645			17,457
Other non-interest-earning assets	50,405			57,971
Total assets	$770,976			$843,584

Interest-bearing liabilities:
Regular savings accounts	$54,683	20	0.15	$46,626	29	0.25
Interest checking accounts	89,809	26	0.12	99,466	57	0.23
Money market deposit accounts	216,090	119	0.22	240,280	200	0.33
Certificates of deposit	182,550	362	0.80	224,573	537	0.96
Total interest-bearing deposits	543,132	527	0.39	610,945	823	0.54

Other interest-bearing liabilities	25,114	150	2.40	25,187	349	5.56
Total interest-bearing liabilities	568,246	677	0.48	636,132	1,172	0.74

Non-interest-bearing liabilities:
Non-interest-bearing deposits	114,004			121,867
Other liabilities	8,729			9,102
Total liabilities	690,979			767,101
Shareholders’ equity	79,997			76,483
Total liabilities and shareholders’ equity	$770,976			$843,584

Net interest income		$6,154			$8,075

Interest rate spread			3.42%			4.09%

Net interest margin			3.51%			4.22%

Ratio of average interest-earning assets to average interest-bearing liabilities			123.70%			120.75%

Tax equivalent adjustment (3)		$-			$4

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter-ended June 30, 2013 compared to the quarter-ended June 30, 2012.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended June 30,
	2013 vs. 2012

	Increase (Decrease) Due to
			Total
			Increase
(in thousands)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(1,638)	$(946)	$(2,584)
Non-mortgage loans	(123)	267	144
Mortgage-backed securities	12	(4)	8
Investment securities (1)	19	(45)	(26)
Daily interest-bearing	-	-	-
Other earning assets	85	(43)	42
Total interest income	(1,645)	(771)	(2,416)

Interest Expense:
Regular savings accounts	4	(13)	(9)
Interest checking accounts	(6)	(25)	(31)
Money market deposit accounts	(19)	(62)	(81)
Certificates of deposit	(92)	(83)	(175)
Other interest-bearing liabilities	(1)	(198)	(199)
Total interest expense	(114)	(381)	(495)
Net interest income	$(1,531)	$(390)	$(1,921)

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The recapture of the provision for loan losses for the three months ended June 30, 2013 was $2.5 million compared to a provision for loan losses of $4.0 million for the same period in the prior year. The decrease in the provision for loan losses was primarily a result of a decrease in the level of delinquent, nonperforming and classified loans, an improvement in credit quality, a decrease in net charge-offs and an overall decrease in the loan portfolio compared to prior year. However, classified and nonperforming loans have remained at higher levels compared to historical trends. These conditions are primarily the result of the continuing weak economy and decline in real estate values which significantly affected our borrower’s liquidity and ability to repay loans. The weak economy has also adversely affected the Bank’s commercial business and commercial real estate customers. Classified commercial real estate loans decreased from $37.6 million at March 31, 2013 to $36.7 million at June 30, 2013. Economic factors impacting these borrowers typically lag that of non-commercial business and non-commercial real estate borrowers. The ratio of allowance for loan losses to total loans was 2.61% at June 30, 2013, compared to 3.39% at June 30, 2012.

Net recoveries for the three months ended June 30, 2013 were $554,000 compared to net charge-offs of $2.9 million for the same period last year. Annualized net recoveries to average net loans for the three-month period ended June 30, 2013 was 0.42% compared to annualized net charge-offs of 1.76% for the same period in the prior year. Net charge-offs decreased $3.5 million during the current three month period primarily as a result of the decrease in nonperforming loans and stabilization of real estate values compared to the three months ended June 30, 2012. Nonperforming loans were $21.4 million at June 30, 2013, compared to $36.8 million at June 30, 2012. The ratio of allowance for loan losses to nonperforming loans was 64.03% at June 30, 2013 compared to 57.02% at June 30, 2012. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of June 30, 2013, the Company had identified $34.1 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $31.7 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $2.9 million from their original loan balance. The remaining $2.4 million of impaired loans have specific valuation allowances totaling $380,000.

Non-Interest Income. Non-interest income decreased $194,000 for the three months ended June 30, 2013 compared to the same prior year period. The decrease between the periods resulted from the recognition of a gain on the sale and related loan fees of one-to-four family mortgages sold to FHLMC totaling $704,000 during the three months ended June 30, 2012 compared to gains on the sale of loans held for sale of $317,000 for the three months ended June 30, 2013. This decrease was offset by an increase asset management fees of $132,000 and a decrease in losses of $135,000 on REO sales.

Non-Interest Expense. Non-interest expense increased $967,000 to $9.2 million for the three months ended June 30, 2013 compared to $8.3 million for the three months ended June 30, 2012. Data processing expenses increased $374,000 for the three months ended June 30, 2013 compared to the same prior year period as a result of the Company converting to a new core banking platform.

Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations and lower loans receivable balances. However, certain expenses remain out of the Company’s control such as REO expenses and write-downs. REO expenses (which includes operating costs and write-downs on property) increased $673,000 primarily due to $1.3 million in write-downs on existing REO properties.

Income Taxes. The provision for income taxes was $17,000 for the three months ended June 30, 2013 compared to $15,000 for the three months ended June 30, 2012. As of June 30, 2013, the Company determined that it was appropriate to carry a deferred tax asset valuation allowance of $15.8 million, reducing its deferred tax asset to $498,000 which is the amount related to the Company’s unrealized losses on its available for sale debt securities. Any future reversals of the deferred tax asset valuation allowance as a result of changes in the factors considered by management in establishing the allowance, including any return to profitability, would decrease the Company’s income tax expense and increase its after tax net income in the periods in which a reversal is recorded. At June 30, 2013, the Company had a deferred tax asset for federal and state, net operating loss carryforwards which will expire in 2032.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2013 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2013 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2013 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended June 30, 2013, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to litigation arising in the ordinary course of business.  In the opinion of management, these actions will not have a material effect, on the Company’s financial position, results of operations, or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-K for the year ended March 31, 2013.

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
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (10)

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

RIVERVIEW BANCORP, INC.

By:	/S/ Patrick Sheaffer	By:	/S/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board		Executive Vice President
	Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)

Date:	August 14, 2013	Date:	August 14, 2013

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a  registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.