Form 10-Q/A
period 2013-06-30
RIVERVIEW BANCORP INC
filed 2013-09-13
CIK 1041368

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended June 30, 2013, initially filed with the Securities and Exchange Commission (“SEC”) on August 14, 2013 (“Original Form 10-Q”), is being filed to amend Item 6 of Part II to correct a single incorrect figure in the Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files.  No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

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
11
Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which was filed with the Securities and Exchange Commission on August 14, 2013.)

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

_________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended December 31, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By: /s/Patrick Sheaffer	By: /s/Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board	Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)

Date: September 10, 2013	Date: September 10, 2013