Form 10-Q
period 2013-09-30
RIVERVIEW BANCORP INC
filed 2013-11-12
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of November 12, 2013.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2013 and March 31, 2013	2

	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2013 and 2012 3	3

	Consolidated Statements of Comprehensive Income Three and Six Months Ended September 30, 2013 and 2012	4

	Consolidated Statements of Equity for the Six Months Ended September 30, 2013 and 2012	5

	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2013 and 2012	6

	Notes to Consolidated Financial Statements	7-23

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-39

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4	Controls and Procedures	40

Part II.	Other Information	41-42

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		43
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND MARCH 31, 2013
(In thousands, except share and per share data) (Unaudited)	September 30, 2013	March 31, 2013
ASSETS
Cash (including interest-earning accounts of $99,955 and $100,093)	$114,337	$115,415
Certificates of deposit held for investment	37,920	44,635
Loans held for sale	1,571	831
Investment securities available for sale, at fair value (amortized cost of $22,469 and $7,766)	21,899	6,216
Mortgage-backed securities held to maturity, at amortized cost (fair value of $110 and $129)	108	125
Mortgage-backed securities available for sale, at fair value (amortized cost of $17,932 and $416)	17,706	431
Loans receivable (net of allowance for loan losses of $13,696 and $15,643)	509,447	520,369
Real estate and other personal property owned	13,481	15,638
Prepaid expenses and other assets	3,141	3,063
Accrued interest receivable	1,659	1,747
Federal Home Loan Bank stock, at cost	7,023	7,154
Premises and equipment, net	16,895	17,693
Deferred income taxes, net	271	522
Mortgage servicing rights, net	388	388
Goodwill	25,572	25,572
Core deposit intangible, net	39	66
Bank owned life insurance	17,421	17,138
TOTAL ASSETS	$788,878	$777,003
LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$672,806	$663,806
Accrued expenses and other liabilities	8,887	8,006
Advanced payments by borrowers for taxes and insurance	486	1,025
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,401	2,440
Total liabilities	707,261	697,958

COMMITMENTS AND CONTINGENCIES (See Note 14)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
September 30, 2013 – 22,471,890 issued and outstanding	225	225
March 31, 2013 – 22,471,890 issued and outstanding
Additional paid-in capital	65,557	65,551
Retained earnings	16,150	14,169
Unearned shares issued to employee stock ownership trust	(438)	(490)
Accumulated other comprehensive loss	(526)	(1,013)
Total shareholders’ equity	80,968	78,442

Noncontrolling interest	649	603
Total equity	81,617	79,045
TOTAL LIABILITIES AND EQUITY	$788,878	$777,003

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans receivable	$6,465	$8,468	$13,070	$17,513
Interest on investment securities – taxable	77	38	116	91
Interest on investment securities – nontaxable	-	7	-	15
Interest on mortgage-backed securities	52	7	68	15
Other interest and dividends	170	128	341	257
Total interest and dividend income	6,764	8,648	13,595	17,891

INTEREST EXPENSE:
Interest on deposits	514	699	1,041	1,522
Interest on borrowings	150	162	300	511
Total interest expense	664	861	1,341	2,033
Net interest income	6,100	7,787	12,254	15,858
Less provision (recapture) for loan losses	-	500	(2,500)	4,500
Net interest income after provision (recapture) for loan losses	6,100	7,287	14,754	11,358

NON-INTEREST INCOME:
Fees and service charges	1,094	1,331	2,124	2,388
Asset management fees	595	504	1,331	1,108
Net gain on sale of loans held for sale	116	152	433	879
Bank owned life insurance	141	148	283	297
Other	(59)	179	(38)	82
Total non-interest income	1,887	2,314	4,133	4,754

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,867	3,609	7,737	7,402
Occupancy and depreciation	1,190	1,236	2,434	2,470
Data processing	430	292	1,118	606
Amortization of core deposit intangible	9	18	26	37
Advertising and marketing expense	204	269	408	488
FDIC insurance premium	417	394	828	681
State and local taxes	108	137	234	285
Telecommunications	81	116	149	237
Professional fees	315	281	653	702
Real estate owned expenses	492	891	2,104	1,830
Other	534	569	1,199	1,350
Total non-interest expense	7,647	7,812	16,890	16,088

INCOME BEFORE INCOME TAXES	340	1,789	1,997	24
PROVISION (BENEFIT) FOR INCOME TAXES	(1)	2	16	17
NET INCOME	$341	$1,787	$1,981	$7

Earnings per common share:
Basic	$0.02	$0.08	$0.09	$0.00
Diluted	0.02	0.08	0.09	0.00
Weighted average number of shares outstanding:
Basic	22,364,120	22,339,487	22,361,058	22,336,425
Diluted	22,365,460	22,339,487	22,361,941	22,336,425

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands) (Unaudited)	2013	2012	2013	2012

Net income	$341	$1,787	$1,981	$7

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities, net	670	(13)	738	(38)
Income tax benefit (expense) related to securities unrealized holding gain (loss)	(228)	4	(251)	13

Noncontrolling interest	14	13	46	31
Total comprehensive income	$797	$1,791	$2,514	$13

(1) There were no reclassifications out of other comprehensive income (loss) for the three and six months ended September 30, 2013 and 2012.

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Common Stock		Additional		Unearned Shares Issued to Employee Stock	Accumulated Other
(In thousands, except share data) (Unaudited)	Shares	Amount	Paid-In Capital	Retained Earnings	Ownership Trust	Comprehensive Loss	Noncontrolling Interest	Total

Balance April 1, 2012	22,471,890	$225	$65,610	$11,536	$(593)	$(1,171)	$544	$76,151

Net income	-	-	-	7	-	-	-	7
Stock option expense	-	-	1	-	-	-	-	1
Earned ESOP shares	-	-	(35)	-	52	-	-	17
Unrealized holding loss on securities available for sale	-	-	-	-	-	(25)	-	(25)
Noncontrolling interest	-	-	-	-	-	-	31	31

Balance September 30, 2012	22,471,890	$225	$65,576	$11,543	$(541)	$(1,196)	$575	$76,182

Balance April 1, 2013	22,471,890	$225	$65,551	$14,169	$(490)	$(1,013)	$603	$79,045

Net income	-	-	-	1,981	-	-	-	1,981
Stock based compensation expense	-	-	26	-	-	-	-	26
Earned ESOP shares	-	-	(20)	-	52	-	-	32
Unrealized holding gain on securities available for sale	-	-	-	-	-	487	-	487
Noncontrolling interest	-	-	-	-	-	-	46	46

Balance September 30, 2013	22,471,890	$225	$65,557	$16,150	$(438)	$(526)	$649	$81,617

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012	Six Months Ended September 30,
(In thousands) (Unaudited)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,981	$7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	842	918
Provision for (recapture of) loan losses	(2,500)	4,500
Noncash expense related to ESOP	32	17
Increase (decrease) in deferred loan origination fees, net of amortization	23	(181)
Origination of loans held for sale	(17,123)	(9,527)
Proceeds from sales of loans held for sale	16,719	9,073
Stock based compensation expense	26	1
Writedown of real estate owned, net	1,669	1,512
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(290)	(778)
Income from bank owned life insurance	(283)	(297)
Changes in assets and liabilities:
Prepaid expenses and other assets	459	2,268
Accrued interest receivable	88	200
Accrued expenses and other liabilities	984	(1,346)
Net cash provided by operating activities	2,627	6,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments, net	9,685	56,870
Proceeds from sale of loans	-	31,394
Principal repayments on investment securities available for sale	734	7
Principal repayments on investment securities held to maturity	-	493
Principal repayments on mortgage-backed securities available for sale	473	287
Principal repayments on mortgage-backed securities held to maturity	17	7
Purchase of investment securities available for sale	(15,438)	-
Purchase of mortgage-backed securities available for sale	(18,011)	-
Redemption (purchase) of certificates of deposit held for investment	6,715	(324)
Proceeds from redemption of Federal Home Loan Bank stock	131	65
Purchase of premises and equipment and capitalized software	(538)	(1,418)
Capitalized improvements related to real estate owned	-	(72)
Proceeds from sale of real estate owned and premises and equipment	4,105	3,302
Net cash provided by (used in) investing activities	(12,127)	90,611

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	9,000	(45,228)
Proceeds from borrowings	2,000	3,000
Repayment of borrowings	(2,000)	(3,000)
Principal payments under capital lease obligation	(39)	(36)
Net increase (decrease) in advance payments by borrowers	(539)	260
Net cash provided by (used in) financing activities	8,422	(45,004)

NET INCREASE (DECREASE) IN CASH	(1,078)	51,974
CASH, BEGINNING OF PERIOD	115,415	46,393
CASH, END OF PERIOD	$114,337	$98,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,038	$1,543

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$3,930	$12,711
Transfer of real estate owned to loans	196	2,104
Fair value adjustment to securities available for sale	738	(38)
Income tax effect related to fair value adjustment	(251)	13

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2013 (“2013 Form 10-K”). The results of operations for the six months ended September 30, 2013 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2014. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan (“1998 Plan”). The 1998 Plan was effective October 1998 and expired in October 2008. Accordingly, no further option awards may be granted under the 1998 Plan; however, any awards granted prior to its expiration remain outstanding subject to their terms.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and expired in July 2013. Accordingly, no further option awards may be granted under the 2003 Plan; however, any awards granted prior to its expiration remain outstanding subject to their terms.

The following table presents information on stock options outstanding for the period shown.

	Six Months Ended September 30, 2013		Six Months Ended September 30, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	407,500	$9.05	440,500	$8.87
Grants	87,154	2.78	-	-
Options exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(20,000)	8.98	(20,000)	6.76
Balance, end of period	474,654	$7.91	420,500	$8.97

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012
Stock options fully vested and expected to vest:
Number	469,896	419,950
Weighted average exercise price	$7.96	$8.97
Aggregate intrinsic value (1)	$3,000	$-
Weighted average contractual term of options (years)	5.06	4.75
Stock options fully vested and currently exercisable:
Number	385,300	414,900
Weighted average exercise price	$9.10	$9.06
Aggregate intrinsic value (1)	$3,000	$-
Weighted average contractual term of options (years)	4.04	4.71

(1)  The aggregate intrinsic value of a stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s common stock.

Stock-based compensation expense related to stock options for the six months ended September 30, 2013 and 2012 was $26,000 and $1,000, respectively. As of September 30, 2013, there was $79,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through December 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. During the six months ended September 30, 2013, the Company granted 87,154 stock options. The weighted average fair value of stock options granted during the six months ended September 30, 2013 was $1.18.

The Black-Scholes model uses the assumptions listed in the following table:

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2014	1.95%	6.25	51.87%	2.04%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three and six months ended September 30, 2013, stock options for 447,000 and 427,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.  For the three and six months ended September 30, 2012, stock options for 421,000 and 424,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Basic EPS computation:
Numerator-net income	$341,000	$1,787,000	$1,981,000	$7,000
Denominator-weighted average common shares outstanding	22,364,120	22,339,487	22,361,058	22,336,425
Basic EPS	$0.02	$0.08	$0.09	$0.00
Diluted EPS computation:
Numerator-net income	$341,000	$1,787,000	$1,981,000	$7,000
Denominator-weighted average common shares outstanding	22,364,120	22,339,487	22,361,058	22,336,425
Effect of dilutive stock options	1,340	-	883	-
Weighted average common shares and common stock equivalents	22,365,460	22,339,487	22,361,941	22,336,425
Diluted EPS	$0.02	$0.08	$0.09	$0.00

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
Trust preferred	$2,031	$-	$(104)	$1,927
Agency securities	20,438	5	(471)	19,972
Total	$22,469	$5	$(575)	$21,899

March 31, 2013
Trust preferred	$2,766	$-	$(1,528)	$1,238
Agency securities	5,000	-	(22)	4,978
Total	$7,766	$-	$(1,550)	$6,216

The contractual maturities of investment securities available for sale at September 30, 2013 are as follows (in thousands):

September 30, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	10,438	10,264
Due after five years through ten years	10,000	9,708
Due after ten years	2,031	1,927
Total	$22,469	$21,899

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013

Trust preferred	$-	$-	$1,927	$(104)	$1,927	$(104)
Agency securities	16,967	(471)	-	-	16,967	(471)
Total	$16,967	$(471)	$1,927	$(104)	$18,894	$(575)

March 31, 2013

Trust preferred	$-	$-	$1,238	$(1,528)	$1,238	$(1,528)
Agency securities	4,978	(22)	-	-	4,978	(22)
Total	$4,978	$(22)	$1,238	$(1,528)	$6,216	$(1,550)

At September 30, 2013, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 16 other holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuers. Four of the issuers of trust preferred securities in this pool have defaulted (representing 50% of the remaining collateral, including excess collateral), and two other issuers are currently deferring interest payments (6% of the remaining collateral). Subsequent to September 30, 2013, one issuer repaid its outstanding debt. The Company has estimated an expected default rate of 43% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 58% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the three and six months ended September 30, 2013, the Company determined that there was no additional OTTI charge on the above collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The unrealized losses on the above agency securities were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of the agency securities to recover as the agency securities approaches their maturity dates or sooner if market yields for such securities decline. The Company does not believe that the agency securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. Based on management’s evaluation and intent, the unrealized losses related to the agency securities in this table are considered temporary.

The Company realized no gains or losses on sales of investment securities for the three and six months ended September 30, 2013 and 2012. Investment securities with an amortized cost of $1.0 million at September 30, 2013 and March 31, 2013 and a fair value of $972,000 and $996,000 at September 30, 2013 and March 31, 2013, respectively, were pledged as collateral for government public funds held by the Bank.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
FHLMC mortgage-backed securities (1)	$29	$2	$-	$31
FNMA mortgage-backed securities (2)	79	-	-	79
Total	$108	$2	$-	$110

March 31, 2013
FHLMC mortgage-backed securities	$31	$3	$-	$34
FNMA mortgage-backed securities	94	1	-	95
Total	$125	$4	$-	$129

(1) Federal Home Loan Mortgage Corporation (FHLMC)
(2) Federal National Mortgage Association (FNMA)

The contractual maturities of mortgage-backed securities classified as held to maturity at September 30, 2013 are as follows (in thousands):

September 30, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$1	$1
Due after one year through five years	-	-
Due after five years through ten years	12	12
Due after ten years	95	97
Total	$108	$110

Mortgage-backed securities held to maturity with an amortized cost of $39,000 and $53,000 and a fair value of $40,000 and $55,000 at September 30, 2013 and March 31, 2013, respectively, were pledged as collateral for governmental public funds held by the Company.

Mortgage-backed securities available for sale consisted of the following at the dates indicated (in thousands):

September 30, 2013	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$191	$4		$-	$195
FHLMC mortgage-backed securities	4,576	18	7	(85)	4,509
FNMA mortgage-backed securities	10,945	47		(233)	10,759
SBA mortgage-backed securities (1)	2,220	23		-	2,243
Total	$17,932	$92		$(318)	$17,706

March 31, 2013
Real estate mortgage investment conduits	$230	$7		$-	$237
FHLMC mortgage-backed securities	183	8		-	191
FNMA mortgage-backed securities	3	-		-	3
Total	$416	$15		$-	$431

(1) Small Business Administration (SBA)

The contractual maturities of mortgage-backed securities available for sale at September 30, 2013 are as follows (in thousands):

September 30, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$55	$58
Due after one year through five years	39	41
Due after five years through ten years	7,134	7,184
Due after ten years	10,704	10,423
Total	$17,932	$17,706

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013

FHLMC mortgage-backed securities	$1,877	$(85)	$-	$-	$1,877	$(85)
FNMA mortgage-backed securities	3,729	(233)	-	-	3,729	(233)
Total	$5,606	$(318)	$-	$-	$5,606	$(318)

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

Mortgage-backed securities available for sale with an amortized cost of $246,000 and $416,000 and a fair value of $254,000 and $431,000 at September 30, 2013 and March 31, 2013, respectively, were pledged as collateral for government public funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	September 30, 2013	March 31, 2013
Commercial and construction
Commercial business	$70,510	$71,935
Other real estate mortgage (1)	348,257	355,397
Real estate construction	11,850	9,675
Total commercial and construction	430,617	437,007

Consumer
Real estate one-to-four family	90,550	97,140
Other installment	1,976	1,865
Total consumer	92,526	99,005

Total loans	523,143	536,012

Less: Allowance for loan losses	13,696	15,643
Loans receivable, net	$509,447	$520,369

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans

The Company’s loan portfolio has very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At September 30, 2013, loans carried at $353.1 million were pledged as collateral to the Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) for borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower or a group of related borrowers are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of September 30, 2013 and March 31, 2013, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended September 30, 2013	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,694	$5,568	$1,294	$332	$239	$2,633	$1,937	$13,697
Provision for (recapture of) loan losses	230	1,317	(479)	(63)	(4)	(896)	(105)	-
Charge-offs	(44)	(98)	(37)	-	-	(18)	-	(197)
Recoveries	33	-	37	-	-	126	-	196
Ending balance	$1,913	$6,787	$815	$269	$235	$1,845	$1,832	$13,696

Six months ended September 30, 2013

Beginning balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643
Provision for (recapture of) loan losses	(333)	965	(1,678)	(272)	17	(1,225)	26	(2,500)
Charge-offs	(99)	(172)	(45)	-	(7)	(156)	-	(479)
Recoveries	217	15	519	-	4	277	-	1,032
Ending balance	$1,913	$6,787	$815	$269	$235	$1,845	$1,832	$13,696

Three months ended September 30, 2012

Beginning balance	$2,576	$7,622	$3,958	$945	$480	$3,353	$2,038	$20,972
Provision for loan losses	20	(99)	(103)	4	64	617	(3)	500
Charge-offs	(367)	(147)	(180)	-	(41)	(679)	-	(1,414)
Recoveries	54	-	-	1	3	24	-	82
Ending balance	$2,283	$7,376	$3,675	$950	$506	$3,315	$2,035	$20,140

Six months ended September 30, 2012

Beginning balance	$2,688	$5,599	$4,906	$1,121	$412	$3,274	$1,921	$19,921
Provision for loan losses	500	2,859	(208)	212	206	817	114	4,500
Charge-offs	(991)	(1,082)	(1,054)	(384)	(116)	(834)	-	(4,461)
Recoveries	86	-	31	1	4	58	-	180
Ending balance	$2,283	$7,376	$3,675	$950	$506	$3,315	$2,035	$20,140

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):

	Allowance for loan losses			Recorded investment in loans
September 30, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,913	$1,913	$1,623	$68,887	$70,510
Commercial real estate	532	6,255	6,787	18,121	275,814	293,935
Land	-	815	815	2,001	15,521	17,522
Multi-family	-	269	269	2,532	34,268	36,800
Real estate construction	-	235	235	-	11,850	11,850
Consumer	117	1,728	1,845	3,390	89,136	92,526
Unallocated	-	1,832	1,832	-	-	-
Total	$649	$13,047	$13,696	$27,667	$495,476	$523,143

March 31, 2013

Commercial business	$-	$2,128	$2,128	$679	$71,256	$71,935
Commercial real estate	536	5,443	5,979	19,466	278,225	297,691
Land	-	2,019	2,019	3,469	19,935	23,404
Multi-family	-	541	541	3,846	30,456	34,302
Real estate construction	-	221	221	175	9,500	9,675
Consumer	183	2,766	2,949	4,933	94,072	99,005
Unallocated	-	1,806	1,806	-	-	-
Total	$719	$14,924	$15,643	$32,568	$503,444	$536,012

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $612,000 and $840,000 during the six months ended September 30, 2013 and 2012, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

September 30, 2013	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$1,071	$680	$1,751	$68,759	$70,510	$-
Commercial real estate	2,361	8,212	10,573	283,362	293,935	-
Land	-	1,886	1,886	15,636	17,522	-
Multi-family	103	2,532	2,635	34,165	36,800	-
Real estate construction	-	-	-	11,850	11,850	-
Consumer	761	2,865	3,626	88,900	92,526	-
Total	$4,296	$16,175	$20,471	$502,672	$523,143	$-

March 31, 2013

Commercial business	$336	$1,349	$1,685	$70,250	$71,935	$-
Commercial real estate	6,345	10,315	16,660	281,031	297,691	-
Land	-	3,267	3,267	20,137	23,404	-
Multi-family	-	2,968	2,968	31,334	34,302	-
Real estate construction	-	175	175	9,500	9,675	-
Consumer	2,654	3,059	5,713	93,292	99,005	-
Total	$9,335	$21,133	$30,468	$505,544	$536,012	$-

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	September 30, 2013		March 31, 2013
	Weighted- Average Risk Grade	Classified Loans(2)	Weighted- Average Risk Grade	Classified Loans(2)

Commercial business	3.64	$7,235	3.64	$3,816
Commercial real estate	3.99	31,523	4.02	37,643
Land	4.38	2,065	4.57	4,306
Multi-family	3.49	2,546	3.68	3,846
Real estate construction	3.16	-	3.26	175
Consumer (1)	7.00	2,865	7.00	3,059
Total	3.89	$46,234	3.96	$52,845

Total loans risk rated	$431,238		$439,587

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

The following tables present an analysis of impaired loans at the dates indicated (in thousands):

September 30, 2013	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$1,623	$-	$1,623	$1,711	$-
Commercial real estate	14,824	3,297	18,121	20,140	532
Land	2,001	-	2,001	2,791	-
Multi-family	2,532	-	2,532	2,564	-
Consumer	2,157	1,233	3,390	4,126	117
Total	$23,137	$4,530	$27,667	$31,332	$649
March 31, 2013

Commercial business	$679	$-	$679	$944	$-
Commercial real estate	12,011	7,455	19,466	21,291	536
Land	3,469	-	3,469	4,359	-
Multi-family	3,846	-	3,846	4,802	-
Real estate construction	175	-	175	811	-
Consumer	3,090	1,843	4,933	5,799	183
Total	$23,270	$9,298	$32,568	$38,006	$719

	Three Months ended September 30, 2013		Three Months ended September 30, 2012
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,264	$19	$4,212	$27
Commercial real estate	21,442	117	21,022	86
Land	1,832	1	5,804	24
Multi-family	2,932	-	9,855	46
Real estate construction	84	-	1,674	-
Consumer	3,321	12	4,981	43
Total	$30,875	$149	$47,548	$226

	Six Months ended September 30, 2013		Six Months ended September 30, 2012
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,069	$23	$5,414	$70
Commercial real estate	20,783	250	21,623	191
Land	2,378	4	8,611	59
Multi-family	3,237	16	9,325	89
Real estate construction	114	-	3,653	-
Consumer	3,858	23	4,977	60
Total	$31,439	$316	$53,603	$469

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

The following table presents new TDRs at the dates indicated:

	Six Months Ended September 30, 2013			Six Months Ended September 30, 2012
(Dollars in Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	-	$-	$-	2	$449	$430
Commercial real estate (1)	-	-	-	5	9,022	8,671
Land (1)	-	-	-	3	2,340	1,957
Multi-family (1)	1	2,562	2,532	1	3,277	3,081
Consumer	1	43	42	2	1,971	1,702
Total	2	$2,605	$2,574	13	$17,059	$15,841

(1) For the six months ended September 30, 2012, the original loan was a $5.0 million real estate construction loan restructured into one $3.3 million multi-family, one $875,000 commercial real estate and one $800,000 land loan based upon collateral securing the restructured loans.

There were no TDRs recorded in the twelve months prior to September 30, 2013 that defaulted in the six months ended September 30, 2013. There was one TDR loan for a one-to-four family home that was recorded in the twelve months prior to September 30, 2012 that defaulted in the six months ended September 30, 2012. The pre-modification outstanding recorded investment was $453,000 and the amount of the defaulted loan totaled $450,000 at September 30, 2012.

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

Goodwill and intangibles generally arise from business combinations accounted for under the purchase method.  Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment not less than annually. The Company has one reporting unit, the Bank, for purposes of computing goodwill.

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

An interim impairment test was not deemed necessary as of September 30, 2013, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

10.	JUNIOR SUBORDINATED DEBENTURES

At September 30, 2013, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral through September 30, 2013. As of September 30, 2013 and March 31, 2013, the Company has deferred a total of $3.5 million and $3.3 million, respectively, of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Income. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at September 30, 2013 and March 31, 2013, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the current Debentures at September 30, 2013 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.61%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.60%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

11.	FAIR VALUE MEASUREMENT

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

The following table presents assets that are measured at fair value on a recurring basis at the dates indicated (in thousands):

		Fair value measurements using
September 30, 2013	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment securities available for sale
Trust preferred	$1,927	$-	$-	$1,927
Agency securities	19,972	-	19,972	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	195	-	195	-
FHLMC mortgage-backed securities	4,509	-	4,509	-
FNMA mortgage-backed securities	10,759	-	10,759	-
SBA mortgage-backed securities	2,243	-	2,243	-
Total recurring assets measured at fair value	$39,605	$-	$37,678	$1,927

March 31, 2013

Investment securities available for sale
Trust preferred	$1,238	$-	$-	$1,238
Agency securities	4,978	-	4,978	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	237	-	237	-
FHLMC mortgage-backed securities	191	-	191	-
FNMA mortgage-backed securities	3	-	3	-
Total recurring assets measured at fair value	$6,647	$-	$5,409	$1,238

The following tables present a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands). There were no transfers of assets in to or out of Level 1, 2 or 3 for the three and six months ended September 30, 2013.

	For the Six Months Ended September 30, 2013	For the Six Months Ended September 30, 2012
	Available for sale securities	Available for sale securities

Beginning balance	$1,238	$1,166
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	689	(47)
Ending balance	$1,927	$1,119

(1) Included in other non-interest income

The following method was used to estimate the fair value of each class of financial instrument above:

Investments and Mortgage-Backed Securities – Investments and mortgage-backed securities available-for-sale are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third party pricing service to assist the Company in determining the fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. The Company’s Level 3 assets consist of a single pooled trust preferred security.

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

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures for the six months ended September 30, 2013. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements using
September 30, 2013	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$15,528	$-	$-	$15,528
Real estate owned	14,007	-	-	14,007
Total nonrecurring assets measured at fair value	$29,535	$-	$-	$29,535

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2013 (in thousands):

	Valuation technique	Significant unobservable inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	0% - 10%

Real estate owned	Appraised value	Adjustment for market conditions	0% - 38%

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments were effective for annual and interim reporting periods within those annual periods beginning on or after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

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

The estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
September 30, 2013	Carry value	(Level 1)	(Level 2)	(Level 3)	Fair value
Assets:
Cash	$114,337	$114,337	$-	$-	$114,337
Certificates of deposit held for investment	37,920	-	37,991	-	37,991
Investment securities available for sale	21,899	-	19,972	1,927	21,899
Mortgage-backed securities held to maturity	108	-	110	-	110
Mortgage-backed securities available for sale	17,706	-	17,706	-	17,706
Loans receivable, net	509,447	-	-	475,869	475,869
Loans held for sale	1,571	-	1,571	-	1,571
Federal Home Loan Bank stock	7,023	-	7,023	-	7,023

Liabilities:
Demand – savings deposits	498,001	498,001	-	-	498,001
Time deposits	174,805	-	174,749	-	174,749
Junior subordinated debentures	22,681	-	-	10,501	10,501

March 31, 2013
Assets:
Cash	$115,415	$115,415	$-	$-	$115,415
Certificates of deposit held for investment	44,635	-	45,078	-	45,078
Investment securities available for sale	6,216	-	4,978	1,238	6,216
Mortgage-backed securities held to maturity	125	-	129	-	129
Mortgage-backed securities available for sale	431	-	431	-	431
Loans receivable, net	520,369	-	-	495,312	495,312
Loans held for sale	831	-	831	-	831
Federal Home Loan Bank stock	7,154	-	7,154	-	7,154

Liabilities:
Demand – savings deposits	475,688	$-	$475,688	$-	$475,688
Time deposits	188,118	-	189,289	-	189,289
Junior subordinated debentures	22,681	-	-	9,433	9,433

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

Significant off-balance sheet commitments at September 30, 2013 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$2,325
Fixed-rate	11,484
Standby letters of credit	788
Undisbursed loan funds, and unused lines of credit	65,133
Total	$79,730

At September 30, 2013, the Company had firm commitments to sell $2.5 million of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At September 30, 2013, loans under warranty totaled $121.8 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Company believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the consolidated financial statements.

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

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of September 30, 2013, the Bank’s Tier 1 capital (leverage) ratio was 10.20% and its total risk-based capital ratio was 16.03%.

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial business, commercial real estate and real estate construction loans have increased to 82.3% of the loan portfolio at September 30, 2013 from 81.5% at March 31, 2013. The Company’s strategy over the past several years has been to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. The Company’s loan portfolio declined from $520.4 million at March 31, 2013 to $509.4 million at September 30, 2013 due to the Company’s efforts to restructure its balance sheet and reduce its overall loans receivable as part of the Company’s asset quality, capital and liquidity strategies.

Over the last several years, the Company has steadily reduced its exposure to speculative construction and land acquisition and development loans through write-downs, collections, modifications and sales of nonperforming loans. Speculative construction loans, consisting of unsold properties under construction, represented $4.0 million and $3.5 million, or 92.4% and 87.9%, respectively, of the residential construction portfolio at September 30, 2013 and March 31, 2013. Total real estate construction loans at September 30, 2013 increased to $11.9 million compared to $9.7 million at March 31, 2013. Land acquisition and development loans were $17.5 million at September 30, 2013 compared to $23.4 million at March 31, 2013, which represents a decline of 25.1%. Most recently, the Company’s primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry.

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

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. Most recently, the Company’s primary focus has been on originating commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. In pursuit of these goals, the Company will seek to modestly increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of our new loan originations carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages

At September 30, 2013, checking accounts totaled $211.2 million, or 31.4% of our total deposit mix compared to $217.3 million or 31.1% a year ago. The Company’s strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through RAMCorp, and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company believes it is well positioned to attract new customers and to increase market share through its 18 branches, including ten in Clark County, three in the Portland metropolitan area and three lending centers, including a new full-service branch in Gresham, Oregon.

There continues to be indications that economic conditions are improving in the Company’s market areas from the recent recessionary downturn, however, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward. Unemployment in the Company’s market areas decreased in both Clark County, Washington and Portland, Oregon. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 8.3% at August 31, 2013 compared to 10.1% at March 31, 2013 and 9.6% at September 30, 2012. According to the Oregon Employment Department, unemployment in Portland decreased to 7.0% at August 31, 2013 compared to 7.5% at March 31, 2013 and 7.7% at September 30, 2012. Home values in September 30, 2013 remained lower than 2011 and 2010, due in large part to an increase in the volume of foreclosures and short sales. However, home values have increased during the six months ended September 30, 2013. According to the Regional Multiple Listing Services (“RMLS”), inventory levels in Portland, Oregon have increased slightly to 3.7 months at September 30, 2013 compared to 3.2 months at March 31, 2013, however, decreased compared to 4.6 months at September 30, 2012. Inventory levels in Clark County have increased slightly to 4.7 months at September 30, 2013 compared to 4.4 months at March 31, 2013, however, decreased compared to 5.6 months at September 30, 2012. According to the RMLS, closed home sales in Clark County increased 17.6% and 25.8% during September 2013 compared to March 2013 and September 2012, respectively. Closed home sales in Portland increased 11.5% and 13.9% during September 2013 compared to March 2013 and September 2012, respectively. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market; however, it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland, Oregon were approximately 10.7% and 15.4%, respectively, as of September 30, 2013 compared to 16.1% and 21.4%, respectively, at September 30, 2012. The Company has also seen an increase in sales activity for building lots during the past twelve months.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. The Company has continued to reduce its exposure to land development and speculative construction loans. The total land development and speculative construction loan portfolios declined to $21.5 million at September 30, 2013 as compared to $26.9 million at March 31, 2013. Nonperforming assets decreased $7.1 million to $29.7 million at September 30, 2013 compared to $36.8 million at March 31, 2013. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with its heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $347.5 million and $311.8 million at September 30, 2013 and 2012, respectively.

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

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth. The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $16.3 million during the six months ended September 30, 2013. The Company had no outstanding advances from the FHLB or the FRB at September 30, 2013.

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

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2013	(in thousands)

Commercial business	$70,510	$-	$-	$70,510
Commercial construction	-	-	7,537	7,537
Office buildings	-	83,560	-	83,560
Warehouse/industrial	-	43,501	-	43,501
Retail/shopping centers/strip malls	-	64,802	-	64,802
Assisted living facilities	-	7,657	-	7,657
Single purpose facilities	-	94,415	-	94,415
Land	-	17,522	-	17,522
Multi-family	-	36,800	-	36,800
One-to-four family construction	-	-	4,313	4,313
Total	$70,510	$348,257	$11,850	$430,617

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2013	(in thousands)

Commercial business	$71,935	$-	$-	$71,935
Commercial construction	-	-	5,719	5,719
Office buildings	-	86,751	-	86,751
Warehouse/industrial	-	41,124	-	41,124
Retail/shopping centers/strip malls	-	67,472	-	67,472
Assisted living facilities	-	13,146	-	13,146
Single purpose facilities	-	89,198	-	89,198
Land	-	23,404	-	23,404
Multi-family	-	34,302	-	34,302
One-to-four family construction	-	-	3,956	3,956
Total	$71,935	$355,397	$9,675	$437,007

Comparison of Financial Condition at September 30, 2013 and March 31, 2013

Cash, including interest-earning accounts, totaled $114.3 million at September 30, 2013 compared to $115.4 million at March 31, 2013. The Company has been maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability matching purposes. As a part of the Company’s liquidity strategy, the Company invests a portion of its excess cash in short-term certificates of deposit, investment and mortgage-backed securities at higher yields than cash held in interest-earning accounts based on its asset/liability program objectives in order to maximize earnings. All of the certificates of deposit held for investment are fully insured under the FDIC. At September 30, 2013, certificates of deposits held for investment totaled $37.9 million compared to $44.6 million at March 31, 2013.

Investment securities available for sale totaled $21.9 million and $6.2 million at September 30, 2013 and at March 31, 2013, respectively. The $15.7 million increase was a result of purchases totaling $15.4 million during the six month period ended September 30, 2013. The increase was due to a decision by the Company to invest additional excess cash into higher yielding investment securities. For the quarter ended September 30, 2013, the Company determined that none of its investment securities required an OTTI charge. For additional information, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Mortgage-backed securities available-for-sale totaled $17.7 million at September 30, 2013, compared to $431,000 at March 31, 2013. The $17.3 million increase was a result purchases totaling $18.0 million during the six month period ended September 30, 2013 partially offset by principal repayments. The increase was due to a decision by the Company to invest additional excess cash into higher yielding mortgage-backed securities. The Company does not believe that it has any exposure to sub-prime mortgage backed securities.

Loans receivable, net, totaled $509.4 million at September 30, 2013, compared to $520.4 million at March 31, 2013, a decrease of $10.9 million. The decrease was due to principal repayments and planned reductions on existing loans in its commercial business, commercial real estate and land portfolios as part of our efforts to reduce classified and nonperforming loans. For the six months ended September 30, 2013, the Company reduced classified loans a total of $6.6 million. Land development loans also decreased $5.9 million during the six months ended September 30, 2013. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Deposit accounts increased $9.0 million to $672.8 million at September 30, 2013, compared to $663.8 million at March 31, 2013. The Company had no wholesale-brokered deposits as of September 30, 2013 or March 31, 2013. Core branch deposits (comprised of all demand, savings and interest checking accounts, plus all time deposits and excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), Interest on Real Estate Trust Accounts (“IRETA”) public funds and Internet based deposits) accounted for 95.6% of total deposits at September 30, 2013, compared to 94.4% at March 31, 2013. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $2.5 million to $81.0 million at September 30, 2013 from $78.4 million at March 31, 2013.  The increase for the six months ended September 30, 2013 was mainly attributable to net income of $2.0 million in addition to the $487,000 decrease in accumulated other comprehensive loss, which represents unrealized losses on securities.

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of September 30, 2013, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total Capital:
(To Risk-Weighted Assets)	$83,911	16.03%	$41,879	8.0%	$62,818	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	77,276	14.76	20,939	4.0	31,409	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	77,276	10.20	30,317	4.0	68,213	9.0	(1)
Tangible Capital:
(To Tangible Assets)	77,276	10.20	11,369	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital:
(To Risk-Weighted Assets)	$81,227	15.29%	$42,493	8.0%	$63,740	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	74,473	14.02	21,247	4.0	31,870	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	74,473	9.99	29,823	4.0	67,102	9.0	(1)
Tangible Capital:
(To Tangible Assets)	74,473	9.99	11,184	1.5	N/A	N/A

(1) The Bank agreed with the OCC to establish higher minimum capital ratios and must maintain a Tier 1 capital (leverage) ratio of not less than 9.0% and a total risk-    based capital ratio of not less than 12.0% in order to be deemed “well capitalized”.

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

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. The Company continued with the interest deferral at September 30, 2013. As of September 30, 2013, the Company had deferred a total of $3.5 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated

Balance Sheets and interest expense on the Consolidated Statements of Income. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2013, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At September 30, 2013, cash totaled $114.3 million, or 14.5% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At September 30, 2013, the Bank had no advances from the FRB. The Bank has a borrowing capacity of $60.4 million from the FRB, subject to sufficient collateral. At September 30, 2013, there were no advances from the FHLB and the Bank has an available credit facility of $161.1 million, limited to sufficient collateral and stock investment. At September 30, 2013, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At September 30, 2013, the Company had no wholesale-brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s reciprocal CDARS and ICS balances were $35.9 million, or 5.3% of total deposits, and $35.8 million, or 5.4% of total deposits, at September 30, 2013 and March 31, 2013, respectively. Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. The Bank’s brokered deposits (which include CDARS and ICS) are restricted to 20% of total deposits based on a supervisory imposed limit. The combination of all the Bank’s funding sources, gives the Bank available liquidity of $524.8 million, or 66.5% of total assets at September 30, 2013.

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

At September 30, 2013, the Company had total commitments of $79.7 million, which includes commitments to extend credit of $13.8 million, unused lines of credit and undisbursed balances of $65.1 million and standby letters of credit totaling $788,000. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $123.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $64.0 million.

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

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $29.7 million or 3.76% of total assets at September 30, 2013 compared to $36.8 million or 4.73% of total assets at March 31, 2013.

The following table sets forth information regarding the Company’s nonperforming loans (dollars in thousands).

	September 30, 2013		March 31, 2013
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	5	$680	9	$1,349
Commercial real estate	8	8,212	6	10,315
Land	3	1,886	5	3,267
Multi-family	1	2,532	1	2,968
Real estate construction	-	-	1	175
Consumer	14	2,865	15	3,059
Total	31	$16,175	37	$21,133

The Company has continued to focus on managing the residential construction and land development portfolios. At September 30, 2013, the Company’s residential construction and land acquisition and development loan portfolios were $4.3 million and $17.5 million, respectively compared to $4.0 million and $23.4 million, respectively at March 31, 2013. The percentage of nonperforming loans in the residential construction and land acquisition and development portfolios at September 30, 2013 was 0% and 10.76%, respectively as compared 4.42% and 13.96%, respectively at March 31, 2013. For the six months ended September 30, 2013, net charge-offs for the residential construction portfolio were $3,000 and net recoveries for the land development portfolio were $474,000. Commercial real estate loans represent the largest portion of our nonperforming loans at 50.77% at September 30, 2013 compared to 48.8% at March 31, 2013. Classified commercial real estate loans totaled $31.5 million at September 30, 2013 compared to $37.6 million at March 31, 2013.

REO totaled $13.5 million at September 30, 2013 compared to $15.6 million at March 31, 2013. The $13.5 million balance of REO is comprised of single-family homes totaling $1.7 million, residential building lots totaling $2.5 million, land development property totaling $6.0 million and industrial and commercial real estate property totaling $3.3 million. All of these properties are located in Washington and Oregon.

The allowance for loan losses was $13.7 million or 2.62% of total loans at September 30, 2013 compared to $15.6 million or 2.92% of total loans at March 31, 2013. The decrease in the balance of the allowance for loan losses at September 30, 2013 reflects the decreased levels of delinquent and classified loans, decreased charge-offs and increase in recoveries, decline in the loan portfolio as well as stabilizing real estate values. The coverage ratio of allowance for loan losses to nonperforming loans was 84.67% at September 30, 2013 compared to 74.02% at March 31, 2013. At September 30, 2013, the Company identified $15.2 million, or 93.79% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in a specific reserve of $29,000, or 0.19% of the nonperforming loans on which a specific analysis was performed. Based on its comprehensive analysis, management deemed the allowance for loan losses of at September 30, 2013 adequate to cover probable losses inherent in the loan portfolio. However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in the document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral and when applicable, less selling costs, are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At September 30, 2013 the Company had TDRs totaling $16.9 million of which $11.2 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for two of the Company’s TDRs that defaulted since the loan was modified. The related amount of interest income recognized on TDRs was $250,000 for the six months ended September 30, 2013.

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

The following table sets forth information regarding the Company’s nonperforming assets.

	September 30, 2013	March 31, 2013
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$680	$1,349
Other real estate mortgage	12,630	16,550
Real estate construction	-	175
Real estate one-to-four family	2,865	3,059
Total	16,175	21,133
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	16,175	21,133
REO	13,481	15,638
Total nonperforming assets	$29,656	$36,771
Total nonperforming loans to total loans	3.09%	3.94%
Total nonperforming loans to total assets	2.05	2.72
Total nonperforming assets to total assets	3.76	4.73

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Total
September 30, 2013	(in thousands)

Commercial business	$-	$161	$519	$-	$680
Commercial real estate	2,265	-	5,723	224	8,212
Land	418	800	668	-	1,886
Multi-family	2,532	-	-	-	2,532
Consumer	402	230	1,690	543	2,865
Total nonperforming loans	5,617	1,191	8,600	767	16,175
REO	-	3,858	7,656	1,967	13,481
Total nonperforming assets	$5,617	$5,049	$16,256	$2,734	$29,656

March 31, 2013

Commercial business	$94	$169	$1,086	$-	$1,349
Commercial real estate	2,638	-	7,379	298	10,315
Land	-	800	2,467	-	3,267
Multi-family	-	2,968	-	-	2,968
One-to-four family construction	-	175	-	-	175
Consumer	349	401	1,703	606	3,059
Total nonperforming loans	3,081	4,513	12,635	904	21,133
REO	1,637	5,272	6,548	2,181	15,638
Total nonperforming assets	$4,718	$9,785	$19,183	$3,085	$36,771

The composition of the speculative construction and land development loan portfolios by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Total
September 30, 2013		(in thousands)

Land development	$667	$4,046	$12,809	$-	$17,522
Speculative construction	-	-	3,986	-	3,986
Total speculative and land construction	$667	$4,046	$16,795	$-	$21,508

March 31, 2013

Land development	$4,674	$1,339	$17,391	$-	$23,404
Speculative construction	-	175	3,011	291	3,477
Total speculative and land construction	$4,674	$1,514	$20,402	$291	$26,881

The following table sets forth information regarding the Company’s other loans of concern (dollars in thousands).

	September 30, 2013		March 31, 2013
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	18	$6,556	12	$2,467
Commercial real estate	19	23,311	22	27,328
Land	1	178	3	1,038
Multi-family	1	14	2	879
Total	39	$30,059	39	$31,712

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

At September 30, 2013 and March 31, 2013, loans delinquent 30 - 89 days were 0.82% and 1.74%, respectively, of total loans. At September 30, 2013, the 30 - 89 days delinquency rate in the commercial business portfolio was 1.52% while the delinquency rate in the commercial real estate loan portfolio was 0.80%, comprised of three loans for $2.4 million. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 56.19% of total loans and commercial business loans represented 13.48% of total loans. At September 30, 2013, the 30-89 days delinquency rate in the real estate one-to-four family loan portfolio was 0.84%.

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

An interim impairment test was not deemed necessary as of September 30, 2013, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2013 and 2012

Net Income or Loss.  Net income for the three months ended September 30, 2013 and 2012 was $341,000 or $0.02 compared to $1.8 million, or $0.08 per diluted share, respectively. Net income for the six months ended September 30, 2013 and 2012 was $2.0 million or $0.09 compared to $7,000, or $0.00 per diluted share, respectively. The earnings for the three and six month ended September 30, 2013 compared to the same prior year period reflects the current stabilization of the economic environment and improvement in asset quality at the Company. The stabilization and economic improvement resulted in a $2.5 million recapture for loan losses for the six months ended September 30, 2013.

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

Net interest income for the three and six months ended September 30, 2013 was $6.1 million and $12.3 million, respectively, representing a $1.7 million and $3.6 million decrease, respectively, compared to the same three and six months ended September 30, 2012. Average interest-earning assets to average interest-bearing liabilities increased to 124.89% and 124.30% for the three and six month periods ended September 30, 2013 compared to 121.21% and 120.98% in the same prior year period. The net interest margin for the three and six months ended September 30, 2013 was 3.37% and 3.44%, respectively, compared to 4.31% and 4.26%, respectively, for the three and six months ended September 30, 2012. This decrease was primarily the result of the decrease in average loans receivable and the downward repricing of loans within the loan portfolio partially offset by the increase in lower yielding cash and short term investments.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. Approximately 7.80% of our loan portfolio was adjustable (floating) at September 30, 2013. At September 30, 2013, approximately $26.7 million, or 66.07% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has partially mitigated the effects of the current low interest rate environment; however, given these interest rate floors, net interest income will be affected in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At September 30, 2013, $24.4 million or 4.66% of the loans in the Company’s loan portfolio were at the floor interest rate of which $21.3 million or 87.20% had yields that would begin floating again once the Prime Rate increases at least 150 basis points. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. While the Company does not anticipate further significant reductions in market interest rates, further modest reductions in its deposit costs are expected due to its deposit rate offerings and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spreads.

Interest Income. Interest income for the three and six months ended September 30, 2013, was $6.8 million and $13.6 million, respectively, compared to $8.6 million and $17.9 million, respectively, for the same periods in the prior year. This represents a decrease of $1.9 million and $4.3 million for the three and six months ended September 30, 2013, respectively, compared to the same prior year periods. These decreases were due to a decrease in average loan balances and the impact of loans repricing down to the current low interest rates.

The average balance of net loans decreased $79.9 million and $110.0 million to $525.5 million and $528.4 million for the three and six months ended September 30, 2013, respectively, from $605.4 million and $638.4 million for the same prior year periods, respectively. The decrease in average loan balances was due to the Company’s effort in the past fiscal year to restructure its balance sheet, reduce its overall loans receivable as part of the Company’s capital and liquidity strategies and reduce its level of classified and nonaccrual loans. The yield on net loans was 4.88% and 4.93% for the three and six months ended September 30, 2013, respectively, compared to 5.55% and 5.47% for the same three and six months in the prior year. During the three and six months ended September 30, 2013, the Company also reversed $33,000 and $142,000, respectively, of interest income on nonperforming loans compared to $35,000 and $105,000 for the same three and six month period in the prior year.

Interest Expense. Interest expense decreased $197,000 and $692,000 to $664,000 and $1.3 million for the three and six months ended September 30, 2013, respectively, compared to $861,000 and $2.0 million for the three and six months ended September 30, 2012. These decreases in interest expense were the result of declining deposit costs, primarily due to the low interest rate environment. The weighted average interest rate on interest-bearing deposits decreased to 0.37% and 0.38% for the three and six months ended September 30, 2013, respectively from 0.49% and 0.52% for the same respective periods in the prior year. The decrease in interest expense was also due the Company’s junior subordinated debentures changing from a fixed to floating interest rate in June 2012. The weighted average interest rate on other interest-bearing liabilities decreased to 2.37% and 2.38% for the three and six months ended September 30, 2013, respectively compared to 2.57% and 4.05% for the same three and six months in the prior year.

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

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$432,667	$5,241	4.81%	$526,070	$7,447	5.62%
Non-mortgage loans	92,823	1,224	5.23	79,312	1,021	5.11
Total net loans (1)	525,490	6,465	4.88	605,382	8,468	5.55

Mortgage-backed securities (2)	12,284	52	1.68	888	7	3.13
Investment securities (2)(3)	20,265	77	1.51	8,275	49	2.30
Daily interest-bearing assets	1,180	-	-	1,124	-	-
Other earning assets	158,899	170	0.42	101,263	128	0.51
Total interest-earning assets	718,118	6,764	3.74	716,932	8,652	4.79

Non-interest-earning assets:
Office properties and equipment, net	17,591			17,767
Other non-interest-earning assets	52,267			74,596
Total assets	$787,976			$809,295

Interest-bearing liabilities:
Regular savings accounts	$58,467	22	0.15	$48,539	24	0.20
Interest checking accounts	91,332	27	0.12	77,837	30	0.15
Money market deposit accounts	223,147	125	0.22	229,565	156	0.27
Certificates of deposit	176,928	340	0.76	210,317	489	0.92
Total interest-bearing deposits	549,874	514	0.37	566,258	699	0.49

Other interest-bearing liabilities	25,116	150	2.37	25,202	162	2.57
Total interest-bearing liabilities	574,990	664	0.46	591,460	861	0.58

Non-interest-bearing liabilities:
Non-interest-bearing deposits	120,946			132,985
Other liabilities	10,134			8,842
Total liabilities	706,070			733,287
Shareholders’ equity	81,906			76,008
Total liabilities and shareholders’ equity	$787,976			$809,295
Net interest income		$6,100			$7,791
Interest rate spread			3.28%			4.21%
Net interest margin			3.37%			4.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.89%			121.21%
Tax equivalent adjustment (3)		$-			$4

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

	Six Months Ended September 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$445,163	$10,641	4.77%	$557,528	$15,432	5.52%
Non-mortgage loans	83,280	2,429	5.82	80,880	2,081	5.13
Total net loans (1)	528,443	13,070	4.93	638,408	17,513	5.47

Mortgage-backed securities (2)	7,896	68	1.72	959	15	3.12
Investment securities (2)(3)	16,111	116	1.44	8,442	114	2.69
Daily interest-bearing assets	1,213	-	-	1,571	-	-
Other earning assets	156,896	341	0.43	93,023	257	0.55
Total interest-earning assets	710,559	13,595	3.82	742,403	17,899	4.81

Non-interest-earning assets:
Office properties and equipment, net	17,618			17,613
Other non-interest-earning assets	51,346			66,330
Total assets	$779,523			$826,346

Interest-bearing liabilities:
Regular savings accounts	$56,585	42	0.15	$47,588	53	0.22
Interest checking accounts	90,575	52	0.11	88,592	87	0.20
Money market deposit accounts	219,637	244	0.22	234,893	356	0.30
Certificates of deposit	179,724	703	0.78	217,406	1,026	0.94
Total interest-bearing deposits	546,521	1,041	0.38	588,479	1,522	0.52

Other interest-bearing liabilities	25,110	300	2.38	25,195	511	4.05
Total interest-bearing liabilities	571,631	1,341	0.47	613,674	2,033	0.66

Non-interest-bearing liabilities:
Non-interest-bearing deposits	117,494			127,457
Other liabilities	9,441			8,971
Total liabilities	698,566			750,102
Shareholders’ equity	80,957			76,244
Total liabilities and shareholders’ equity	$779,523			$826,346
Net interest income		$12,254			$15,866
Interest rate spread			3.35%			4.15%
Net interest margin			3.44%			4.26%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.30%			120.98%
Tax equivalent adjustment (3)		$-			$8

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods-ended September 30, 2013 compared to the periods ended September 30, 2012.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended September 30,			Six Months Ended September 30,
	2013 vs. 2012			2013 vs. 2012

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(1,218)	$(988)	$(2,206)	$(2,862)	$(1,929)	$(4,791)
Non-mortgage loans	177	26	203	63	285	348
Mortgage-backed securities	49	(4)	45	63	(10)	53
Investment securities (1)	51	(23)	28	71	(69)	2
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	64	(22)	42	149	(65)	84
Total interest income	(877)	(1,011)	(1,888)	(2,516)	(1,788)	(4,304)

Interest Expense:
Regular savings accounts	5	(7)	(2)	9	(20)	(11)
Interest checking accounts	4	(7)	(3)	2	(37)	(35)
Money market deposit accounts	(4)	(27)	(31)	(22)	(90)	(112)
Certificates of deposit	(71)	(78)	(149)	(163)	(160)	(323)
Other interest-bearing liabilities	(1)	(11)	(12)	(2)	(209)	(211)
Total interest expense	(67)	(130)	(197)	(176)	(516)	(692)
Net interest income	$(810)	$(881)	$(1,691)	$(2,340)	$(1,272)	$(3,612)

(1) Interest is presented on a fully tax-equivalent basis using a tax rate of 34%

Provision for Loan Losses. There was no provision for loans losses for the three months ended September 30, 2013. The recapture of the provision for loan losses for six months ended September 30, 2013 totaled $2.5 million. This compares to a provision for loan losses of $500,000 and $4.5 million, for the three and six months ended September 30, 2012, respectively. The decrease in the provision for loan losses was primarily a result of a decrease in net charge-offs and in the level of delinquent, nonperforming and classified loans, stabilizing real estate values in our market areas and an overall decrease in the loan portfolio compared to the prior year. Although real estate values and the economy in our market areas have recently improved, classified and nonperforming loans remain at higher levels compared to historical trends as the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging for our borrowers going forward. The relatively weak economy also adversely affected the Bank’s commercial business and commercial real estate customers although, classified commercial real estate loans decreased to $31.5 million at September 30, 2013 compared to $37.6 million at March 31, 2013. The ratio of allowance for loan losses to total loans was 2.62% at September 30, 2013, compared to 3.46% at September 30, 2012.

Net charge-offs for the three months ended September 30, 2013 were $1,000 and net recoveries for the six months ended September 30, 2013 was $553,000, compared to net charge-offs of $1.3 million and $4.3 million for the three and six months ended September 30, 2012. Annualized net charge-offs to average net loans for the six-month period ended September 30, 2013 was (0.21)% compared to 1.34% for the same period in the prior year. Net charge-offs decreased primarily as a result of the decrease in nonperforming loans and stabilization of real estate values compared to the three and six months ended September 30, 2012. Nonperforming loans were $16.2 million at September 30, 2013, compared to $28.0 million at September 30, 2012. The ratio of allowance for loan losses to nonperforming loans was 84.67% at September 30, 2013 compared to 71.85% at September 30, 2012. See “Asset Quality” set forth above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of September 30, 2013, the Company had identified $27.7 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $25.0 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $1.8 million from their original loan balance. The remaining $2.6 million have specific valuation allowances totaling $649,000.

Non-Interest Income. Non-interest income decreased $427,000 and $621,000 to $1.9 million and $4.1 million for the three and six months ended September 30, 2013, respectively, compared to $2.3 million and $4.8 million for the three and six months ended September 30, 2012. The decrease of $427,000 for the three months ended September 30, 2013 compared to the same prior year period was due to a decline in fees and services charges of $237,000 which was partially offset by an increase in asset management fees of $91,000. Fees and service charges decreased due primarily to a decrease in loan prepayment penalties. Asset management fees increased primarily as a result of an increase in assets under management. The $621,000 decrease between the six months ended September 30, 2013 compared to 2012 was primarily a result of a $446,000 decrease in the gain on sale of loans held for sale as the six month period ended September 30, 2012 included a $704,000 gain on sale resulting from the planned bulk sale of one-to-four family mortgages sold to FHLMC in June 2012. A $264,000 decrease in fees and service charges between the six months ended September 30, 2013 compared to 2012 was mostly offset by an increase in asset management fees of $223,000.

Non-Interest Expense. Non-interest expense decreased $165,000 and increased $802,000 to $7.6 million and $16.9 million for the three and six months ended September 30, 2013, respectively, compared to $7.8 million and $16.1 million for the three and six months ended September 30, 2012. Data processing expenses increased $138,000 and $512,000 for the three and six months ended September 30, 2013 compared to the same prior year period as a result of the Company converting to a new core banking platform.

Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations and lower loans receivable balances. However, certain expenses remain out of the Company’s control such as REO expenses and write-downs. REO expenses (which includes operating costs and write-downs on property) decreased $399,000 and increased $274,000 for the three and six months ended September 30, 2013, respectively.

Income Taxes. The benefit for income taxes was $1,000 for the three months ended September 30, 2013 and the provision for income taxes was $16,000 for the six months ended September 30, 2013, compared to the provision for income taxes of $2,000 and $17,000 for the three and six months ended September 30, 2012, respectively. As of September 30, 2013, the Company determined that it was appropriate to carry a deferred tax asset valuation allowance of $15.7 million, reducing its deferred tax asset by $271,000 which is the amount related to the Company’s unrealized losses on its available for sale debt securities. Any future reversals of the deferred tax asset valuation allowance as a result of changes in the factors considered by management in establishing the allowance, including any return to profitability, would decrease the Company’s income tax expense and increase its after tax net income in the periods in which a reversal is recorded. At September 30, 2013, the Company had a deferred tax assets for federal and state, net operating loss carryforwards which will expire in 2032.

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

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of September 30, 2013 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on September 30, 2013 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended September 30, 2013, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (10)

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

RIVERVIEW BANCORP, INC.

By: /s/ Patrick Sheaffer	By: /s/ Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board	Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)

Date: November 12, 2013	Date: November 12, 2013

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101*
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity; (e) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.