Form 10-Q
period 2013-12-31
RIVERVIEW BANCORP INC
filed 2014-02-13
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of February 13, 2014.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013	2

	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2013 and 2012	3

	Consolidated Statements of Comprehensive Income Three and Nine Months Ended December 31, 2013 and 2012	4

	Consolidated Statements of Equity for the Nine Months Ended December 31, 2013 and 2012	5

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2013 and 2012	6

	Notes to Consolidated Financial Statements	7-23

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-39

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4:	Controls and Procedures	40

Part II.	Other Information	41-42

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		43

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND MARCH 31, 2013
(In thousands, except share and per share data) (Unaudited)	December 31, 2013	March 31, 2013
ASSETS
Cash (including interest-earning accounts of $110,104 and $100,093)	$123,140	$115,415
Certificates of deposit held for investment	37,174	44,635
Loans held for sale	148	831
Investment securities available for sale, at fair value (amortized cost of $20,366 and $7,766)	19,794	6,216
Mortgage-backed securities held to maturity, at amortized cost (fair value of $107 and $129)	104	125
Mortgage-backed securities available for sale, at fair value (amortized cost of $34,979 and $416)	34,529	431
Loans receivable (net of allowance for loan losses of $14,048 and $15,643)	505,632	520,369
Real estate and other personal property owned	11,951	15,638
Prepaid expenses and other assets	3,268	3,063
Accrued interest receivable	1,670	1,747
Federal Home Loan Bank stock, at cost	6,958	7,154
Premises and equipment, net	16,685	17,693
Deferred income taxes, net	348	522
Mortgage servicing rights, net	386	388
Goodwill	25,572	25,572
Core deposit intangible, net	33	66
Bank owned life insurance	17,557	17,138
TOTAL ASSETS	$804,949	$777,003

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$689,271	$663,806
Accrued expenses and other liabilities	8,707	8,006
Advanced payments by borrowers for taxes and insurance	193	1,025
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,381	2,440
Total liabilities	723,233	697,958

COMMITMENTS AND CONTINGENCIES (See Note 14)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
December 31, 2013 – 22,471,890 issued and outstanding	225	225
March 31, 2013 – 22,471,890 issued and outstanding
Additional paid-in capital	65,176	65,551
Retained earnings	16,951	14,169
Unearned shares issued to employee stock ownership trust	(413)	(490)
Accumulated other comprehensive loss	(675)	(1,013)
Total shareholders’ equity	81,264	78,442

Noncontrolling interest	452	603
Total equity	81,716	79,045
TOTAL LIABILITIES AND EQUITY	$804,949	$777,003

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans receivable	$6,319	$7,838	$19,389	$25,351
Interest on investment securities – taxable	75	131	191	222
Interest on investment securities – nontaxable	-	1	-	16
Interest on mortgage-backed securities	88	6	156	21
Other interest and dividends	191	160	532	417
Total interest and dividend income	6,673	8,136	20,268	26,027

INTEREST EXPENSE:
Interest on deposits	496	595	1,537	2,117
Interest on borrowings	149	157	449	668
Total interest expense	645	752	1,986	2,785
Net interest income	6,028	7,384	18,282	23,242
Less provision for (recapture of) loan losses	-	-	(2,500)	4,500
Net interest income after provision for (recapture of) loan losses	6,028	7,384	20,782	18,742

NON-INTEREST INCOME:
Fees and service charges	1,177	1,224	3,301	3,612
Asset management fees	605	517	1,936	1,625
Net gain on sale of loans held for sale	176	262	609	1,141
Bank owned life insurance	136	146	419	443
Other	290	(62)	252	20
Total non-interest income	2,384	2,087	6,517	6,841

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,959	3,872	11,696	11,274
Occupancy and depreciation	1,187	1,241	3,621	3,711
Data processing	523	435	1,641	1,041
Amortization of core deposit intangible	7	17	33	54
Advertising and marketing expense	170	193	578	681
FDIC insurance premium	400	433	1,228	1,114
State and local taxes	106	132	340	417
Telecommunications	78	73	227	310
Professional fees	342	447	995	1,149
Real estate owned expenses	298	1,069	2,402	2,899
Other	541	522	1,740	1,872
Total non-interest expense	7,611	8,434	24,501	24,522

INCOME BEFORE INCOME TAXES	801	1,037	2,798	1,061
PROVISION FOR INCOME TAXES	-	6	16	23
NET INCOME	$801	$1,031	$2,782	$1,038

Earnings per common share:
Basic	$0.04	$0.05	$0.12	$0.05
Diluted	0.04	0.05	0.12	0.05
Weighted average number of shares outstanding:
Basic	22,370,277	22,345,644	22,364,142	22,339,509
Diluted	22,371,914	22,345,644	22,365,224	22,309,509

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands) (Unaudited)	2013	2012	2013	2012

Net income	$801	$1,031	$2,782	$1,038

Other comprehensive income (loss) (1)
Unrealized holding gain (loss) on securities, net	(226)	262	512	224
Income tax benefit (expense) related to securities unrealized holding gain (loss)	77	(89)	(174)	(76)

Noncontrolling interest	16	13	62	44
Total comprehensive income	$668	$1,217	$3,182	$1,230

(1) There were no reclassifications out of other comprehensive income (loss) for the three and nine months ended December 31, 2013 and 2012.

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to Employee Stock Ownership	Accumulated Other Comprehensive	Noncontrolling
(Unaudited)	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Total

Balance April 1, 2012	22,471,890	$225	$65,610	$11,536	$(593)	$(1,171)	$544	$76,151

Net income	-	-	-	1,038	-	-	-	1,038
Stock based compensation expense	-	-	1	-	-	-	-	1
Earned ESOP shares	-	-	(48)	-	77	-	-	29
Unrealized holding gain on securities available for sale	-	-	-	-	-	148	-	148
Noncontrolling interest	-	-	-	-	-	-	44	44

Balance December 31, 2012	22,471,890	$225	$65,563	$12,574	$(516)	$(1,023)	$588	$77,411

Balance April 1, 2013	22,471,890	$225	$65,551	$14,169	$(490)	$(1,013)	$603	$79,045

Net income	-	-	-	2,782	-	-	-	2,782
Purchase of subsidiary shares from noncontrolling interest	-	-	(399)	-	-	-	(213)	(612)
Stock based compensation expense	-	-	53	-	-	-	-	53
Earned ESOP shares	-	-	(29)	-	77	-	-	48
Unrealized holding gain on securities available for sale	-	-	-	-	-	338	-	338
Noncontrolling interest	-	-	-	-	-	-	62	62

Balance December 31, 2013	22,471,890	$225	$65,176	$16,951	$(413)	$(675)	$452	$81,716

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012	Nine Months Ended December 31,
(In thousands) (Unaudited)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,782	$1,038
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,330	1,411
Provision for (recapture of) loan losses	(2,500)	4,500
Noncash expense related to ESOP	48	29
Decrease in deferred loan origination fees, net of amortization	(21)	(294)
Origination of loans held for sale	(21,474)	(21,138)
Proceeds from sales of loans held for sale	22,615	19,588
Stock based compensation expense	53	1
Writedown of real estate owned, net	1,607	2,316
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(470)	(864)
Income from bank owned life insurance	(419)	(443)
Changes in assets and liabilities:
Prepaid expenses and other assets	322	2,692
Accrued interest receivable	77	340
Accrued expenses and other liabilities	779	(533)
Net cash provided by operating activities	4,729	8,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments, net	19,363	80,114
Purchase of loans receivable	(7,646)	-
Proceeds from sale of loans	-	31,394
Proceeds from call, maturity, or sale of investment securities available for sale	3,000	5,000
Principal repayments on investment securities available for sale	847	350
Principal repayments on investment securities held to maturity	-	493
Principal repayments on mortgage-backed securities available for sale	1,121	411
Principal repayments on mortgage-backed securities held to maturity	20	42
Purchase of investment securities available for sale	(16,448)	(5,000)
Purchase of mortgage-backed securities available for sale	(35,775)	-
Redemption (purchase) of certificates of deposit held for investment	7,461	(2,664)
Proceeds from redemption of Federal Home Loan Bank stock	196	131
Purchase of premises and equipment and capitalized software	(738)	(1,720)
Capitalized improvements related to real estate owned	-	(72)
Proceeds from sale of real estate owned and premises and equipment	7,633	5,561
Net cash provided by (used in) investing activities	(20,966)	114,040

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	25,465	(61,661)
Purchase of subsidiary shares from noncontrolling interest	(612)	-
Proceeds from borrowings	2,000	5,000
Repayment of borrowings	(2,000)	(5,000)
Principal payments under capital lease obligation	(59)	(55)
Net decrease in advance payments by borrowers	(832)	(280)
Net cash provided by (used in) financing activities	23,962	(61,996)

NET INCREASE IN CASH	7,725	60,687
CASH, BEGINNING OF PERIOD	115,415	46,393
CASH, END OF PERIOD	$123,140	$107,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,535	$2,147
Income taxes	29	4

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$5,782	$13,594
Transfer of real estate owned to loans	196	3,549
Fair value adjustment to securities available for sale	512	224
Income tax effect related to fair value adjustment	(174)	(76)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2013 (“2013 Form 10-K”). The results of operations for the nine months ended December 31, 2013 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2014. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The following table presents information on stock options outstanding for the periods shown.

	Nine Months Ended December 31, 2013		Nine Months Ended December 31, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	407,500	$9.05	440,500	$8.87
Grants	87,154	2.78	-	-
Forfeited	-	-	(3,000)	1.97
Expired	(20,000)	8.98	(20,000)	6.76
Balance, end of period	474,654	$7.91	417,500	$9.02

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Stock options fully vested and expected to vest:
Number	469,896	417,100
Weighted average exercise price	$7.96	$9.02
Aggregate intrinsic value (1)	$18,000	$-
Weighted average contractual term of options (years)	4.81	4.48
Stock options fully vested and currently exercisable:
Number	385,300	413,700
Weighted average exercise price	$9.10	$9.08
Aggregate intrinsic value (1)	$7,000	$-
Weighted average contractual term of options (years)	3.79	4.45

(1)  The aggregate intrinsic value of a stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s common stock.

Stock-based compensation expense related to stock options for the nine months ended December 31, 2013 and 2012 was $53,000 and $1,000, respectively. As of December 31, 2013, there was $53,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through December 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. During the nine months ended December 31, 2013, the Company granted 87,154 stock options. The weighted average fair value of stock options granted during the nine months ended December 31, 2013 was $1.18.

The Black-Scholes model uses the assumptions listed in the following table:

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2014	1.95%	6.25	51.87%	2.04%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three and nine months ended December 31, 2013, stock options for 460,000 and 432,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive. For the three and nine months ended December 31, 2012, stock options for 420,000 and 423,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Basic EPS computation:
Numerator-net income	$801,000	$1,031,000	$2,782,000	$1,038,000
Denominator-weighted average common shares outstanding	22,370,277	22,345,644	22,364,142	22,339,509
Basic EPS	$0.04	$0.05	$0.12	$0.05
Diluted EPS computation:
Numerator-net income	$801,000	$1,031,000	$2,782,000	$1,038,000
Denominator-weighted average common shares outstanding	22,370,277	22,345,644	22,364,142	22,339,509
Effect of dilutive stock options	1,637	-	1,082	-
Weighted average common shares and common stock equivalents	22,371,914	22,345,644	22,365,224	22,339,509
Diluted EPS	$0.04	$0.05	$0.12	$0.05

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Trust preferred	$1,919	$2	$-	$1,921
Agency securities	18,447	-	(574)	17,873
Total	$20,366	$2	$(574)	$19,794

March 31, 2013
Trust preferred	$2,766	$-	$(1,528)	$1,238
Agency securities	5,000	-	(22)	4,978
Total	$7,766	$-	$(1,550)	$6,216

The contractual maturities of investment securities available for sale at December 31, 2013 are as follows (in thousands):
December 31, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	12,438	12,034
Due after five years through ten years	6,009	5,839
Due after ten years	1,919	1,921
Total	$20,366	$19,794

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013

Agency securities	$17,873	(574)	$-	$-	$17,873	$(574)

March 31, 2013

Trust preferred	$-	$-	$1,238	$(1,528)	$1,238	$(1,528)
Agency securities	4,978	(22)	-	-	4,978	(22)
Total	$4,978	$(22)	$1,238	$(1,528)	$6,216	$(1,550)

At December 31, 2013, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 15 other holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuers. Four of the issuers of trust preferred securities in this pool have defaulted (representing 51% of the remaining collateral, including excess collateral), and two other issuers are currently deferring interest payments (6% of the remaining collateral). The Company has estimated an expected default rate of 43% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 58% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the three and nine months ended December 31, 2013, the Company determined that there was no additional OTTI charge on the above collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

To determine the component of gross OTTI related to credit losses, the Company compared the amortized cost basis of the collateralized debt obligation to the present value of the revised expected cash flows, discounted using the current pre-impairment yield.  The revised expected cash flow estimates are based primarily on an analysis of default rates, prepayment speeds and third-party analytical reports.  Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the ultimate collectibility of principal and interest on the underlying collateral.

The unrealized losses on the above agency securities were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of the agency securities to recover as the agency securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that the agency securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. Based on management’s evaluation and intent, the unrealized losses related to the agency securities in this table are considered temporary.

The Company realized no gains or losses on sales of investment securities for the three and nine months ended December 31, 2013 and 2012. Investment securities with an amortized cost of $1.0 million at December 31, 2013 and March 31, 2013 and a fair value of $971,000 and $996,000 at December 31, 2013 and March 31, 2013, respectively, were pledged as collateral for government public funds held by the Bank.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
FHLMC mortgage-backed securities (1)	$27	$2	$-	$29
FNMA mortgage-backed securities (2)	77	1	-	78
Total	$104	$3	$-	$107

March 31, 2013
FHLMC mortgage-backed securities	$31	$3	$-	$34
FNMA mortgage-backed securities	94	1	-	95
Total	$125	$4	$-	$129

(1) Federal Home Loan Mortgage Corporation (“FHLMC”)
(2) Federal National Mortgage Association (“FNMA”)

The contractual maturities of mortgage-backed securities classified as held to maturity at December 31, 2013 are as follows (in thousands):

December 31, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$1	$1
Due after one year through five years	-	-
Due after five years through ten years	83	84
Due after ten years	20	22
Total	$104	$107

Mortgage-backed securities held to maturity with an amortized cost of $37,000 and $53,000 and a fair value of $38,000 and $55,000 at December 31, 2013 and March 31, 2013, respectively, were pledged as collateral for governmental public funds held by the Company.

Mortgage-backed securities available for sale consisted of the following at the dates indicated (in thousands):

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$174	$4	$-	$178
FHLMC mortgage-backed securities	10,027	8	(143)	9,892
FNMA mortgage-backed securities	19,581	19	(331)	19,269
SBA mortgage-backed securities (1)	4,072	13	(5)	4,080
GNMA mortgage-backed securities (2)	1,125	-	(15)	1,110
Total	$34,979	$44	$(494)	$34,529
March 31, 2013
Real estate mortgage investment conduits	$230	$7	$-	$237
FHLMC mortgage-backed securities	183	8	-	191
FNMA mortgage-backed securities	3	-	-	3
Total	$416	$15	$-	$431

(1) Small Business Administration (“SBA”)
(2) Ginnie Mae (“GNMA”)

The contractual maturities of mortgage-backed securities available for sale at December 31, 2013 are as follows (in thousands):

December 31, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$26	$27
Due after one year through five years	33	34
Due after five years through ten years	8,350	8,355
Due after ten years	26,570	26,113
Total	$34,979	$34,529

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013

FHLMC mortgage-backed securities	$7,414	$(143)	$-	$-	$7,414	$(143)
FNMA mortgage-backed securities	14,455	(331)	-	-	14,455	(331)
SBA mortgage-backed securities	1,318	(5)	-	-	1,318	(5)
GNMA mortgage-backed securities	1,110	(15)	-	-	1,110	(15)
Total	$24,297	$(494)	$-	$-	$24,297	$(494)

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

Mortgage-backed securities available for sale with an amortized cost of $710,000 and $416,000 and a fair value of $713,000 and $431,000 at December 31, 2013 and March 31, 2013, respectively, were pledged as collateral for government public funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31, 2013	March 31, 2013
Commercial and construction
Commercial business	$69,659	$71,935
Other real estate mortgage (1)	332,373	355,397
Real estate construction	15,041	9,675
Total commercial and construction	417,073	437,007

Consumer
Real estate one-to-four family	93,026	97,140
Other installment	9,581	1,865
Total consumer	102,607	99,005

Total loans	519,680	536,012

Less: Allowance for loan losses	14,048	15,643
Loans receivable, net	$505,632	$520,369

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans

The Company’s loan portfolio has very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2013, loans carried at $347.1 million were pledged as collateral to the Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) under borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower or a group of related borrowers are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of December 31, 2013 and March 31, 2013, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.	ALLOWANCE FOR LOAN LOSSES

Allowance for loan loss: The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans based on the Company’s risk rating system and historical loss experience adjusted for qualitative factors. The Company calculates its historical loss rates using the average of the last four quarterly 18-month periods. The Company calculates and applies its historical loss rates by individual loan types in its portfolio. These historical loss rates are adjusted for qualitative and environmental factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in incurred losses that have not yet been allocated to specific elements of the general and specific components of the allowance for loan losses. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company as of the date of the filing of the financial statements.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended December 31, 2013	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,913	$6,787	$815	$269	$235	$1,845	$1,832	$13,696
Provision for (recapture of) loan losses	(170)	(652)	(782)	(101)	5	215	1,485	-
Charge-offs	(36)	(102)	-	-	-	(137)	-	(275)
Recoveries	306	8	289	-	-	24	-	627
Ending balance	$2,013	$6,041	$322	$168	$240	$1,947	$3,317	$14,048

Nine months ended December 31, 2013

Beginning balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643
Provision for (recapture of) loan losses	(503)	313	(2,461)	(373)	22	(1,009)	1,511	(2,500)
Charge-offs	(135)	(274)	(45)	-	(7)	(293)	-	(754)
Recoveries	523	23	809	-	4	300	-	1,659
Ending balance	$2,013	$6,041	$322	$168	$240	$1,947	$3,317	$14,048

Three months ended December 31, 2012

Beginning balance	$2,283	$7,376	$3,675	$950	$506	$3,315	$2,035	$20,140
Provision for (recapture of) loan losses	416	(836)	(885)	(297)	(46)	(101)	1,749	-
Charge-offs	(204)	(390)	(52)	-	(13)	(149)	-	(808)
Recoveries	6	9	-	238	1	47	-	301
Ending balance	$2,501	$6,159	$2,738	$891	$448	$3,112	$3,784	$19,633

Nine months ended December 31, 2012

Beginning balance	$2,688	$5,599	$4,906	$1,121	$412	$3,274	$1,921	$19,921
Provision for (recapture of) loan losses	916	2,022	(1,093)	(85)	161	716	1,863	4,500
Charge-offs	(1,195)	(1,471)	(1,106)	(384)	(129)	(983)	-	(5,268)
Recoveries	92	9	31	239	4	105	-	480
Ending balance	$2,501	$6,159	$2,738	$891	$448	$3,112	$3,784	$19,633

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):
	Allowance for loan losses			Recorded investment in loans
December 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,013	$2,013	$1,597	$68,062	$69,659
Commercial real estate	196	5,845	6,041	16,783	276,143	292,926
Land	-	322	322	1,278	14,726	16,004
Multi-family	-	168	168	2,065	21,378	23,443
Real estate construction	-	240	240	-	15,041	15,041
Consumer	118	1,829	1,947	2,817	99,790	102,607
Unallocated	-	3,317	3,317	-	-	-
Total	$314	$13,734	$14,048	$24,540	$495,140	$519,680

March 31, 2013

Commercial business	$-	$2,128	$2,128	$679	$71,256	$71,935
Commercial real estate	536	5,443	5,979	19,466	278,225	297,691
Land	-	2,019	2,019	3,469	19,935	23,404
Multi-family	-	541	541	3,846	30,456	34,302
Real estate construction	-	221	221	175	9,500	9,675
Consumer	183	2,766	2,949	4,933	94,072	99,005
Unallocated	-	1,806	1,806	-	-	-
Total	$719	$14,924	$15,643	$32,568	$503,444	$536,012

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $777,000 and $1.2 million during the nine months ended December 31, 2013 and 2012, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

December 31, 2013	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$27	$461	$488	$69,171	$69,659	$-
Commercial real estate	2,369	7,330	9,699	283,227	292,926	-
Land	-	1,218	1,218	14,786	16,004	-
Multi-family	361	2,065	2,426	21,017	23,443	-
Real estate construction	-	-	-	15,041	15,041	-
Consumer	2,124	2,303	4,427	98,180	102,607	-
Total	$4,881	$13,377	$18,258	$501,422	$519,680	$-

March 31, 2013

Commercial business	$336	$1,349	$1,685	$70,250	$71,935	$-
Commercial real estate	6,345	10,315	16,660	281,031	297,691	-
Land	-	3,267	3,267	20,137	23,404	-
Multi-family	-	2,968	2,968	31,334	34,302	-
Real estate construction	-	175	175	9,500	9,675	-
Consumer	2,654	3,059	5,713	93,292	99,005	-
Total	$9,335	$21,133	$30,468	$505,544	$536,012	$-

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

Special mention – These loans have a risk rating of 6 and are rated in accordance with regulatory guidelines. These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the credit position at some future date. These assets pose elevated risk, but their weakness does not yet justify a “Substandard” classification.

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):
	December 31, 2013		March 31, 2013
	Weighted- Average Risk Grade	Classified Loans(2)	Weighted- Average Risk Grade	Classified Loans(2)

Commercial business	3.70	$7,410	3.64	$3,816
Commercial real estate	3.91	27,648	4.02	37,643
Land	4.03	1,395	4.57	4,306
Multi-family	3.76	2,079	3.68	3,846
Real estate construction	3.14	-	3.26	175
Consumer (1)	7.00	2,303	7.00	3,059
Total	3.86	$40,835	3.96	$52,845

Total loans risk rated	$419,193		$439,587

(1) Consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.
(2) Classified loans consist of substandard, doubtful and loss loans.

Impaired loans: A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the original loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, loans 90 days or more delinquent, loans internally designated as substandard or worse, on non-accrual status or troubled debt restructurings (“TDRs”). The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and does not have an appraisal performed in the last three months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation on an annual basis. The valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

The following tables present an analysis of impaired loans at the dates indicated (in thousands):

December 31, 2013	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$1,597	$-	$1,597	$1,709	$-
Commercial real estate	16,032	751	16,783	20,600	196
Land	1,278	-	1,278	1,323	-
Multi-family	2,065	-	2,065	2,141	-
Consumer	1,591	1,226	2,817	3,511	118
Total	$22,563	$1,977	$24,540	$29,284	$314
March 31, 2013

Commercial business	$679	$-	$679	$944	$-
Commercial real estate	12,011	7,455	19,466	21,291	536
Land	3,469	-	3,469	4,359	-
Multi-family	3,846	-	3,846	4,802	-
Real estate construction	175	-	175	811	-
Consumer	3,090	1,843	4,933	5,799	183
Total	$23,270	$9,298	$32,568	$38,006	$719

	Three Months ended December 31, 2013		Three Months ended December 31, 2012
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,610	$14	$3,210	$34
Commercial real estate	17,452	111	19,038	129
Land	1,640	1	5,167	16
Multi-family	2,298	-	8,280	23
Real estate construction	-	-	1,082	-
Consumer	3,103	7	4,880	27
Total	$26,103	$133	$41,657	$229

	Nine Months ended December 31, 2013		Nine Months ended December 31, 2012
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,201	$37	$4,814	$104
Commercial real estate	19,783	362	21,016	320
Land	2,103	5	7,655	75
Multi-family	2,944	15	8,815	112
Real estate construction	86	-	2,912	-
Consumer	3,597	30	4,967	87
Total	$29,714	$449	$50,179	$698

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

The following table presents new TDRs at the dates indicated:

	Nine Months Ended December 31, 2013			Nine Months Ended December 31, 2012
(Dollars in Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	2	$310	$270	2	$449	$428
Commercial real estate (1)	1	4,525	4,330	5	9,022	8,662
Land (1)	-	-	-	3	2,340	1,922
Multi-family (1)	1	2,562	2,065	1	3,277	3,024
Consumer	1	43	41	2	1,971	1,693
Total	5	$7,440	$6,706	13	$17,059	$15,729

(1)     For the nine months ended December 31, 2012, the original loan was a $5.0 million real estate construction loan restructured into one $3.3 million multi-family, one $875,000 commercial real estate and one $800,000 land loan based upon collateral securing the restructured loans.

There were no TDRs recorded in the twelve months prior to December 31, 2013 that defaulted in the nine months ended December 31, 2013. There were two TDR loans secured by one-to-four family homes that were recorded in the twelve months prior to December 31, 2012 that defaulted in the nine months ended December 31, 2012. The first loan had a pre-modification outstanding recorded investment of $453,000 and the amount of the defaulted loan totaled $450,000 and the second loan had a pre-modification outstanding recorded investment of $442,000 and the amount of the defaulted loan totaled $441,000 at December 31, 2012.

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

The Company performed an impairment assessment as of October 31, 2013 and determined that no impairment of goodwill asset exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of goodwill. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis. After the step two analysis was completed, the Company determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

10.	JUNIOR SUBORDINATED DEBENTURES

At December 31, 2013, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral through December 31, 2013. As of December 31, 2013 and March 31, 2013, the Company has deferred a total of $3.6 million and $3.3 million, respectively, of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Income. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at December 31, 2013 and March 31, 2013, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the Debentures at December 31, 2013 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.61%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.60%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

11.	FAIR VALUE MEASUREMENT

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

The following table presents assets that are measured at fair value on a recurring basis at the dates indicated (in thousands):

		Fair value measurements using
December 31, 2013	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment securities available for sale
Trust preferred	$1,921	$-	$-	$1,921
Agency securities	17,873	-	17,873	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	178	-	178	-
FHLMC mortgage-backed securities	9,892	-	9,892	-
FNMA mortgage-backed securities	19,269	-	19,269	-
SBA mortgage-backed securities	4,080	-	4,080	-
GNMA mortgage-backed securities	1,110	-	1,110	-
Total recurring assets measured at fair value	$54,323	$-	$52,402	$1,921

March 31, 2013

Investment securities available for sale
Trust preferred	$1,238	$-	$-	$1,238
Agency securities	4,978	-	4,978	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	237	-	237	-
FHLMC mortgage-backed securities	191	-	191	-
FNMA mortgage-backed securities	3	-	3	-
Total recurring assets measured at fair value	$6,647	$-	$5,409	$1,238

The following tables present a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands). There were no transfers of assets in to or out of Level 1, 2 or 3 for the nine months ended December 31, 2013.

	For the Nine Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012
	Available for sale securities	Available for sale securities

Beginning balance	$1,238	$1,166
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	683	38
Ending balance	$1,921	$1,204

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

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures for the nine months ended December 31, 2013. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements using
December 31, 2013	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$15,325	$-	$-	$15,325
Real estate owned	12,517	-	-	12,517
Total nonrecurring assets measured at fair value	$27,842	$-	$-	$27,842

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2013 (in thousands):

	Valuation technique	Significant unobservable inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	0% - 6%

Real estate owned	Appraised value	Adjustment for market conditions	0% - 19%

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

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

The estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
December 31, 2013	Carry value	(Level 1)	(Level 2)	(Level 3)	Fair value
Assets:
Cash	$123,140	$123,140	$-	$-	$123,140
Certificates of deposit held for investment	37,174	-	37,067	-	37,067
Investment securities available for sale	19,794	-	17,873	1,921	19,794
Mortgage-backed securities held to maturity	104	-	107	-	107
Mortgage-backed securities available for sale	34,529	-	34,529	-	34,529
Loans receivable, net	505,632	-	-	468,294	468,294
Loans held for sale	148	-	148	-	148
Federal Home Loan Bank stock	6,958	-	6,958	-	6,958

Liabilities:
Demand – savings deposits	519,815	519,815	-	-	519,815
Time deposits	169,456	-	169,147	-	169,147
Junior subordinated debentures	22,681	-	-	11,505	11,505

March 31, 2013
Assets:
Cash	$115,415	$115,415	$-	$-	$115,415
Certificates of deposit held for investment	44,635	-	45,078	-	45,078
Investment securities available for sale	6,216	-	4,978	1,238	6,216
Mortgage-backed securities held to maturity	125	-	129	-	129
Mortgage-backed securities available for sale	431	-	431	-	431
Loans receivable, net	520,369	-	-	495,312	495,312
Loans held for sale	831	-	831	-	831
Federal Home Loan Bank stock	7,154	-	7,154	-	7,154

Liabilities:
Demand – savings deposits	$475,688	$-	$475,688	$-	$475,688
Time deposits	188,118	-	189,289	-	189,289
Junior subordinated debentures	22,681	-	-	9,433	9,433

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

Significant off-balance sheet commitments at December 31, 2013 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$2,562
Fixed-rate	12,190
Standby letters of credit	843
Undisbursed loan funds, and unused lines of credit	70,553
Total	$86,148

At December 31, 2013, the Company had firm commitments to sell $771,000 of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At December 31, 2013, loans under warranty totaled $121.0 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Company believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the consolidated financial statements.

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

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of December 31, 2013, the Bank’s Tier 1 capital (leverage) ratio was 10.42% and its total risk-based capital ratio was 16.76%.

In October 2009, the Company entered into a separate MOU agreement with the OTS, at the time the Company’s primary regulator. In May 2013, the Company entered into a written agreement with the Federal Reserve, at which time the MOU agreement with the OTS was terminated. This written agreement requires the Company to: (a) provide notice to and obtain written approval from the Federal Reserve prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written approval from the Federal Reserve prior to the Company incurring, issuing, renewing or repurchasing any new debt; (c) provide notice to and obtain written approval from the Federal Reserve prior to the Company making payments on its Debentures; (d) submit written statement of its planned sources and uses of cash for debt service, operating expenses, and other purposes (“Cash Flow Projection”) beginning for calendar year 2013 and  submit progress reports related to its Cash Flow Projections and financial results.

The Company believes it is currently in compliance with all of the requirements of the written agreement with the Federal Reserve through its normal business operations. The written agreement will remain in effect until modified or terminated by the Federal Reserve.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial business, commercial real estate and real estate construction loans have decreased to 80.3% of the loan portfolio at December 31, 2013 from 81.5% at March 31, 2013. The Company’s strategy over the past several years has been to control balance sheet growth, including the targeted reduction of nonperforming and classified loans, in order to improve its regulatory capital ratios. The Company’s loan portfolio declined from $520.4 million at March 31, 2013 to $505.6 million at December 31, 2013 due to the Company’s efforts to restructure its balance sheet and reduce its overall loans receivable as part of the Company’s asset quality, capital and liquidity strategies.

Most recently, the Company’s primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. The Company also made the decision during the third fiscal quarter of 2014 to purchase, from time to time, pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than on its cash or short-term investments. These indirect automobile loans are originated through a single dealership group located outside the Company’s primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. The Company has entered into an agreement to purchase up to $25 million of automobile loan pools which meet our investment criteria and are subject to our underwriting standards. The Company purchased $7.6 million of automobile loans during the quarter-ended December 31, 2013. The Company anticipates that the majority of the remaining purchases will be completed during the fourth fiscal quarter of fiscal 2014; however, the Company is not obligated to purchase any additional loans over the initial $7.6 million purchase.

Through the Bank’s subsidiary, Riverview Asset Management Corp. (“RAMCorp”), the Company’s trust and financial services company which is located in downtown Vancouver, Washington, RAMCorp provides full-service brokerage activities, trust and asset management services. The Bank’s Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

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

There continues to be indications that economic conditions are improving in the Company’s market areas from the recent recessionary downturn, however, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward. Unemployment in the Company’s market areas decreased in both Clark

County, Washington and Portland, Oregon. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 7.0% at November 30, 2013 compared to 10.1% at March 31, 2013 and 8.3% at December 31, 2012. According to the Oregon Employment Department, unemployment in Portland decreased to 6.5% at November 30, 2013 compared to 7.5% at March 31, 2013 and 7.6% at December 31, 2012. Home values in December 31, 2013 remained lower than 2011 and 2010; however, home values have increased since March 31, 2013. According to the Regional Multiple Listing Services (“RMLS”), inventory levels in Portland, Oregon have remained at 3.2 months at December 31, 2013 compared to March 31, 2013 and decreased compared to 3.6 months at December 31, 2012. Inventory levels in Clark County have slightly increased to 4.5 months at December 31, 2013 compared to 4.4 months at March 31, 2013 and decreased compared to 5.1 months at December 31, 2012. According to the RMLS, closed home sales in Clark County increased 3.0% and 21.8% during December 2013 compared to March 2013 and December 2012, respectively. Closed home sales in Portland decreased 7.9% and increased 1.3% during December 2013 compared to March 2013 and December 2012, respectively. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market; however, it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson (a firm specializing in Pacific Northwest commercial real estate sales and management) commercial vacancy rates in Clark County and Portland, Oregon were approximately 10.8% and 15.2%, respectively, as of December 31, 2013 compared to 16.6% and 20.7%, respectively, at December 31, 2012. The Company has also seen an increase in sales activity for building lots during the past twelve months.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. The Company has continued to reduce its exposure to land development and speculative construction loans. The total land development and speculative construction loan portfolios declined to $20.3 million at December 31, 2013 as compared to $26.9 million at March 31, 2013. Nonperforming assets decreased $11.4 million to $25.3 million at December 31, 2013 compared to $36.8 million at March 31, 2013. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with its heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $335.6 million and $337.5 million at December 31, 2013 and March 31, 2013, respectively.

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

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth. The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $33.8 million during the nine months ended December 31, 2013. At December 31, 2013, checking accounts totaled $223.0 million, or 32.4% of our total deposit mix compared to $216.1 million or 31.7% a year ago. The Company had no outstanding advances from the FHLB or the FRB at December 31, 2013.

Continued Expense Control. Since fiscal 2009, management has undertaken several initiatives to reduce non-interest expense and continues to make it a priority to identify cost savings opportunities throughout all aspects of the Company’s operations. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. The Company has formed a cost saving committee whose mission is to find additional cost saving opportunities at the Company.

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

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2013	(in thousands)

Commercial business	$69,659	$-	$-	$69,659
Commercial construction	-	-	10,573	10,573
Office buildings	-	83,165	-	83,165
Warehouse/industrial	-	44,900	-	44,900
Retail/shopping centers/strip malls	-	63,963	-	63,963
Assisted living facilities	-	7,622	-	7,622
Single purpose facilities	-	93,276	-	93,276
Land	-	16,004	-	16,004
Multi-family	-	23,443	-	23,443
One-to-four family construction	-	-	4,468	4,468
Total	$69,659	$332,373	$15,041	$417,073

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2013	(in thousands)

Commercial business	$71,935	$-	$-	$71,935
Commercial construction	-	-	5,719	5,719
Office buildings	-	86,751	-	86,751
Warehouse/industrial	-	41,124	-	41,124
Retail/shopping centers/strip malls	-	67,472	-	67,472
Assisted living facilities	-	13,146	-	13,146
Single purpose facilities	-	89,198	-	89,198
Land	-	23,404	-	23,404
Multi-family	-	34,302	-	34,302
One-to-four family construction	-	-	3,956	3,956
Total	$71,935	$355,397	$9,675	$437,007

Comparison of Financial Condition at December 31, 2013 and March 31, 2013

Cash, including interest-earning accounts, totaled $123.1 million at December 31, 2013 compared to $115.4 million at March 31, 2013. The Company has been maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability matching purposes. As a part of the Company’s liquidity strategy, the Company invests a portion of its excess cash in short-term certificates of deposit, investment and mortgage-backed securities at higher yields than cash held in interest-earning accounts based on its asset/liability program objectives in order to maximize earnings. All of the certificates of deposit held for investment are fully insured under the FDIC. At December 31, 2013, certificates of deposits held for investment totaled $37.2 million compared to $44.6 million at March 31, 2013.

Investment securities available for sale totaled $19.8 million and $6.2 million at December 31, 2013 and at March 31, 2013, respectively. The $13.6 million increase was a result of purchases totaling $16.4 million during the nine month period ended December 31, 2013. The increase was due to a decision by the Company to invest additional excess cash into higher yielding investment securities. The Company primarily purchases agency securities with maturities of five years or less. For the quarter ended December 31, 2013, the Company determined that none of its investment securities required an OTTI charge. For additional information, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Mortgage-backed securities available-for-sale totaled $34.5 million at December 31, 2013, compared to $431,000 at March 31, 2013. The $34.1 million increase was a result purchases totaling $35.8 million during the nine month period ended December 31, 2013 partially offset by principal repayments. The increase was due to a decision by the Company to invest additional excess cash into higher yielding mortgage-backed securities. The Company primarily purchases a combination of mortgage-backed securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). The Company does not believe that it has any exposure to sub-prime mortgage backed securities.

Loans receivable, net, totaled $505.6 million at December 31, 2013, compared to $520.4 million at March 31, 2013, a decrease of $14.7 million. The decrease was due to principal repayments and the Company’s efforts to reduce classified and nonperforming commercial business, commercial real estate and land loans to improve its risk profile. The decrease in loans was offset by a purchase of an automobile loan pool during the three months ended December 31, 2013 totaling $7.6 million. For the nine months ended December 31, 2013, the Company reduced classified loans a total of $12.0 million. Land development loans also decreased $7.4 million during the nine months ended December 31, 2013. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Deposit accounts increased $25.5 million to $689.3 million at December 31, 2013, compared to $663.8 million at March 31, 2013. The Company had no wholesale-brokered deposits as of December 31, 2013 or March 31, 2013. Core branch deposits accounted for 95.8% of total deposits at December 31, 2013, compared to 94.4% at March 31, 2013. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $2.8 million to $81.3 million at December 31, 2013 from $78.4 million at March 31, 2013.  The increase for the nine months ended December 31, 2013 was mainly attributable to net income of $2.8 million in addition to the $338,000 decrease in accumulated other comprehensive loss, which represents unrealized losses on securities. Additional paid-in-capital decreased by $399,000 as a result of the RAMCorp’s purchase of shares from its noncontrolling interest owner. The Bank subsequently purchased those shares from RAMCorp increasing the Bank’s ownership in RAMCorp from 85% at March 31, 2013 to 90% at December 31, 2013. The purchase price of these shares was based on two appraisals of RAMCorp. The Bank may purchase additional shares over the next fiscal year which would further increase its ownership in RAMCorp.

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of December 31, 2013, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):
	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital:
(To Risk-Weighted Assets)	$87,588	16.76%	$41,818	8.0%	$62,728	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	80,958	15.49	20,909	4.0	31,364	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	80,958	10.42	31,093	4.0	69,958	9.0	(1)
Tangible Capital:
(To Tangible Assets)	80,958	10.42	11,660	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital:
(To Risk-Weighted Assets)	$81,227	15.29%	$42,493	8.0%	$63,740	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	74,473	14.02	21,247	4.0	31,870	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	74,473	9.99	29,823	4.0	67,102	9.0	(1)
Tangible Capital:
(To Tangible Assets)	74,473	9.99	11,184	1.5	N/A	N/A
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

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. The Company continued with the interest deferral at December 31, 2013. As of December 31, 2013, the Company had deferred a total of $3.6 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Income. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2013, the Bank used its sources of funds primarily to fund loan commitments and purchase additional investment securities. At December 31, 2013, cash totaled $123.1 million, or 15.3% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At December 31, 2013, the Bank had no advances from the FRB and Bank a borrowing capacity of $54.2 million from the FRB, subject to sufficient collateral. At December 31, 2013, there were no advances from the FHLB and the Bank had an available credit facility of $175.9 million, subject to sufficient collateral and stock investment. At December 31, 2013, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from both the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At December 31, 2013, the Company had no wholesale-brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s reciprocal CDARS and ICS balances were $39.7 million, or 5.8% of total deposits, and $35.8 million, or 5.4% of total deposits, at December 31, 2013 and March 31, 2013, respectively. Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. The Bank’s brokered deposits (which include CDARS and ICS) are restricted to 20% of total deposits based on a supervisory imposed limit. The combination of all the Bank’s funding sources, gives the Bank available liquidity of $535.9 million, or 66.6% of total assets at December 31, 2013.

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

At December 31, 2013, the Company had total commitments of $86.1 million, which includes commitments to extend credit of $14.8 million, unused lines of credit and undisbursed balances of $70.6 million and standby letters of credit totaling $843,000. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $119.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $66.1 million.

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

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $25.3 million or 3.15% of total assets at December 31, 2013 compared to $36.8 million or 4.73% of total assets at March 31, 2013.

The following table sets forth information regarding the Company’s nonperforming loans (dollars in thousands).

	December 31, 2013		March 31, 2013
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	4	$461	9	$1,349
Commercial real estate	7	7,330	6	10,315
Land	2	1,218	5	3,267
Multi-family	1	2,065	1	2,968
Real estate construction	-	-	1	175
Consumer	14	2,303	15	3,059
Total	28	$13,377	37	$21,133

The Company has continued to focus on managing the residential construction and land acquisition and development portfolios. At December 31, 2013, the Company’s residential construction and land acquisition and development loan portfolios were $4.5 million and $16.0 million, respectively compared to $4.0 million and $23.4 million, respectively at March 31, 2013. The percentage of nonperforming loans in the residential construction and land acquisition and development portfolios at December 31, 2013 was 0% and 7.61%, respectively as compared 4.42% and 13.96%, respectively at March 31, 2013. For the nine months ended December 31, 2013, net charge-offs for the residential construction portfolio were $3,000 and net recoveries for the land acquisition and development portfolio were $764,000. Commercial real estate loans represent the largest portion of our nonperforming loans at 54.8% at December 31, 2013 compared to 48.8% at March 31, 2013. Classified commercial real estate loans totaled $27.6 million at December 31, 2013 compared to $37.6 million at March 31, 2013.

REO totaled $12.0 million at December 31, 2013 compared to $15.6 million at March 31, 2013. The $12.0 million balance of REO is comprised of single-family homes totaling $1.9 million, residential building lots totaling $3.3 million, land development property totaling $5.8 million and industrial and commercial real estate property totaling $990,000. All of these properties are located in Washington and Oregon.

The allowance for loan losses was $14.0 million or 2.70% of total loans at December 31, 2013 compared to $15.6 million or 2.92% of total loans at March 31, 2013. The decrease in the balance of the allowance for loan losses at December 31, 2013 reflects the decreased levels of delinquent and classified loans, decreased charge-offs and increase in recoveries, the decline in the loan portfolio as well as stabilizing real estate values. The coverage ratio of allowance for loan losses to nonperforming loans was 105.02% at December 31, 2013 compared to 74.02% at March 31, 2013. At December 31, 2013, the Company identified $12.3 million, or 92.27% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in no specific reserve on these specific nonperforming loans. Based on its comprehensive analysis, management deemed the allowance for loan losses of at December 31, 2013 adequate to cover probable losses inherent in the loan portfolio. However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in the document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral and when applicable, less selling costs, are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At December 31, 2013, the Company had TDRs totaling $20.5 million of which $10.7 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for two of the Company’s TDRs that defaulted since the loan was modified. The related amount of interest income recognized on TDRs was $372,000 for the nine months ended December 31, 2013.

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

The following table sets forth information regarding the Company’s nonperforming assets.

	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$461	$1,349
Other real estate mortgage	10,613	16,550
Real estate construction	-	175
Real estate one-to-four family	2,303	3,059
Total	13,377	21,133
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	13,377	21,133
REO	11,951	15,638
Total nonperforming assets	$25,328	$36,771
Total nonperforming loans to total loans	2.57%	3.94%
Total nonperforming loans to total assets	1.66	2.72
Total nonperforming assets to total assets	3.15	4.73

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Total
December 31, 2013	(in thousands)

Commercial business	$-	$-	$461	$-	$461
Commercial real estate	1,806	-	5,401	123	7,330
Land	418	800	-	-	1,218
Multi-family	2,065	-	-	-	2,065
Consumer	402	-	1,608	293	2,303
Total nonperforming loans	4,691	800	7,470	416	13,377
REO	-	542	9,471	1,938	11,951
Total nonperforming assets	$4,691	$1,342	$16,941	$2,354	$25,328

March 31, 2013

Commercial business	$94	$169	$1,086	$-	$1,349
Commercial real estate	2,638	-	7,379	298	10,315
Land	-	800	2,467	-	3,267
Multi-family	-	2,968	-	-	2,968
One-to-four family construction	-	175	-	-	175
Consumer	349	401	1,703	606	3,059
Total nonperforming loans	3,081	4,513	12,635	904	21,133
REO	1,637	5,272	6,548	2,181	15,638
Total nonperforming assets	$4,718	$9,785	$19,183	$3,085	$36,771

The composition of the speculative construction and land development loan portfolios by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Total
December 31, 2013		(in thousands)

Land development	$3,120	$1,193	$11,691	$-	$16,004
Speculative construction	-	-	4,286	-	4,286
Total speculative and land construction	$3,120	$1,193	$15,977	$-	$20,290

March 31, 2013

Land development	$4,674	$1,339	$17,391	$-	$23,404
Speculative construction	-	175	3,011	291	3,477
Total speculative and land construction	$4,674	$1,514	$20,402	$291	$26,881

The following table sets forth information regarding the Company’s other loans of concern (dollars in thousands).

	December 31, 2013		March 31, 2013
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	13	$6,949	12	$2,467
Commercial real estate	18	20,319	22	27,328
Land	1	177	3	1,038
Multi-family	1	14	2	879
Total	33	$27,459	39	$31,712

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

At December 31, 2013 and March 31, 2013, loans delinquent 30 - 89 days were 0.94% and 1.74%, respectively, of total loans. At December 31, 2013, the 30 - 89 days delinquency rate in the commercial business portfolio was 0.04% while the delinquency rate in the commercial real estate loan portfolio was 0.81%, comprised of three loans for $2.4 million. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 56.37% of total loans and commercial business loans represented 13.40% of total loans. At December 31, 2013, the 30-89 days delinquency rate in the real estate one-to-four family and multi-family loan portfolios was 2.28% and 1.54%, respectively.

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

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2013. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 35%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 7.5%, a net interest margin that approximated 4.0% and a return on assets that ranged from 0.68% to 0.99% (average of 0.80%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 16.7% utilized for our cash flow estimates and a terminal value estimated at 1.49 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.22 times tangible book value. The Company calculated a fair value of its reporting unit of $91 million using the corporate value approach, $87 million using the income approach and $97 million using the market approach, with a final concluded value of $93 million, with primary weight given to the market approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.

The Company calculated the implied fair value of its reporting unit under step two of the goodwill impairment test. Under this approach, the Company calculated the fair value for its unrecognized deposit intangible, as well as the remaining assets and liabilities of the reporting unit. The calculated implied fair value of the Company’s goodwill exceeded the carrying value by $24.6 million. Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value. The Company utilized a discounted cash flow approach to determine the fair value of its loans receivable. A key assumption was determining an appropriate discount rate. In determining the discount rate, the Company started with its contractual cash flows and its current lending rate for comparable loans and adjusted these for both credit and liquidity premiums. Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required.

Even though the Company determined that there was no goodwill impairment, a decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts, significant adverse changes in the operating environment for the financial industry or an increase in the value of our assets without an increase in the value of the reporting unit may result in a future impairment charge.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2013 and 2012

Net Income or Loss. Net income for the three months ended December 31, 2013 and 2012 was $801,000, or $0.04 per diluted share, compared to $1.0 million, or $0.05 per diluted share, respectively. Net income for the nine months ended December 31, 2013 and 2012 was $2.8 million, or $0.12 per diluted share, compared to $1.0 million, or $0.05 per diluted share, respectively. The earnings for the three and nine months ended December 31, 2013 compared to the same prior year period reflects the current stabilization of the economic environment and improvement in asset quality at the Company. The stabilization and economic improvement resulted in a $2.5 million recapture for loan losses for the nine months ended December 31, 2013. Earnings have also been reduced by the declining balance of the Bank’s loan portfolio as well as the continued low interest rate environment.

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

Net interest income for the three and nine months ended December 31, 2013 was $6.0 million and $18.3 million, respectively, representing a $1.4 million and $5.0 million decrease compared to the three and nine months ended December 31, 2012, respectively. Average interest-earning assets to average interest-bearing liabilities was 125.22% and 124.61% for the three and nine month periods ended December 31, 2013 compared to 125.48% and 122.43% in the same prior year periods, respectively. The net interest margin for the three and nine months ended December 31, 2013 was 3.29% and 3.39%, respectively, compared to 4.03% and 4.19% for the three and nine months ended December 31, 2012, respectively. These decreases were primarily the result of the decrease in average loans receivable and the downward repricing of loans within the loan portfolio partially offset by the increase in average lower yielding cash and short term investments.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. Approximately 6.74% of our loan portfolio was adjustable (floating) at December 31, 2013. At December 31, 2013, approximately $23.5 million, or 67.12% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has partially mitigated the effects of the current low interest rate environment; however, given these interest rate floors, net interest income will be affected in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At December 31, 2013, $21.6 million or 4.15% of the loans in the Company’s loan portfolio were at the floor interest rate of which $17.5 million or 81.09% had yields that would begin floating again once the Prime Rate increases at least 150 basis points. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. While the Company does not anticipate further significant reductions in market interest rates, further modest reductions in its deposit costs are expected due to its deposit rate offerings and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spreads.

Interest Income. Interest income for the three and nine months ended December 31, 2013, was $6.7 million and $20.3 million, respectively, compared to $8.1 million and $26.0 million, respectively, for the same periods in the prior year. This represents a decrease of $1.5 million and $5.8 million for the three and nine months ended December 31, 2013, respectively, compared to the same prior year periods. These decreases were due to a decrease in average loan balances and the impact of loans repricing down to the current low interest rates.

The average balance of net loans decreased $57.8 million and $92.5 million to $516.9 million and $524.6 million for the three and nine months ended December 31, 2013, respectively, from $574.6 million and $617.1 million for the same prior year periods, respectively. The decrease in average loan balances was due to the Company’s effort in the past fiscal year to restructure its balance sheet, reduce its overall loans receivable as part of the Company’s capital and liquidity strategies and reduce its level of classified and nonaccrual loans. The yield on net loans was 4.85% and 4.91% for the three and nine months ended December 31, 2013, respectively, compared to 5.41% and 5.45% for the same three and nine month periods in the prior year. During the three and nine months ended December 31, 2013, the Company also reversed $7,000 and $149,000, respectively, of interest income on nonperforming loans compared to $34,000 and $139,000 for the same three and nine month periods in the prior year.

Interest Expense. Interest expense decreased $107,000 and $799,000 to $645,000 and $2.0 million for the three and nine months ended December 31, 2013, respectively, compared to $752,000 and $2.8 million for the three and nine months ended December 31, 2012. These decreases in interest expense were the result of declining deposit costs, primarily due to the low interest rate environment. The weighted average interest rate on interest-bearing deposits decreased to 0.35% and

0.37% for the three and nine months ended December 31, 2013, respectively from 0.43% and 0.49% for the same respective periods in the prior year. The decrease in interest expense was also due the Company’s junior subordinated debentures changing from a fixed to floating interest rate in June 2012. The weighted average interest rate on other interest-bearing liabilities decreased to 2.36% and 2.37% for the three and nine months ended December 31, 2013, respectively compared to 2.47% and 3.52% for the same three and nine month periods in the prior year, respectively.

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

	Three Months Ended December 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$424,382	$5,107	4.77%	$498,132	$6,813	5.43%
Non-mortgage loans	92,482	1,212	5.20	76,485	1,025	5.32
Total net loans (1)	516,864	6,319	4.85	574,617	7,838	5.41

Mortgage-backed securities (2)	23,584	88	1.48	730	6	3.26
Investment securities (2)(3)	20,503	75	1.45	7,979	133	6.61
Daily interest-bearing assets	1,192	-	-	1,142	-	-
Other earning assets	165,800	191	0.46	142,854	160	0.44
Total interest-earning assets	727,943	6,673	3.64	727,322	8,137	4.44

Non-interest-earning assets:
Office properties and equipment, net	16,931			17,712
Other non-interest-earning assets	53,572			60,280
Total assets	$798,446			$805,314

Interest-bearing liabilities:
Regular savings accounts	$61,616	23	0.15	$49,886	19	0.15
Interest checking accounts	93,930	26	0.11	80,383	24	0.12
Money market deposit accounts	228,579	128	0.22	225,212	126	0.22
Certificates of deposit	172,127	319	0.74	198,999	426	0.85
Total interest-bearing deposits	556,252	496	0.35	554,480	595	0.43

Other interest-bearing liabilities	25,075	149	2.36	25,173	157	2.47
Total interest-bearing liabilities	581,327	645	0.44	579,653	752	0.51

Non-interest-bearing liabilities:
Non-interest-bearing deposits	123,915			139,593
Other liabilities	10,539			8,230
Total liabilities	715,781			727,476
Shareholders’ equity	82,665			77,838
Total liabilities and shareholders’ equity	$798,446			$805,314

Net interest income		$6,028			$7,385

Interest rate spread			3.20%			3.93%

Net interest margin			3.29%			4.03%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.22%			125.48%

Tax equivalent adjustment (3)		$-			$1

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

	Nine Months Ended December 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$438,211	$15,748	4.77%	$537,661	$22,244	5.49%
Non-mortgage loans	86,358	3,641	5.60	79,406	3,107	5.19
Total net loans (1)	524,569	19,389	4.91	617,067	25,351	5.45

Mortgage-backed securities (2)	13,144	156	1.58	882	21	3.16
Investment securities (2)(3)	17,580	191	1.44	8,288	246	3.94
Daily interest-bearing assets	1,206	-	-	1,427	-	-
Other earning assets	159,875	532	0.44	109,694	417	0.50
Total interest-earning assets	716,374	20,268	3.76	737,358	26,035	4.69

Non-interest-earning assets:
Office properties and equipment, net	17,388			17,646
Other non-interest-earning assets	52,091			64,306
Total assets	$785,853			$819,310

Interest-bearing liabilities:
Regular savings accounts	$58,268	66	0.15	$48,357	72	0.20
Interest checking accounts	91,698	78	0.11	85,846	111	0.17
Money market deposit accounts	222,629	372	0.22	231,654	483	0.28
Certificates of deposit	177,182	1,021	0.76	211,248	1,451	0.91
Total interest-bearing deposits	549,777	1,537	0.37	577,105	2,117	0.49

Other interest-bearing liabilities	25,102	449	2.37	25,188	668	3.52
Total interest-bearing liabilities	574,879	1,986	0.46	602,293	2,785	0.61

Non-interest-bearing liabilities:
Non-interest-bearing deposits	119,642			131,517
Other liabilities	9,804			8,723
Total liabilities	704,325			742,533
Shareholders’ equity	81,528			76,777
Total liabilities and shareholders’ equity	$785,853			$819,310

Net interest income		$18,282			$23,250

Interest rate spread			3.30%			4.08%

Net interest margin			3.39%			4.19%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.61%			122.43%

Tax equivalent adjustment (3)		$-			$8

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three and nine month periods ended December 31, 2013 compared to the three and nine month periods ended December 31, 2012. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2013 vs. 2012			2013 vs. 2012

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(937)	$(769)	$(1,706)	$(3,801)	$(2,695)	$(6,496)
Non-mortgage loans	210	(23)	187	281	253	534
Mortgage-backed securities	87	(5)	82	150	(15)	135
Investment securities (1)	100	(158)	(58)	164	(219)	(55)
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	24	7	31	170	(55)	115
Total interest income	(516)	(948)	(1,464)	(3,036)	(2,731)	(5,767)

Interest Expense:
Regular savings accounts	4	-	4	14	(20)	(6)
Interest checking accounts	4	(2)	2	7	(40)	(33)
Money market deposit accounts	2	-	2	(17)	(94)	(111)
Certificates of deposit	(55)	(52)	(107)	(213)	(217)	(430)
Other interest-bearing liabilities	(1)	(7)	(8)	(2)	(217)	(219)
Total interest expense	(46)	(61)	(107)	(211)	(588)	(799)
Net interest income	$(470)	$(887)	$(1,357)	$(2,825)	$(2,143)	$(4,968)

(1) Interest is presented on a fully tax-equivalent basis using a tax rate of 34%

Provision for Loan Losses. There was no provision for loans losses for the three months ended December 31, 2013. The recapture of the provision for loan losses for nine months ended December 31, 2013 totaled $2.5 million. This compares to no provision for loan losses for the three months ended December 31, 2012 and a provision for loan losses of $4.5 million for the nine months ended December 31, 2012. The decrease in the provision for loan losses was primarily a result of a decrease in net charge-offs and in the level of delinquent, nonperforming and classified loans, stabilizing real estate values in our market areas and a decrease in the average loan portfolio compared to the same prior year periods. Although real estate values and the economy in our market areas have recently improved, classified and nonperforming loans remain at higher levels compared to historical trends as the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging for our borrowers going forward. The relatively weak economy also adversely affected the Bank’s commercial business and commercial real estate customers although, classified commercial real estate loans decreased to $27.6 million at December 31, 2013 compared to $37.6 million at March 31, 2013. The ratio of allowance for loan losses to total loans was 2.70% at December 31, 2013, compared to 3.51% at December 31, 2012.

Net recoveries for the three and nine months ended December 31, 2013 were $352,000 and $905,000, respectively, compared to net charge-offs of $507,000 and $4.8 million for the three and nine months ended December 31, 2012, respectively. Annualized net recoveries to average net loans for the nine-month period ended December 31, 2013 was 0.23% compared to net charge-offs of 1.03% for the same period in the prior year. Net charge-offs decreased primarily as a result of the decrease in nonperforming loans and stabilization of real estate values as well as an increase in recoveries on previously charged off loans compared to the three and nine months ended December 31, 2012. Nonperforming loans were $13.4 million at December 31, 2013, compared to $24.7 million at December 31, 2012. The ratio of allowance for loan losses to nonperforming loans was 105.02% at December 31, 2013 compared to 79.60% at December 31, 2012. See “Asset Quality” set forth above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of December 31, 2013, the Company had identified $24.5 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of the total impaired loans, $22.6 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $1.6 million from their original loan balance. The remaining $2.0 million have specific valuation allowances totaling $314,000.

Non-Interest Income. Non-interest income increased $297,000 to $2.4 million for the three months ended December 31, 2013 compared to $2.1 million for the same prior year period. Non-interest income decreased $324,000 to $6.5 million for the nine months ended December 31, 2013, compared to $6.8 million for the nine months ended December 31, 2012. The increase of $297,000 for the three months ended December 31, 2013 compared to the same prior year period was due to gains on transfers of loans to real estate owned of $229,000 and an increase in asset management fees of $88,000. These increases were offset by a decrease in fees and service charges of $47,000 during the three months ended December 31, 2013, due primarily to a decrease in loan prepayment penalties. Asset management fees increased primarily as a result of an increase in assets under management as compared to the same period last year.

The $324,000 decrease between the nine months ended December 31, 2013 compared to 2012 was primarily a result of a $532,000 decrease in the gain on sale of loans held for sale as the nine month period ended December 31, 2012 included a $704,000 gain on sale resulting from the planned bulk sale of one-to-four family mortgages sold to FHLMC in June 2012. A $311,000 decrease in fees and service charges, due primarily to a decrease in loan prepayment penalties, during the nine months ended December 31, 2013 compared to the same period in 2012 was offset by an increase in asset management fees of $311,000 as a result of increased assets under management.

Non-Interest Expense. Non-interest expense decreased $823,000 and increased $21,000 to $7.6 million and $24.5 million for the three and nine months ended December 31, 2013, respectively, compared to $8.4 million and $24.5 million for the three and nine months ended December 31, 2012, respectively. Data processing expenses increased $88,000 and $600,000 for the three and nine months ended December 31, 2013 compared to the same prior year periods as a result of the Company converting to a new core banking platform.

Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations and lower loans receivable balances. However, certain expenses remain out of the Company’s control such as REO expenses and write-downs. REO expenses (which include operating costs and write-downs on property) decreased $771,000 and $497,000 for the three and nine months ended December 31, 2013, respectively.

Income Taxes. The was no provision for income taxes for the three months ended December 31, 2013 and the provision for income taxes was $16,000 for the nine months ended December 31, 2013, compared to the provision for income taxes of $6,000 and $23,000 for the three and nine months ended December 31, 2012, respectively. As of December 31, 2013, the Company determined that it was appropriate to carry a deferred tax asset valuation allowance of $15.6 million, reducing its deferred tax asset to $348,000, which is the amount related to the Company’s unrealized losses on its available for sale debt securities. At December 31, 2013, the Company had deferred tax assets for federal and state net operating loss carryforwards which will expire in 2032.

In accordance with current accounting guidance, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. The December 2013 quarter represented the sixth consecutive profitable quarter for the Company although at December 31, 2013, the Company remained in a cumulative loss position for the previous three year period. Management will continue to closely evaluate all positive and negative evidence, including the level of the Company’s earnings and the amount of cumulative losses in recent years, in determining if all or a portion of the deferred tax asset will be realized in upcoming quarters. Any future reversals of the deferred tax asset valuation allowance as a result of changes in the factors considered by management in establishing the allowance, including a sustained period or increase in profitability, would decrease the Company’s income tax expense and increase its after tax net income in the periods in which a reversal is recorded.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2013 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2013 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2013 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended December 31, 2013, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (10)

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

     RIVERVIEW BANCORP, INC

By:	/S/ Patrick Sheaffer	By:	/S/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board		Executive Vice President
	Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)

Date:	February 13, 2014	Date:	February 13, 2014

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101*
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.