Form 10-K
period 2014-03-31
RIVERVIEW BANCORP INC
filed 2014-06-13
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2013 was $59,101,071 (22,471,890 shares at $2.63 per share).  As of May 31, 2014, there were issued and outstanding 22,471,890 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders (Part III).

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

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2015 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the “Bank”). At March 31, 2014, the Company had total assets of $824.5 million, total deposit accounts of $690.1 million and shareholders' equity of $98.0 million. The Company’s executive offices are located in Vancouver Washington.

The Company is subject to regulation by the Board of Governors of the Federal Reserve Systems (“Federal Reserve”). Substantially all of the Company’s business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF"). The Bank has been a member of the Federal Home Loan Bank of Seattle ("FHLB") since 1937.

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. The Company’s strategy over the past several years has been to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. The Company’s loan portfolio totaled $520.9 million at March 31, 2014 compared to $520.4 million a year ago.

Most recently, the Company’s primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. The Company also purchased two separate pools of automobile loans during fiscal 2014 totaling $22.1 million from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of our new loan originations carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.

At March 31, 2014, checking accounts totaled $233.2 million, or 33.8% of our total deposit mix compared to $204.3 million or 30.8% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Bank’s subsidiary, Riverview Asset Management Corp. (“RAMCorp”) a trust and financial services company, and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 18 branches, including ten in Clark County, three in the Portland metropolitan area and three lending centers, including our most recently opened full-service branch in Gresham, Oregon.

Market Area

The Company conducts operations from its home office in Vancouver and 18 branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland, Gresham, Wood Village and Aumsville, Oregon. RAMCorp, our trust and financial services company is located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank. The Bank’s Business and Professional Banking Division, with one lending office in Vancouver and one lending office in Portland, Oregon offers commercial and business banking services. The Bank also operates a lending office for mortgage banking activities in Vancouver.

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

Economic conditions in the Company’s market areas have continued to improve from the recent recessionary downturn; however, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward. Unemployment in the Company’s market areas decreased in both Clark County, Washington and Portland, Oregon. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 7.5% at March 31, 2014 compared to 10.1% at March 31, 2013. According to the Oregon Employment Department, unemployment in Portland decreased to 6.9% at March 31, 2014 compared to 7.5% at March 31, 2013. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have slightly decreased to 3.1 months at March 31, 2014 compared to 3.2 months at March 31, 2013. Residential home inventory levels in Clark County have slightly increased to 4.6 months at March 31, 2014 compared to 4.4 months at March 31, 2013. According to the RMLS, closed home sales in Clark County remained constant during March 2014 compared to March 2013. Closed home sales at March 2014 in Portland decreased 4.0% compared to March 2013. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market; however, it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson (a firm specializing in Pacific Northwest commercial real estate sales and management) commercial vacancy rates in Clark County, Washington and Portland, Oregon were approximately 10.38% and 14.60%, respectively, as of March 31, 2014 compared to 12.24% and 17.11%, respectively, at March 31, 2013. The Company has also seen an increase in sales activity for building lots during the past twelve months.

Lending Activities

General.  At March 31, 2014, the Company's net loans receivable totaled $520.9 million, or 63.2% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan.

                     Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At March 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and construction:
Commercial business	$71,632	13.43%	$71,935	13.42%	$87,238	12.74%	$85,511	12.44%	$108,368	14.76%
Other real estate mortgage	324,881	60.90	355,397	66.30	434,763	63.49	461,955	67.19	459,178	62.52
Real estate construction	19,482	3.65	9,675	1.81	25,791	3.76	27,385	3.98	75,456	10.27
Total commercial and construction	415,995	77.98	437,007	81.53	547,792	79.99	574,851	83.61	643,002	87.55
Consumer:
Real estate one-to-four family	93,007	17.43	97,140	18.12	134,975	19.71	110,437	16.06	88,861	12.10
Other installment	24,486	4.59	1,865	0.35	2,042	0.30	2,289	0.33	2,616	0.35
Total consumer loans	117,493	22.02	99,005	18.47	137,017	20.01	112,726	16.39	91,477	12.45
Total loans	533,488	100.00%	536,012	100.00%	684,809	100.00%	687,577	100.00%	734,479	100.00%
Less:
Allowance for loan losses	12,551		15,643		19,921		14,968		21,642
Total loans receivable, net	$520,937		$520,369		$664,888		$672,609		$712,837

Loan Portfolio Composition. The following tables set forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2014	(In thousands)

Commercial business	$71,632	$-	$-	$71,632
Commercial construction	-	-	15,618	15,618
Office buildings	-	77,476	-	77,476
Warehouse/industrial	-	45,632	-	45,632
Retail/shopping centers/strip malls	-	63,049	-	63,049
Assisted living facilities	-	7,585	-	7,585
Single purpose facilities	-	93,766	-	93,766
Land	-	16,245	-	16,245
Multi-family	-	21,128	-	21,128
One-to-four family construction	-	-	3,864	3,864
Total	$71,632	$324,881	$19,482	$415,995

March 31, 2013

Commercial business	$71,935	$-	$-	$71,935
Commercial construction	-	-	5,719	5,719
Office buildings	-	86,751	-	86,751
Warehouse/industrial	-	41,124	-	41,124
Retail/shopping centers/strip malls	-	67,472	-	67,472
Assisted living facilities	-	13,146	-	13,146
Single purpose facilities	-	89,198	-	89,198
Land	-	23,404	-	23,404
Multi-family	-	34,302	-	34,302
One-to-four family construction	-	-	3,956	3,956
Total	$71,935	$355,397	$9,675	$437,007

Commercial Business Lending. At March 31, 2014, the commercial business loan portfolio totaled $71.6 million or 13.4% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

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

Other Real Estate Mortgage Lending.  At March 31, 2014, the other real estate lending portfolio totaled $324.9 million, or 60.9% of total loans. The Company originates other real estate loans including office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively “commercial real estate loans”); as well as land and multi-family loans primarily located in its market area. At March 31, 2014, owner occupied properties accounted for 32.7% and non-owner occupied properties accounted for 67.3% of the Company’s commercial real estate portfolio.

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

The Company actively pursues commercial real estate loans. New loan originations within the Company’s market area were very competitive in fiscal year 2014 as stabilizing economic conditions resulted in an increase in loan demand from creditworthy borrowers and permitted existing borrowers with nonaccrual loans to return to a current payment status and refinance elsewhere. At March 31, 2014, the Company had eight commercial real estate loans totaling $8.1 million on non-accrual status compared to six commercial real estate loans totaling $10.3 million at March 31, 2013. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Our emphasis on commercial real estate lending may expose us to increased lending risks.”

Land acquisition and development loans are included in the other real estate mortgage portfolio balance, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchases and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sales to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. In recent months, statistics reflect an increase in demand and sales of building lots in the Company’s primary market area resulting in an increase in the number of closed sales for land and building lots as compared to previous years. The Company has been successful in reducing its exposure to land acquisition and development loans and plans to only originate these loans on a limited basis to developers that meet the Company’s underwriting standards. At March 31, 2014, land acquisition and development loans totaled $16.2 million, or 3.05% of total loans compared to $23.4 million, or 4.37% of total loans at March 31, 2013. The largest land acquisition and development loan had an outstanding balance at March 31, 2014 of $3.1 million and was performing according to its original payment terms. At March 31, 2014 all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At March 31, 2014, the Company had one land acquisition and development loan totaling $800,000 on non-accrual status compared to five land acquisition and development loans totaling $3.3 million on non-accrual status at March 31, 2013.

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

The composition of the Company’s construction loan portfolio including undisbursed funds was as follows:
	At March 31,
	2014		2013
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)
Speculative construction	$4,771	9.54%	$5,718	35.77%
Commercial/multi-family construction	44,281	88.57	6,495	40.63
Custom/presold construction	698	1.40	2,898	18.13
Construction/permanent	246	0.49	875	5.47
Total	$49,996	100.00%	$15,986	100.00%

(1) Includes undisbursed funds of $30.5 million and $6.3 million at March 31, 2014 and 2013, respectively.

The Company has continued to focus on managing the residential construction and commercial construction loan portfolios. At March 31, 2014, the balance of the Company’s construction loan portfolio, including loan commitments, was $50.0 million compared to $16.0 million at March 31, 2013. The $34.0 million increase was primarily due to an increase in commercial and multi-family construction loans originated in fiscal year 2014 reflecting the improvement in economic conditions in our market areas. The Company plans to continue to proactively manage its construction loan portfolio in fiscal year 2015 and will continue to originate new construction loans to selected customers.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2014 was a loan to finance the construction of 37 townhouses totaling $2.5 million. This loan is to a single borrower that is secured by properties located in the Company’s market area. At March 31, 2014, the Company had no speculative construction loans on non-accrual.

The composition of speculative construction and land acquisition and development loans by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2014	(In thousands)

Land development	$2,676	$1,184	$12,385	$-	$-	$16,245
Speculative construction	-	-	3,617	-	30	3,647
Total land and speculative construction	$2,676	$1,184	$16,002	$-	$30	$19,892

March 31, 2013

Land development	$4,674	$1,339	$17,391	$-	$-	$23,404
Speculative construction	-	175	3,011	291	-	3,477
Total land and speculative construction	$4,674	$1,514	$20,402	$291	$-	$26,881

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2014, and March 31, 2013, the Company had no custom construction loans in its portfolio.

Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the interest rate of the Company-originated fixed rate permanent loan is set at a market rate. For adjustable rate loans, the interest rates adjust on their first adjustment date.  See “—Mortgage Brokerage,” and “—Mortgage Loan Servicing.” At March 31, 2014, a single construction/permanent loan totaled $221,000 and was performing according to its original repayment terms. At March 31, 2013, construction/permanent loans totaled $479,000 of which the largest had an outstanding balance of $400,000 and was performing according to its original repayment terms.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2014, such loans totaled $15.6 million, or 80.17% of total real estate construction loans and 2.93% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2014, the largest commercial construction loan had a balance of $3.4 million and was performing according to its original repayment terms. At March 31, 2014, the Company had no commercial construction loans on non-accrual status.

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

Consumer Lending. Consumer loans totaled $117.5 million at March 31, 2014, comprised of $69.8 million of one-to-four family mortgage loans, $20.3 million of home equity lines of credit, $2.9 million of land loans to consumers for the future construction of one-to-four family homes and $24.5 million of other secured and unsecured consumer loans, which primarily consisted of automobile loans.

One-to-four family residences located in the Company’s primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed rate mortgages and ARMs with repricing based on the one-year constant maturity U.S. Treasury index or other index.  At March 31, 2014, the Company had nine residential real estate loans totaling $2.7 million on non-accrual status compared to 15 loans totaling $3.1 million at March 31, 2013. All of these loans were secured by properties located in Oregon and Washington.

The Company also made the decision during the third fiscal quarter of 2014 to purchase, from time to time, pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than on its cash or short-term investments. These indirect automobile loans are originated through a single dealership group located outside the Company’s primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. The Company purchased a total of $22.1 million of automobile loans during fiscal year 2014. The Company plans to purchase additional automobile loans during fiscal year 2015, subject to these loans meeting our investment criteria, underwriting standards and internal loan concentration limits. At March 31, 2014, none of the purchased automobile loans were on non-accrual status.

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. These consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. At March 31, 2014 and 2013, the Company had no installment loans on non-accrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2014 regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees.

	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:	(In thousands)
Commercial business	$26,933	$12,256	$14,758	$17,554	$131	$71,632
Other real estate mortgage	45,270	54,392	125,385	96,190	3,644	324,881
Real estate construction	2,531	2,322	39	5,718	8,872	19,482
Total commercial & construction	74,734	68,970	140,182	119,462	12,647	415,995
Consumer:
Real estate one-to-four family	1,292	5,617	1,151	8,057	76,890	93,007
Other installment	123	797	4,817	18,644	105	24,486
Total consumer	1,415	6,414	5,968	26,701	76,995	117,493
Total loans	$76,149	$75,384	$146,150	$146,163	$89,642	$533,488

The following table sets forth the dollar amount of all loans due after one year from March 31, 2014, which have fixed interest rates and have adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Commercial and Construction:
Commercial business	$28,330	$16,369	$44,699
Other real estate mortgage	87,181	192,430	279,611
Real estate construction	13,514	3,437	16,951
Total commercial and construction	129,025	212,236	341,261
Consumer:
Real estate one-to-four family	66,548	25,167	91,715
Other installment	23,872	491	24,363
Total consumer	90,420	25,658	116,078
Total loans	$219,445	$237,894	$457,339

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2014, the Company had outstanding commitments to originate loans of $8.1 million, compared to $29.7 million at March 31, 2013.

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs four commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of, and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a portion of the origination fee. During the year ended March 31, 2014, brokered loans totaled $45.4 million (including $37.3 million brokered to the Company), compared to $57.6 million of brokered loans in fiscal year 2013. Gross fees of $830,000, which includes brokered loan fees and loans sold to Federal Home Loan Mortgage Company (“FHLMC”), were earned for the year ended March 31, 2014. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, such as in fiscal 2014, the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC. The Company generally sells fixed-rate residential one-to-four mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset liability strategy. Mortgage loans are sold to FHLMC on a non-recourse basis whereby foreclosure losses are the responsibility of FHLMC and not the Company. The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to FHLMC. Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, and to otherwise service the loans. At March 31, 2014, total loans serviced for others were $125.2 million, of which $119.2 million were serviced for the FHLMC.

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

Nonperforming assets were $21.8 million or 2.64% of total assets at March 31, 2014 compared with $36.8 million or 4.73% of total assets at March 31, 2013. The Company also had net recoveries totaling $608,000 during fiscal 2014 compared to net charge-offs totaling $5.2 million during fiscal 2013. Credit quality challenges have lessened in the past fiscal year and the real estate market in our primary market area has seen improvements. While the Company did not engage in any sub-prime lending programs, the effect on home values, housing markets and construction lending from problems associated with sub-prime and other non-traditional mortgage lending programs contributed substantially to the increased levels of builder and developer delinquencies during recent periods. Although it appears the economic conditions have stabilized, a prolonged weak economy in our market area could result in increases in nonperforming assets, increases in the provision for loan losses and charge-offs in the future.

The Company has continued to focus on managing the residential construction and land acquisition and development portfolios. At March 31, 2014, the Company’s residential construction and land acquisition and development loan portfolios were $3.9 million and $16.2 million, respectively as compared to $4.0 million and $23.4 million at March 31, 2013. The percentage of nonperforming loans in the residential construction and land acquisition and development portfolios was 0.00% and 4.92%, respectively as compared to 4.42% and 13.96%, respectively, a year ago. For the year ended March 31, 2014, the charge-off (recovery) ratio for the residential construction and land development portfolios was 0.18% and (3.84)%, respectively compared to (1.07)% and 2.37%, respectively, for the year ended March 31, 2013.

Nonperforming loans were $14.1 million or 2.64% of total loans at March 31, 2014 compared with $21.1 million or 3.94% of total loans at March 31, 2013. Nonperforming loans decreased as a result of the Company’s aggressive efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings.

The following table sets forth information regarding the Company’s nonperforming loans (dollars in thousands).

	March 31, 2014		March 31, 2013
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	4	$452	9	$1,349
Commercial real estate	8	8,067	6	10,315
Land	1	800	5	3,267
Multi-family	1	2,014	1	2,968
Real estate construction	-	-	1	175
Consumer	9	2,729	15	3,059
Total	23	$14,062	37	$21,133

All of these loans are to borrowers with properties located in Oregon and Washington. At March 31, 2014, 96.19% of the Company’s nonperforming loans, totaling $13.5 million, were measured for impairment. These loans have been charged down to their estimated fair market value less selling costs or carry a specific reserve to reduce the net carrying value. The reserve associated with these impaired loans totaled $137,000 at March 31, 2014. At March 31, 2014, the largest single nonperforming loan was a commercial real estate loan totaling $4.2 million. Charge-offs for this property totaled $98,000 for fiscal year 2014. This loan was measured for impairment and determined that a specific reserve was not required since the loan has been charged down to its estimated market value less selling costs.

The balance of nonperforming assets included $7.7 million in real estate owned (“REO”) at March 31, 2014. The REO was comprised of single-family homes totaling $876,000, residential building lots totaling $1.5 million, commercial real estate property totaling $1.1 million and land development property totaling $4.2 million. All of the REO properties are located in Oregon and Washington. As a result of the Company’s decision to aggressively price its REO properties for quicker liquidation, the Company had $2.1 million in write-downs on existing REO properties during fiscal year 2014. Total REO sales were $12.4 million during fiscal year 2014. Maintenance and operating expenses for these properties totaled $709,000 during fiscal year 2014. The orderly resolution of nonperforming loans and REO properties remains a priority for management. Because of the uncertain real estate market, no assurance can be given as to the timing of ultimate disposition of such assets or that the selling price will be at or above the carrying value. Further declines in market values in our area could lead to additional valuation adjustments, which would have an adverse effect on our results of operations.

The following table sets forth information regarding the Company’s nonperforming assets.

	At March 31,
	2014	2013	2012	2011	2010
	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$452	$1,349	$3,930	$2,871	$6,430
Other real estate mortgage	10,881	16,550	28,562	4,289	15,079
Real estate construction	-	175	7,756	4,206	11,826
Consumer	2,729	3,059	3,915	957	2,676
Total	14,062	21,133	44,163	12,323	36,011
Accruing loans which are contractually past due 90 days or more	-	-	-	-	-
Total nonperforming loans	14,062	21,133	44,163	12,323	36,011
REO	7,703	15,638	18,731	27,590	13,325
Total nonperforming assets	$21,765	$36,771	$62,894	$39,913	$49,336

Foregone interest on non-accrual loans	$949	$1,420	$2,313	$1,950	$2,753

The following table sets forth information regarding the Company’s nonperforming assets by loan type and geographical area.

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Total
March 31, 2014	(In thousands)

Commercial business	$-	$-	$452	$-	$452
Commercial real estate	2,194	-	5,873	-	8,067
Multi-family	2,014	-	-	-	2,014
Land	-	800	-	-	800
Consumer	395	-	2,065	269	2,729
Total nonperforming loans	4,603	800	8,390	269	14,062
REO	374	542	5,966	821	7,703
Total nonperforming assets	$4,977	$1,342	$14,356	$1,090	$21,765

March 31, 2013

Commercial business	$94	$169	$1,086	$-	$1,349
Commercial real estate	2,638	-	7,379	298	10,315
Multi-family	-	2,968	-	-	2,968
Land	-	800	2,467	-	3,267
One-to-four family construction	-	175	-	-	175
Consumer	349	401	1,703	606	3,059
Total nonperforming loans	3,081	4,513	12,635	904	21,133
REO	1,637	5,272	6,548	2,181	15,638
Total nonperforming assets	$4,718	$9,785	$19,183	$3,085	$36,771

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

The following table sets forth information regarding the Company’s other loans of concern (dollars in thousands).

	March 31, 2014		March 31, 2013
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	15	$7,967	12	$2,467
Commercial real estate	11	11,771	22	27,328
Land	-	-	3	1,038
Multi-family	1	14	2	879
Total	27	$19,752	39	$31,712

At March 31, 2014, loans delinquent 30 to 89 days were 0.42% of total loans compared to 1.74% at March 31, 2013. At March 31, 2014, the 30 to 89 day delinquency rate in our commercial business loan portfolio was 0.17%. The 30 to 89 day delinquency rate in our commercial real estate (“CRE”) portfolio was 0.07%. CRE loans represent the largest portion of our loan portfolio at 53.89% of total loans and the commercial business loans represent 13.43% of total loans.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral and when applicable, less selling costs, are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At March 31, 2014, the Company had TDRs totaling $22.8 million of which $12.4 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for one of the Company’s TDRs that totaled $270,000 at March 31, 2014, that was restructured during fiscal year 2012 and defaulted subsequent to modification. The related amount of interest income recognized on these TDRs was $553,000 for the year ended March 31, 2014.

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

The accrual status of a loan may change after it has been classified as a TDR. The Company’s general policy related to TDRs is to perform a credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms. This evaluation includes consideration of the borrower’s sustained historical repayment performance for a reasonable period of time in order for the restructured loan to be returned to an accrual status. A sustained period of repayment performance generally would be a minimum of six months, and may include repayments made prior to the restructuring date. If repayment of principal and interest appears doubtful, it is placed on non-accrual status.

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

The aggregate amount of the Company's classified loans, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:
	At or For the Year
	Ended March 31,
	2014	2013
	(In thousands)
Classified loans	$33,814	$52,845

General loss allowances	12,272	14,924
Specific loss allowances	279	719
Net charge-offs (recoveries)	(608)	5,178

All of the loans on non-accrual status as of March 31, 2014 were categorized as classified loans. Classified loans at March 31, 2014 were comprised of 19 commercial business loans totaling $8.4 million (the largest of these loans totaling $3.5 million), 19 commercial real estate loans totaling $19.8 million (the largest of which was $4.9 million), two multi-family loans totaling $2.0 million, one land development loan totaling $800,000 and nine one-to-four family real estate loans totaling $2.7 million (the largest of which was $1.1 million).

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

At March 31, 2014, the Company had an allowance for loan losses of $12.6 million, or 2.35% of total loans, compared to $15.6 million, or 2.92% at March 31, 2013. The decrease in the balance of the allowance for loan losses at March 31, 2014 reflects the continuing trend of lower levels of delinquent and classified loans, decreased charge-offs and increased recoveries, as well as stabilizing real estate values compared to the prior fiscal year, which resulted in the Company recording a recapture of loan losses of $3.7 million for the year ended March 31, 2014. Nonperforming loans decreased $7.1 million and 30-89 day delinquent loans also decreased $7.1 million during the year ended March 31, 2014. Classified loans were $33.8 million at March 31, 2014 compared to $52.8 million at March 31, 2013. The decrease in nonperforming and classified assets can be attributed to the Company’s efforts to reduce its level of nonperforming and classified assets through write-downs, collections and modifications.

The coverage ratio of allowance for loan losses to nonperforming loans was 89.25% at March 31, 2014 compared to 74.02% at March 31, 2013. This coverage ratio increased from March 31, 2013 primarily as a result of the decrease in nonperforming loans. At March 31, 2014, 18 of the Company’s nonperforming loans, totaling $13.5 million or 96.19% of total nonperforming loans, were measured for impairment, with all of these loans being considered collateral dependent. The additional reserves associated with these impaired loans totaled $137,000 at March 31, 2014. The Company’s general valuation allowance to non-impaired loans was 2.42% and 2.96% at March 31, 2014 and 2013, respectively.

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
	Year Ended March 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$15,643	$19,921	$14,968	$21,642	$16,974
Provision for (recapture of) loan losses	(3,700)	900	29,350	5,075	15,900
Recoveries:
Commercial and construction
Commercial business	526	118	29	7	5
Other real estate mortgage	873	1,263	103	31	1
Real estate construction	4	228	3	7	76
Total commercial and construction	1,403	1,609	135	45	82
Consumer
Real estate one-to-four family	304	138	12	11	7
Other installment	7	1	3	2	-
Total consumer	311	139	15	13	7
Total recoveries	1,714	1,748	150	58	89
Charge-offs:
Commercial and construction
Commercial business	340	1,606	2,801	2,371	2,466
Other real estate mortgage	406	3,869	16,895	4,404	3,836
Real estate construction	11	141	2,101	4,329	3,737
Total commercial and construction	757	5,616	21,797	11,104	10,039
Consumer
Real estate one-to-four family	346	1,238	2,694	682	1,232
Other installment	3	72	56	21	50
Total consumer	349	1,310	2,750	703	1,282

Total charge-offs	1,106	6,926	24,547	11,807	11,321

Net charge-offs (recoveries)	(608)	5,178	24,397	11,749	11,232

Balance at end of year	$12,551	$15,643	$19,921	$14,968	$21,642
Ratio of allowance to total loans outstanding at end of year	2.35%	2.92%	2.91%	2.18%	2.95%
Ratio of net charge-offs (recoveries) to average net loans outstanding during year	(0.12)	0.86	3.51	1.67	1.48
Ratio of allowance to total nonperforming loans	89.25	74.02	45.11	121.46	60.10

The Company’s allowance consists of specific, general and unallocated components. The Company’s specific allowance decreased from prior year due to a decrease in the balance of impaired loans during the year. The general component also decreased from prior year due to a decrease in the balance of classified and nonperforming loans and a decrease in charge-offs during the year. The unallocated component has remained elevated compared to historical levels as a result of the continued economic uncertainty.

The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the outstanding balances of related loan category as of the date of the allocation for the periods indicated.

	At March 31,
	2014		2013		2012		2011		2010
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans
	(Dollars in thousands)
Commercial and construction:
Commercial business	$2,409	13.43%	$2,128	13.42%	$2,688	12.74%	$1,822	12.44%	$3,181	14.76%
Other real estate mortgage	5,812	60.90	8,539	66.30	11,626	63.49	8,919	67.19	10,028	62.52
Real estate construction	387	3.65	221	1.81	412	3.76	820	3.98	5,137	10.27

Consumer:
Real estate one-to-four family	2,190	17.43	2,868	18.12	3,220	19.71	1,294	16.06	1,522	12.10
Other installment	463	4.59	81	0.35	54	0.30	45	0.33	52	0.35
Unallocated	1,290	-	1,806	-	1,921	-	2,068	-	1,722	-

Total allowance for loan loss	$12,551	100.00%	$15,643	100.00%	$19,921	100.00%	$14,968	100.00%	$21,642	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns.  The policy permits investment in various types of liquid assets permissible under OCC regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying securities into one of three categories:  held to maturity, available for sale or trading. At March 31, 2014, no investment securities were held for trading.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

At March 31, 2014, the Company’s investment portfolio totaled $102.1 million, primarily consisting of $21.5 million in U.S. agency securities available-for-sale, $78.6 million in mortgage-backed securities available-for-sale, and $1.9 million in trust preferred securities available-for-sale. This compares with a total investment portfolio of $6.8 million at March 31, 2013, primarily consisting of $5.0 million in U.S. agency securities available-for-sale, $431,000 in mortgage-backed securities available-for-sale, and $1.2 million in trust preferred securities available-for-sale. The increase was due to a decision by the Company to invest additional excess cash into higher yielding investment securities and mortgage-backed securities. The Company primarily purchases agency securities with maturities of five years or less and purchases a combination of mortgage-backed securities backed by government agencies (FHLMC, Fannie Mae (“FNMA”), U.S. Small Business Administration (“SBA”) or Ginnie Mae (“GNMA”)). At March 31, 2014, the Company owned no privately issued mortgage-backed securities. Our real estate mortgage investment conduits (“REMICS”) consist of FHLMC and FNMA securities and our CRE mortgage-backed securities consist of FNMA securities. The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed securities portfolio. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

	At March 31,
	2014		2013		2012
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)
Held to maturity (at amortized cost):
FHLMC mortgage-backed securities	$26	0.03%	$31	0.46%	$69	0.87%
FNMA mortgage-backed securities	75	0.07	94	1.39	102	1.28
Municipal securities	-	-	-	-	493	6.20
	101	0.10	125	1.85	664	8.35
Available for sale (at fair value):
Agency securities	21,491	21.06	4,978	73.51	4,999	62.87
REMICs	7,150	7.00	237	3.50	329	4.14
FHLMC mortgage-backed securities	25,386	24.87	191	2.82	636	8.00
FNMA mortgage-backed securities	38,950	38.16	3	0.04	9	0.11
SBA mortgage-backed securities	3,932	3.85	-	-	-	-
GNMA mortgage-backed securities	1,077	1.06	-	-	-	-
CRE mortgage-backed securities	2,080	2.04	-	-	-	-
Municipal securities	-	-	-	-	149	1.87
Trust preferred securities	1,903	1.86	1,238	18.28	1,166	14.66
	101,969	99.90	6,647	98.15	7,288	91.65
Total investment securities	$102,070	100.00%	$6,772	100.00%	$7,952	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2014.

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)
	(Dollars in thousands)
Agency securities	$-	-%	$14,099	1.15%	$7,392	1.52%	$-	-%
REMICs	-	-	27	5.26	137	4.39	6,986	2.30
FHLMC mortgage-backed securities	4	4.03	-	-	1,567	1.33	23,841	1.99
FNMA mortgage-backed securities	1	7.06	-	-	9,522	1.86	29,502	2.04
SBA mortgage-backed securities	-	-	-	-	-	-	3,932	1.18
GNMA mortgage-backed securities	-	-	-	-	-	-	1,077	1.97
CRE mortgage-backed securities	-	-	-	-	-	-	2,080	3.40
Trust preferred securities	-	-	-	-	-	-	1,903	3.73
Total	$5	4.64%	$14,126	1.16%	$18,618	1.70%	$69,321	1.89%

(1)    For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

Investment securities available-for-sale, comprised of agency securities and trust preferred securities, were $23.4 million at March 31, 2014 compared to $6.2 million at March 31, 2013. Management reviews investment securities quarterly for the presence of other than temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. A $1.9 million investment security that the Company currently holds is a single collateralized debt obligation (“CDO”) secured by trust preferred securities issued by other bank holding companies. There was no impairment charge of this security for the years ended March 31, 2014, 2013 or 2012. Management believes that it is probable that principal payments will exceed the Company’s recorded investment in this security, that the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the anticipated recovery of the remaining amortized cost basis.

At March 31, 2014, the market for the Company’s CDO was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the increased implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect the Company’s assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial condition, historical repayment information, as well as the Company’s future expectations of the capital markets. Using this information, the Company estimated the fair value of the security at March 31, 2014 to be $1.9 million.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs. The Company’s estimate of fair value fell within the range of valuations provided, however, the magnitude in the range of fair value estimates further supported the difficulty in estimating the fair value for these types of securities in the current environment. Additionally, the Company believes that some of the assumptions used by the independent parties were overly aggressive and unrealistic. Therefore, the Company believes the use of its internally developed valuation model at March 31, 2014 is reasonable.

For additional information on our Level 3 fair value measurements see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at March 31, 2014 and 2013,” “Fair Value of Level 3 Assets,” and Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

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

The following table sets forth the average balances of deposit accounts offered by the Company at the dates indicated.

	Year Ended March 31,
	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand	$120,290	0.00%	$127,048	0.00%	$110,959	0.00%
Interest checking	93,395	0.11	86,091	0.16	96,764	0.29
Regular savings accounts	59,844	0.15	49,394	0.19	40,345	0.31
Money market accounts	224,689	0.21	228,269	0.26	234,325	0.45
Certificates of deposit	174,522	0.75	206,565	0.89	248,696	1.17
Total	$672,740	0.29%	$697,367	0.38%	$731,089	0.60%

Deposit accounts totaled $690.1 million at March 31, 2014 compared to $663.8 million at March 31, 2013. The Company did not have any wholesale-brokered deposits at March 31, 2014 and 2013. The Company continues to focus on core deposits and growth around customer relationships as opposed to obtaining deposits through the wholesale markets. The Company has continued to experience increased competition for customer deposits within its market area. Customer branch deposit balances increased $33.4 million since March 31, 2013. The Company had $38.3 million, or 5.6% of total deposits, in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposits, which were gathered from customers within the Company’s primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

At March 31, 2014 and 2013, deposits from RAMCorp totaled $4.2 million and $4.9 million, respectively. These deposits were included in interest bearing and non-interest bearing accounts and represent assets under management by RAMCorp. At March 31, 2014, and 2013, the Company also had $11.7 million and $9.9 million, respectively in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2014 and 2013, the Company had $249,000 and $5.9 million, respectively, in deposits through this listing service. The decrease was due to maturities that occurred in fiscal year 2014 that the Company elected not to renew which were redeemed by the depositing institution. The Company plans to discontinue the utilization of internet based deposits during fiscal year 2015; however, the Company will continue to have accessibility to these funds in the future. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions.

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

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2014.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$20,669	0.40%
Over three through six months	17,270	0.51
Over six through 12 months	25,981	0.36
Over 12 Months	26,252	1.38
Total	$90,172	0.70%

Borrowings. Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes.  The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco (“FRB”) to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank's commercial loans, commercial real estate loans, first mortgage loans and investment securities. At March 31, 2014, 2013 and 2012, the Bank had no FHLB advances or FRB borrowings.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 30% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2014, the Bank had an available credit facility of $240.9 million, which is limited to available pledged collateral.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $58.1 million, subject to pledged collateral, as of March 31, 2014.

	Year Ended March 31,
	2014	2013	2012
	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$-	$-	$-
Average FHLB advances outstanding	5	3	3
Weighted average rate on FHLB advances	0.52%	0.55%	0.25%
Maximum amounts of FRB borrowings outstanding at any month end	$-	$-	$-
Average FRB borrowings outstanding	-	3	11
Weighted average rate on FRB borrowings	-%	0.75%	0.75%

At March 31, 2014, the Company had two wholly-owned subsidiary grantor trusts totaling $22.7 million for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date.  The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of Debentures and distributions on the corresponding trust preferred securities are also being deferred. The Company continued with the interest deferral through March 31, 2014. As of March 31, 2014, the Company had deferred a total of $3.7 million of interest payments. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2014 and 2013 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of the Form 10-K. See also Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Item 8 – “Financial Statements and Supplementary Data - Note 12 of the Notes to the Consolidated Financial Statements.”

Personnel

As of March 31, 2014, the Company had 219 full-time equivalent employees, none of whom are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

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

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2014, the Bank’s investments of $1.1 million in Riverview Services, Inc. (“Riverview Services”), its wholly owned subsidiary, and $4.0 million in RAMCorp, a 90% owned subsidiary, were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $21,000 for the fiscal year ended March 31, 2014 and total assets of $1.1 million at that date. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of the Form 10-K.

RAMCorp is an asset management company providing trust, estate planning and investment management services. RAMCorp commenced business in December 1998 and had net income of $609,000 for the fiscal year ended March 31, 2014 and total assets of $4.6 million at that date. RAMCorp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2014, total assets under management totaled $359.7 million. RAMCorp’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company.

Name	Age (1)	Position
Patrick Sheaffer	74	Chairman of the Board and Chief Executive Officer
Ronald A. Wysaske	61	President and Chief Operating Officer
Kevin J. Lycklama	36	Executive Vice President and Chief Financial Officer
Daniel D. Cox	36	Executive Vice President and Chief Credit Officer
Richard S. Michalek	69	Executive Vice President and Chief Lending Officer
John A. Karas	65	Executive Vice President
James D. Baldovin	55	Executive Vice President Retail Banking
Kim J. Capeloto	52	Executive Vice President Marketing and Operations
(1) At March 31, 2014

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

Kevin J. Lycklama is Executive Vice President and Chief Financial Officer of the Company, positions he has held since February 2008. Prior to February 2008, Mr. Lycklama served as Vice President and Controller of the Bank since 2006. Prior to joining Riverview, Mr. Lycklama spent five years with a local public accounting firm advancing to the level of audit manager.  He is responsible for accounting, SEC reporting as well as treasury functions for the Bank and the Company. He holds a Bachelor of Arts degree from Washington State University, is a graduate of the Pacific Coast Banking School and is a certified public accountant.

Daniel D. Cox is Executive Vice President and Chief Credit Officer and is responsible for credit administration related to its commercial, mortgage and consumer loan activities. Mr. Cox joined Riverview in August 2002 and spent five years as a commercial lender and progressed through the credit administration function, most recently serving as Senior Vice President of Credit Administration. He holds a Bachelor of Arts degree from Washington State University and was an Honor Roll graduate of the Pacific Coast Banking School. Mr. Cox is an active mentor in our local schools and was the Past Treasurer and Endowment Chair for the Washougal Schools Foundation and Past Board Member of Camas-Washougal Chamber of Commerce.

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

Kim J. Capeloto is Executive Vice President of Marketing, Operations and Information Technology. Mr. Capeloto has been employed by the Bank since September 2010. Mr. Capeloto has over 30 years of banking experience serving as regional manager for Union Bank of California and Wells Fargo Bank directing small business and personal banking activities. Prior to joining the Bank, Mr. Capeloto held the position of President and Chief Executive Officer of the Greater Vancouver Chamber of Commerce. Mr. Capeloto is active in numerous professional and civic organizations.

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

General

As a federally chartered savings bank, the Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the insurer of its deposits. Additionally, the Company is subject to extensive regulation, examination and supervision by the Federal Reserve Board as its primary federal regulator. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC, the Federal Reserve and under certain circumstances, the FDIC, to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Reserve, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.

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

In January 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”), at the time the Bank’s primary regulator. Following the transfer of the responsibilities and authority of the OTS to the OCC on July 21, 2011, the MOU was enforced by the OCC. On January 25, 2012, the Bank entered into a formal written agreement (“Agreement”) with the OCC. Upon effectiveness of the Agreement, the MOU was terminated by the OCC. The Agreement remained in effect and enforceable until modified, waived or terminated in writing by the OCC. On April 2, 2014, the Bank was notified that the Agreement was rescinded.

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of March 31, 2014, the Bank’s Tier 1 capital (leverage) ratio was 10.71% and its total risk-based capital ratio was 16.66%.

All savings institutions are required to pay assessments to the OCC to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OCC assessment for the fiscal year ended March 31, 2014 was $365,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2014, the Bank's lending limit under this restriction was $14.5 million and, at that date, the Bank’s largest lending relationship with one borrower was $11.0 million, which consisted of one commercial construction loan which was performing according to its original payment terms at March 31, 2014.

The OCC’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and the anti-money laundering provisions of the USA Patriot Act. The GLBA privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

Current Capital Requirements.  Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital. These minimum capital standards include: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards, discussed below, also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% tier 1 risk-based capital standard. The OCC regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

The OCC also has authority to establish individual minimum capital requirements for financial institutions. In January 2012, the Bank agreed to the OCC establishing minimum capital ratios for the Bank in excess of the minimum capital standards required under OCC’s Prompt Corrective Actions. Specifically, the Bank must achieve and maintain tier 1 (core) leverage ratio of 9% and total risk-based capital ratio of 12%.  As of March 31, 2014, the Bank’s Tier 1 capital (leverage) ratio was 10.71% and its total risk-based capital ratio was 16.66%. For additional information, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

New Capital Rules. On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

Effective in 2015 (with some changes generally transitioned into full effectiveness over two to four years), the Bank will be subject to new capital requirements adopted by the FDIC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the leverage and Tier 1 capital ratios, change the risk-weights of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements become effective in 2015, the Bank’s leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however, the Tier 1 capital ratio requirement will increase from 4.0% to 6.5% of risk-weighted assets. In addition, the Bank will have to meet the new CET1 capital ratio of 4.5% of risk-weighted assets, with CET1 consisting of qualifying Tier 1 capital less all capital components that are not considered common equity.

For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments.  Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available-for-sale debt and equity securities, subject to a two-year transition period. Because of their asset size, the Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt out of the inclusion of accumulated other comprehensive income in their capital calculations. The Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisitions, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  This new capital conservation buffer requirement is be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% in January 2019.

The OCC’s prompt corrective action standards will change when these new capital ratios become effective.  Under the new standards, in order to be considered well-capitalized, the Bank would have to have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

Prompt Corrective Action.  The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized."  An institution that has a total risk-based capital ratio less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."  Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."  OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OCC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At March 31, 2014, the Bank’s capital ratios met the "well capitalized" standards. For additional information see “-Capital Requirements.”

In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. The OCC’s prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, the Bank would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged).

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

As a member, the Bank is required to purchase and maintain stock in the FHLB.  At March 31, 2014, the Bank had $6.7 million in FHLB stock, which was in compliance with this requirement. In 2009, the FHLB reported a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator as of December 31, 2008, and stated that it would suspend future dividends and the repurchase and redemption of outstanding common stock. In September 2012, the FHLB announced that the FHFA now considers it to be adequately capitalized. Dividends on, or repurchases of, the FHLB stock continue to require consent of the FHFA. The FHFA subsequently approved the repurchase of portions of FHLB stock and during fiscal year 2014, the FHLB had repurchased $410,000 of its stock, at par, from the Bank. The FHLB announced in July 2013 that, based on its second quarter 2013 fanatical results, their Board of Directors had declared a $0.025 per share cash dividend. For the year ended March 31, 2014, the Bank received $5,000 of dividends on FHLB stock.

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

Federal Deposit Insurance Corporation.  The DIF of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended March 31, 2014 were $1.5 million.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  In 2011, the FDIC published a final rule under the Dodd-Frank Act, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. The FDIC assessment rates range from approximately 2.5 basis points to 45 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 1.5 basis points to 40 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from one basis point to 38 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from a half basis point to 35 basis points (in each case subject to adjustments as described above. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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

Any institution that fails to meet the QTL test must either become a national bank or be prohibited from making new investments or engaging in activities not allowed for both a national bank and a savings association, from establishing a new branch unless such branch is allowable for a national bank, and from paying dividends unless allowable for a national bank; unless within one year it meets the test, and thereafter remains a qualified thrift lender. Any holding company of an institution that fails the test and does not re-qualify within a year must become a bank holding company. If such an institution has not converted to a bank within three years after it failed the test, it must divest of any investments and cease any activities not permissible for both a national bank and a savings association. The Company does not believe that any of its investments or operating activities would be prohibited under such circumstances. As of March 31, 2014, the Bank maintained 90.95% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

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

Generally, savings institutions proposing to make any capital distribution need not submit written notice to the OCC prior to such distribution unless they are a subsidiary of a holding company or would not remain well capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OCC approval prior to making such distribution.  The OCC may object to the distribution during that 30-day period based on safety and soundness concerns.  See "- Current Capital Requirements."

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

Community Reinvestment Act and Consumer Protection Laws.  Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.  Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank received a satisfactory rating during its most recent examination.

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population.  The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulators.

The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act.  Through its rulemaking authority, the CFPB has promulgated several proposed and final regulations under these laws that will affect the Bank’s consumer businesses.  Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards.  The Bank is evaluating these recent CFPB regulations and proposals and devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards.  In addition, the OCC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At March 31, 2014, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC.

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

In October 2009, the Company also entered into a separate MOU agreement with the OTS, at the time the Company’s primary regulator. In May 2013, the Company entered into a written agreement with the Federal Reserve to replce its MOU agreement. For additional information regarding the specifics of the written agreement, see Item 1A, “Risk Factors – We are required to comply with the terms of a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.”

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

Capital Requirements. The Company is not subject to any minimum regulatory capital requirements. However, beginning in 2015, it will be subject to regulatory capital requirements adopted by the Federal Reserve, which generally are the same as the new capital requirements for the Bank. These new capital requirements include provisions that might limit the ability of the Company to pay dividends to its stockholders or repurchase its shares. For a description of the new capital regulations, see “-Federal Regulation of Savings Institutions--New Capital Rules”.

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

Dividends and Stock Repurchases.  The Federal Reserve has issued a policy statement on the payment of cash dividends applicable to savings and loan holding companies, which expresses its view that although there are no specific regulations restricting dividend payments other than state corporate laws, a savings and loan holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  In addition, a savings and loan holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. Pursuant to the written agreement with the Federal Reserve, we are required to provide notice to and obtain written approval from the Federal Reserve prior to declaring or paying any dividend or redeeming any capital stock. See Item 1A, “Risk Factors – We are required to comply with the terms of a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.” We did not repurchase, pay dividends or redeem any shares of common stock during the 2014 fiscal year.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010:  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that the Company will become subject to and that are discussed above under “- Regulation and Supervision of the Bank - New Capital Rules.” In addition, among other changes, the Dodd-Frank Act requires public companies, such as the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

We are required to comply with the terms of a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.

In 2009, Riverview Bancorp, Inc. and the Bank each entered into separate MOU agreements with the OTS, at the time their primary regulator. The Bank’s agreement was subsequently assumed by the OCC and replaced by another formal agreement with the OCC in 2012. In April 2014 the OCC terminated this agreement in light of the improvement in the Bank’s financial condition and risk profile.

In May 2013, the Company entered into a written agreement with the Federal Reserve to replace its MOU agreement. This written agreement requires the Company to: (a) provide notice to and obtain written approval from the Federal Reserve prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written approval from the Federal Reserve prior to the Company incurring, issuing, renewing or repurchasing any new debt; (c) provide notice to and obtain written approval from the Federal Reserve prior to the Company making payments on its Debentures; (d) submit written statement of its planned sources and uses of cash for debt service, operating expenses, and other purposes (“Cash Flow Projection”) beginning for calendar year 2013 and  submit progress reports related to its Cash Flow Projections and financial results.

Under the written agreement with the Federal Reserve, the Company also agreed to take any required action to ensure compliance by the Bank with Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W and to not appoint any new Riverview director or senior executive officer or change the responsibilities of any current senior executive officers, without the prior written non-objection of the Federal Reserve. We are also limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. The written agreement will remain in effect until stayed, modified, terminated or suspended by the Federal Reserve. If either the Company or Bank is found not in compliance with the written agreement, it could be subject to various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of the Company or the Bank, to remove officers and/or directors, and to assess civil monetary penalties. Management of the Company and the Bank have taken action and implemented programs to comply with the requirements of the written agreement and compliance will be determined by the Federal Reserve. Management believes that the Company and the Bank have complied in all material respects with the provisions of the written agreement. The Federal Reserve may determine, however, in its sole discretion that the issues raised by the written agreement have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on the business of the Bank or the Company and negatively affect our ability to implement our business plan, pay dividends on our common stock and the value of our common stock as well as our financial condition and results of operations.

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of March 31, 2014, the Bank’s Tier 1 capital (leverage) ratio was 10.71% and its total risk-based capital ratio was 16.66%.

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

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have adverse effect on our results of operations.

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

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, or more rapidly curtails purchases of mortgage-backed securities, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our real estate construction and land acquisition or development loans expose us to risk.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2014, construction loans totaled $19.5 million, or 3.7% of our total loan portfolio, of which $3.9 million were for residential real estate projects. Land loans, which are loans made with land as security, totaled $16.2 million, or 3.0%, of our total loan portfolio at March 31, 2014. Land loans include raw land and land acquisition and development loans. In our primary market area, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

In general, construction, and land lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been. Construction loans and land acquisition and development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor. Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At March 31, 2014, speculative construction and land development loans totaled $19.9 million, of which, $800,000, or 4.0%, were nonperforming.

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

At March 31, 2014, we had $308.6 million of commercial and multi-family real estate mortgage loans, representing 57.9% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At March 31, 2014, $10.1 million or 3.3% of our commercial real estate and multi-family loans were nonperforming.

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

At March 31, 2014, $93.0 million, or 17.4% of our total loan portfolio, was secured by one- to four-family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our market area has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans.

Many of our one- to four-family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers have little or no equity because of these declines in home values in our primary market area.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale.  Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.  For these reasons, we could experience higher rates of delinquencies, defaults and losses. At March 31, 2014, $2.7 million or 2.9% of our residential real estate loans were nonperforming.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At March 31, 2014, we had $71.6 million or 13.4% of total loans in commercial business loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. At March 31, 2014, $452,000 or 0.6% of our commercial business loans were nonperforming.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 2.35% of gross loans held for investment and 89.25% of nonperforming loans at March 31, 2014. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

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

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Our securities portfolio is evaluated for other-than-temporary impairment.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

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

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At March 31, 2014, we had $112.9 million in certificates of deposit that mature within one year and $128.6 million in non-interest bearing demand deposits.  We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our mortgage loans and home equity lines of credit have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, and the Board of Governors of the Federal Reserve System has indicated it intends to maintain, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates.  Accordingly, our net interest income may continue to decrease, which may have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and, as needed, advances from the FHLB of Seattle (“FHLB”), borrowings from the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets where our loans are concentrated or adverse regulatory action against us

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected.  In addition, the Company may not incur additional debt without the prior written non-objective of the Federal Reserve. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. See also “-We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

An increase in interest rates, change in the programs offered by governmental sponsored entities (“GSE”) or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income.  We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and non-GSE investors.  These entities account for a substantial portion of the secondary market in residential mortgage loans.  Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.  Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income.  In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future, including the heightened capital requirements with the OCC. Nonetheless, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Should we elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. The issuance of additional shares of common stock or convertible securities to new stockholders would be dilutive to our current stockholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the Federal Reserve or the OCC, we may be subject to additional adverse regulatory action.  See “--We are required to comply with the terms of a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.”

We may experience future goodwill impairment, which could reduce our earnings.

We performed our annual goodwill impairment test during the quarter-ended December 31, 2013, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which could materially adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations, increase our costs of operations and decrease our efficiency.

The Bank is subject to extensive examination, supervision and comprehensive regulation by the OCC and the FDIC, and Riverview is subject to examination and supervision by the Federal Reserve. The OCC, FDIC and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Regulation.”  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms.  These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulator.

In 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) became effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the Volcker Rule). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We are analyzing the impact of the Volcker Rule on our investment portfolio and possible changes to our investment strategies, which could negatively affect our earnings.

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

Any other additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Company on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, the Company’s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Federal Regulation of Savings Institutions—New Capital Rules.”

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

As a member, the Bank is required to purchase and maintain stock in the FHLB.  At March 31, 2014, the Bank had $6.7 million in FHLB stock, which was in compliance with this requirement. In 2009, the FHLB reported a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator as of December 31, 2008, and stated that it would suspend future dividends and the repurchase and redemption of outstanding common stock. In September 2012, the FHLB announced that the FHFA now considers it to be adequately capitalized. Dividends on, or repurchases of, the FHLB stock continue to require consent of the FHFA. The FHFA subsequently approved the repurchase of portions of FHLB stock and during fiscal year 2014, the FHLB had repurchased $410,000 of its stock, at par, from the Bank. The FHLB announced in July 2013 that, based on its second quarter 2013 fanatical results, their Board of Directors had declared a $0.025 per share cash dividend. For the year ended March 31, 2014, the Bank received $5,000 of dividends on FHLB stock. Based on the above, we have not recorded an impairment on our investment in FHLB stock. Deterioration in the FHLB’s financial position may, however, result in future impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology including our internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

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

Similar to other financial institutions, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, the risk that sensitive customer or Company data is compromised, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors. Nationally, reported incidents of fraud and other financial crimes have increased. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur. If any of these risks occur, it could result in material adverse consequences for us.

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

In addition, under the terms of the Company’s written agreement with the Federal Reserve, the payment of dividends by the Company to the shareholders is subject to the prior written agreement of the Federal Reserve. As an entity separate and distinct from the Bank, the Company derives substantially all of its revenue in the form of dividends from the Bank.  Accordingly, the Company is and will be dependent upon dividends from the Bank to satisfy its cash needs and to pay dividends on its common stock and service the interest payments on its trust preferred security. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. The Bank’s ability to pay dividends is subject to its ability to earn net income and, to meet certain regulatory requirements. The Bank does not currently meet these regulatory requirements. As discussed above, under the written agreement with the Federal Reserve, Riverview may not receive any such dividends without the approval of the Federal Reserve, which also limits the Company’s ability to pay dividends on its common stock. The lack of a cash dividend could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street.   The Company’s operational center is also located in Vancouver, Washington (both offices are leased).  At March 31, 2014, the Bank had 10 offices located in Clark County, Washington (five of which are leased), one office in Cowlitz County, Washington, two offices in Klickitat County, Washington, and one office in Skamania County, Washington.  The Bank also had three offices in Multnomah County, Oregon (one of which is leased), and one office in Marion County, Oregon.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2014, there were 22,471,890 shares of Company common stock issued and outstanding, 755 stockholders of record and an estimated 2,375 holders in nominee or “street name.” Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company’s total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OCC regulations require the Bank to give the OCC 30 days advance notice of any proposed declaration of dividends to the Company, and the OCC has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OCC imposes certain limitations on the payment of dividends from the Bank to the Company, which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association’s capital level. In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank’s conversion from the mutual stock form of organization. See Item 1. “Business-Regulation-Federal Regulation of Savings Associations-Limitations on Capital Distributions.” and Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol “RVSB”.  The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2014 and 2013 fiscal years. At March 31, 2014, there were 21 market makers in the Company’s common stock as reported by the Nasdaq Global Select Market.

Fiscal Year Ended March 31, 2014	High	Low	Cash Dividends Declared

Quarter ended March 31, 2014	$3.49	$2.82	$-
Quarter ended December 31, 2013	2.98	2.51	-
Quarter ended September 30, 2013	2.96	2.42	-
Quarter ended June 30, 2013	2.67	2.27	-

Fiscal Year Ended March 31, 2013	High	Low	Cash Dividends Declared

Quarter ended March 31, 2013	$2.76	$1.66	$-
Quarter ended December 31, 2012	1.99	1.41	-
Quarter ended September 30, 2012	1.49	1.24	-
Quarter ended June 30, 2012	2.29	1.08	-

Stock Repurchase

Pursuant to the written agreement with the Federal Reserve, the Company is required to provide notice to and obtain written approval from the Federal Reserve prior to declaring or paying any dividend or redeeming any capital stock. In addition, the Company elected to defer regularly scheduled interest payments on its junior subordinated debentures during the first quarter of fiscal 2011, which in turn, restricts the Company’s ability to pay dividends on its common stock. See Item 1A, “Risk Factors – We are required to comply with the terms of a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions” and “-- We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

The Company did not declare any dividends or repurchase any shares of common stock for the years ended March 31, 2014, 2013 or 2012.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

	3/31/09*	3/31/10	3/31/11	3/31/12	3/31/13	3/31/14

Riverview Bancorp, Inc.	100.00	59.43	78.55	58.40	68.22	88.51
S & P 500	100.00	149.77	173.20	187.99	214.24	261.06
NASDAQ Bank	100.00	130.24	129.55	132.74	152.64	199.25

*$100 invested on 3/31/09 in stock or index-including reinvestment of dividends

Copyright © 2014, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.   Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2014, 2013, 2012, 2011 and 2010 and for the years then ended have been derived from the Company’s audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statement and Supplementary Data” included in this Form 10-K.

	At March 31,
	2014	2013	2012	2011	2010
	(In thousands)
FINANCIAL CONDITION DATA:
Total assets	$824,521	$777,003	$855,998	$859,263	$837,953
Loans receivable, net	520,937	520,369	664,888	672,609	712,837
Loans held for sale	1,024	831	480	173	255
Mortgage-backed securities held to maturity	101	125	171	190	259
Mortgage-backed securities available for sale	78,575	431	974	1,777	2,828
Cash and interest-bearing deposits	68,577	115,415	46,393	51,752	13,587

Investment securities held to maturity	-	-	493	506	517
Investment securities available for sale	23,394	6,216	6,314	6,320	6,802
Deposit accounts	690,066	663,806	744,455	716,530	688,048
FHLB advances	-	-	-	-	23,000
Federal Reserve Bank advances	-	-	-	-	10,000
Shareholders’ equity	97,978	78,442	75,607	106,944	83,934

	Year Ended March 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
OPERATING DATA:
Interest income	$26,804	$32,932	$39,532	$43,214	$46,262
Interest expense	2,568	3,485	5,865	8,052	11,376
Net interest income	24,236	29,447	33,667	35,162	34,886
Provision for (recapture of) loan losses	(3,700)	900	29,350	5,075	15,900
Net interest income after provision for (recapture of) loan losses	27,936	28,547	4,317	30,087	18,986
Gains (losses) from sale of loans, securities and real estate owned	422	1,002	(396)	779	1,032
Impairment on investment security	-	-	-	-	(1,003)
Other non-interest income	7,945	7,871	7,223	7,110	7,237
Non-interest expense	31,961	34,758	34,423	31,496	34,973
Income (loss) before income taxes	4,342	2,662	(23,279)	6,480	(8,721)
Provision (benefit) for income taxes	(15,081)	29	8,378	2,165	(3,277)
Net income (loss)	$19,423	$2,633	$(31,657)	$4,315	$(5,444)

Earnings (loss) per share:
Basic	$0.87	$0.12	$(1.42)	$0.24	$(0.51)
Diluted	0.87	0.12	(1.42)	0.24	(0.51)
Dividends per share	-	-	-	-	-

	At or For the Year Ended March 31,
	2014	2013	2012	2011	2010

KEY FINANCIAL RATIOS:

Performance Ratios:
Return (loss) on average assets	2.46%	0.33%	(3.64)%	0.51%	(0.62)%
Return (loss) on average equity	23.73	3.41	(30.19)	4.29	(6.00)
Dividend payout ratio (1)	-	-	-	-	-
Interest rate spread	3.29	3.95	4.17	4.46	4.19
Net interest margin	3.37	4.06	4.33	4.64	4.39
Non-interest expense to average assets	4.05	4.30	3.95	3.70	3.97
Efficiency ratio (2)	98.03	90.70	85.01	73.16	82.97
Average equity to average assets	10.37	9.55	12.04	11.84	10.29

Asset Quality Ratios:
Allowance for loan losses to total net loans at end of period	2.35	2.92	2.91	2.18	2.95
Allowance for loan losses to nonperforming loans	89.25	74.02	45.11	121.46	60.10
Net charge-offs (recoveries) to average outstanding loans during the period	(0.12)	0.86	3.51	1.67	1.48
Ratio of nonperforming assets to total assets	2.64	4.73	7.35	4.65	5.89
Ratio of nonperforming loans to total loans	2.64	3.94	6.45	1.79	4.90
Capital Ratios:
Total capital to risk-weighted assets	16.66	15.29	12.11	14.61	12.11
Tier 1 capital to risk-weighted assets	15.40	14.02	10.84	13.35	10.85
Leverage ratio	10.71	9.99	8.76	11.24	9.84

(1)	Dividends per share divided by earnings per share
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

Allowance for Loan Losses
The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans based on the Company’s risk rating system and historical loss experience adjusted for qualitative factors. The Company calculates its historical loss rates using the average of the last four quarterly 24-month periods. The Company calculates and applies its historical loss rates by individual loan types in its portfolio. These historical loss rates are adjusted for qualitative and environmental factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in incurred losses that have not yet been allocated to specific elements of the general and specific components of the allowance for loan losses. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared.

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

The Company reversed its deferred tax asset valuation allowance as of March 31, 2014 due to management’s determination that it was “more likely than not” that the Company’s deferred tax assets would be realized. “More likely than not” is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. The determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. Considering the guidance in paragraphs 21-23 of Accounting Standards Codification 740-10-30, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. At March 31, 2014, the Company was in a cumulative loss position over a three year period which is considered a significant piece of negative evidence that is difficult to overcome. Accordingly, in its determination of the deferred tax asset, the Company analyzed and evaluated the nature and timing of relevant facts and circumstances with respect to its cumulative loss.

Management considered the fact that the Company was in a cumulative profit position over a two year period, with seven consecutive profitable quarters as part of its evaluation of the Company’s three year cumulative loss. Management also evaluated the unique and non-recurring the loss evidence as an important consideration in its determination. While this loss occurred, the nature and timing of the components of loss can be assessed as to whether these losses represent a continuing condition. Management determined that the steps taken to strengthen its credit risk management process have addressed the conditions that existed when the loans were created and the losses were incurred. The outcome of this evaluation is an important factor in management’s determination that positive evidence overcomes the existence of the cumulative loss in the recent past.

Positive considerations also evaluated by management include the reduction of the inherent risk in the loan portfolio as indicated by the reduction of classified loans and associated credit costs, significant reductions in REO properties which contributes to lower REO holding costs, the Company’s profitable operating performance during the past two years, termination of regulatory agreement and orders, utilization of excess low yielding cash balances to purchase higher yielding investment securities and increase loans receivable balances, as well as the sustained improvement in the economic conditions at the national and local level.

As management determined that positive evidence outweighed the negative, financial forecasts and projections were also developed to assess the Company’s capacity to realize the deferred tax assets. As a result of this analysis management concluded it was more likely than not that forecasted earnings performance would allow for the realization of the deferred tax assets in a timely manner. For additional information see Notes 1 and 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a description of recently adopted and new accounting pronouncements, including the respective dates of adoption and expected effects on the Company’s financial position and results of operations.

Operating Strategy

Fiscal year 2014 marked the 91st anniversary since the Bank began operations in 1923. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2014, commercial and construction loans represented 78.0% of total loans. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio’s profitability. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. The Company has continued to reduce its exposure to land development and speculative construction loans. The total land development and speculative construction loan portfolios declined to $19.9 million at March 31, 2014 as compared to $26.9 million at March 31, 2013. Nonperforming assets decreased $15.0 million to $21.8 million at March 31, 2014 compared to $36.8 million at March 31, 2013. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with its heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $359.7 million and $337.5 million at March 31, 2014 and March 31, 2013, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product for consumer customers, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to business customers. The Company introduced its mobile banking application during the second fiscal quarter of 2013 to further allow flexibility and convenience to its customers related to their banking needs. During June 2013, the Company also implemented a new core banking platform that will enable the Company to better serve its customer base. The Company also participates in an internet deposit listing service which allows the Company to post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. The Company plans to discontinue the utilization of internet based deposits during fiscal year 2015, however, the Company will continue to have accessibility to these funds in the future. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company also offers Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers along with the Certificate of Deposit Account Registry Service (CDARS™) program which allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $33.4 million at March 31, 2014 compared to March 31, 2013.

Continued Expense Control. Management has undertaken several initiatives to reduce non-interest expense and continues to make it a priority to identify cost savings opportunities throughout all aspects of the Company’s operations. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. The Company has formed a cost saving committee whose mission is to find additional cost saving opportunities at the Company.

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

Disciplined Franchise Expansion.  The Company believes opportunities currently exist within its market area to grow its franchise. The Company anticipates organic growth as the local economy and loan demand strengthens, through its marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in its market area. The Company may also seek to grow its franchise through the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. The Company expects to gradually expand its operations further in the Portland, Oregon metropolitan area which has a population of approximately two million people. The Company will continue to be disciplined as it pertains to future expansion focusing on the Pacific Northwest markets it knows and understands.

Comparison of Financial Condition at March 31, 2014 and 2013

Cash, including interest-earning accounts, totaled $68.6 million at March 31, 2014 compared to $115.4 million at March 31, 2013. The Company has been maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability matching purposes. However, during fiscal year 2014, the Company made the decision to invest a portion of its excess cash balances into investment and mortgage-backed securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program objectives in order to maximize earnings. As a part of the Company’s liquidity strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured under the FDIC. At March 31, 2014, certificates of deposits held for investment totaled $36.9 million compared to $44.6 million at March 31, 2013.

Investment securities available for sale totaled $23.4 million and $6.2 million at March 31, 2014 and at March 31, 2013, respectively. The increase was due to a decision by the Company to invest additional excess cash into higher yielding investment securities. The Company primarily purchases agency securities with maturities of five years or less. For the year ended March 31, 2014, the Company determined that none of its investment securities required an OTTI charge

Mortgage-backed securities available-for-sale totaled $78.6 million at March 31, 2014, compared to $431,000 at March 31, 2013. The increase was due to a decision by the Company to invest additional excess cash into higher yielding mortgage-backed securities. The Company primarily purchases a combination of mortgage-backed securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). The Company does not believe that it has any exposure to sub-prime mortgage backed securities.

Loans receivable, net, totaled $520.9 million at March 31, 2014, compared to $520.4 million at March 31, 2013, an increase of $568,000. The increase was due to the purchase of two automobile loan pools totaling $22.1 million. The increase from the automobile loan pool purchases were offset by the reduction in classified loans of $19.0 million in addition to a reduction in land development loans of $7.2 million during the twelve months ended March 31, 2014. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Goodwill was $25.6 million at March 31, 2014 and 2013. The Company performed its annual goodwill impairment test during the third quarter ended December 31, 2013.  The results of these tests indicated that the Company’s goodwill was not impaired.  For additional information on our goodwill impairment testing, see "Goodwill Valuation" included in this Item 7.

Deposit accounts increased $26.3 million to $690.1 million at March 31, 2014, compared to $663.8 million at March 31, 2013. The Company had no wholesale-brokered deposits as of March 31, 2014 or March 31, 2013. Core branch deposits accounted for 95.7% of total deposits at March 31, 2014, compared to 94.4% at March 31, 2013. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Deferred income taxes, net totaled $15.4 million at March 31, 2014 compared to $522,000 at March 31, 2013. The increase was due to the reversal of the valuation allowance on the Company’s deferred income taxes during fiscal year 2014. For additional information on the Company’s deferred income taxes, see Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

Shareholders' equity increased $19.5 million to $98.0 million at March 31, 2014 from $78.4 million at March 31, 2013. The increase in equity was primarily a result of the $19.4 million net income for the year ended March 31, 2014. Additional paid-in-capital decreased by $356,000, which included $399,000 relating to the RAMCorp’s repurchase of shares from its noncontrolling interest owner. The Bank subsequently purchased those shares from RAMCorp increasing the Bank’s ownership in RAMCorp from 85% at March 31, 2013 to 90% at March 31, 2014. The purchase price of these shares was based on two appraisals of RAMCorp. The Bank may purchase additional shares over the next fiscal year which would further increase its ownership in RAMCorp.

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

The Company calculated the implied fair value of its reporting unit under step two of the goodwill impairment test. Under this approach, the Company calculated the fair value for its unrecognized deposit intangible, as well as the remaining assets and liabilities of the reporting unit. The calculated implied fair value of the Company’s goodwill exceeded the carrying value by $19.3 million. Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value. The Company utilized a discounted cash flow approach to determine the fair value of its loans receivable. A key assumption was determining an appropriate discount rate. In determining the discount rate, the Company started with its contractual cash flows and its current lending rate for comparable loans and adjusted these for both credit and liquidity premiums. Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required.

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

At March 31, 2014, the market for the Company’s collateralized debt obligation (“CDO”), which is secured by trust preferred securities issued by other bank holding companies, was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the significant widening of the bid-ask spread in the brokered markets in which these securities trade, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the CDO was classified as Level 3 in the fair value hierarchy. Consistent with previous valuations, the Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was the most appropriate valuation technique. Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs. The Company’s estimate of fair value fell within the range of valuations provided, however, the magnitude in the range of fair value estimates further supported the difficulty in estimating the fair value for these types of securities in the current environment.  Additionally, the Company believes that some of the assumptions used were overly aggressive and unrealistic. Therefore, the Company believes the use of its internally developed valuation model at March 31, 2014 is reasonable.

Certain loans included in the loan portfolio were deemed impaired at March 31, 2014. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans.  Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

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

Comparison of Operating Results for the Years Ended March 31, 2014 and 2013

Net Income or Loss.  Net income was $19.4 million, or $0.87 per diluted share for the year ended March 31, 2014, compared to $2.6 million, or $0.12 per diluted share for the year ended March 31, 2013. The increase in earnings was due primarily to the reversal of the valuation allowance on the Company’s deferred tax assets totaling $15.1 million. The increase in earnings also reflects the current stabilization of the economic environment and improvement in asset quality at the Company, which contributed to a decrease in the provision for loan losses of $4.6 million. Earnings have also been impacted by the continued low interest rate environment.

Net Interest Income.  The Company’s profitability depends primarily on its net interest income, which is the difference between the income it receives on interest-earning assets and the interest paid on deposits and borrowings. When the rate earned on interest-earning assets equal or exceed the rate paid on interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

Net interest income for fiscal year 2014 decreased $5.2 million, or 17.7% to $24.2 million compared to $29.4 million in fiscal year 2013. The net interest margin for the fiscal year ended March 31, 2014 was 3.37% compared to 4.06% for the same prior year period. This decrease was primarily the result of the decrease in average loans receivable, the downward repricing of loans within the loan portfolio and the increase in average lower yielding cash and short term investment balances.

The Company achieves better net interest rate margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. Approximately 6.72% of our loan portfolio was adjustable (floating) at March 31, 2014. At March 31, 2014, approximately $26.0 million, or 72.56% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At March 31, 2014, $25.6 million or 4.80% of the loans in the Company’s loan portfolio were at the floor interest rate of which $21.2 million or 82.76% had yields that would begin floating again once the Prime Rate increases at least 150 basis points. While the Company does not anticipate further significant reductions in market interest rates, further modest reductions in its deposit costs are expected due to decreases in its deposit rate offerings and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spreads.

Interest Income.  Interest income was $26.8 million for the fiscal year ended March 31, 2014 compared to $32.9 million for the fiscal year ended March 31, 2013. This decrease was due primarily to a decrease in average loan balances, and the impact of loans repricing down to the current low interest rates.

Average interest-bearing assets decreased $7.3 million to $718.8 million for fiscal year 2014 from $726.1 million for fiscal year 2013. The $7.3 million decrease was mainly due to the decrease in the average balance of loans receivable. The average balance of loans receivable decreased $76.2 million for the year ended March 31, 2014 from $599.0 million for the last fiscal year. The decrease in average loan balances was due to the Company’s effort in the past fiscal year to restructure its balance sheet and reduce its level of classified and nonaccrual loans. The yield on interest-earning assets was 3.73% for fiscal year 2014 compared to 4.54% for fiscal year 2013. During the years ended March 31, 2014 and 2013, the Company reversed $180,000 and $156,000, respectively, of interest income on nonperforming loans.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2014 totaled $2.6 million, a $917,000 or 26.3% decrease from $3.5 million for the fiscal year ended March 31, 2013. The decrease in interest expense was the result of declining deposit costs, primarily due to the low interest rate environment. The Company has continued to lower its deposit costs throughout the year on many of its deposit products. The weighted average interest rate on interest-bearing deposits decreased from 0.47% for the year ended March 31, 2013 to 0.36% for the year ended March 31, 2014. The weighted average interest rate on other interest-bearing liabilities decreased to 2.37% for the year ended March 31, 2014 from 3.25% for the prior fiscal year. This decrease was primarily due to the Company’s junior subordinated debentures changing from a fixed to floating interest rate during June 2012.

Provision for Loan Losses. The recapture of the provision for loan losses for the fiscal year 2014 totaled $3.7 million compared to a provision for loan losses for fiscal year 2013 of $900,000. The decrease in the provision for loan losses was primarily a result of a decrease in net charge-offs and in the level of delinquent, nonperforming and classified loans, stabilizing real estate values in our market areas and a decrease in the average loan portfolio balance compared to the same prior year period. Although real estate values and the economy in our market areas have recently improved, classified and nonperforming loans remain at higher levels compared to historical trends as the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging for our borrowers going forward. The relative weak economy has also adversely affected the Bank’s commercial business and commercial real estate customers although classified commercial real estate loans decreased $17.8 million to $19.8 million at March 31, 2014 compared to $37.6 million at March 31, 2013.

Net recoveries for the year ended March 31, 2014 were $608,000 compared to net charge-offs of $5.2 million for the same period last year. Net charge-offs decreased primarily as a result of the decrease in nonperforming loans and stabilization of real estate values as well as an increase in recoveries on previously charged off loans. Net recoveries to average net loans for the year ended March 31, 2014 were (0.12)% compared to net charge-offs of 0.86% for the same period last year. Nonperforming loans decreased to $14.1 million at March 31, 2014 compared to $21.1 million at March 31, 2013. The ratio of allowance for loan losses to total loans was 2.35% at March 31, 2014 compared to 2.92% at March 31, 2013. The allowance as a percentage of nonperforming loans increased to 89.25% at March 31, 2014 compared to 74.02% at March 31, 2013.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2014, the Company had identified $26.0 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $24.4 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. The remaining $1.6 million have specific valuation allowances totaling $279,000. Charge-offs on these impaired loans totaled $1.1 million from their original loan balance. Based on a comprehensive analysis, management deemed the allowance for loan losses of $12.6 million at March 31, 2014 adequate to cover probable losses inherent in the loan portfolio. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income.  Non-interest income decreased $506,000 to $8.4 million for the year ended March 31, 2014 from $8.9 million for the same period in 2013. The decrease in non-interest income was primarily due to the decrease in the gain on sale of loans held for the year ended March 31, 2013 which included a $704,000 gain on sale resulting from the planned bulk sale of one-to-four family mortgages sold to FHLMC in June 2012. Broker loan fees also decreased by $232,000 in fiscal year 2014 compared to the year ended March 31, 2013 as mortgage related activity slowed in the Company’s market area, particularly refinance activity in response to the increase in mortgage interest rates during the year. These decreases were offset by fewer losses on REO sales. The loss on sales of REO was $245,000 for the year ended March 31, 2014 compared to losses of $384,000 for the year ended March 31, 2013. The decreases were further offset by an increase in asset management fees of $458,000 for the year ended March 31, 2014 compared to the prior year. The increase in asset management fees was a result of an increase in assets under management of RAMCorp, which totaled $359.7 million at March 31, 2014 compared to $337.5 million at March 31, 2013.

Non-Interest Expense.  Non-interest expense decreased $2.8 million to $32.0 million for fiscal year ended March 31, 2014 compared to $34.8 million for fiscal year ended March 31, 2013. Management continues to focus on managing controllable costs as the Company proactively adjusts to lower levels of real estate lending activity. REO expenses (which include operating costs and write-downs on property) decreased $3.0 million from $5.8 million for the year ended March 31, 2013 to $2.8 million for the year ended March 31, 2014. This decrease was primarily due to the decrease in REO balances as well as the stabilization of real estate values in the Company’s market area. This decrease was offset by an increase in data processing expenses.  Data processing expenses increased $638,000 for the year-ended March 31, 2014 compared to the same prior year periods as a result of the Company converting to a new core banking platform.

Income Taxes. The benefit for income taxes was $15.1 million for the year ended March 31, 2014 compared to $29,000 provision for income taxes for the year ended March 31, 2013. The $15.1 million decrease in provision for income taxes was due to the reversal of the valuation allowance on the Company’s deferred tax assets of $15.4 million which resulted in a benefit for income taxes. In accordance with current accounting guidance, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions.

As of March 31, 2014, management deemed that it was no longer appropriate to carry a deferred tax asset valuation allowance related to the Company’s deferred tax asset. Management considered the Company’s earnings during the past three years, including that the Company has had seven consecutive profitable quarters, the improvement in the Company’s asset quality and financial condition, as well as projected earnings and the impact from the Company’s balance sheet restructure. This resulted in a reversal of the deferred tax asset valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. At March 31, 2014, the Company had a deferred tax asset of $15.4 million which included $8.2 million for federal and state net operating loss carryforwards, which will expire in 2032. Reference is made to Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company’s income taxes.

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

Income Taxes.  The provision for income taxes was $29,000 for the year ended March 31, 2013 compared to $8.4 million for the year ended March 31, 2012. The $8.3 million decrease in provision for income taxes was a result of an $8.7 million charge to create a valuation allowance against the Company’s deferred tax assets for the year ended March 31, 2012. In accordance with current accounting guidance, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions.

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

Average Balance Sheet.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Interest income on tax-exempt securities has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 34%. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $799,000, $964,000 and $979,000 are included in interest income for the years ended March 31, 2014, 2013 and 2012, respectively.

	Year Ended March 31,
	2014			2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$433,110	$20,553	4.75%	$521,224	$28,034	5.38%	$608,419	$34,278	5.63%
Non-mortgage loans	89,696	4,870	5.43	77,804	4,007	5.15	85,963	4,616	5.37
Total net loans	522,806	25,423	4.86	599,028	32,041	5.35	694,382	38,894	5.60

Mortgage-backed securities (1)	23,245	424	1.82	813	25	3.08	1,490	51	3.42
Investment securities (1)	18,862	271	1.44	8,159	300	3.68	8,393	209	2.49
Daily interest-bearing assets	1,316	-	-	1,347	-	-	4,186	-	-
Other earning assets	152,573	686	0.45	116,776	574	0.49	69,413	400	0.58
Total interest-earning assets	718,802	26,804	3.73	726,123	32,940	4.54	777,864	39,554	5.08
Non-interest-earning assets:
Office properties and equipment, net	17,200			17,636			16,315
Other non-interest-earning assets	53,342			64,582			76,475
Total assets	$789,344			$808,341			$870,654

Interest-bearing liabilities:
Regular savings accounts	$59,844	$87	0.15	$49,394	$92	0.19	$40,345	$124	0.31
Interest checking	93,395	102	0.11	86,091	135	0.16	96,764	281	0.29
Money market accounts	224,689	477	0.21	228,269	602	0.26	234,325	1,049	0.45
Certificates of deposit	174,522	1,307	0.75	206,565	1,838	0.89	248,696	2,903	1.17
Total interest-bearing deposits	552,450	1,973	0.36	570,319	2,667	0.47	620,130	4,357	0.70

Other interest-bearing liabilities	25,093	595	2.37	25,185	818	3.25	25,239	1,508	5.97
Total interest-bearing liabilities	577,543	2,568	0.44	595,504	3,485	0.59	645,369	5,865	0.91

Non-interest-bearing liabilities:
Non-interest-bearing deposits	120,290			127,048			110,959
Other liabilities	9,653			8,619			9,457
Total liabilities	707,486			731,171			765,785
Shareholders’ equity	81,858			77,170			104,869
Total liabilities and shareholders’ equity	$789,344			$808,341			$870,654

Net interest income		$24,236			$29,455			$33,689

Interest rate spread			3.29%			3.95%			4.17%

Net interest margin			3.37%			4.06%			4.33%

Ratio of average interest-earning asset to average interest-bearing liabilities			124.46%			121.93%			120.53%
Tax Equivalent Adjustment (2)		$-			$8			$22

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

	Year Ended March 31,
	2014 vs. 2013			2013 vs. 2012

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest Income:
Mortgage loans	$(4,420)	$(3,061)	$(7,481)	$(4,767)	$(1,477)	$(6,244)
Non-mortgage loans	636	227	863	(425)	(184)	(609)
Mortgage-backed securities	413	(14)	399	(21)	(5)	(26)
Investment securities (1)	230	(259)	(29)	(6)	97	91
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	162	(50)	112	243	(69)	174
Total interest income	(2,979)	(3,157)	(6,136)	(4,976)	(1,638)	(6,614)

Interest Expense:
Regular savings accounts	18	(23)	(5)	24	(56)	(32)
Interest checking accounts	12	(45)	(33)	(29)	(117)	(146)
Money market deposit accounts	(9)	(116)	(125)	(26)	(421)	(447)
Certificates of deposit	(264)	(267)	(531)	(442)	(623)	(1,065)
Other interest-bearing liabilities	(3)	(220)	(223)	(3)	(687)	(690)
Total interest expense	(246)	(671)	(917)	(476)	(1,904)	(2,380)
Net interest income	$(2,733)	$(2,486)	$(5,219)	$(4,500)	$266	$(4,234)

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

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. Loans serviced for others totaled $125.2 million of which $119.2 million is serviced for FHLMC at March 31, 2014. See "Item 1.  Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $275.9 million or 51.72% of total loans at March 31, 2014 as compared to $344.3 million or 64.1% at March 31, 2013. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans. See Item 1. “Business - Lending Activities - Construction Lending" and “- Lending Activities - Consumer Lending."

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies.  At March 31, 2014 the combined portfolio carried at $102.1 million had an average term to repricing or maturity of 3.79 years.  Adjustable rate mortgage-backed securities totaled $6.2 million at March 31, 2014 compared to $300,000 at March 31, 2013.  See Item 1. “Business -- Investment Activities."

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

In response to the recent adverse economic conditions, the Company has been, and will continue to work toward reducing the amount of nonperforming assets, managing balance sheet growth, reducing controllable operating costs, and augmenting deposits while striving to maximize secured borrowing facilities to manage liquidity and capital levels over the coming fiscal year. However, the Company’s inability to successfully implement its plans or further deterioration in economic conditions and real estate prices could have a material adverse effect on the Company’s liquidity.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. The Company continued with the interest deferral at March 31, 2014. As of March 31, 2014, the Company had deferred a total of $3.7 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Operations. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all. For more information concerning limitations on our ability to incur additional debt and the risks related to our recent deferral of interest on our trust preferred securities, see Item 1A. “Risk Factors – We are required to comply with the terms of a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.” and “--We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the year ended March 31, 2014, the Bank used its sources of funds primarily to fund loan commitments and purchase additional investment securities. At March 31, 2014, cash totaled $68.6 million, or 8.3% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At March 31, 2014, the Bank had no advances from the FRB and had a borrowing capacity of $58.1 million from the FRB, subject to sufficient collateral. At March 31, 2014, there were no advances from the FHLB and the Bank had an available credit facility of $174.2 million, subject to sufficient collateral and stock investment. At March 31, 2014, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from both the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2014 and 2013, the Bank had no brokered deposits, exclusive of CDARS and ICS deposits. The Bank participates in the CDARS and ICS products, which allow the Bank to accept deposits in excess of the FDIC insurance limits for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $38.3 million, or 5.6% of total deposits, and $35.8 million or 5.4% of total deposits, at March 31, 2014 and, 2013, respectively.  Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. The Bank uses this listing service as an additional source of funding and to further diversify its funding sources. These deposits carry a lower interest rate than the Company core branch deposits. As of March 31, 2014 and 2013, the Bank had deposits totaling $249,000 and $5.9 million, respectively, through this listing service. The Company plans to discontinue the utilization of internet based deposits during fiscal year 2015, however, the Company will continue to have accessibility to these funds in the future. The combination of all the Bank’s funding sources, gives the Bank available liquidity of $521.6 million, or 63.3% of total assets at March 31, 2014.

At March 31, 2014, the Company had commitments to extend credit of $8.1 million, unused lines of credit totaling $54.6 million and undisbursed construction loans totaling $30.5 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2014 totaled $112.9 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $76.1 million at March 31, 2014.

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

At March 31, 2014, scheduled maturities of certificates of deposit, future operating minimum lease commitments, capital lease obligations and subordinated debentures were as follows (in thousands):

	Within 1 Year	Over 1 - 3 Years	Over 3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$112,892	$27,016	$14,523	$7,822	$162,253
Operating leases	1,783	3,164	2,495	2,295	9,737
Capital leases	85	189	218	1,869	2,361
Junior subordinates debentures	-	-	-	22,681	22,681
Total other contractual obligations	$114,760	$30,369	$17,236	$34,667	$197,032

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

At March 31, 2014, the Company had commercial loan commitments of $801,000 and undisbursed commercial lines of credit of $39.5 million. Commercial real estate mortgage loan commitments totaled $4.5 million and the undisbursed balance of commercial real estate mortgage loans was $2.5 million at March 31, 2014. At March 31, 2014, construction loan commitments totaled $1.3 million and unused construction lines of credit totaled $30.5 million. Real estate one-to-four family loan commitments totaled $1.5 million and unused lines of credit secured by real estate one-to-four family loans totaled $11.7 million at March 31, 2014. Other installment loan commitments totaled $40,000 and unused lines of credit on other installment loans totaled $850,000 at March 31, 2014. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with Note 19 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

A number of measures are utilized to monitor and manage interest rate risk, including simulation modeling and traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, the simulation model is primarily used to assess the impact on earnings changes in interest rates may produce. Key assumptions in the model include cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, consumer preferences and management’s capital leverage plans. These assumptions are inherently uncertain; therefore, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results may significantly differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and specific strategies among other factors.

The following tables show the approximate percentage change in net interest income as of March 31, 2014 over a 24-month period under several rate scenarios.
Change in interest rates	Percent change in net interest income (12 months)	Percent change in net interest income (24 months)

Up 300 basis points	(2.0)%	6.5%
Up 200 basis points	(2.5)%	(1.1)%
Base case	-	0.3%
Down 100 basis points (1)	(1.0)%	(3.8)%

(1) The current federal funds rate is 0.25%. No rates in this model are allowed to go below zero and therefore a down 200 and 300 basis point scenario would not be plausible.

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2014.  Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

	Average Rate	Within 1 Year	After 1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:		(Dollars in thousands)

Loans receivable	4.61%	$76,149	$75,384	$146,150	$146,163	$89,642	$533,488
Mortgage-backed
securities	2.01	4,202	5,585	44,403	24,486	-	78,676
Investments and other
interest-earning assets	0.78	78,335	19,246	13,198	1,255	-	112,034
FHLB stock	0.08	1,348	2,698	2,698	-	-	6,744
Total assets		$160,034	$102,913	$206,449	$171,904	$89,642	$730,942

Interest-Sensitive Liabilities:

Interest checking	0.07	$20,909	$41,817	$41,817	$-	$-	$104,543
Savings accounts	0.10	13,340	26,681	26,681	-	-	66,702
Money market accounts	0.12	45,587	91,173	91,173	-	-	227,933
Certificate accounts	0.67	112,892	27,016	14,523	7,792	30	162,253
FHLB advances	-	-	-	-	-	-	-
FRB borrowings	-	-	-	-	-	-	-
Subordinated debentures	1.59	-	-	-	-	22,681	22,681
Obligations under capital lease	7.16	85	189	218	702	1,167	2,361
Total liabilities		192,813	186,876	174,412	8,494	23,878	586,473
Interest sensitivity gap		(32,779)	(83,963)	32,037	163,410	65,764	$144,469
Cumulative interest sensitivity gap		$(32,779)	$(116,742)	$(84,705)	$78,705	$144,469
Off-Balance Sheet Items:

Commitments to extend credit	-	$8,112	$-	$-	$-	$-	$8,112
Unused lines of credit	-	$85,113	$-	$-	$-	$-	$85,113

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for the Years Ended March 31, 2014, 2013 and 2012
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and subsidiary as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Portland, Oregon
June 13, 2014

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND 2013

(In thousands, except share and per share data)	2014	2013
ASSETS
Cash and cash equivalents (including interest-earning accounts of $51,715 and $100,093)	$68,577	$115,415
Certificates of deposit held for investment	36,925	44,635
Loans held for sale	1,024	831
Investment securities available for sale, at fair value (amortized cost of $23,866 and $7,766)	23,394	6,216
Mortgage-backed securities held to maturity, at amortized cost (fair value of $104 and $129)	101	125
Mortgage-backed securities available for sale, at fair value (amortized cost of $79,083 and $416)	78,575	431
Loans receivable (net of allowance for loan losses of $12,551 and $15,643)	520,937	520,369
Real estate owned	7,703	15,638
Prepaid expenses and other assets	3,197	3,063
Accrued interest receivable	1,836	1,747
Federal Home Loan Bank stock, at cost	6,744	7,154
Premises and equipment, net	16,417	17,693
Deferred income taxes, net	15,433	522
Mortgage servicing rights, net	369	388
Goodwill	25,572	25,572
Core deposit intangible, net	26	66
Bank owned life insurance	17,691	17,138
TOTAL ASSETS	$824,521	$777,003
LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$690,066	$663,806
Accrued expenses and other liabilities	10,497	8,006
Advanced payments by borrowers for taxes and insurance	467	1,025
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,361	2,440
Total liabilities	726,072	697,958
COMMITMENTS AND CONTINGENCIES (See Note 19)
EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
March 31, 2014 – 22,471,890 issued and outstanding	225	225
March 31, 2013 – 22,471,890 issued and outstanding
Additional paid-in capital	65,195	65,551
Retained earnings	33,592	14,169
Unearned shares issued to employee stock ownership trust	(387)	(490)
Accumulated other comprehensive loss	(647)	(1,013)
Total shareholders’ equity	97,978	78,442

Noncontrolling interest	471	603
Total equity	98,449	79,045
TOTAL LIABILITIES AND EQUITY	$824,521	$777,003
  See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2014, 2013 AND 2012

(Dollars in thousands, except share data)	2014	2013	2012
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$25,423	$32,041	$38,894
Interest on investment securities – taxable	271	276	145
Interest on investment securities – non taxable	-	16	42
Interest on mortgage-backed securities	424	25	51
Other interest and dividends	686	574	400
Total interest and dividend income	26,804	32,932	39,532
INTEREST EXPENSE:
Interest on deposits	1,973	2,667	4,357
Interest on borrowings	595	818	1,508
Total interest expense	2,568	3,485	5,865
Net interest income	24,236	29,447	33,667
Less provision for (recapture of) loan losses	(3,700)	900	29,350
Net interest income after provision for (recapture of) loan losses	27,936	28,547	4,317
NON-INTEREST INCOME:
Fees and service charges	4,258	4,695	3,996
Asset management fees	2,630	2,172	2,367
Net gain on sale of loans held for sale	667	1,386	160
Bank owned life insurance	553	585	601
Other	259	35	(297)
Total non-interest income	8,367	8,873	6,827
NON-INTEREST EXPENSE:
Salaries and employee benefits	15,755	15,325	15,889
Occupancy and depreciation	4,811	4,970	4,793
Data processing	2,058	1,420	1,421
Amortization of core deposit intangible	40	71	82
Advertising and marketing expense	726	834	998
FDIC insurance premium	1,487	1,532	1,136
State and local taxes	462	547	549
Telecommunications	304	384	434
Professional fees	1,290	1,456	1,254
Real estate owned expenses	2,765	5,781	5,097
Other	2,263	2,438	2,770
Total non-interest expense	31,961	34,758	34,423
INCOME (LOSS) BEFORE INCOME TAXES	4,342	2,662	(23,279)
PROVISION (BENEFIT) FOR INCOME TAXES	(15,081)	29	8,378
NET INCOME (LOSS)	$19,423	$2,633	$(31,657)

Earnings (loss) per common share:
Basic	$0.87	$0.12	$(1.42)
Diluted	0.87	0.12	(1.42)
Weighted average number of shares outstanding:
Basic	22,367,174	22,342,541	22,317,933
Diluted	22,369,175	22,342,541	22,317,933

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2014, 2013 AND 2012

(Dollars in thousands, except share data)	2014	2013	2012

Net income (loss)	$19,423	$2,633	$(31,657)

Other comprehensive income (loss): (1)
Unrealized holding gain on securities, net	555	239	372
Income tax expense related to securities unrealized holding gain	(189)	(81)	(126)

Noncontrolling interest	81	59	79
Total comprehensive income (loss)	$19,870	$2,850	$(31,332)

(1) There were no reclassifications out of other comprehensive income (loss) for the years ended March 31, 2014, 2013 and 2012.

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED MARCH 31, 2014, 2013 AND 2012
(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2011	22,471,890	$225	$65,639	$43,193	$(696)	$(1,417)	$465	$107,409

Net loss	-	-	-	(31,657)	-	-	-	(31,657)
Stock option expense	-	-	12	-	-	-	-	12
Earned ESOP shares	-	-	(41)	-	103	-	-	62
Unrealized holding gain on securities	-	-	-	-	-	246	-	246
Noncontrolling interest	-	-	-	-	-	-	79	79

Balance March 31, 2012	22,471,890	225	65,610	11,536	(593)	(1,171)	544	76,151

Net income	-	-	-	2,633	-	-	-	2,633
Stock option expense	-	-	2	-	-	-	-	2
Earned ESOP shares	-	-	(61)	-	103	-	-	42
Unrealized holding gain on securities	-	-	-	-	-	158	-	158
Noncontrolling interest	-	-	-	-	-	-	59	59

Balance March 31, 2013	22,471,890	225	65,551	14,169	(490)	(1,013)	603	79,045

Net income	-	-	-	19,423	-	-	-	19,423
Purchase of subsidiary shares from noncontrolling interest	-	-	(399)	-	-	-	(213)	(612)
Stock option expense	-	-	78	-	-	-	-	78
Earned ESOP shares	-	-	(35)	-	103	-	-	68
Unrealized holding gain on securities	-	-	-	-	-	366	-	366
Noncontrolling interest	-	-	-	-	-	-	81	81

Balance March 31, 2014	22,471,890	$225	$65,195	$33,592	$(387)	$(647)	$471	$98,449

           See notes to consolidated financial statements.

    RIVERVIEW BANCORP, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED MARCH 31, 2014, 2013 AND 2012
(In thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,423	$2,633	$(31,657)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,898	1,877	2,013
Mortgage servicing rights valuation adjustment	1	-	(1)
Provision for (recapture of) loan losses	(3,700)	900	29,350
Provision (benefit) for deferred income taxes	(15,100)	-	8,536
Noncash expense related to ESOP	68	42	62
Increase (decrease) in deferred loan origination fees, net of amortization	102	(333)	(76)
Origination of loans held for sale	(24,413)	(29,121)	(5,916)
Proceeds from sales of loans held for sale	24,718	29,484	5,682
Stock based compensation	78	2	12
Writedown of real estate owned	2,056	4,974	4,238
Net loss (gain) on loans held for sale, sale and transfer of real estate owned, sale of investment and mortgage-backed securities and premises and equipment	(640)	(1,056)	400
Income from bank owned life insurance	(553)	(585)	(601)
Changes in assets and liabilities:
Prepaid expenses and other assets	45	2,963	(627)
Accrued interest receivable	(89)	411	365
Accrued expenses and other liabilities	2,637	(1,189)	222
Net cash provided by operating activities	6,531	11,002	12,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	24,044	102,784	(26,482)
Purchases of loans receivable	(22,082)	-	-
Proceeds from sale of loans held for investment	-	31,394	-
Proceeds from call, maturity, or sale of investment securities available for sale	3,000	5,000	5,000
Principal repayments on investment securities available for sale	847	357	392
Purchase of investment securities available for sale	(19,948)	(5,000)	(5,000)
Principal repayments on mortgage-backed securities available for sale	2,669	524	789
Principal repayments on mortgage-backed securities held to maturity	24	46	19
Principal repayments on investment securities held to maturity	-	493	13
Purchase of mortgage-backed securities available for sale	(81,566)	-	-
Purchase of premises and equipment and capitalized software	(835)	(2,141)	(2,578)
(Purchase) redemption of certificates of deposit held for investment, net	7,710	(3,162)	(26,573)
Proceeds from redemption of Federal Home Loan Bank stock	410	196	-
Capital expenditures on real estate owned	-	(72)	(207)
Proceeds from sale of real estate owned and premises and equipment	7,347	8,098	9,275
Net cash provided by (used in) investing activities	(78,380)	138,517	(45,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposit accounts	26,260	(80,649)	27,925
Purchase of subsidiary shares from noncontrolling interest	(612)	-	-
Proceeds from borrowings	3,000	9,000	5,000
Repayment of borrowings	(3,000)	(9,000)	(5,000)
Principal payments under capital lease obligation	(79)	(73)	(54)
Net increase (decrease) in advance payments by borrowers	(558)	225	120
Net cash provided by (used in) financing activities	25,011	(80,497)	27,991

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,838)	69,022	(5,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	115,415	46,393	51,752
CASH AND CASH EQUIVALENTS, END OF YEAR	$68,577	$115,415	$46,393
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$1,974	$2,689	$4,400
Income taxes	31	4	830
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$6,331	$14,075	$6,843
Transfer of real estate owned to loans	4,946	3,859	1,859
Fair value adjustment to securities available for sale	555	239	372
Income tax effect related to fair value adjustment	(189)	(81)	(126)

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2014, 2013 and 2012

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

Certificates of Deposit Held for Investment – Certificates of deposit held for investments include amounts invested with financial institutions for a stated interest rate and maturity date. Early withdraw penalties apply; however, the Company plans to hold these investments to maturity.

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

Federal Home Loan Bank Stock – The Bank, as a member of Federal Home Loan Bank of Seattle (“FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. The Company evaluated its investment in FHLB stock for OTTI, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to be able to redeem its investment at par value, the Company did not recognize an OTTI loss on its FHLB stock. Further, in September 2012, the Federal Housing Finance Agency (“FHFA”) upgraded the FHLB’s capital classification to “adequately capitalized” and granted the FHLB authority to repurchase up to $25 million of excess capital stock per quarter at par value, provided they receive a non-objection for each quarter’s repurchase from the FHFA.

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

Goodwill – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, a second step must be performed. In the second step the implied fair value of the reporting unit is calculated. The implied fair value of goodwill is then compared to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. As of March 31, 2014, the Company had not recognized any impairment loss on the recorded goodwill.

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

Trust Assets – Assets held by RAMCorp in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $359.7 million and $337.5 million were held in trust as of March 31, 2014 and 2013, respectively.

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

Business segments – The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for years ended March 31, 2014, 2013 and 2012.

New Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure”. The ASU clarifies when a creditor would be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that all or a portion of the loan would be derecognized and the real estate property recognized. Under the guidance, a consumer loan collateralized by residential real estate should be reclassified to other real estate owned when (1) the creditor obtains legal title to the residential property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement. In addition, an entity is required to disclose the amount of residential real estate meeting the conditions above, and the recorded investment in consumer mortgage loans secured by residential real estate that are in the process of foreclosure. ASU 2014-04 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

2.	RESTRICTED ASSETS

Regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco (“FRB”), based on a percentage of deposits. The amounts of such balances as of March 31, 2014 and 2013 were $765,000 and $652,000, respectively.

3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
Trust preferred	$1,919	$-	$(16)	$1,903
Agency securities	21,947	6	(462)	21,491
Total	$23,866	$6	$(478)	$23,394

March 31, 2013
Trust preferred	$2,766	$-	$(1,528)	$1,238
Agency securities	5,000	-	(22)	4,978
Total	$7,766	$-	$(1,550)	$6,216

The contractual maturities of investment securities available for sale are as follows (in thousands):

March 31, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	14,438	14,099
Due after five years through ten years	7,509	7,392
Due after ten years	1,919	1,903
Total	$23,866	$23,394

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust preferred	$1,903	$(16)	$-	$-	$1,903	$(16)
Agency securities	17,985	(462)	-	-	17,985	(462)
Total	$19,888	$(478)	$-	$-	$19,888	$(478)

March 31, 2013

Trust preferred	$-	$-	$1,238	$(1,528)	$1,238	$(1,528)
Agency securities	4,978	(22)	-	-	4,978	(22)
Total	$4,978	$(22)	$1,238	$(1,528)	$6,216	$(1,550)

At March 31, 2014, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 15 other holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuers. Four of the issuers of trust preferred securities in this pool have defaulted (representing 51% of the remaining collateral, including excess collateral), and two other issuers are currently deferring interest payments (6% of the remaining collateral). The Company has estimated an expected default rate of 44% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 68% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the year ended March 31, 2014, the Company determined that there was no additional OTTI charge on the above collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The unrealized losses on the above agency securities were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of the agency securities to recover as the agency securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that the agency securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. Based on management’s evaluation and intent, the unrealized losses related to the agency securities in this table are considered temporary. The Company realized no gains or losses on sales of investment securities in the years ended March 31, 2014, 2013 or 2012.

Investment securities with an amortized cost of $1.0 million and $1.0 million and a fair value of $975,000 and $996,000 at March 31, 2014 and 2013, respectively, were pledged as collateral for government public funds held by the Bank.

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):
March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities (1)	$101	$3	$-	$104

March 31, 2013
Mortgage-backed securities (1)	$125	$4	$-	$129

(1) Comprised of Federal National Mortgage Association (“FNMA”) and FHLMC

The contractual maturities of mortgage-backed securities held to maturity are as follows (in thousands):

March 31, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$1	$1
Due after one year through five years	-	-
Due after five years through ten years	81	82
Due after ten years	19	21
Total	$101	$104

Mortgage-backed securities held to maturity with an amortized cost of $36,000 and $53,000 and a fair value of $37,000 and $55,000 at March 31, 2014 and 2013, respectively, were pledged as collateral for governmental public funds.

Mortgage-backed securities available for sale consisted of the following (in thousands):

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits (1)	$7,218	$9	$(77)	$7,150
Mortgage-backed securities (2)	65,858	102	(547)	65,413
Other mortgage-backed securities (3)	6,007	18	(13)	6,012
Total	$79,083	$129	$(637)	$78,575

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$230	$7	$-	$237
Mortgage-backed securities (4)	186	8	-	194
Total	$416	$15	$-	$431

(1) Comprised of FHLMC and FNMA
(2) Comprised of FHLMC, FNMA and Ginnie Mae (“GNMA”)
(3) Comprised of U.S. Small Business Administration (“SBA”) and Commercial Real Estate (“CRE”)
(4) Comprised of FHLMC and FNMA

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

March 31, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$4	$4
Due after one year through five years	26	27
Due after five years through ten years	11,100	11,145
Due after ten years	67,953	67,399
Total	$79,083	$78,575

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014

Real estate mortgage investment conduits	$4,996	$(77)	$-	$-	$4,996	$(77)
Mortgage-backed securities (1)	49,177	(547)	-	-	49,177	(547)
Other mortgage-backed securities (2)	1,526	(13)	-	-	1,526	(13)
Total	$55,699	$(637)	$-	$-	$55,699	$(637)

(1) Comprised of FHLMC and FNMA
(2) Comprised of SBA

There were no mortgage-backed securities that were temporarily impaired at March 31, 2013.

The unrealized losses on the above mortgage-backed securities were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of the mortgage-backed securities to recover as the mortgage-backed securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that the mortgage-backed securities are impaired because of their credit quality or related to any issuer or industry specific event. Based on management’s evaluation and intent, the unrealized losses related to the mortgage-backed securities in this table are considered temporary.

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $1.7 million and $416,000 and a fair value of $1.7 million and $431,000 at March 31, 2014 and 2013, respectively, were pledged as collateral for government public funds held by the Bank.

5.	LOANS RECEIVABLE

Loans receivable at March 31, 2014 and 2013 are reported net of deferred loan fees totaling $2.0 million. Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	March 31, 2014	March 31, 2013
Commercial and construction
Commercial business	$71,632	$71,935
Other real estate mortgage	324,881	355,397
Real estate construction	19,482	9,675
Total commercial and construction	415,995	437,007

Consumer
Real estate one-to-four family	93,007	97,140
Other installment	24,486	1,865
Total consumer	117,493	99,005

Total loans	533,488	536,012

Less:
Allowance for loan losses	12,551	15,643
Loans receivable, net	$520,937	$520,369

The Company originates commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans. At March 31, 2014 and 2013, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s portfolio are secured by properties located in Washington and Oregon, and, accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2014, loans carried at $335.4 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

	Year Ended March 31,
	2014	2013	2012
Beginning balance	$1,609	$1,907	$2,160
Originations	-	226	1
Principal repayments	(755)	(524)	(254)
Ending balance	$854	$1,609	$1,907

6.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans based on the Company’s risk rating system and historical loss experience adjusted for qualitative factors. The Company calculates its historical loss rates using the average of the last four quarterly 24-month periods. The Company calculates and applies its historical loss rates by individual loan types in its portfolio. These historical loss rates are adjusted for qualitative and environmental factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in incurred losses that have not yet been allocated to specific elements of the general and specific components of the allowance for loan losses. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company as of the date of the filing of the financial statements.

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

The following tables present a reconciliation of the allowance for loan losses at the dates indicated (in thousands):

March 31, 2014	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643
Provision for (recapture of) loan losses	95	(417)	(2,439)	(338)	173	(258)	(516)	(3,700)
Charge-offs	(340)	(316)	(90)	-	(11)	(349)	-	(1,106)
Recoveries	526	23	850	-	4	311	-	1,714
Ending balance	$2,409	$5,269	$340	$203	$387	$2,653	$1,290	$12,551

March 31, 2013

Beginning balance	$2,688	$5,599	$4,906	$1,121	$412	$3,274	$1,921	$19,921
Provision for (recapture of) loan losses	928	1,865	(2,149)	(197)	(278)	846	(115)	900
Charge-offs	(1,606)	(1,494)	(1,753)	(622)	(141)	(1,310)	-	(6,926)
Recoveries	118	9	1,015	239	228	139	-	1,748
Ending balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643

March 31, 2012

Beginning balance	$1,822	$4,744	$2,003	$2,172	$820	$1,339	$2,068	$14,968
Provision for (recapture of) loan losses	3,638	3,681	13,692	2,126	1,690	4,670	(147)	29,350
Charge-offs	(2,801)	(2,826)	(10,892)	(3,177)	(2,101)	(2,750)	-	(24,547)
Recoveries	29	-	103	-	3	15	-	150
Ending balance	$2,688	$5,599	$4,906	$1,121	$412	$3,274	$1,921	$19,921

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):

	Allowance for loan losses			Recorded investment in loans
March 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,409	$2,409	$947	$70,685	$71,632
Commercial real estate	137	5,132	5,269	18,122	269,386	287,508
Land	-	340	340	858	15,387	16,245
Multi-family	-	203	203	2,014	19,114	21,128
Real estate construction	-	387	387	-	19,482	19,482
Consumer	142	2,511	2,653	4,009	113,484	117,493
Unallocated	-	1,290	1,290	-	-	-
Total	$279	$12,272	$12,551	$25,950	$507,538	$533,488

	Allowance for loan losses			Recorded investment in loans
March 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,128	$2,128	$679	$71,256	$71,935
Commercial real estate	536	5,443	5,979	19,466	278,225	297,691
Land	-	2,019	2,019	3,469	19,935	23,404
Multi-family	-	541	541	3,846	30,456	34,302
Real estate construction	-	221	221	175	9,500	9,675
Consumer	183	2,766	2,949	4,933	94,072	99,005
Unallocated	-	1,806	1,806	-	-	-
Total	$719	$14,924	$15,643	$32,568	$503,444	$536,012

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Beginning balance	$229	$217	$166
Net change in allowance for unfunded loan commitments	65	12	51
Ending balance	$294	$229	$217

The following tables present an analysis of past due loans at the dates indicated (in thousands):

March 31, 2014	30-89 Days Past Due	Greater Than 90 Days (Non-Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$120	$452	$572	$71,060	$71,632	$-
Commercial real estate	188	8,067	8,255	279,253	287,508	-
Land	-	800	800	15,445	16,245	-
Multi-family	359	2,014	2,373	18,755	21,128	-
Real estate construction	-	-	-	19,482	19,482	-
Consumer	1,580	2,729	4,309	113,184	117,493	-
Total	$2,247	$14,062	$16,309	$517,179	$533,488	$-

March 31, 2013

Commercial business	$336	$1,349	$1,685	$70,250	$71,935	$-
Commercial real estate	6,345	10,315	16,660	281,031	297,691	-
Land	-	3,267	3,267	20,137	23,404	-
Multi-family	-	2,968	2,968	31,334	34,302	-
Real estate construction	-	175	175	9,500	9,675	-
Consumer	2,654	3,059	5,713	93,292	99,005	-
Total	$9,335	$21,133	$30,468	$505,544	$536,012	$-

Interest income foregone on non-accrual loans was $949,000, $1.4 million and $2.3 million for the years ended March 31, 2014, 2013 and 2012, respectively.

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):
	March 31, 2014		March 31, 2013
	Weighted- Average Risk Grade	Classified Loans (2)	Weighted- Average Risk Grade	Classified Loans (2)

Commercial business	3.54	$8,419	3.64	$3,816
Commercial real estate	3.87	19,838	4.02	37,643
Land	3.88	800	4.57	4,306
Multi-family	3.81	2,028	3.68	3,846
Real estate construction	3.08	-	3.26	175
Consumer (1)	7.00	2,729	7.00	3,059
Total	3.82	$33,814	3.96	$52,845

Total loans risk rated	$418,503		$439,587

(1) Consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.
(2) Classified loans consist of substandard, doubtful and loss.

Impaired loans: The following tables present an analysis of impaired loans at the dates indicated (in thousands):

March 31, 2014	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$947	$-	$947	$1,067	$-
Commercial real estate	17,956	166	18,122	20,601	137
Land	858	-	858	861	-
Multi-family	2,014	-	2,014	2,103	-
Real estate construction	-	-	-	-	-
Consumer	2,596	1,413	4,009	4,639	142
Total	$24,371	$1,579	$25,950	$29,271	$279
March 31, 2013
Commercial business	$679	$-	$679	$944	$-
Commercial real estate	12,011	7,455	19,466	21,291	536
Land	3,469	-	3,469	4,359	-
Multi-family	3,846	-	3,846	4,802	-
Real estate construction	175	-	175	811	-
Consumer	3,090	1,843	4,933	5,799	183
Total	$23,270	$9,298	$32,568	$38,006	$719

	Year ended March 31, 2014		Year ended March 31, 2013		Year ended March 31, 2012
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,150	$43	$3,986	$98	$6,400	$316
Commercial real estate	19,451	472	20,705	388	17,102	919
Land	1,854	5	6,818	78	13,339	321
Multi-family	2,758	16	7,822	127	8,254	402
Real estate construction	69	-	2,365	-	6,700	159
Consumer	3,679	47	4,961	105	1,584	75
Total	$28,961	$583	$46,657	$796	$53,379	$2,192

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

The following table presents new TDRs for the twelve months ended March 31, 2014 and 2013 (dollars in thousands):

	March 31, 2014			March 31, 2013
(Dollars in Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	3	$504	$465	2	$449	$408
Commercial real estate (1)	4	6,295	6,210	5	9,022	8,603
Land (1)	-	-	-	2	1,193	918
Multi-family (1)	1	2,562	2,014	1	3,277	2,967
Consumer	4	573	561	2	1,971	1,671
Total	12	$9,934	$9,250	12	$15,912	$14,567

(1)     Included within these amounts at March 31, 2013, is a $5.0 million real estate construction loan restructured into one $3.3 million multi-family, one $875,000 commercial real estate and one $800,000 land loan based upon collateral securing the restructured loans.

There were no TDRs that were recorded in the twelve months prior to March 31, 2014 that subsequently defaulted in the twelve months ended March 31, 2014. There was one TDR loan secured by a one-to-four family home that was recorded in the twelve months prior to March 31, 2013 that defaulted in the twelve months ended March 31, 2013. The loan had a pre-modification outstanding recorded investment of $442,000 and the amount of the defaulted loan totaled $441,000.

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	March 31,
	2014	2013

Land	$4,177	$4,177
Buildings and improvements	13,925	13,921
Leasehold improvements	1,429	1,426
Furniture and equipment	10,533	10,732
Buildings under capitalized leases	2,715	2,715
Construction in progress	720	720
Total	33,499	33,691
Less accumulated depreciation and amortization	(17,082)	(15,998)
Premises and equipment, net	$16,417	$17,693

Depreciation expense was $1.4 million, $1.5 million and $1.5 million for the years ended March 31, 2014, 2013 and 2012, respectively. The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges.

During fiscal year 2006, the Company entered into a capital lease for the shell of the building constructed as the Company’s operations center. The lease period is for twelve years with two six-year lease renewal options. For the years ended March 31, 2014, 2013 and 2012, the Company recorded $113,000 in amortization expense. At March 31, 2014 and 2013, accumulated amortization for the capital lease totaled $939,000 and $827,000, respectively.

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the life of the respective leases. At March 31, 2014, the deferred gain was $1.5 million and is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2014 (in thousands):

Year Ending March 31:	Operating Lease	Capital Lease
2015	$1,783	$251
2016	1,595	251
2017	1,569	251
2018	1,441	251
2019	1,054	251
Thereafter	2,295	2,679
Total minimum lease payments	$9,737	3,934
Less amount representing interest		(1,573)
Present value of net minimum lease payments		$2,361

Rent expense was $1.8 million for the years ended March 31, 2014, 2013 and 2012, respectively.

8.	REAL ESTATE OWNED

The following table is a summary of the activity in REO for the periods indicated (in thousands):

	Year Ended March 31,
	2014	2013	2012
Balance at beginning of year, net	$15,638	$18,731	$27,590
Additions	6,564	14,207	7,050
Dispositions	(12,443)	(12,326)	(11,671)
Writedowns	(2,056)	(4,974)	(4,238)
Balance at end of year, net	$7,703	$15,638	$18,731

REO expenses for the year ended March 31, 2014 consisted of write-downs on existing REO properties of $2.1 million and operating expenses of $709,000. Net losses on dispositions of REO totaled $245,000 for the year ended March 31, 2014, and were included in other non-interest income in the accompanying Consolidated Statements of Operations.  REO expenses for the year ended March 31, 2013 consisted of write-downs on existing REO properties of $5.0 million, operating expenses of $807,000 and net losses on dispositions of REO totaled $384,000. REO expenses for the year ended March 31, 2012 consisted of write-downs on existing REO properties of $4.2 million, operating expenses of $859,000 and net losses on dispositions of REO of $556,000.

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

An interim impairment test was not deemed necessary as of March 31, 2014, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

10.	DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

Account Type	Weighted Average Rate (1)	March 31, 2014	Weighted Average Rate (1)	March 31, 2013
Non-interest-bearing	0.00%	$128,635	0.00%	$112,527
Interest checking	0.07	104,543	0.11	91,754
Money market	0.12	227,933	0.22	217,091
Savings accounts	0.10	66,702	0.15	54,316
Certificates of deposit	0.67	162,253	0.82	188,118
Total	0.22%	$690,066	0.33%	$663,806

    (1)  The weighted average rate is based on interest rates at the end of the year

Certificates of deposit in amounts of $100,000 or more totaled $90.2 million and $108.0 million at March 31, 2014 and 2013, respectively.

Interest expense by deposit type was as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Interest checking	$102	$135	$281
Money market	477	602	1,049
Savings accounts	87	92	124
Certificate of deposit	1,307	1,838	2,903
Total	$1,973	$2,667	$4,357

11.	JUNIOR SUBORDINATED DEBENTURES

At March 31, 2014, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral through March 31, 2014. As of March 31, 2014, the Company has deferred a total of $3.7 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Operations. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2014 and 2013, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at March 31, 2014 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.59%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.58%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

12.	INCOME TAXES

Income tax provision (benefit) for the years ended March 31 consisted of the following (in thousands):

	2014	2013	2012
Current	$19	$29	$(158)
Deferred	(15,100)	-	8,536
Total	$(15,081)	$29	$8,378

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Deferred compensation	$105	$120
Loan loss reserve	4,560	5,635
Accrued expenses	203	221
Accumulated depreciation	736	817
Deferred gain on sale	532	327
Net operating loss carryforwards	8,191	6,079
Net unrealized loss on securities available for sale	332	522
Impairment on investment security	150	233
REO expense	1,681	3,889
Non-compete agreement	80	93
Other	465	395
Valuation allowance for deferred tax assets	-	(16,181)
Total deferred tax asset	17,035	2,150

Deferred tax liabilities:
FHLB stock dividend	(975)	(1,035)
Purchase accounting	(9)	(23)
Prepaid expense	(161)	(175)
Loan fees/costs	(454)	(395)
Other	(3)	-
Total deferred tax liability	(1,602)	(1,628)
Deferred tax asset, net	$15,433	$522

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate for the years ended March 31 is as follows:

	2014	2013	2012
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income tax rate	1.5	1.9	1.5
ESOP market value adjustment	(0.3)	0.8	0.1
Interest income on municipal securities	-	(0.2)	0.1
Bank owned life insurance	(4.4)	(7.6)	0.9
Valuation adjustment	(365.9)	(23.9)	(72.5)
Other, net	(5.9)	(3.9)	(0.1)
Effective federal income tax rate	(341.0)%	1.1%	(36.0)%

There were no sales of securities for the years ended March 31, 2014, 2013 and 2012. The tax effects of certain tax benefits related to stock options are recorded directly to shareholders’ equity.

The Bank’s retained earnings at March 31, 2014 and 2013 included base year bad debt reserves, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The amount of unrecognized deferred tax liability at March 31, 2014 and 2013 was $781,000. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate.  Management does not expect this temporary difference to reverse in the foreseeable future. At March 31, 2014, the Company had a deferred tax asset of $7.8 million and $346,000 for federal and state net operating loss carryforwards, respectively, which will expire in 2032 and 2034.

At March 31, 2014 and 2013, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties as of March 31, 2014 or 2013. It is the Company’s policy to recognize potential accrued interest and penalties as a component of income tax expense. The Company is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2010 to 2013 remain open to examination for federal income taxes, and years 2009 to 2013 remain open to State examination.

The Company reversed its deferred tax asset valuation allowance as of March 31, 2014 due to management’s determination that it was “more likely than not” that the Company’s deferred tax assets would be realized. “More likely than not” is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. The determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. Considering the guidance in paragraphs 21-23 of Accounting Standards Codification 740-10-30, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. At March 31, 2014, the Company was in a cumulative loss position over a three year period which is considered a significant piece of negative evidence that is difficult to overcome. Accordingly, in its determination of deferred tax asset, the Company analyzed and evaluated the nature and timing of relevant facts and circumstances with respect to its cumulative loss.

Management considered the fact that the Company was in a cumulative profit position over a two year period, with seven consecutive profitable quarters as part of its evaluation of the Company’s three year cumulative loss. Management also evaluated the unique and non-recurring loss evidence as an important consideration in its determination. While this loss occurred, the nature and timing of the components of the loss can be assessed as to whether these losses represent a continuing condition. Management determined that the steps taken to strengthen its credit risk management process have addressed the conditions that existed when the loans were created and the losses were incurred. The outcome of this evaluation is an important factor in management’s determination that positive evidence overcomes the existence of the cumulative loss in the recent past.

Positive considerations also evaluated by management include the reduction of the inherent risk in the loan portfolio as indicated by the reduction of classified loans and associated credit costs, significant reductions in REO properties which contributes to lower REO holding costs, the Company’s profitable operating performance during the past two years, termination of regulatory agreements and orders, utilization of excess low yielding cash balances to purchase higher yielding investment securities and increase loans receivable balances, as well as the sustained improvement in the economic conditions at a national and local level.

As management determined that positive evidence outweighed the negative, financial forecasts and projections were also developed to assess the Company’s capacity to realize the deferred tax assets. As a result of this analysis management concluded it was more likely than not that forecasted earnings performance would allow for the realization of the deferred tax assets in a timely manner.

As of March 31, 2013, management determined that a deferred tax asset valuation allowance of $16.2 million was necessary, reducing its deferred tax assets to $522,000 which represented the amount related to the Company’s unrealized losses on its available for sale debt securities.

13.	EMPLOYEE BENEFIT PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2014, 2013 and 2012 were $195,000 $192,000 and $401,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received. Chairman, President, Executive and Senior Vice Presidents of the Company may also defer salary into this plan. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 3.18%, 4.15% and 4.51% for the years ended March 31, 2014, 2013 and 2012, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2014 and 2013, the Company’s aggregate liability under the plan was $297,000 and $339,000, respectively.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended March 31, 2014, the Company granted 87,154 stock options. The weighted average fair value of stock options granted during the year ended March 31, 2014 was $1.18. The Company did not grant stock options during the years ended March 31, 2013 and 2012.

The Black-Scholes model uses the assumptions listed in the following table:

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2014	1.95%	6.25	51.87%	2.04%
Fiscal 2013	-	-	-	-
Fiscal 2012	-	-	-	-

As of March 31, 2014, unrecognized compensation cost related to nonvested stock options totaled $27,000. The Company recognized pre-tax compensation expense related to stock options of $78,000, $2,000 and $12,000 for the years ended March 31, 2014, 2013 and 2012, respectively.

The following table presents the activity related to options under all plans for the years indicated.

	Year Ended March 31,
	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	407,500	$9.05	440,500	$8.87	468,700	$9.00
Grants	87,154	2.78	-	-	-	-
Forfeited	-	-	(3,000)	1.97	(28,200)	11.17
Expired	(20,000)	8.98	(30,000)	7.00	-	-
Balance, end of period	474,654	$7.91	407,500	$9.05	440,500	$8.87
Additional information regarding options outstanding as of March 31, 2014 is as follows:
`
		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual	Number	Exercise	Number	Exercise
Exercise Price	Life (years)	Outstanding	Price	Exercisable	Price

$1.97 - $6.17	6.71	258,154	$3.70	169,400	$4.19
$7.49 - $9.51	4.22	2,500	8.12	2,500	8.12
$10.10 - $10.83	2.65	9,000	10.37	9,000	10.37
$12.98 - $14.52	2.05	205,000	13.09	205,000	13.09
	4.61	474,654	$7.91	385,900	$9.09

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year Ended March 31, 2014	Year Ended March 31, 2013
Stock options fully vested and expected to vest:
Number	469,896	407,100
Weighted average exercise price	$7.96	$9.06
Aggregate intrinsic value (1)	$71,000	$3,000
Weighted average contractual term of options (years)	4.57	4.34
Stock options fully vested and currently exercisable:
Number	385,900	404,300
Weighted average exercise price	$9.09	$9.11
Aggregate intrinsic value (1)	$16,000	$2,000
Weighted average contractual term of options (years)	3.54	4.32

 (1)  The aggregate intrinsic value of a stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

There were no stock options exercised for the years ended March 31, 2014, 2013 and 2012, respectively.

14.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. Shares are released and allocated to participant accounts on December 31 of each year until 2017. ESOP compensation expense included in salaries and employee benefits was $68,000, $42,000 and $62,000 for the years ended March 31, 2014, 2013 and 2012, respectively.

ESOP share activity is summarized in the following table:

	Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total

Balance, March 31, 2011	$524,000	172,431	790,153	962,584
Allocation December 31, 2011		(24,633)	24,633	-
Balance, March 31, 2012	$334,000	147,798	814,786	962,584
Allocation December 31, 2012		(24,633)	24,633	-
Balance, March 31, 2013	$325,000	123,165	839,419	962,584
Allocation December 31, 2013		(24,633)	24,633	-
Balance, March 31, 2014	$338,000	98,532	864,052	962,584

15.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company’s articles of incorporation authorize 250,000 shares of serial preferred stock. No preferred shares were issued or outstanding at March 31, 2014 or 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject to as of March 31, 2014.

As of March 31, 2014, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total capital and tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below).

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total Capital:
(To Risk-Weighted Assets)	$90,733	16.66%	$43,572	8.0%	$65,359	12.0	% (1)
Tier 1 Capital:
(To Risk-Weighted Assets)	83,850	15.40	21,786	4.0	32,679	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	83,850	10.71	31,320	4.0	70,469	9.0	(1)
Tangible Capital:
(To Tangible Assets)	83,850	10.71	11,745	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital:
(To Risk-Weighted Assets)	$81,227	15.29%	$42,493	8.0%	$63,740	12.0	% (1)
Tier 1 Capital:
(To Risk-Weighted Assets)	74,473	14.02	21,247	4.0	31,870	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	74,473	9.99	29,823	4.0	67,102	9.0	(1)
Tangible Capital:
(To Tangible Assets)	74,473	9.99	11,184	1.5	N/A	N/A

(1)
The Bank agreed with the OCC to establishing higher minimum capital ratios and must maintain a Tier 1 capital (leverage) ratio of not less than 9.0% and a total risked-based capital ratio of not less than 12.0% in order to be deemed “well capitalized”.

At periodic intervals, the OCC and the FDIC routinely examine the Bank’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s Consolidated Financial Statements be adjusted in accordance with their findings. A future examination by the OCC or the FDIC could include a review of certain transactions or other amounts reported in the Company’s 2014 Consolidated Financial Statements.

The Company did not repurchase any shares of common stock for the years ended March 31, 2014, 2013 or 2012.

16.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. ESOP shares are not considered outstanding for EPS purposes until they are committed to be released. For the years ended March 31, 2014, 2013 and 2012, stock options for 439,000, 419,000 and 454,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Year Ended March 31,
(Dollars and share data in thousands, except per share data)	2014	2013	2012 (1)
Basic EPS computation:
Numerator-net income (loss)	$19,423	$2,633	$(31,657)
Denominator-weighted average common shares outstanding	22,367	22,343	22,318
Basic EPS	$0.87	$0.12	$(1.42)
Diluted EPS computation:
Numerator-net income (loss)	$19,423	$2,633	$(31,657)
Denominator-weighted average common shares outstanding	22,367	22,343	22,318
Effect of dilutive stock options	2	-	-
Weighted average common shares
and common stock equivalents (1)	22,369	22,343	22,318
Diluted EPS	$0.87	$0.12	$(1.42)

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

The following tables present assets that are measured at fair value on a recurring basis (in thousands).
		Fair value measurements using
March 31, 2014	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment securities available for sale
Trust preferred	$1,903	$-	$-	$1,903
Agency securities	21,491	-	21,491	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	7,150	-	7,150	-
FHLMC mortgage-backed securities	25,386	-	25,386	-
FNMA mortgage-backed securities	38,950	-	38,950	-
SBA mortgage-backed securities	3,932	-	3,932	-
GNMA mortgage-backed securities	1,077	-	1,077	-
CRE mortgage-backed securities	2,080	-	2,080	-
Total recurring assets measured at fair value	$101,969	$-	$100,066	$1,903

March 31, 2013

Investment securities available for sale
Trust preferred	$1,238	$-	$-	$1,238
Agency securities	4,978	-	4,978	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	237	-	237	-
FHLMC mortgage-backed securities	191	-	191	-
FNMA mortgage-backed securities	3	-	3	-
Total recurring assets measured at fair value	$6,647	$-	$5,409	$1,238

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended March 31, 2014 and 2013 (in thousands). There were no transfers of assets in to or out of Levels 1, 2, or 3 for the year ended March 31, 2014 and 2013.

	For the Year Ended March 31, 2014	For the Year Ended March 31, 2013

Beginning balance	$1,238	$1,166
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	665	72
Ending balance	$1,903	$1,238

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

The following table represents certain loans and REO, which were marked down due to declines in their fair value of the underlying collateral for the year ended March 31, 2014. The following assets are measured at fair value on a nonrecurring basis (in thousands):

		Fair value measurements at using
March 31, 2014	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Loans measured for impairment	$15,151	$-	$-	$15,151
Real estate owned	8,206	-	-	8,206
Total nonrecurring assets measured at fair value	$23,357	$-	$-	$23,357

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2014 (in thousands):

	Valuation technique	Significant unobservable inputs	Range

Loans measured for impairment	Appraised value	Adjustment for market conditions	0% - 25%

Real estate owned	Appraised value	Adjustment for market conditions	0% - 19%

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

The estimated fair value of financial instruments is as follows (in thousands):

		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
March 31, 2014	Carry Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash	$68,577	$68,577	$-	$-	$68,577
Certificates of deposit held for investment	36,925	-	37,176	-	37,176
Investment securities available for sale	23,394	-	21,491	1,903	23,394
Mortgage-backed securities held to maturity	101	-	104	-	104
Mortgage-backed securities available for sale	78,575	-	78,575	-	78,575
Loans receivable, net	520,937	-	-	480,454	480,454
Loans held for sale	1,024	-	1,024	-	1,024
Federal Home Loan Bank stock	6,744	-	6,744	-	6,744

Liabilities:
Demand – savings deposits	527,813	527,813	-	-	527,813
Time deposits	162,253	-	162,020	-	162,020
Junior subordinated debentures	22,681	-	-	11,233	11,233

		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
March 31, 2013	Carry Value	(Level 1)	(Level 2)	(Level 3)	Fair Value

Assets:
Cash	$115,415	$115,415	$-	$-	$115,415
Certificates of deposit held for investment	44,635	-	45,078	-	45,078
Investment securities available for sale	6,216	-	4,978	1,238	6,216
Mortgage-backed securities held to maturity	125	-	129	-	129
Mortgage-backed securities available for sale	431	-	431	-	431
Loans receivable, net	520,369	-	-	495,312	495,312
Loans held for sale	831	-	831	-	831
Federal Home Loan Bank stock	7,154	-	7,154	-	7,154

Liabilities:
Demand – savings deposits	475,688	-	475,688	-	475,688
Time deposits	188,118	-	189,289	-	189,289
Junior subordinated debentures	22,681	-	-	9,433	9,433

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

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2014, the Company had outstanding commitments to extend credit totaling $8.1 million, unused lines of credit totaling $54.6 million and undisbursed construction loans totaling $30.5 million.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. At March 31, 2014 and 2013, standby letters of credit totaled $771,000 and $823,000, respectively.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of March 31, 2014, loans under warranty totaled $119.2 million, which substantially represents the unpaid principal balance of the Bank’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the Consolidated Financial Statements. At March 31, 2014, the Company had firm commitments to sell $1.5 million of residential loans to FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof and, municipal corporations.  In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor.  Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss.  The Company has not incurred any losses related to public depository funds for the years ended March 31, 2014, 2013 and 2012.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position or results of operations.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payment subject to future events.

20.	RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2014 AND 2013

(In thousands)	2014	2013
ASSETS
Cash and cash equivalents (including interest earning accounts of $1,056 and $952)	$1,106	$1,020
Investment in the Bank	120,897	102,280
Other assets	2,350	1,117
TOTAL ASSETS	$124,353	$104,417
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$3,694	$3,294
Borrowings	22,681	22,681
Shareholders' equity	97,978	78,442
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$124,353	$104,417

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2014, 2013 AND 2012

(In thousands)	2014	2013	2012
INCOME:
Interest on investment securities and other short-term investments	$13	$20	$40
Interest on loan receivable from the Bank	42	50	59
Total income	55	70	99
EXPENSE:
Management service fees paid to the Bank	143	143	142
Other expenses	459	685	3,624
Total expense	602	828	3,766
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED LOSS OF THE BANK	(547)	(758)	(3,667)
PROVISION (BENEFIT) FOR INCOME TAXES	(1,365)	(258)	81
INCOME (LOSS) OF PARENT COMPANY	818	(500)	(3,748)
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	18,605	3,133	(27,909)
NET INCOME (LOSS)	$19,423	$2,633	$(31,657)

  There were no items of other comprehensive income for the parent Company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2014, 2013 AND 2012

(In thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,423	$2,633	$(31,657)
Adjustments to reconcile net income (loss) cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of the Bank	(18,605)	(3,133)	27,909
Benefit for deferred income taxes	(1,364)	-	(15)
Writedown of real estate owned	-	-	1,997
Earned ESOP shares	68	42	62
Stock based compensation	78	2	12
Changes in assets and liabilities
Other assets	131	577	114
Accrued expenses and other liabilities	355	695	1,382
Net cash provided by (used in) operating activities	86	816	(196)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate owned	-	-	1,041
Additional investment in subsidiary	-	(2,700)	(2,000)
Net cash used in investing activities	-	(2,700)	(959)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86	(1,884)	(1,155)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,020	2,904	4,059
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,106	$1,020	$2,904

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of real estate owned	$-	$-	$5,290

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2014:
Interest income	$6,536	$6,673	$6,764	$6,831
Interest expense	582	645	664	677
Net interest income	5,954	6,028	6,100	6,154
Provision for (recapture of) loan losses	(1,200)	-	-	(2,500)
Non-interest income	1,850	2,384	1,887	2,246
Non-interest expense	7,460	7,611	7,647	9,243
Income before income taxes	1,544	801	340	1,657
Provision (benefit) for income taxes	(15,097)	-	(1)	17
Net income	$16,641	$801	$341	$1,640
Basic earnings per share (1)	$0.74	$0.04	$0.02	$0.07
Diluted earnings per share (1)	$0.74	$0.04	$0.02	$0.07
Fiscal 2013:
Interest income	$6,905	$8,136	$8,648	$9,243
Interest expense	700	752	861	1,172
Net interest income	6,205	7,384	7,787	8,071
Provision for (recapture of) loan losses	(3,600)	-	500	4,000
Non-interest income	2,032	2,087	2,314	2,440
Non-interest expense	10,236	8,434	7,812	8,276
Income (loss) before income taxes	1,601	1,037	1,789	(1,765)
Provision for income taxes	6	6	2	15

Net income (loss)	$1,595	$1,031	$1,787	$(1,780)

Basic earnings (loss) per share (1)	$0.07	$0.05	$0.08	$(0.08)

Diluted earnings (loss) per share (1)	$0.07	$0.05	$0.08	$(0.08)
          (1)  Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on March 31, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2014, the Company’s internal control over financial reporting were effective based on those criteria.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2014 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this Form 10-K, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Gary R. Douglass, Edward R. Geiger, and Jerry C. Olson. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market Listing Standards. The Company’s Board of Directors has Mr. Douglass, Audit Committee Chairman, as its financial expert, as defined in SEC’s Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders (excluding the information contained under the heading “Personnel/Compensation Committee Report,”) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2003 Stock Option Plan	412,154	7.76	-
1998 Stock Option Plan	62,500	8.85	-

Equity compensation plans not approved by security holders:	-	-	-

Total	474,654		-

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned “Independent Auditor” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders (excluding the information contained under the heading of “Report of the Audit Committee”) is incorporated herein by reference.

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

3.	Exhibits
	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Bylaws of the Registrant (1)
	4	Form of Certificate of Common Stock of the Registrant (1)
	10.1	Form of Employment Agreement between the Bank and each of Patrick Sheaffer, Ronald A. Wysaske, and John A. Karas (2)
	10.2	Employee Severance Compensation Plan (3)
	10.3	Employee Stock Ownership Plan (4)
	10.4	1998 Stock Option Plan (5)
	10.5	2003 Stock Option Plan (6)
	10.6	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
	10.7	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
	11	Statement of recomputation of per share earnings (See Note 16 of the Notes to Consolidated Financial Statements contained herein.)
	21	Subsidiaries of Registrant (8)
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Yearly Report on Form 10-K for the year ended March 31, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (9)

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

RIVERVIEW BANCORP, INC.

Date: June 13, 2014	By: /s/ Patrick Sheaffer
Patrick Sheaffer Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick Sheaffer	By: /s/ Ronald A. Wysaske
Patrick Sheaffer	Ronald A. Wysaske
Chairman of the Board and	President and Chief Operating Officer
Chief Executive Officer	Director
(Principal Executive Officer)

Date: June 13, 2014	Date: June 13, 2014

By: /s/ Kevin J. Lycklama	By: /s/ Bess R. Wills
Kevin J. Lycklama	Bess R. Wills
Executive Vice President and	Director
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 13, 2014	Date: June 13, 2014

By: /s/ Gary R. Douglass	By: /s/ Edward R. Geiger
Gary R. Douglass	Edward R. Geiger
Director	Director

Date: June 13, 2014	Date: June 13, 2014

By: /s/ Michael D. Allen	By: /s/ Jerry C. Olson
Michael D. Allen	Jerry C. Olson
Director	Director

Date: June 13, 2014	Date: June 13, 2014

By: /s/ Gerald L. Nies
Gerald L. Nies
Director

Date: June 13, 2014

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

Exhibit 101
The following materials from Riverview Bancorp, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements