Form 10-Q
period 2014-06-30
RIVERVIEW BANCORP INC
filed 2014-08-14
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of August 14, 2014.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014	2

	Consolidated Statements of Income Three Months Ended June 30, 2014 and 2013	3

	Consolidated Statements of Comprehensive Income Three Months Ended June 30, 2014 and 2013	4

	Consolidated Statements of Equity Three Months Ended June 30, 2014 and 2013	5

	Consolidated Statements of Cash Flows Three Months Ended June 30, 2014 and 2013	6

	Notes to Consolidated Financial Statements	7-22

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-36

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4:	Controls and Procedures	36

Part II.	Other Information	37-38

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		39
Certifications
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

Forward Looking Statements

As used in this Form 10-Q, the terms “we,” “our” “us”, “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its  liquidity and earnings; the Company’s compliance with regulatory enforcement actions entered into with its banking regulators and the possibility that noncompliance could result in the imposition of additional enforcement actions and additional requirements or restrictions on its operations; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company’s ability to attract and retain deposits; increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND MARCH 31, 2014
(In thousands, except share and per share data) (Unaudited)	June 30, 2014	March 31, 2014
ASSETS
Cash (including interest-earning accounts of $23,815 and $51,715)	$41,556	$68,577
Certificates of deposit held for investment	34,435	36,925
Loans held for sale	795	1,024
Investment securities available for sale, at fair value (amortized cost of $21,869 and $23,866)	21,549	23,394
Mortgage-backed securities held to maturity, at amortized cost (fair value of $99 and $104)	98	101
Mortgage-backed securities available for sale, at fair value (amortized cost of $98,166 and $79,083)	98,413	78,575
Loans receivable (net of allowance for loan losses of $12,281 and $12,551)	534,712	520,937
Real estate and other personal property owned	5,926	7,703
Prepaid expenses and other assets	3,858	3,197
Accrued interest receivable	1,964	1,836
Federal Home Loan Bank stock, at cost	6,533	6,744
Premises and equipment, net	16,260	16,417
Deferred income taxes, net	14,748	15,433
Mortgage servicing rights, net	373	369
Goodwill	25,572	25,572
Core deposit intangible, net	20	26
Bank owned life insurance	17,830	17,691
TOTAL ASSETS	$824,642	$824,521

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$686,641	$690,066
Accrued expenses and other liabilities	12,759	10,497
Advanced payments by borrowers for taxes and insurance	365	467
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,340	2,361
Total liabilities	724,786	726,072

COMMITMENTS AND CONTINGENCIES (See Note 14)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
June 30, 2014 – 22,471,890 issued and outstanding	225	225
March 31, 2014 – 22,471,890 issued and outstanding
Additional paid-in capital	65,218	65,195
Retained earnings	34,332	33,592
Unearned shares issued to employee stock ownership trust	(361)	(387)
Accumulated other comprehensive loss	(48)	(647)
Total shareholders’ equity	99,366	97,978

Noncontrolling interest	490	471
Total equity	99,856	98,449
TOTAL LIABILITIES AND EQUITY	$824,642	$824,521

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME	Three Months Ended June 30
(In thousands, except share and per share data) (Unaudited)	2014	2013

INTEREST INCOME
Interest and fees on loans receivable	$6,171	$6,605
Interest on investment securities – taxable	84	39
Interest on mortgage-backed securities	480	16
Other interest and dividends	131	171
Total interest and dividend income	6,866	6,831

INTEREST EXPENSE:
Interest on deposits	360	527
Interest on borrowings	147	150
Total interest expense	507	677
Net interest income	6,359	6,154
Less recapture of loan losses	(300)	(2,500)
Net interest income after recapture of loan losses	6,659	8,654

NON-INTEREST INCOME:
Fees and service charges	1,070	1,030
Asset management fees	820	736
Net gain on sale of loans held for sale	126	317
Bank owned life insurance	138	142
Other	56	21
Total non-interest income	2,210	2,246

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,174	3,870
Occupancy and depreciation	1,087	1,244
Data processing	470	688
Amortization of core deposit intangible	6	17
Advertising and marketing expense	150	204
FDIC insurance premium	175	411
State and local taxes	137	126
Telecommunications	76	68
Professional fees	289	338
Real estate owned expenses	616	1,612
Other	555	665
Total non-interest expense	7,735	9,243

INCOME BEFORE INCOME TAXES	1,134	1,657
PROVISION FOR INCOME TAXES	394	17
NET INCOME	$740	$1,640

Earnings per common share:
Basic	$0.03	$0.07
Diluted	0.03	0.07
Weighted average number of shares outstanding:
Basic	22,382,595	22,357,962
Diluted	22,408,775	22,358,633

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands) (Unaudited)	2014	2013

Net income	$740	$1,640

Other comprehensive income: (1)
Unrealized holding gain on securities, net	907	70
Income tax expense related to securities unrealized holding gain	(308)	(24)

Noncontrolling interest	19	32
Total comprehensive income	$1,358	$1,718

(1) There were no reclassifications out of other comprehensive income for the three months ended June 30, 2014 and 2013.

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2013	22,471,890	$225	$65,551	$14,169	$(490)	$(1,013)	$603	$79,045

Net income	-	-	-	1,640	-	-	-	1,640
Earned ESOP shares	-	-	(10)	-	26	-	-	16
Unrealized holding gain on securities available for sale	-	-	-	-	-	46	-	46
Noncontrolling interest	-	-	-	-	-	-	32	32

Balance June 30, 2013	22,471,890	$225	$65,541	$15,809	$(464)	$(967)	$635	$80,779

Balance April 1, 2014	22,471,890	$225	$65,195	$33,592	$(387)	$(647)	$471	$98,449

Net income	-	-	-	740	-	-	-	740
Stock option expense	-	-	26	-	-	-	-	26
Earned ESOP shares	-	-	(3)	-	26	-	-	23
Unrealized holding gain on securities available for sale	-	-	-	-	-	599	-	599
Noncontrolling interest	-	-	-	-	-	-	19	19

Balance June 30, 2014	22,471,890	$225	$65,218	$34,332	$(361)	$(48)	$490	$99,856

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands) (Unaudited)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$740	$1,640
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	746	424
Recapture of loan losses	(300)	(2,500)
Provision for deferred income taxes	377	-
Noncash expense related to ESOP	23	16
Increase (decrease) in deferred loan origination fees, net of amortization	(39)	82
Origination of loans held for sale	(3,640)	(12,490)
Proceeds from sales of loans held for sale	3,945	12,326
Stock based compensation expense	26	-
Writedown of real estate owned	513	1,292
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(130)	(289)
Income from bank owned life insurance	(138)	(142)
Changes in assets and liabilities:
Prepaid expenses and other assets	(703)	205
Accrued interest receivable	(128)	(4)
Accrued expenses and other liabilities	2,318	1,029
Net cash provided by operating activities	3,610	1,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(4,849)	9,285
Purchases of loans receivable	(8,726)	-
Proceeds from call, maturity, or sale of investment securities available for sale	4,000	-
Principal repayments on investment securities available for sale	-	29
Purchase of investment securities available for sale	(2,000)	(8,000)
Principal repayments on mortgage-backed securities available for sale	3,444	120
Principal repayments on mortgage-backed securities held to maturity	3	3
Purchase of mortgage-backed securities available for sale	(22,780)	(6,094)
Purchase of premises and equipment and capitalized software	(202)	(366)
Redemption of certificates of deposits held for investment, net	2,490	1,983
Proceeds from redemption of Federal Home Loan Bank stock	211	65
Proceeds from sale of real estate owned and premises and equipment	1,326	2,968
Net cash used in investing activities	(27,083)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deposit accounts	(3,425)	(4,311)
Principal payments under capital lease obligation	(21)	(20)
Net decrease in advance payments by borrowers	(102)	(788)
Net cash used in financing activities	(3,548)	(5,119)

NET DECREASE IN CASH	(27,021)	(3,537)
CASH, BEGINNING OF PERIOD	68,577	115,415
CASH, END OF PERIOD	$41,556	$111,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$381	$530
Income taxes	15	13

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$52	$1,812
Fair value adjustment to securities available for sale	907	70
Income tax effect related to fair value adjustment	(308)	(24)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2014 (“2014 Form 10-K”). The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

2.	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of: Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc.; and the Bank’s majority owned subsidiary, Riverview Asset Management Corp. (“RAMCorp”) (collectively referred to as the “Company”). All inter-company transactions and balances have been eliminated in consolidation.

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

The following table presents information on stock options outstanding for the periods shown.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	474,654	7.91	407,500	9.05
Grants	-	-	-	-
Forfeited	-	-	-	-
Expired	(28,000)	9.06	(10,000)	8.44
Balance, end of period	446,654	7.83	397,500	9.07

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Stock options fully vested and expected to vest:
Number	441,896	397,100
Weighted average exercise price	$7.89	$9.08
Aggregate intrinsic value (1)	$122,000	$3,000
Weighted average contractual term of options (years)	4.39	4.20
Stock options fully vested and currently exercisable:
Number	357,900	394,300
Weighted average exercise price	$9.09	$9.12
Aggregate intrinsic value (1)	$29,000	$2,000
Weighted average contractual term of options (years)	3.30	4.17

(1)   The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

Stock-based compensation expense related to stock options for the three months ended June 30, 2014 and 2013 was $26,000 and $0, respectively. As of June 30, 2014, there was no unrecognized compensation expense related to unvested stock options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. There were no stock options granted during the three months ended June 30, 2014 and 2013.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed exercise of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three months ended June 30, 2014 and 2013, stock options for 342,000 and 397,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended June 30,
	2014	2013
Basic EPS computation:
Numerator-net income	$740,000	$1,640,000
Denominator-weighted average common shares outstanding	22,382,595	22,357,962
Basic EPS	$0.03	$0.07
Diluted EPS computation:
Numerator-net income	$740,000	$1,640,000
Denominator-weighted average common shares outstanding	22,382,595	22,357,962
Effect of dilutive stock options	26,180	671
Weighted average common shares
and common stock equivalents	22,408,775	22,358,633
Diluted EPS	$0.03	$0.07

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Trust preferred	$1,919	$-	$(44)	$1,875
Agency securities	19,950	65	(341)	19,674
Total	$21,869	$65	$(385)	$21,549

March 31, 2014
Trust preferred	$1,919	$-	$(16)	$1,903
Agency securities	21,947	6	(462)	21,491
Total	$23,866	$6	$(478)	$23,394

The contractual maturities of investment securities available for sale are as follows (in thousands):
June 30, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	18,941	18,653
Due after five years through ten years	1,009	1,021
Due after ten years	1,919	1,875
Total	$21,869	$21,549

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014

Trust preferred	$1,875	$(44)	$-	$-	$1,875	$(44)
Agency securities	-	-	12,659	(341)	12,659	(341)
Total	$1,875	$(44)	$12,659	$(341)	$14,534	$(385)

March 31, 2014

Trust preferred	$1,903	$(16)	$-	$-	$1,903	$(16)
Agency securities	17,985	(462)	-	-	17,985	(462)
Total	$19,888	$(478)	$-	$-	$19,888	$(478)

At June 30, 2014, the Company had a single collateralized debt obligation which is secured by a pool of trust preferred securities issued by 15 other holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuers. Four of the issuers of trust preferred securities in this pool have defaulted (representing 51% of the remaining collateral, including excess collateral), and two other issuers are currently deferring interest payments (6% of the remaining collateral). The Company has estimated an expected default rate of 43% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 65% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the three months ended June 30, 2014, the Company determined that there was no additional OTTI charge on the above collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The Company realized no gains or losses on sales of investment securities for the three months ended June 30, 2014 and 2013. Investment securities with an amortized cost of $1.0 million at June 30, 2014 and March 31, 2014 and a fair value of $979,000 and $975,000 at June 30, 2014 and March 31, 2014, respectively, were pledged as collateral for governmental public funds held by the Bank.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Mortgage-backed securities (1)	$98	$1	$-	$99

March 31, 2014
Mortgage-backed securities (1)	$101	$3	$-	$104

(1) Comprised of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“ FHLMC”) issued securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

June 30, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	79	80
Due after ten years	19	19
Total	$98	$99

Mortgage-backed securities held to maturity with an amortized cost of $34,000 and $36,000 and a fair value of $35,000 and $37,000 at June 30, 2014 and March 31, 2014, respectively, were pledged as collateral for governmental public funds.

Mortgage-backed securities available for sale consisted of the following (in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits (1)	$19,638	$23	$(54)	$19,607
Mortgage-backed securities (2)	72,637	494	(211)	72,920
Other mortgage-backed securities (3)	5,891	24	(29)	5,886
Total	$98,166	$541	$(294)	$98,413

March 31, 2014
Real estate mortgage investment conduits	$7,218	$9	$(77)	$7,150
Mortgage-backed securities	65,858	102	(547)	65,413
Other mortgage-backed securities	6,007	18	(13)	6,012
Total	$79,083	$129	$(637)	$78,575

(1) Comprised of FHLMC and FNMA issued securities.
(2) Comprised of FHLMC, FNMA and Ginnie Mae (“GNMA”) issued securities.
(3) Comprised of U.S. Small Business Administration (“SBA”) issued securities and Commercial Real Estate (“CRE”) secured securities issued by private issuers.

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
June 30, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	20	21
Due after five years through ten years	12,995	13,095
Due after ten years	85,151	85,297
Total	$98,166	$98,413

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014

Real estate mortgage investment conduits	$9,946	$(54)	$-	$-	$9,946	$(54)
Mortgage-backed securities (1)	4,465	(17)	5,358	(194)	9,823	(211)
Other mortgage-backed securities (2)	3,514	(29)	-	-	3,514	(29)
Total	$17,925	$(100)	$5,358	$(194)	$23,283	$(294)

March 31, 2014

Real estate mortgage investment conduits	$4,996	$(77)	$-	$-	$4,996	$(77)
Mortgage-backed securities	49,177	(547)	-	-	49,177	(547)
Other mortgage-backed securities	1,526	(13)	-	-	1,526	(13)
Total	$55,699	$(637)	$-	$-	$55,699	$(637)

(1) Comprised of FHLMC and FNMA issued securities.
(2) Comprised of SBA issued securities.

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

Mortgage-backed securities available for sale with an amortized cost of $1.6 million and $1.7 million and a fair value of $1.6 million and $1.7 million at June 30, 2014 and March 31, 2014, respectively, were pledged as collateral for governmental public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	June 30, 2014	March 31, 2014
Commercial and construction
Commercial business	$75,702	$71,632
Other real estate mortgage	327,287	324,881
Real estate construction	18,347	19,482
Total commercial and construction	421,336	415,995

Consumer
Real estate one-to-four family	93,550	93,007
Other installment	32,107	24,486
Total consumer	125,657	117,493

Total loans	546,993	533,488

Less: Allowance for loan losses	12,281	12,551
Loans receivable, net	$534,712	$520,937

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2014, loans carried at $329.0 million were pledged as collateral to the Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) for borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of June 30, 2014 and March 31, 2014, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses (in thousands):

Three months ended June 30, 2014	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,409	$5,269	$340	$203	$387	$2,653	$1,290	$12,551
Provision for (recapture of) loan losses	(805)	149	(105)	57	(33)	218	219	(300)
Charge-offs	-	(25)	-	-	-	(30)	-	(55)
Recoveries	2	-	62	-	-	21	-	85
Ending balance	$1,606	$5,393	$297	$260	$354	$2,862	$1,509	$12,281

Three months ended June 30, 2013

Beginning balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643
Provision for (recapture of) loan losses	(563)	(352)	(1,200)	(209)	21	(328)	131	(2,500)
Charge-offs	(55)	(74)	(8)	-	(7)	(138)	-	(282)
Recoveries	184	15	483	-	4	150	-	836
Ending balance	$1,694	$5,568	$1,294	$332	$239	$2,633	$1,937	$13,697

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):
	Allowance for loan losses			Recorded investment in loans
June 30, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,606	$1,606	$930	$74,772	$75,702
Commercial real estate	-	5,393	5,393	17,448	272,087	289,535
Land	-	297	297	825	14,426	15,251
Multi-family	-	260	260	2,345	20,156	22,501
Real estate construction	-	354	354	-	18,347	18,347
Consumer	137	2,725	2,862	3,982	121,675	125,657
Unallocated	-	1,509	1,509	-	-	-
Total	$137	$12,144	$12,281	$25,530	$521,463	$546,993

March 31, 2014

Commercial business	$-	$2,409	$2,409	$947	$70,685	$71,632
Commercial real estate	137	5,132	5,269	18,122	269,386	287,508
Land	-	340	340	858	15,387	16,245
Multi-family	-	203	203	2,014	19,114	21,128
Real estate construction	-	387	387	-	19,482	19,482
Consumer	142	2,511	2,653	4,009	113,484	117,493
Unallocated	-	1,290	1,290	-	-	-
Total	$279	$12,272	$12,551	$25,950	$507,538	$533,488

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $144,000 and $401,000 during the three months ended June 30, 2014 and 2013, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

June 30, 2014	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$88	$187	$275	$75,427	$75,702	$-
Commercial real estate	1,921	7,038	8,959	280,576	289,535	-
Land	-	800	800	14,451	15,251	-
Multi-family	-	2,345	2,345	20,156	22,501	-
Real estate construction	-	-	-	18,347	18,347	-
Consumer	388	2,682	3,070	122,587	125,657	-
Total	$2,397	$13,052	$15,449	$531,544	$546,993	$-

March 31, 2014

Commercial business	$120	$452	$572	$71,060	$71,632	$-
Commercial real estate	188	8,067	8,255	279,253	287,508	-
Land	-	800	800	15,445	16,245	-
Multi-family	359	2,014	2,373	18,755	21,128	-
Real estate construction	-	-	-	19,482	19,482	-
Consumer	1,580	2,729	4,309	113,184	117,493	-
Total	$2,247	$14,062	$16,309	$517,179	$533,488	$-

Credit quality indicators: The Company monitors credit risk in its loan portfolio using a risk rating system for all commercial (non-consumer) loans. The risk rating system is a measure of the credit risk of the borrower based on their historical, current and anticipated financial characteristics. The Company assigns a risk rating to each commercial loan at origination and subsequently updates these ratings, as necessary, so the risk rating continues to reflect the appropriate risk characteristics of the loan. Application of appropriate risk ratings is key to management of the loan portfolio risk. In arriving at the rating, the Company considers the following factors: delinquency, payment history, quality of management, liquidity, leverage, earning trends, alternative funding sources, geographic risk, industry risk, cash flow adequacy, account practices, asset protection and extraordinary risks. Consumer loans, including custom construction loans, are not assigned a risk rating but rather are grouped into homogeneous pools with similar risk characteristics. When a consumer loan is delinquent 90 days, it is placed on non-accrual status and assigned a substandard risk rating. Loss factors are assigned to each risk rating and homogeneous pool based on historical loss experience for similar loans. This historical loss experience is adjusted for qualitative factors that are likely to cause the estimated credit losses to differ from the Company’s historical loss experience. The Company uses these loss factors to estimate the general component of its allowance for loan loss.

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	June 30, 2014		March 31, 2014
	Weighted- Average Risk Grade	Classified Loans (2)	Weighted- Average Risk Grade	Classified Loans (2)

Commercial business	3.44	$1,182	3.54	$8,419
Commercial real estate	3.84	18,810	3.87	19,838
Land	3.86	800	3.88	800
Multi-family	3.81	2,358	3.81	2,028
Real estate construction	3.23	-	3.08	-
Consumer (1)	7.00	2,682	7.00	2,729
Total	3.76	$25,832	3.82	$33,814

Total loans risk rated	$423,966		$418,503

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

The following tables present an analysis of impaired loans at the dates indicated (in thousands):

June 30, 2014	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$930	$-	$930	$1,059	$-
Commercial real estate	17,448	-	17,448	19,538	-
Land	825	-	825	828	-
Multi-family	2,345	-	2,345	2,475	-
Consumer	2,578	1,404	3,982	4,661	137
Total	$24,126	$1,404	$25,530	$28,561	$137

March 31, 2014

Commercial business	$947	$-	$947	$1,067	$-
Commercial real estate	17,956	166	18,122	20,601	137
Land	858	-	858	861	-
Multi-family	2,014	-	2,014	2,103	-
Consumer	2,596	1,413	4,009	4,639	142
Total	$24,371	$1,579	$25,950	$29,271	$279

	Three Months ended June 30, 2014		Three Months ended June 30, 2013
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$938	$11	$793	$4
Commercial real estate	17,785	112	22,114	134
Land	842	-	2,566	3
Multi-family	2,179	-	3,589	15
Real estate construction	-	-	172	-
Consumer	3,996	19	4,091	11
Total	$25,740	$142	$33,325	$167

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

The following table presents newly restructured loans that occurred during the three months ended June 30, 2014 and 2013:

	June 30, 2014			June 30, 2013
(Dollars in Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate	1	$344	$346	-	$-	$-
Consumer	-	-	-	1	43	42
Total	1	$344	$346	1	$43	$42

There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended June 30, 2014.

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payment in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months will be charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale would result in full repayment of the outstanding loan balance. Once any of these or other potential sources of repayment are exhausted, the impaired portion of the loan is charged-off, unless an updated valuation of the collateral reveals no impairment. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is promptly charged off.

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

The Company performed an impairment assessment as of October 31, 2013 and determined that no impairment of goodwill asset exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis. After the step two analysis was completed, the Company determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

An interim impairment test was not deemed necessary as of June 30, 2014, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

10.	JUNIOR SUBORDINATED DEBENTURES

At June 30, 2014, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral through June 30, 2014. As of June 30, 2014 and March 31, 2014, the Company has deferred a total of $3.8 million and $3.7 million, respectively, of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Income. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at June 30, 2014 and March 31, 2014, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms of the Debentures at June 30, 2014 (in thousands):

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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).
		Fair value measurements using
June 30, 2014	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment securities available for sale
Trust preferred	$1,875	$-	$-	$1,875
Agency securities	19,674	-	19,674	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	19,607	-	19,607	-
Mortgage-backed securities	72,920	-	72,920	-
Other mortgage-backed securities	5,886	-	5,886	-
Total recurring assets measured at fair value	$119,962	$-	$118,087	$1,875

March 31, 2014

Investment securities available for sale
Trust preferred	$1,903	$-	$-	$1,903
Agency securities	21,491	-	21,491	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	7,150	-	7,150	-
Mortgage-backed securities	65,413	-	65,413	-
Other mortgage-backed securities	6,012	-	6,012	-
Total recurring assets measured at fair value	$101,969	$-	$100,066	$1,903

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2014 and 2013 (in thousands). There were no transfers of assets in to or out of Level 1, 2 or 3 for the three months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
	Available for sale securities	Available for sale securities

Beginning balance	$1,903	$1,238
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	(28)	829
Ending balance	$1,875	$2,067

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

The Company has determined that the market for its collateralized debt obligation secured by a pool of trust preferred pooled securities was inactive. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the increased implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect the Company’s assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions, historical repayment information, as well as the Company’s future expectations of the capital markets.

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures during the three months ended June 30, 2014. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).
		Fair value measurements using
June 30, 2014	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$1,000	$-	$-	$1,000
Real estate owned	3,984	-	-	3,984
Total nonrecurring assets measured at fair value	$4,984	$-	$-	$4,984

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2014 (in thousands):

	Valuation technique	Significant unobservable inputs	Range (1)

Loans measured for impairment	Appraised value	Adjustment for market conditions	0%

Real estate owned	Appraised value	Adjustment for market conditions	0%

(1) There were no adjustments to appraised values at June 30, 2014

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

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure”. The ASU clarifies when a creditor would be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that all or a portion of the loan would be derecognized and the real estate property recognized. Under the guidance, a consumer loan collateralized by residential real estate should be reclassified to other real estate owned when (1) the creditor obtains legal title to the residential property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement. In addition, an entity is required to disclose the amount of residential real estate meeting the conditions above, and the recorded investment in consumer mortgage loans secured by residential real estate that are in the process of foreclosure. ASU 2014-04 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment.” The ASU clarifies and improves disclosures when a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers." This implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2016. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

The estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

June 30, 2014	Carry value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Assets:
Cash	$41,556	$41,556	$-	$-	$41,556
Certificates of deposit held for investment	34,435	-	34,692	-	34,692
Investment securities available for sale	21,549	-	19,674	1,875	21,549
Mortgage-backed securities held to maturity	98	-	99	-	99
Mortgage-backed securities available for sale	98,413	-	98,413	-	98,413
Loans receivable, net	534,712	-	-	492,657	492,657
Loans held for sale	795	-	795	-	795
Federal Home Loan Bank stock	6,533	-	6,533	-	6,533

Liabilities:
Demand – savings deposits	531,697	531,697	-	-	531,697
Time deposits	154,944	-	154,844	-	154,844
Junior subordinated debentures	22,681	-	-	10,772	10,772

March 31, 2014	Carry value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Assets:
Cash	$68,577	$68,577	$-	$-	$68,577
Certificates of deposit held for investment	36,925	-	37,176	-	37,176
Investment securities available for sale	23,394	-	21,491	1,903	23,394
Mortgage-backed securities held to maturity	101	-	104	-	104
Mortgage-backed securities available for sale	78,575	-	78,575	-	78,575
Loans receivable, net	520,937	-	-	480,454	480,454
Loans held for sale	1,024	-	1,024	-	1,024
Federal Home Loan Bank stock	6,744	-	6,744	-	6,744

Liabilities:
Demand – savings deposits	527,813	527,813	-	-	527,813
Time deposits	162,253	-	162,020	-	162,020
Junior subordinated debentures	22,681	-	-	11,233	11,233

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

At June 30, 2014, a schedule of significant off-balance sheet commitments is listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$5,547
Fixed-rate	8,793
Standby letters of credit	791
Undisbursed loan funds, and unused lines of credit	81,444
Total	$96,575

At June 30, 2014, the Company had firm commitments to sell $2.4 million of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2014, loans under warranty totaled $118.5 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Company believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability has been recorded in the consolidated financial statements.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company’s financial position, results of operations and cash flows.

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2014 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the Company’s 2014 Form 10-K.

Regulatory Developments and Significant Events

In January 2012, the Bank agreed to the Office of the Comptroller of the Currency (“OCC”) establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of June 30, 2014, the Bank’s Tier 1 capital (leverage) ratio was 10.93% and its total risk-based capital ratio was 16.58%.

In October 2009, the Company entered into a Memorandum of Understanding (“MOU”) agreement with the Office of Thrift Supervision, at the time the Company’s primary regulator. In May 2013, the Company entered into a written agreement with the Federal Reserve which superseded the MOU. This written agreement requires the Company to: (a) provide notice to and obtain written approval from the Federal Reserve prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written approval from the Federal Reserve prior to the Company incurring, issuing, renewing or repurchasing any new debt; (c) provide notice to and obtain written approval from the Federal Reserve prior to the Company making payments on its Debentures; (d) submit a written statement of its planned sources and uses of cash for debt service, operating expenses, and other purposes (“Cash Flow Projection”) beginning for calendar year 2013 and  submit progress reports related to its Cash Flow Projections and financial results.

The Company believes it is currently in compliance with all of the requirements of the written agreement with the Federal Reserve through its normal business operations. The written agreement will remain in effect until modified or terminated by the Federal Reserve.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. The Company’s strategy over the past several years has been to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. The Company’s loan portfolio totaled $534.7 million at June 30, 2014 compared to $520.9 million at March 31, 2014.

Most recently, the Company’s primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. The Company also purchased two separate pools of automobile loans during fiscal 2014 and one additional pool in the first fiscal quarter of 2015 totaling $8.7 million from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments. These indirect automobile loans were originated through a single dealership group located outside the Company’s primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. The Company does not have any immediate plans to purchase additional pools of auto loans. At June 30, 2014, one of the purchased automobile loans totaling $27,000 was on non-accrual status.

Through the Bank’s subsidiary, RAMCorp, the trust and financial services company which is located in downtown Vancouver, Washington, RAMCorp provides full-service brokerage activities, trust and asset management services. The Bank’s Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

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

At June 30, 2014, checking accounts totaled $236.0 million, or 34.4% of our total deposit mix, compared to $210.6 million or 31.9% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through RAMCorp and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 18 branches, including ten in Clark County, three in the Portland metropolitan area and three lending centers, including our most recently opened full-service branch in Gresham, Oregon.

Economic conditions in the Company’s market areas have continued to improve from the recent recessionary downturn; however, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 6.6% at May 31, 2014 compared to 8.2% at March 31, 2014 and 10.0% at June 30, 2013. According to the Oregon Employment Department, unemployment in Portland slightly increased to 6.3% at May 31, 2014 compared to 6.2% at March 31, 2014 and  decreased compared to 6.9% at June 30, 2013. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have slightly decreased to 2.8 months at June 30, 2014 compared to 3.1 months at March 31, 2014 and 2.9 months at June 30, 2013. Residential home inventory levels in Clark County have decreased to 3.9 months at June 30, 2014 compared to 4.6 months at March 31, 2014 and slightly increased compared to 3.7 months at June 30, 2013. According to the RMLS, closed home sales in Clark County increased 2.4% in June 2014 compared to June 2013. Closed home sales at June 2014 in Portland increased 4.2% compared to June 2013. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market; however, it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson (a firm specializing in Pacific Northwest commercial real estate sales and management) commercial vacancy rates in Clark County, Washington and Portland, Oregon were approximately 11.32% and 14.62%, respectively, as of June 30, 2014 compared to 11.19% and 15.97%, respectively, at June 30, 2013. The Company has also seen an increase in sales activity for building lots during the past twelve months

Operating Strategy

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. The Company has continued to reduce its exposure to land development and speculative construction loans. The total land development and speculative construction loan portfolios declined to $19.3 million at June 30, 2014 compared to $19.9 million at March 31, 2014. Nonperforming assets decreased $2.8 million to $19.0 million at June 30, 2014 compared to $21.8 million at March 31, 2014. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with its heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $374.9 million and $354.4 million at June 30, 2014 and 2013, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product for consumer customers, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to business customers. The Company introduced its mobile banking application during the second fiscal quarter of 2013 to further allow flexibility and convenience to its customers related to their banking needs. During June 2013, the Company also implemented a new core banking platform that will enable the Company to better serve its customer base. The Company also participates in an internet deposit listing service which allows the Company to post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. The Company does not currently have any internet based deposits during fiscal year 2015; however, the Company will continue to have accessibility to these funds in the future. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company also offers Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers along with the Certificate of Deposit Account Registry Service (CDARS™) program which allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) decreased $380,000 during the quarter-ended June 30, 2014. The Company had no outstanding advances from the FHLB or the FRB at June 30, 2014.

Continued Expense Control. Management has undertaken several initiatives to reduce non-interest expense and continues to make it a priority to identify cost savings opportunities throughout all aspects of the Company’s operations, including forming a cost saving committee whose mission is to find additional cost saving opportunities at the Company. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. In July 2014, the Company announced its intention to close one of its branches as a result of its failure to meet the Company’s required growth and profitability standards. This was an in-store branch located in Portland Oregon. The Company expects minimal impact to its customers and deposit totals due to this branch’s proximity to its new Gresham, Oregon branch opened in the summer of 2012.

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

Disciplined Franchise Expansion.  The Company believes opportunities currently exist within its market area to grow its franchise. The Company anticipates organic growth as the local economy and loan demand strengthens, through its marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in its market area. The Company may also seek to expand its franchise through the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. The Company expects to gradually expand its operations further in the Portland, Oregon metropolitan area which has a population of approximately two million people. The Company will continue to be disciplined as it pertains to future expansion focusing on the Pacific Northwest markets it knows and understands.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands).

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
June 30, 2014

Commercial business	$75,702	$-	$-	$75,702
Commercial construction	-	-	14,272	14,272
Office buildings	-	80,944	-	80,944
Warehouse/industrial	-	45,578	-	45,578
Retail/shopping centers/strip malls	-	61,170	-	61,170
Assisted living facilities	-	7,556	-	7,556
Single purpose facilities	-	94,287	-	94,287
Land	-	15,251	-	15,251
Multi-family	-	22,501	-	22,501
One-to-four family construction	-	-	4,075	4,075
Total	$75,702	$327,287	$18,347	$421,336

March 31, 2014	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total

Commercial business	$71,632	$-	$-	$71,632
Commercial construction	-	-	15,618	15,618
Office buildings	-	77,476	-	77,476
Warehouse/industrial	-	45,632	-	45,632
Retail/shopping centers/strip malls	-	63,049	-	63,049
Assisted living facilities	-	7,585	-	7,585
Single purpose facilities	-	93,766	-	93,766
Land	-	16,245	-	16,245
Multi-family	-	21,128	-	21,128
One-to-four family construction	-	-	3,864	3,864
Total	$71,632	$324,881	$19,482	$415,995

Comparison of Financial Condition at June 30, 2014 and March 31, 2014

Cash, including interest-earning accounts, totaled $41.6 million at June 30, 2014 compared to $68.6 million at March 31, 2014. The Company made the decision to invest a portion of its excess cash balances into investment and mortgage-backed securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program objectives in order to maximize earnings. As a part of the Company’s liquidity strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At June 30, 2014, certificates of deposits held for investment totaled $34.4 million compared to $36.9 million at March 31, 2014.

Investment securities available for sale totaled $21.5 million and $23.4 million at June 30, 2014 and at March 31, 2014, respectively. The Company primarily purchases agency securities with maturities of five years or less. For the quarter ended June 30, 2014, the Company determined that none of its investment securities required an OTTI charge. For additional information, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Mortgage-backed securities available-for-sale totaled $98.4 million at June 30, 2014, compared to $78.6 million at March 31, 2014. The increase was due to a decision by the Company to invest additional excess cash into higher yielding mortgage-backed securities. The Company primarily purchases a combination of mortgage-backed securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). The Company does not believe that it has any exposure to sub-prime mortgage backed securities.

Loans receivable, net, totaled $534.7 million at June 30, 2014, compared to $520.9 million at March 31, 2014. The increase in loans included $6.1 million in net organic loan growth as well as a $7.7 million net increase in purchased automobile loan pools. The Company does not have any immediate plans to purchase additional pools of automobile loans. The Company has seen an increase in loan demand in its market areas and anticipates organic loan growth will increase during fiscal year 2015. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Deposit accounts decreased $3.4 million to $686.6 million at June 30, 2014, compared to $690.1 million at March 31, 2014. The Company had no wholesale-brokered deposits as of June 30, 2014 or March 31, 2014. Core branch deposits accounted for 96.1% of total deposits at June 30, 2014, compared to 95.7% at March 31, 2014. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $1.4 million to $99.4 million at June 30, 2014 from $98.0 million at March 31, 2014. The increase was mainly attributable to net income of $740,000 and other comprehensive income related to unrealized holding gain on securities available for sale of $599,000 for the three months ended June 30, 2014.

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of June 30, 2014, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):
	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total Capital:
(To Risk-Weighted Assets)	$92,771	16.58%	$44,770	8.0%	$67,155	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	85,707	15.31	22,385	4.0	33,578	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	85,707	10.93	31,362	4.0	70,565	9.0	(1)
Tangible Capital:
(To Tangible Assets)	85,707	10.93	11,761	1.5	N/A	N/A

March 31, 2014
Total Capital:
(To Risk-Weighted Assets)	$90,733	16.66%	$43,572	8.0%	$65,359	12.0	% (1)
Tier 1 Capital:
(To Risk-Weighted Assets)	83,850	15.40	21,786	4.0	32,679	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	83,850	10.71	31,320	4.0	70,469	9.0	(1)
Tangible Capital:
(To Tangible Assets)	83,850	10.71	11,745	1.5	N/A	N/A

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

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. The Company continued with the interest deferral at June 30, 2014. As of June 30, 2014, the Company had deferred a total of $3.8 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Income. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2014, the Company used its sources of funds primarily to fund loan commitments, purchase investment securities and to fund deposit withdrawals. At June 30, 2014, cash and available for sale investments totaled $196.0 million, or 23.8% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At June 30, 2014, the Company had no advances from the FRB and a borrowing capacity of $54.4 million from the FRB. At June 30, 2014, there were no borrowings from the FHLB of Seattle and the Company had an available credit facility of $173.8 million. At June 30, 2014, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Company has utilized brokered deposits from time to time, the Company historically has not relied on brokered deposits to fund its operations. At June 30, 2014, the Company had no wholesale-brokered deposits. The Company also participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $35.9 million, or 5.2% of total deposits, and $38.3 million, or 5.6% of total deposits, at June 30, 2014 and March 31, 2014, respectively. Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. The Company does not currently have any internet based deposits; however, the Company will continue to have accessibility to these funds in the future. The combination of all the Company’s funding sources, gives the Company available liquidity of $512.9 million, or 62.2% of total assets at June 30, 2014.

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

At June 30, 2014, the Company had total commitments of $96.6 million, which includes commitments to extend credit of $14.3 million, unused lines of credit and undisbursed balances of $81.4 million and standby letters of credit totaling $791,000. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $105.7 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $72.8 million.

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

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $19.0 million or 2.30% of total assets at June 30, 2014 compared to $21.8 million or 2.64% of total assets at March 31, 2014.

The following table sets forth information regarding the Company’s nonperforming loans (dollars in thousands).

	June 30, 2014		March 31, 2014
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$187	4	$452
Commercial real estate	6	7,038	8	8,067
Land	1	800	1	800
Multi-family	2	2,345	1	2,014
Consumer	9	2,682	9	2,729
Total	20	$13,052	23	$14,062

The Company has continued to focus on managing the residential construction and land acquisition and development portfolios. At June 30, 2014, the Company’s residential construction and land acquisition and development loan portfolios were $4.1 million and $15.3 million, respectively as compared to $3.9 million and $19.2 million at June 30, 2013. The percentage of nonperforming loans in the residential construction and land acquisition and development portfolios at June 30, 2014 was 0.00% and 5.25%, respectively as compared to 4.30% and 7.63%, respectively, a year ago. For the three months ended June 30, 2014, there were no charge-offs or recoveries in the residential construction portfolio. Net recoveries in the land development portfolio totaled $62,000 for the three months ended June 30, 2014.

REO totaled $5.9 million at June 30, 2014 compared to $7.7 million at March 31, 2014. During the quarter, REO sales totaled $1.3 million, valuation write-downs totaled $513,000 and transfers to REO totaled $52,000. The $5.9 million balance of REO is comprised of single-family homes totaling $635,000, residential building lots totaling $878,000, land development property totaling $3.5 million and commercial real estate property totaling $914,000. All of these properties are located in Washington and Oregon.

The allowance for loan losses was $12.3 million or 2.25% of total loans at June 30, 2014 compared to $12.6 million or 2.35% of total loans at March 31, 2014. The decrease in the balance of the allowance for loan losses at June 30, 2014 reflects the continuing trend of lower levels of delinquent and classified loans, decreased charge-offs and increased recoveries, as well as stabilizing real estate values which began in fiscal 2014, which resulted in the Company recording a recapture of loan losses of $300,000 for the three months ended June 30, 2014.

The coverage ratio of allowance for loan losses to nonperforming loans was 94.09% at June 30, 2014 compared to 89.25% at March 31, 2014. At June 30, 2014, the Company identified $12.5 million, or 96.14% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at June 30, 2014 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral and when applicable, less selling costs, are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At June 30, 2014, the Company had TDRs totaling $22.4 million of which $13.0 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for two of the Company’s TDRs that defaulted since the loan was modified. The related amount of interest income recognized on these TDRs was $142,000 and $123,000 for the three months ended June 30, 2014 and 2013, respectively.

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

The following table sets forth information regarding the Company’s nonperforming assets.

	June 30, 2014	March 31, 2014
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$187	$452
Other real estate mortgage	10,183	10,881
Real estate one-to-four family	2,682	2,729
Total	13,052	14,062
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	13,052	14,062
REO	5,926	7,703
Total nonperforming assets	$18,978	$21,765

Foregone interest on non-accrual loans (1)	$144	$949
Total nonperforming loans to total loans	2.39%	2.64%
Total nonperforming loans to total assets	1.58	1.71
Total nonperforming assets to total assets	2.30	2.64

(1) Three months ended June 30, 2014 and twelve months ended March 31, 2014

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2014	(Dollars in thousands)

Commercial business	$-	$-	$187	$-	$-	$187
Commercial real estate	1,780	-	5,258	-	-	7,038
Land	-	800	-	-	-	800
Multi-family	1,988	-	357	-	-	2,345
Real estate one-to-four family	335	-	2,050	270	-	2,655
Other installment	-	-	-	-	27	27
Total nonperforming loans	4,103	800	7,852	270	27	13,052
REO	426	45	4,781	674	-	5,926
Total nonperforming assets	$4,529	$845	$12,633	$944	$27	$18,978

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2014

Commercial business	$-	$-	$452	$-	$-	$452
Commercial real estate	2,194	-	5,873	-	-	8,067
Multi-family	2,014	-	-	-	-	2,014
Land	-	800	-	-	-	800
Real estate one-to-four family	395	-	2,065	269	-	2,729
Total nonperforming loans	4,603	800	8,390	269	-	14,062
REO	$374	$542	$5,966	$821	-	7,703
Total nonperforming assets	$4,977	$1,342	$14,356	$1,090	$-	$21,765

The composition of the land development and speculative construction loan portfolios by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other	Total
June 30, 2014		(in thousands)

Land development	$1,963	$1,176	$12,112	$-	$15,251
Speculative construction	-	-	3,877	145	4,022
Total land development and speculative construction	$1,963	$1,176	$15,989	$145	$19,273

March 31, 2014

Land development	$2,676	$1,184	$12,385	$-	$16,245
Speculative construction	-	-	3,617	30	3,647
Total land development and speculative construction	$2,676	$1,184	$16,002	$30	$19,892

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

The following table sets forth information regarding the Company’s other loans of concern (dollars in thousands).

	June 30, 2014		March 31, 2014
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	11	$996	15	$7,967
Commercial real estate	11	11,772	11	11,771
Multi-family	1	13	1	14
Total	23	$12,781	27	$19,752

At June 30, 2014 and March 31, 2014, loans delinquent 30 - 89 days were 0.44% and 0.42%, respectively, of total loans. At June 30, 2014, the 30 - 89 days delinquency rate in the commercial business portfolio was 0.12% while the delinquency rate in the commercial real estate loan portfolio was 0.66%, comprised of two loans totaling $1.9 million. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 52.93% of total loans and commercial business loans represented 13.84% of total loans. At June 30, 2014, the 30-89 days delinquency rate in the real estate one-to-four family loan portfolio was 0.35%.

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

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Company’s Consolidated Financial Statements.

The Company performed its annual goodwill impairment test as of October 31, 2013. An interim impairment test was not deemed necessary as of June 30, 2014, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 35%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 7.5%, a net interest margin that approximated 4.0% and a return on assets that ranged from 0.68% to 0.99% (average of 0.80%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 16.7% utilized for our cash flow estimates and a terminal value estimated at 1.49 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.22 times tangible book value. The Company calculated a fair value of its reporting unit of $91 million using the corporate value approach, $87 million using the income approach and $97 million using the market approach, with a final concluded value of $93 million, with primary weight given to the market approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.

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

It is possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected; however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

Net Income. Net income was $740,000, or $0.03 per diluted share for the fiscal first quarter ended June 30, 2014, compared to $1.6 million, or $0.07 per diluted share for same prior year period. The Company’s earnings reflect the current stabilization of the economic environment and improvement in asset quality at the Company, which resulted in a $300,000 and $2.5 million recapture for loan losses for the three months ended June 30, 2014 and 2013, respectively.

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

Net interest income for the three months ended June 30, 2014 was $6.4 million, representing an increase of $205,000, or 3.3%, from $6.2 million during the same prior year period. The net interest margin for the three months ended June 30, 2014 was 3.46% compared to 3.51% for the three months ended June 30, 2013. This decrease was primarily the result of the downward repricing of loans within the loan portfolio as well as the increase in the average balance of lower yielding cash and short term investments.

The Company achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. At June 30, 2014, 7.22% of our loan portfolio had adjustable (floating) interest rates. At June 30, 2014, $25.3 million, or 64.07% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At June 30, 2014, $24.9 million or 4.56% of the loans in the Company’s loan portfolio were at the floor interest rate of which $21.1 million or 84.64% had yields that would begin floating again once the Wall Street Journal Prime Rate increases at least 150 basis points. While the Company does not anticipate further significant reductions in market interest rates, further modest reductions in its deposit costs are expected due to decreases in its deposit rate offerings and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spread

Interest Income. Interest income for the three months ended June 30, 2014 increased $35,000 to $6.9 million compared to $6.8 million for the same period in prior year. The increase was due primarily to the increase in the average balance of investment securities and mortgage-backed securities which resulted in an increase in interest income of $45,000 and $464,000, respectively. This increase was offset by a decrease of interest income on loans of $434,000 due to the impact of loans repricing down to the current low interest rates.

The average balance of net loans increased $6.7 million to $538.1 million for the three months ended June 30, 2014 from $531.4 million for the same prior year period. The increase in average loan balances was due to the Company recently purchasing three separate automobile loan pools with outstanding loan balances totaling $30.3 million at June 30, 2014. The average yield on net loans was 4.60% for the three months ended June 30, 2014 compared to 4.99% for the same three months in the prior year. The decrease in the average yield on net loans was primarily due to the impact of loans repricing downward in the current low interest rate environment and the lower yields on the automobile loan pools. During the three months ended June 30, 2014, the Company also reversed $7,000 of interest income on nonperforming loans compared to $110,000 for the same three months in the prior year.

Interest Expense. Interest expense decreased $170,000 to $507,000 for the three months ended June 30, 2014 compared to $677,000 for the three months ended June 30, 2013. The decrease in interest expense was primarily the result of declining deposit costs, due to the Company’s decision to reduce its deposit rate offerings in light of the continued low interest rate environment. The Company has continued to lower its deposit costs throughout the year on many of its deposit products. The weighted average interest rate on interest-bearing deposits decreased to 0.26% for the three months ended June 30, 2014 from 0.39% for the same period in the prior year.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$418,343	$4,789	4.59%	$457,796	$5,401	4.73%
Non-mortgage loans	119,753	1,382	4.63	73,631	1,204	6.56
Total net loans (1)	538,096	6,171	4.60	531,427	6,605	4.99

Mortgage-backed securities (2)	94,640	480	2.03	3,460	16	1.85
Investment securities (2)(3)	22,218	84	1.52	11,911	39	1.31
Daily interest-bearing assets	1,116	-	-	1,258	-	-
Other earning assets	81,647	131	0.64	154,870	171	0.44
Total interest-earning assets	737,717	6,866	3.73	702,926	6,831	3.90

Non-interest-earning assets:
Office properties and equipment, net	16,325			17,645
Other non-interest-earning assets	62,521			50,405
Total assets	$816,563			$770,976

Interest-bearing liabilities:
Regular savings accounts	$67,034	17	0.10	$54,683	20	0.15
Interest checking accounts	100,715	19	0.08	89,809	26	0.12
Money market deposit accounts	228,017	69	0.12	216,090	119	0.22
Certificates of deposit	158,159	255	0.65	182,550	362	0.80
Total interest-bearing deposits	553,925	360	0.26	543,132	527	0.39

Other interest-bearing liabilities	25,034	147	2.36	25,114	150	2.40
Total interest-bearing liabilities	578,959	507	0.35	568,246	677	0.48

Non-interest-bearing liabilities:
Non-interest-bearing deposits	128,188			114,004
Other liabilities	9,721			8,729
Total liabilities	716,868			690,979
Shareholders’ equity	99,695			79,997
Total liabilities and shareholders’ equity	$816,563			$770,976
Net interest income		$6,359			$6,154
Interest rate spread			3.38%			3.42%
Net interest margin			3.46%			3.51%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.42%			123.70%

Tax equivalent adjustment (3)		$-			$-

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter-ended June 30, 2014 compared to the quarter-ended June 30, 2013. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended June 30,
	2014 vs. 2013

	Increase (Decrease) Due to
			Total
			Increase
(in thousands)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(455)	$(157)	$(612)
Non-mortgage loans	603	(425)	178
Mortgage-backed securities	462	2	464
Investment securities (1)	38	7	45
Daily interest-bearing	-	-	-
Other earning assets	(99)	59	(40)
Total interest income	549	(514)	35

Interest Expense:
Regular savings accounts	5	(8)	(3)
Interest checking accounts	3	(10)	(7)
Money market deposit accounts	7	(57)	(50)
Certificates of deposit	(45)	(62)	(107)
Other interest-bearing liabilities	-	(3)	(3)
Total interest expense	(30)	(140)	(170)
Net interest income	$579	$(374)	$205

(1) Interest is presented on a fully tax-equivalent basis using a tax rate of 34%

Provision for Loan Losses. The recapture of loan losses for the three months ended June 30, 2014 was $300,000 and $2.5 million for the same period in the prior year. The recapture of the provision for loan losses were primarily a result of a decrease in net charge-offs and the decline in the level of delinquent, nonperforming and classified loans, as well as the stabilization of real estate values in our market areas. Although real estate values and the economy in our market areas have recently improved, classified and nonperforming loans remain at higher levels compared to historical trends as the pace of recovery has been modest and uneven. The relatively weak economy has also adversely affected the Bank’s commercial business and commercial real estate customers although classified commercial real estate loans have improved recently, decreasing to $18.8 million at June 30, 2014 compared to $19.8 million at March 31, 2014.

Net recoveries for the three months ended June 30, 2014 and 2013 were $30,000 and $554,000, respectively. Annualized net recoveries to average net loans for the three-month period ended June 30, 2014 and 2013 was 0.02% and 0.42%, respectively. The net recoveries occurred primarily as a result of the decrease in nonperforming loans and stabilization of real estate values as well as an increase in recoveries on previously charged off loans. Nonperforming loans were $13.1 million at June 30, 2014, compared to $21.4 million at June 30, 2013. The ratio of allowance for loan losses to nonperforming loans was 94.09% at June 30, 2014 compared to 64.03% at June 30, 2013. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of June 30, 2014, the Company had identified $25.5 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $24.1 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $1.2 million from their original loan balance. The remaining $1.4 million of impaired loans have specific valuation allowances totaling $137,000.

Non-Interest Income. Non-interest income decreased $36,000 for the three months ended June 30, 2014 compared to the same prior year period. The decrease between the periods resulted from a decrease of $191,000 on the gain on the sale of loans held for sale during the three months ended June 30, 2014 compared the three months ended June 30, 2013. The decrease in gain on the sale of loans held for sale was primarily due to the decrease in mortgage related activity as a result of an increase in mortgage interest rates during the first half of calendar year 2013 which curtailed refinancing activity. This decrease was offset by an increase in asset management fees of $84,000, which were driven by an increase in assets under management in addition to an increase in the fee structure assessed to cusotmers. Further, the decrease was offset by an increase of $35,000 in other non-interest income, reflecting, among other items, gains on REO sales of $5,000 for the three months ended June 30, 2014 compared to losses of $28,000 on REO sales for the same prior year period.

Non-Interest Expense. Non-interest expense decreased $1.5 million to $7.7 million for the three months ended June 30, 2014 compared to $9.2 million for the three months ended June 30, 2013. Management continues to focus on managing controllable costs as the Company proactively adjusts to lower levels of real estate lending activity. REO expenses (which includes operating costs and write-downs on property) decreased $996,000 primarily due to the overall decrease in REO balances at June 30, 2014 compared to June 30, 2013. Data processing expenses decreased $218,000 compared to the same period in the prior year as a result of conversion related expense in the prior year for the Company’s core operating system conversion. The Company’s FDIC insurance premiums also decreased $236,000 compared to the same period in prior year reflecting the Bank’s improved financial condition. Offsetting these decreases was an increase in salaries and employee benefits of $304,000 for the three months ended June 30, 2014 compared to the same prior year period. The increase in salaries and employee benefits was due to an increase in staffing in the Company’s lending groups as well as the reinstatement of incentive plans for the Company’s lending and retail employees.

Income Taxes. The provision for income taxes was $394,000 for the three months ended June 30, 2014 compared to $17,000 for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 and 2013 was 34.7% and 1.0%, respectively. As of June 30, 2013, the Company carried a deferred tax asset valuation allowance against its deferred tax asset which resulted in the minimum tax expense incurred during the three months ended June 30, 2013, which resulted in a minimal effective tax rate compared to the statutory tax rate. The Company’s effective tax rate at June 30, 2014 remains lower than the statutory tax rate primarily as a result of non-taxable income generated from investments in bank owned life insurance. At March 31, 2014, the Company reversed its deferred tax asset valuation allowance related to the Company’s’ deferred tax assets as management deemed that it was no longer appropriate to carry a deferred tax asset valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. In making this conclusion, management considered, among other factors, the Company’s earnings during the past three years, including that the Company had seven consecutive profitable quarters, the improvement in the Company’s asset quality and financial condition, as well as projected earnings and the impact from the Company’s balance sheet restructure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2014 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2014 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2014 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended June 30, 2014, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-K for the year ended March 31, 2014.

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
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (10)

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

RIVERVIEW BANCORP, INC.
By:	/S/ Patrick Sheaffer	By:	/S/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Executive Officer)
Date:	August 14, 2014	Date:	August 14, 2014

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a  registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.