Form 10-Q
period 2014-09-30
RIVERVIEW BANCORP INC
filed 2014-11-13
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-22957

RIVERVIEW BANCORP, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900,Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360 693-6650

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of November 13, 2014.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014	2

	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2014 and 2013	3

	Consolidated Statements of Comprehensive Income Three and Six Months Ended September 30, 2014 and 2013	4

	Consolidated Statements of Equity for the Six Months Ended September 30, 2014 and 2013	5

	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2014 and 2013	6

	Notes to Consolidated Financial Statements	7-23

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-38

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4:	Controls and Procedures	38

Part II.	Other Information	39-40

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		41
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND MARCH 31, 2014
(In thousands, except share and per share data) (Unaudited)	September 30, 2014	March 31, 2014
ASSETS
Cash (including interest-earning accounts of $17,417 and $51,715)	$30,988	$68,577
Certificates of deposit held for investment	32,941	36,925
Loans held for sale	353	1,024
Investment securities available for sale, at fair value (amortized cost of $19,873 and $23,866)	19,571	23,394
Mortgage-backed securities held to maturity, at amortized cost (fair value of $92 and $104)	90	101
Mortgage-backed securities available for sale, at fair value (amortized cost of $120,759 and $79,083)	120,740	78,575
Loans receivable (net of allowance for loan losses of $12,001 and $12,551)	540,786	520,937
Real estate and other personal property owned	3,705	7,703
Prepaid expenses and other assets	3,243	3,197
Accrued interest receivable	2,047	1,836
Federal Home Loan Bank stock, at cost	6,324	6,744
Premises and equipment, net	15,955	16,417
Deferred income taxes, net	14,301	15,433
Mortgage servicing rights, net	386	369
Goodwill	25,572	25,572
Core deposit intangible, net	14	26
Bank owned life insurance	24,524	17,691
TOTAL ASSETS	$841,540	$824,521
LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$702,635	$690,066
Accrued expenses and other liabilities	12,445	10,497
Advanced payments by borrowers for taxes and insurance	644	467
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,319	2,361
Total liabilities	740,724	726,072
COMMITMENTS AND CONTINGENCIES (See Note 14)
EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
September 30, 2014 – 22,471,890 issued and outstanding	225	225
March 31, 2014 – 22,471,890 issued and outstanding
Additional paid-in capital	65,217	65,195
Retained earnings	35,416	33,592
Unearned shares issued to employee stock ownership trust	(335)	(387)
Accumulated other comprehensive loss	(212)	(647)
Total shareholders’ equity	100,311	97,978

Noncontrolling interest	505	471
Total equity	100,816	98,449
TOTAL LIABILITIES AND EQUITY	$841,540	$824,521

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans receivable	$6,486	$6,465	$12,657	$13,070
Interest on investment securities – taxable	98	77	182	116
Interest on mortgage-backed securities	508	52	988	68
Other interest and dividends	118	170	249	341
Total interest and dividend income	7,210	6,764	14,076	13,595

INTEREST EXPENSE:
Interest on deposits	342	514	702	1,041
Interest on borrowings	148	150	295	300
Total interest expense	490	664	997	1,341
Net interest income	6,720	6,100	13,079	12,254
Recapture of loan losses	(350)	-	(650)	(2,500)
Net interest income after recapture of loan losses	7,070	6,100	13,729	14,754

NON-INTEREST INCOME:
Fees and service charges	1,158	1,094	2,228	2,124
Asset management fees	710	595	1,530	1,331
Net gain on sale of loans held for sale	155	116	281	433
Bank owned life insurance	194	141	332	283
Other	6	(59)	62	(38)
Total non-interest income	2,223	1,887	4,433	4,133

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,341	3,867	8,515	7,737
Occupancy and depreciation	1,322	1,190	2,409	2,434
Data processing	434	430	904	1,118
Amortization of core deposit intangible	6	9	12	26
Advertising and marketing expense	203	204	353	408
FDIC insurance premium	180	417	355	828
State and local taxes	117	108	254	234
Telecommunications	74	81	150	149
Professional fees	257	315	546	653
Real estate owned expenses	186	492	802	2,104
Other	554	534	1,109	1,199
Total non-interest expense	7,674	7,647	15,409	16,890

INCOME BEFORE INCOME TAXES	1,619	340	2,753	1,997
PROVISION (BENEFIT) FOR INCOME TAXES	535	(1)	929	16
NET INCOME	$1,084	$341	$1,824	$1,981

Earnings per common share:
Basic	$0.05	$0.02	$0.08	$0.09
Diluted	0.05	0.02	0.08	0.09
Weighted average number of shares outstanding:
Basic	22,388,753	22,364,120	22,385,691	22,361,058
Diluted	22,419,469	22,365,460	22,414,212	22,361,941

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands) (Unaudited)	2014	2013	2014	2013

Net income	$1,084	$341	$1,824	$1,981

Other comprehensive income (loss): (1)
Unrealized holding gain (loss) on securities, net	(248)	670	659	738
Income tax benefit (expense) related to securities unrealized holding gain	84	(228)	(224)	(251)

Noncontrolling interest	15	14	34	46
Total comprehensive income	$935	$797	$2,293	$2,514

(1) There were no reclassifications out of other comprehensive income for the three and six months ended September 30, 2014 and 2013.

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to Employee Stock Ownership	Accumulated Other Comprehensive	Noncontrolling
(Unaudited)	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Total

Balance April 1, 2013	22,471,890	$225	$65,551	$14,169	$(490)	$(1,013)	$603	$79,045

Net income	-	-	-	1,981	-	-	-	1,981
Stock based compensation expense	-	-	26	-	-	-	-	26
Earned ESOP shares	-	-	(20)	-	52	-	-	32
Unrealized holding gain on securities available for sale	-	-	-	-	-	487	-	487
Noncontrolling interest	-	-	-	-	-	-	46	46

Balance September 30, 2013	22,471,890	$225	$65,557	$16,150	$(438)	$(526)	$649	$81,617

Balance April 1, 2014	22,471,890	$225	$65,195	$33,592	$(387)	$(647)	$471	$98,449

Net income	-	-	-	1,824	-	-	-	1,824
Stock based compensation expense	-	-	27	-	-	-	-	27
Earned ESOP shares	-	-	(5)	-	52	-	-	47
Unrealized holding gain on securities available for sale	-	-	-	-	-	435	-	435
Noncontrolling interest	-	-	-	-	-	-	34	34

Balance September 30, 2014	22,471,890	$225	$65,217	$35,416	$(335)	$(212)	$505	$100,816

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013	Six Months Ended September 30,
(In thousands) (Unaudited)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,824	$1,981
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,407	842
Recapture of loan losses	(650)	(2,500)
Provision for deferred income taxes	908	-
Noncash expense related to ESOP	47	32
Increase in deferred loan origination fees, net of amortization	1	23
Origination of loans held for sale	(7,912)	(17,123)
Proceeds from sales of loans held for sale	8,775	16,719
Stock based compensation expense	27	26
Writedown of real estate owned, net	640	1,669
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(237)	(290)
Income from bank owned life insurance	(332)	(283)
Changes in assets and liabilities:
Prepaid expenses and other assets	(98)	459
Accrued interest receivable	(211)	88
Accrued expenses and other liabilities	2,049	984
Net cash provided by operating activities	6,238	2,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(10,963)	9,685
Purchases of loans receivable	(8,726)	-
Proceeds from call, maturity, or sale of investment securities available for sale	6,000	-
Principal repayments on investment securities available for sale	-	734
Principal repayments on mortgage-backed securities available for sale	7,994	473
Principal repayments on mortgage-backed securities held to maturity	11	17
Purchase of investment securities available for sale	(2,000)	(15,438)
Purchase of mortgage-backed securities available for sale	(50,199)	(18,011)
Redemption of certificates of deposit held for investment	3,984	6,715
Proceeds from redemption of Federal Home Loan Bank stock	420	131
Purchase of Bank owned life insurance	(6,500)	-
Purchase of premises and equipment and capitalized software	(282)	(538)
Proceeds from sale of real estate owned and premises and equipment	3,730	4,105
Net cash provided by (used in) investing activities	(56,531)	(12,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	12,569	9,000
Proceeds from borrowings	3,000	2,000
Repayment of borrowings	(3,000)	(2,000)
Principal payments under capital lease obligation	(42)	(39)
Net increase (decrease) in advance payments by borrowers	177	(539)
Net cash provided by financing activities	12,704	8,422
NET DECREASE IN CASH	(37,589)	(1,078)
CASH, BEGINNING OF PERIOD	68,577	115,415
CASH, END OF PERIOD	$30,988	$114,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$721	$1,038
Income taxes	15	13

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$804	$3,930
Transfer of real estate owned to loans	406	196
Fair value adjustment to securities available for sale	659	738
Income tax effect related to fair value adjustment	(224)	(251)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2014 (“2014 Form 10-K”). The results of operations for the six months ended September 30, 2014 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

The following table presents information on stock options outstanding for the periods shown.

	Six Months Ended September 30, 2014		Six Months Ended September 30, 2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	474,654	$7.91	407,500	$9.05
Grants	-	-	87,154	2.78
Options exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(32,000)	9.55	(20,000)	8.98
Balance, end of period	442,654	$7.79	474,654	$7.91

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Stock options fully vested and expected to vest:
Number	442,504	469,896
Weighted average exercise price	$7.79	$7.96
Aggregate intrinsic value (1)	$151,000	$3,000
Weighted average contractual term of options (years)	4.20	5.06
Stock options fully vested and currently exercisable:
Number	442,054	385,300
Weighted average exercise price	$7.79	$9.10
Aggregate intrinsic value (1)	$150,000	$3,000
Weighted average contractual term of options (years)	4.20	4.04

(1)  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

Stock-based compensation expense related to stock options for the six months ended September 30, 2014 and 2013 was $27,000 and $26,000, respectively. As of September 30, 2014, there was less than $1,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through December 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. During the six months ended September 30, 2014, there were no stock options granted. During the six months ended September 30, 2013, the Company granted 87,154 stock options. The weighted average fair value of stock options granted during the six months ended September 30, 2013 was $1.18.

The Black-Scholes model uses the assumptions listed in the following table:

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2014	1.95%	6.25	51.87%	2.04%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed exercise of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. For the three and six months ended September 30, 2014, stock options for 330,000 and 331,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.  For the three and six months ended September 30, 2013, stock options for 447,000 and 427,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Basic EPS computation:
Numerator-net income	$1,084,000	$341,000	$1,824,000	$1,981,000
Denominator-weighted average common shares outstanding	22,388,753	22,364,120	22,385,691	22,361,058
Basic EPS	$0.05	$0.02	$0.08	$0.09
Diluted EPS computation:
Numerator-net income	$1,084,000	$341,000	$1,824,000	$1,981,000
Denominator-weighted average common shares outstanding	22,388,753	22,364,120	22,385,691	22,361,058
Effect of dilutive stock options	30,716	1,340	28,521	883
Weighted average common shares and common stock equivalents	22,419,469	22,365,460	22,414,212	22,361,941
Diluted EPS	$0.05	$0.02	$0.08	$0.09

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Trust preferred	$1,919	$-	$(34)	$1,885
Agency securities	17,954	48	(316)	17,686
Total	$19,873	$48	$(350)	$19,571

March 31, 2014
Trust preferred	$1,919	$-	$(16)	$1,903
Agency securities	21,947	6	(462)	21,491
Total	$23,866	$6	$(478)	$23,394

The contractual maturities of investment securities available for sale are as follows (in thousands):
September 30, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	16,945	16,666
Due after five years through ten years	1,009	1,020
Due after ten years	1,919	1,885
Total	$19,873	$19,571

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014

Trust preferred	$1,885	$(34)	$-	$-	$1,885	$(34)
Agency securities	-	-	12,684	(316)	12,684	(316)
Total	$1,885	$(34)	$12,684	$(316)	$14,569	$(350)

March 31, 2014

Trust preferred	$1,903	$(16)	$-	$-	$1,903	$(16)
Agency securities	17,985	(462)	-	-	17,985	(462)
Total	$19,888	$(478)	$-	$-	$19,888	$(478)

At September 30, 2014, the Company had a single collateralized debt obligation which is secured by a pool of trust preferred securities issued by 15 other holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuer. Four of the issuers of trust preferred securities in this pool have defaulted (representing 51% of the remaining collateral, including excess collateral), and one other issuer is currently deferring interest payments (2% of the remaining collateral). The Company has estimated an expected default rate of 43% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 68% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the three and six months ended September 30, 2014, the Company determined that there was no additional OTTI charge on the above collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The Company realized no gains or losses on sales of investment securities for the three and six months ended September 30, 2014 and 2013. Investment securities with an amortized cost of $1.0 million at September 30, 2014 and March 31, 2014 and a fair value of $981,000 and $975,000 at September 30, 2014 and March 31, 2014, respectively, were pledged as collateral for government public funds held by the Bank.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Mortgage-backed securities (1)	$90	$2	$-	$92

March 31, 2014
Mortgage-backed securities (1)	$101	$3	$-	$104

(1) Comprised of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“ FHLMC”) issued securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

September 30, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	77	78
Due after ten years	13	14
Total	$90	$92

Mortgage-backed securities held to maturity with an amortized cost of $29,000 and $36,000 and a fair value of $29,000 and $37,000 at September 30, 2014 and March 31, 2014, respectively, were pledged as collateral for governmental public funds held by the Company.

Mortgage-backed securities available for sale consisted of the following at the dates indicated (in thousands):

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits (1)	$25,151	$20	$(82)	$25,089
Mortgage-backed securities (2)	89,909	341	(322)	89,928
Other mortgage-backed securities (3)	5,699	37	(13)	5,723
Total	$120,759	$398	$(417)	$120,740
March 31, 2014
Real estate mortgage investment conduits	$7,218	$9	$(77)	$7,150
Mortgage-backed securities	65,858	102	(547)	65,413
Other mortgage-backed securities	6,007	18	(13)	6,012
Total	$79,083	$129	$(637)	$78,575

(1) Comprised of FHLMC and FNMA issued securities.
(2) Comprised of FHLMC, FNMA and Ginnie Mae (“GNMA”) issued securities.
(3) Comprised of U.S. Small Business Administration (“SBA”) issued securities and Commercial Real Estate (“CRE”) secured securities issued by private issuers.

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

September 30, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	15	15
Due after five years through ten years	12,420	12,484
Due after ten years	108,324	108,241
Total	$120,759	$120,740

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014

Real estate mortgage investment conduits	$18,852	$(82)	$-	$-	$18,852	$(82)
Mortgage-backed securities (1)	31,596	(110)	5,221	(212)	36,817	(322)
Other mortgage-backed securities (2)	757	(7)	708	(6)	1,465	(13)
Total	$51,205	$(199)	$5,929	$(218)	$57,134	$(417)

March 31, 2014

Real estate mortgage investment conduits	$4,996	$(77)	$-	$-	$4,996	$(77)
Mortgage-backed securities	49,177	(547)	-	-	49,177	(547)
Other mortgage-backed securities	1,526	(13)	-	-	1,526	(13)
Total	$55,699	$(637)	$-	$-	$55,699	$(637)

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

Mortgage-backed securities available for sale with an amortized cost of $1.6 million and $1.7 million and a fair value of $1.6 million and $1.7 million at September 30, 2014 and March 31, 2014, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	September 30, 2014	March 31, 2014
Commercial and construction
Commercial business	$80,930	$71,632
Other real estate mortgage (1)	329,056	324,881
Real estate construction	18,843	19,482
Total commercial and construction	428,829	415,995

Consumer
Real estate one-to-four family	94,536	93,007
Other installment	29,422	24,486
Total consumer	123,958	117,493

Total loans	552,787	533,488

Less: Allowance for loan losses	12,001	12,551
Loans receivable, net	$540,786	$520,937

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At September 30, 2014, loans carried at $333.4 million were pledged as collateral to the Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to/under borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of September 30, 2014 and March 31, 2014, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended September 30, 2014	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,606	$5,393	$297	$260	$354	$2,862	$1,509	$12,281
Provision for (recapture of) loan losses	44	(203)	(89)	100	(35)	(127)	(40)	(350)
Charge-offs	(73)	(3)	-	-	-	(28)	-	(104)
Recoveries	2	-	57	-	-	115	-	174
Ending balance	$1,579	$5,187	$265	$360	$319	$2,822	$1,469	$12,001

Six months ended September 30, 2014

Beginning balance	$2,409	$5,269	$340	$203	$387	$2,653	$1,290	$12,551
Provision for (recapture of) loan losses	(762)	(54)	(193)	157	(68)	91	179	(650)
Charge-offs	(73)	(28)	-	-	-	(58)	-	(159)
Recoveries	5	-	118	-	-	136	-	259
Ending balance	$1,579	$5,187	$265	$360	$319	$2,822	$1,469	$12,001

Three months ended September 30, 2013

Beginning balance	$1,694	$5,568	$1,294	$332	$239	$2,633	$1,937	$13,697
Provision for (recapture of) loan losses	230	1,317	(479)	(63)	(4)	(896)	(105)	-
Charge-offs	(44)	(98)	(37)	-	-	(18)	-	(197)
Recoveries	33	-	37	-	-	126	-	196
Ending balance	$1,913	$6,787	$815	$269	$235	$1,845	$1,832	$13,696

Six months ended September 30, 2013

Beginning balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643
Provision for (recapture of) loan losses	(333)	965	(1,678)	(272)	17	(1,225)	26	(2,500)
Charge-offs	(99)	(172)	(45)	-	(7)	(156)	-	(479)
Recoveries	217	15	519	-	4	277	-	1,032
Ending balance	$1,913	$6,787	$815	$269	$235	$1,845	$1,832	$13,696

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):
	Allowance for loan losses			Recorded investment in loans
September 30, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,579	$1,579	$1,217	$79,713	$80,930
Commercial real estate	124	5,063	5,187	17,125	265,572	282,697
Land	-	265	265	800	13,924	14,724
Multi-family	-	360	360	2,307	29,328	31,635
Real estate construction	-	319	319	-	18,843	18,843
Consumer	132	2,690	2,822	2,690	121,268	123,958
Unallocated	-	1,469	1,469	-	-	-
Total	$256	$11,745	$12,001	$24,139	$528,648	$552,787

March 31, 2014

Commercial business	$-	$2,409	$2,409	$947	$70,685	$71,632
Commercial real estate	137	5,132	5,269	18,122	269,386	287,508
Land	-	340	340	858	15,387	16,245
Multi-family	-	203	203	2,014	19,114	21,128
Real estate construction	-	387	387	-	19,482	19,482
Consumer	142	2,511	2,653	4,009	113,484	117,493
Unallocated	-	1,290	1,290	-	-	-
Total	$279	$12,272	$12,551	$25,950	$507,538	$533,488

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $269,000 and $612,000 during the six months ended September 30, 2014 and 2013, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

September 30, 2014	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial business	$-	$112	$112	$80,818	$80,930	$-
Commercial real estate	1,648	7,060	8,708	273,989	282,697	-
Land	-	800	800	13,924	14,724	-
Multi-family	-	2,307	2,307	29,328	31,635	-
Real estate construction	-	-	-	18,843	18,843	-
Consumer	449	1,463	1,912	122,046	123,958	-
Total	$2,097	$11,742	$13,839	$538,948	$552,787	$-

March 31, 2014

Commercial business	$120	$452	$572	$71,060	$71,632	$-
Commercial real estate	188	8,067	8,255	279,253	287,508	-
Land	-	800	800	15,445	16,245	-
Multi-family	359	2,014	2,373	18,755	21,128	-
Real estate construction	-	-	-	19,482	19,482	-
Consumer	1,580	2,729	4,309	113,184	117,493	-
Total	$2,247	$14,062	$16,309	$517,179	$533,488	$-

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	September 30, 2014		March 31, 2014
	Weighted-Average Risk Grade	Classified Loans(2)	Weighted-Average Risk Grade	Classified Loans(2)

Commercial business	3.38	$1,085	3.54	$8,419
Commercial real estate	3.78	13,928	3.87	19,838
Land	3.84	800	3.88	800
Multi-family	3.54	2,320	3.81	2,028
Real estate construction	3.26	-	3.08	-
Consumer (1)	7.00	1,463	7.00	2,729
Total	3.68	$19,596	3.82	$33,814

Total loans risk rated	$429,810		$418,503

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

The following tables present an analysis of impaired loans at the dates indicated (in thousands):

	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance
September 30, 2014

Commercial business	$1,217	$-	$1,217	$1,350	$-
Commercial real estate	16,780	345	17,125	17,929	124
Land	800	-	800	804	-
Multi-family	2,307	-	2,307	2,470	-
Consumer	1,294	1,396	2,690	3,279	132
Total	$22,398	$1,741	$24,139	$25,832	$256
March 31, 2014

Commercial business	$947	$-	$947	$1,067	$-
Commercial real estate	17,956	166	18,122	20,601	137
Land	858	-	858	861	-
Multi-family	2,014	-	2,014	2,103	-
Consumer	2,596	1,413	4,009	4,639	142
Total	$24,371	$1,579	$25,950	$29,271	$279

	Three Months ended September 30, 2014		Three Months ended September 30, 2013
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,074	$11	$1,264	$19
Commercial real estate	17,286	114	21,442	117
Land	813	-	1,832	1
Multi-family	2,326	-	2,932	-
Real estate construction	-	-	84	-
Consumer	3,336	19	3,321	12
Total	$24,835	$144	$30,875	$149

	Six Months ended September 30, 2014		Six Months ended September 30, 2013
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,031	$22	$1,069	$23
Commercial real estate	17,565	225	20,783	250
Land	828	-	2,378	4
Multi-family	2,222	-	3,237	16
Real estate construction	-	-	114	-
Consumer	3,560	38	3,858	23
Total	$25,206	$285	$31,439	$316

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

The following table presents new TDRs for the periods indicated:

	Six Months Ended September 30, 2014			Six Months Ended September 30, 2013
(Dollars in Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate	1	$344	$340	-	$-	$-
Multi-family	-	-	-	1	2,562	2,532
Consumer	-	-	-	1	43	42
Total	1	$344	$340	2	$2,605	$2,574

There were no TDRs recorded in the twelve months prior to September 30, 2014 and 2013 that defaulted in the six months ended September 30, 2014 and 2013.

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

An interim impairment test was not deemed necessary as of September 30, 2014, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

10.	JUNIOR SUBORDINATED DEBENTURES

At September 30, 2014, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral through September 30, 2014. As of September 30, 2014 and March 31, 2014, the Company has deferred a total of $3.9 million and $3.7 million, respectively, of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Income. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at September 30, 2014 and March 31, 2014, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms of the Company’s Debentures at September 30, 2014 (in thousands):

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

The following table presents assets that are measured at fair value on a recurring basis at the dates indicated (in thousands):

		Fair value measurements using
September 30, 2014	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment securities available for sale:
Trust preferred	$1,885	$-	$-	$1,885
Agency securities	17,686	-	17,686	-
Mortgage-backed securities available for sale:
Real estate mortgage investment conduits	25,089	-	25,089	-
Mortgage-backed securities	89,928	-	89,928	-
Other mortgage-backed securities	5,723	-	5,723	-
Total recurring assets measured at fair value	$140,311	$-	$138,426	$1,885

March 31, 2014

Investment securities available for sale:
Trust preferred	$1,903	$-	$-	$1,903
Agency securities	21,491	-	21,491	-
Mortgage-backed securities available for sale:
Real estate mortgage investment conduits	7,150	-	7,150	-
Mortgage-backed securities	65,413	-	65,413	-
Other mortgage-backed securities	6,012	-	6,012	-
Total recurring assets measured at fair value	$101,969	$-	$100,066	$1,903

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands). There were no transfers of assets in to or out of Level 1, 2 or 3 for the three and six months ended September 30, 2014.

	For the Six Months Ended September 30, 2014	For the Six Months Ended September 30, 2013
	Available for sale securities	Available for sale securities

Beginning balance	$1,903	$1,238
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	(18)	689
Ending balance	$1,885	$1,927

(1) Included in other non-interest income.

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

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures during the six months ended September 30, 2014. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements using
September 30, 2014	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$1,504	$-	$-	$1,504
Real estate owned	2,686	-	-	2,686
Total nonrecurring assets measured at fair value	$4,190	$-	$-	$4,190

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2014 (in thousands):

	Valuation technique	Significant unobservable inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	0%

Real estate owned	Appraised value	Adjustment for market conditions	0%

(1) There were no adjustments to appraised values at September 30, 2014.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern." This ASU provides guidance in connection with preparing financial statements for each annual and interim reporting period, that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for annual periods after December 15, 2016 and for annual periods and interim periods thereafter. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

The estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
September 30, 2014	Carry value	(Level 1)	(Level 2)	(Level 3)	Fair value
Assets:
Cash	$30,988	$30,988	$-	$-	$30,988
Certificates of deposit held for investment	32,941	-	33,126	-	33,126
Investment securities available for sale	19,571	-	17,686	1,885	19,571
Mortgage-backed securities held to maturity	90	-	92	-	92
Mortgage-backed securities available for sale	120,740	-	120,740	-	120,740
Loans receivable, net	540,786	-	-	500,334	500,334
Loans held for sale	353	-	353	-	353
Federal Home Loan Bank stock	6,324	-	6,324	-	6,324

Liabilities:
Demand – savings deposits	553,589	553,589	-	-	553,589
Time deposits	149,046	-	148,942	-	148,942
Junior subordinated debentures	22,681	-	-	10,576	10,576

March 31, 2014
Assets:
Cash	$68,577	$68,577	$-	$-	$68,577
Certificates of deposit held for investment	36,925	-	37,176	-	37,176
Investment securities available for sale	23,394	-	21,491	1,903	23,394
Mortgage-backed securities held to maturity	101	-	104	-	104
Mortgage-backed securities available for sale	78,575	-	78,575	-	78,575
Loans receivable, net	520,937	-	-	480,454	480,454
Loans held for sale	1,024	-	1,024	-	1,024
Federal Home Loan Bank stock	6,744	-	6,744	-	6,744

Liabilities:
Demand – savings deposits	527,813	527,813	-	-	527,813
Time deposits	162,253	-	162,020	-	162,020
Junior subordinated debentures	22,681	-	-	11,233	11,233

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

Significant off-balance sheet commitments at September 30, 2014 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$17,121
Fixed-rate	1,996
Standby letters of credit	791
Undisbursed loan funds, and unused lines of credit	85,128
Total	$105,036

At September 30, 2014, the Company had firm commitments to sell $1.4 million of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At September 30, 2014, loans under warranty totaled $118.3 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Company believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability has been recorded in the consolidated financial statements.

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

Regulatory Developments and Significant Events

In October 2009, the Company entered into a Memorandum of Understanding (“MOU”) agreement with the Office of Thrift Supervision, at the time the Company’s primary regulator. In May 2013, the Company entered into a written agreement with the Federal Reserve which superseded the MOU. On August 22, 2014, the Company was notified that the written agreement was rescinded as a result of the steps the Company took in reducing its level of classified assets and improving the overall condition of the Bank.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. The Company’s strategy over the past several years has been to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. The Company’s loan portfolio totaled $540.8 million at September 30, 2014 compared to $520.9 million at March 31, 2014.

Most recently, the Company’s primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. The Company also purchased two separate pools of automobile loans during fiscal 2014 and one additional pool in the first fiscal quarter of 2015 for $8.7 million from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments. These indirect automobile loans were originated through a single dealership group located outside the Company’s primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. At September 30, 2014, the Company had $27.8 million in purchased automobile loans; two of these loans totaling $29,000 were on non-accrual status.

Through the Bank’s subsidiary, RAMCorp, a trust and financial services company located in downtown Vancouver, Washington, provides full-service brokerage activities, trust and asset management services. The Bank’s Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

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

At September 30, 2014, checking accounts totaled $252.4 million, or 35.9% of our total deposit mix compared to $211.2 million or 31.4% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through RAMCorp and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 17 branches, including ten in Clark County, two in the Portland metropolitan area and three lending centers, including our most recently opened full-service branch in Gresham, Oregon.

Economic conditions in the Company’s market areas have continued to improve from the recent recessionary downturn; however, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 5.7% at August 31, 2014 compared to 6.9% at March 31, 2014 and 6.4% at September 30, 2013. According to the Oregon Employment Department, unemployment in Portland decreased to 6.2% at both August 31, 2014 and March 31, 2014 compared to 6.6% at September 30, 2013. According to the Regional Multiple Listing Services (“RMLS”), inventory levels in Portland, Oregon have remained constant at 3.1 months at both September 30, 2014 and March 31, 2014, however, decreased compared to 3.7 months at September 30, 2013. Inventory levels in Clark County have decreased to 3.7 months at September 30, 2014 compared to 4.6 months at March 31, 2014 and 4.7 months at September 30, 2013. According to the RMLS, closed home sales in Clark County increased 39.9% and 19.0% during September 2014 compared to March 2014 and September 2013, respectively. Closed home sales in Portland increased 28.1% and 10.2% during September 2014 compared to March 2014 and September 2013, respectively. The Company has also seen an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity in the Portland/Vancouver market area has performed better than the residential real estate market; however, it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland, Oregon were approximately 11.41% and 14.03%, respectively, as of September 30, 2014 compared to 10.7% and 15.4%, respectively, at September 30, 2013.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. The Company has continued to reduce its exposure to land development and speculative construction loans. The total land development and speculative construction loan portfolios declined to $17.1 million at September 30, 2014 compared to $19.9 million at March 31, 2014. Nonperforming assets decreased $6.3 million to $15.4 million at September 30, 2014 compared to $21.8 million at March 31, 2014. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with its heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $363.7 million and $347.5 million at September 30, 2014 and 2013, respectively.

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

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $14.5 million during the quarter-ended September 30, 2014. The Company had no outstanding advances from the FHLB or the FRB at September 30, 2014.

Continued Expense Control. Management has undertaken several initiatives to reduce non-interest expense and continues to make it a priority to identify cost savings opportunities throughout all aspects of the Company’s operations, including forming a cost saving committee whose mission is to find additional cost saving opportunities at the Company. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. In October 2014, the Company closed one of its branches as a result of its failure to meet the Company’s required growth and profitability standards. This was an in-store branch located in Portland Oregon. The Company expects minimal impact to its customers and deposit totals due to this branch’s proximity to its new Gresham, Oregon branch which opened in the summer of 2012.

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

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2014	(in thousands)

Commercial business	$80,930	$-	$-	$80,930
Commercial construction	-	-	16,030	16,030
Office buildings	-	76,955	-	76,955
Warehouse/industrial	-	45,340	-	45,340
Retail/shopping centers/strip malls	-	60,581	-	60,581
Assisted living facilities	-	3,951	-	3,951
Single purpose facilities	-	95,870	-	95,870
Land	-	14,724	-	14,724
Multi-family	-	31,635	-	31,635
One-to-four family construction	-	-	2,813	2,813
Total	$80,930	$329,056	$18,843	$428,829

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2014	(in thousands)

Commercial business	$71,632	$-	$-	$71,632
Commercial construction	-	-	15,618	15,618
Office buildings	-	77,476	-	77,476
Warehouse/industrial	-	45,632	-	45,632
Retail/shopping centers/strip malls	-	63,049	-	63,049
Assisted living facilities	-	7,585	-	7,585
Single purpose facilities	-	93,766	-	93,766
Land	-	16,245	-	16,245
Multi-family	-	21,128	-	21,128
One-to-four family construction	-	-	3,864	3,864
Total	$71,632	$324,881	$19,482	$415,995

Comparison of Financial Condition at September 30, 2014 and March 31, 2014

Cash, including interest-earning accounts, totaled $31.0 million at September 30, 2014 compared to $68.6 million at March 31, 2014. The Company deployed a portion of its excess cash balances into mortgage-backed securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At September 30, 2014, certificates of deposits held for investment totaled $32.9 million compared to $36.9 million at March 31, 2014.

Investment securities available for sale totaled $19.6 million and $23.4 million at September 30, 2014 and March 31, 2014, respectively. The Company primarily purchases agency securities with maturities of five years or less. For the quarter ended September 30, 2014, the Company determined that none of its investment securities required an OTTI charge. For additional information, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Mortgage-backed securities available-for-sale totaled $120.7 million at September 30, 2014, compared to $78.6 million at March 31, 2014. The increase was due to a decision by the Company to invest additional excess cash into higher yielding mortgage-backed securities. During the six month period ended September 30, 2014, the Company purchased $50.2 million of mortgage-backed securities. The Company primarily purchases a combination of mortgage-backed securities backed by government agencies (FHLMC, FNMA, SBA or GNMA).

Loans receivable, net, totaled $540.8 million at September 30, 2014, compared to $520.9 million at March 31, 2014. The increase in loans included $14.7 million in net organic loan growth, primarily in the commercial business loan portfolio, as well as a $5.2 million net increase in purchased automobile loan pools. The Company does not have any immediate plans to purchase additional pools of automobile loans. The Company has seen an increase in loan demand in its market areas and anticipates organic loan growth will increase during fiscal year 2015. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Deposit accounts increased $12.6 million to $702.6 million at September 30, 2014, compared to $690.1 million at March 31, 2014. The Company had no wholesale-brokered deposits as of September 30, 2014 or March 31, 2014. Core branch deposits accounted for 96.0% of total deposits at September 30, 2014, compared to 95.7% at March 31, 2014. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $2.3 million to $100.3 million at September 30, 2014 from $98.0 million at March 31, 2014. The increase was mainly attributable to net income of $1.8 million and other comprehensive income related to unrealized holding gain on securities available for sale of $435,000 for the six months ended September 30, 2014.

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of September 30, 2014, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank’s actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total Capital:
(To Risk-Weighted Assets)	$95,159	16.78%	$45,364	8.0%	$68,046	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	88,007	15.52	22,682	4.0	34,023	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	88,007	10.97	32,081	4.0	72,182	9.0	(1)
Tangible Capital:
(To Tangible Assets)	88,007	10.97	12,030	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total Capital:
(To Risk-Weighted Assets)	$90,733	16.66%	$43,572	8.0%	$65,359	12.0	% (1)
Tier 1 Capital:
(To Risk-Weighted Assets)	83,850	15.40	21,786	4.0	32,679	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	83,850	10.71	31,320	4.0	70,469	9.0	(1)
Tangible Capital:
(To Tangible Assets)	83,850	10.71	11,745	1.5	N/A	N/A
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

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. The Company continued with the interest deferral at September 30, 2014. As of September 30, 2014, the Company had deferred a total of $3.9 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Income. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2014, the Company used its sources of funds primarily to fund loan commitments, purchase investment securities and to fund deposit withdrawals. At September 30, 2014, cash and available for sale investments totaled $204.2 million, or 24.3% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At September 30, 2014, the Company had no advances from the FRB and a borrowing capacity of $44.7 million from the FRB. At September 30, 2014, there were no borrowings from the FHLB of Seattle and the Company had an available credit facility of $179.4 million. At September 30, 2014, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Company has utilized brokered deposits from time to time, the Company historically has not relied on brokered deposits to fund its operations. At September 30, 2014, the Company had no wholesale-brokered deposits. The Company also participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $32.5 million, or 4.6% of total deposits, and $38.3 million, or 5.6% of total deposits, at September 30, 2014 and March 31, 2014, respectively. Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. The Company does not currently have any internet based deposits; however, the Company will continue to have accessibility to these funds in the future. The combination of all the Company’s funding sources, gives the Company available liquidity of $496.3 million, or 59.0% of total assets at September 30, 2014.

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

At September 30, 2014, the Company had total commitments of $105.0 million, which includes commitments to extend credit of $19.1 million, unused lines of credit and undisbursed balances of $85.1 million and standby letters of credit totaling $791,000. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $99.6 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $63.8 million.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. The Company elected to defer regularly scheduled interest payments on its junior subordinated debentures during the first quarter of fiscal 2011, which in turn, restricts the Company’s ability to pay dividends on its common stock.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $15.4 million or 1.84% of total assets at September 30, 2014 compared to $21.8 million or 2.64% of total assets at March 31, 2014.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands).

	September 30, 2014		March 31, 2014
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	1	$112	4	$452
Commercial real estate	6	7,060	8	8,067
Land	1	800	1	800
Multi-family	2	2,307	1	2,014
Consumer	10	1,463	9	2,729
Total	20	$11,742	23	$14,062

The Company has continued to focus on managing the residential construction and land acquisition and development portfolios. At September 30, 2014, the Company’s residential construction and land acquisition and development loan portfolios were $2.8 million and $14.7 million, respectively as compared to $4.3 million and $17.5 million at September 30, 2013. At September 30, 2014 and 2013, there were no nonperforming loans in the residential construction loan portfolio. The percentage of nonperforming loans in the land acquisition and development portfolio at September 30, 2014 was 5.43% compared to 10.76% a year ago. For the six months ended September 30, 2014, there were no charge-offs and or recoveries in the residential construction portfolio. There were no charge-offs in the land development portfolio; however, recoveries in the land development portfolio totaled $118,000 for the six months ended September 30, 2014.

REO totaled $3.7 million at September 30, 2014 compared to $7.7 million at March 31, 2014. During the six months ended September 30, 2014, REO sales totaled $4.2 million, valuation write-downs totaled $640,000 and transfers to REO totaled $804,000. The $3.7 million balance of REO is comprised of single-family homes totaling $431,000, residential building lots totaling $797,000, land development property totaling $1.3 million and commercial real estate property totaling $1.2 million. All of these properties are located in Washington and Oregon.

The allowance for loan losses was $12.0 million or 2.17% of total loans at September 30, 2014 compared to $12.6 million or 2.35% of total loans at March 31, 2014. The decrease in the balance of the allowance for loan losses at September 30, 2014 reflects the continuing trend of lower levels of delinquent and classified loans, decreased charge-offs and increased recoveries, as well as stabilizing real estate values which began in fiscal 2014, which resulted in the Company recording a recapture of loan losses of $650,000 for the six months ended September 30, 2014.

The coverage ratio of allowance for loan losses to nonperforming loans was 102.21% at September 30, 2014 compared to 89.25% at March 31, 2014. At September 30, 2014, the Company identified $11.2 million, or 95.8% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in specific reserves of $124,000 being required for these impaired loans. Management considers the allowance for loan losses to be adequate at September 30, 2014 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral and when applicable, less selling costs, are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At September 30, 2014 the Company had TDRs totaling $22.3 million of which $12.9 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for three of the Company’s TDRs that defaulted since the loans were modified. These consisted of two one-to-four family loans and one commercial real estate loan totaling $2.2 million. The related amount of interest income recognized on TDRs was $285,000 for the six months ended September 30, 2014.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated.

	September 30, 2014	March 31, 2014
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$112	$452
Other real estate mortgage	10,167	10,881
Real estate one-to-four family	1,463	2,729
Total	11,742	14,062
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	11,742	14,062
REO	3,705	7,703
Total nonperforming assets	$15,447	$21,765

Foregone interest on non-accrual loans (1)	$269	$949
Total nonperforming loans to total loans	2.12%	2.64%
Total nonperforming loans to total assets	1.40	1.71
Total nonperforming assets to total assets	1.84	2.64

(1) Six months ended September 30, 2014 and twelve months ended March 31, 2014

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows at the dates indicated:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
September 30, 2014

Commercial business	$-	$-	$112	$-	$-	$112
Commercial real estate	2,096	-	4,964	-	-	7,060
Multi-family	1,950	-	357	-	-	2,307
Land	-	800	-	-	-	800
Consumer	334	-	830	270	29	1,463
Total nonperforming loans	4,380	800	6,263	270	29	11,742
REO	$374	$28	$2,629	$674	-	3,705
Total nonperforming assets	$4,754	$828	$8,892	$944	$29	$15,447

March 31, 2014

Commercial business	$-	$-	$452	$-	$-	$452
Commercial real estate	2,194	-	5,873	-	-	8,067
Multi-family	2,014	-	-	-	-	2,014
Land	-	800	-	-	-	800
Consumer	395	-	2,065	269	-	2,729
Total nonperforming loans	4,603	800	8,390	269	-	14,062
REO	$374	$542	$5,966	$821	-	7,703
Total nonperforming assets	$4,977	$1,342	$14,356	$1,090	$-	$21,765

The composition of the land development and speculative construction loan portfolios by geographical area is as follows at the dates indicated:

	Northwest Oregon	Other Oregon	Southwest Washington	Other	Total
September 30, 2014		(in thousands)

Land development	$1,929	$1,167	$11,628	$-	$14,724
Speculative construction	-	-	2,131	202	2,333
Total land development and speculative construction	$1,929	$1,167	$13,759	$202	$17,057

March 31, 2014

Land development	$2,676	$1,184	$12,385	$-	$16,245
Speculative construction	-	-	3,617	30	3,647
Total land development and speculative construction	$2,676	$1,184	$16,002	$30	$19,892

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands).

	September 30, 2014		March 31, 2014
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	10	$973	15	$7,967
Commercial real estate	10	6,868	11	11,771
Multi-family	1	13	1	14
Total	21	$7,854	27	$19,752

At September 30, 2014 and March 31, 2014, loans delinquent 30 - 89 days were 0.38% and 0.42%, respectively, of total loans. At September 30, 2014, there were no commercial business loans 30 - 89 days delinquent while the delinquency rate in the commercial real estate loan portfolio was 0.58%, comprised of two loans totaling $1.6 million. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 51.14% of total loans and commercial business loans represented 14.64% of total loans. At September 30, 2014, the 30-89 days delinquency rate in the real estate one-to-four family loan portfolio was 0.27%.

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

The Company performed its annual goodwill impairment test during the quarter-ended December 31 2013. An interim impairment test was not deemed necessary as of September 30, 2014, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2014 and 2013

Net Income.  Net income for the three months ended September 30, 2014 and 2013 was $1.1 million or $0.05 per diluted share and $341,000, or $0.02 per diluted share, respectively. Net income for the six months ended September 30, 2014 and 2013 was $1.8 million or $0.08 per diluted share and $2.0 million, or $0.09 per diluted share, respectively. The earnings for the three and six month ended September 30, 2014 compared to the same prior year period reflects the improvement in net interest income. Furthermore, earnings improved for the six months ended September 30, 2014 due to the reduction in non-interest expenses, primarily due to the decrease in REO expenses. In addition, net income for the six month ended September 30, 2014 included a recapture of loan losses of $650,000 compared to a recapture of loan losses of $2.5 million for the six months ended September 30, 2013.

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

Net interest income for the three and six months ended September 30, 2014 was $6.7 million and $13.1 million, respectively, representing a $620,000 and $825,000 increase, respectively, compared to the three and six months ended September 30, 2013. The net interest margin for the three and six months ended September 30, 2014 was 3.61% and 3.54%, respectively compared to 3.37% and 3.44% for the three and six months ended September 30, 2013, respectively. This increase was primarily the result of the increase in the average balance of short term investments and the decrease in average cost of interest bearing deposits.

The Company achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. At September 30, 2014, 6.44% of our loan portfolio had adjustable (floating) interest rates. At September 30, 2014, $22.5 million, or 63.21% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At September 30, 2014, $22.2 million or 4.02% of the loans in the Company’s loan portfolio were at the floor interest rate of which $19.2 million or 86.43% had yields that would begin floating again once the Wall Street Journal Prime Rate increases at least 150 basis points. While the Company does not anticipate further significant reductions in market interest rates, further modest reductions in its deposit costs are expected due to decreases in its deposit rate offerings and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spread.

Interest Income. Interest income for the three and six months ended September 30, 2014, was $7.2 million and $14.1 million, respectively, compared to $6.8 million and $13.6 million, respectively, for the same periods in the prior year. The increase was due primarily to the increase in the average balance of investment securities and mortgage-backed securities which resulted in an increase in interest income of $66,000 and $920,000, respectively for the six months ended September 30, 2014 compared the same prior year period. This increase was offset by a decrease of interest income on loans of $413,000 for the six months ended September 30, 2014 compared the same prior year period due primarily to the impact of loans repricing down to the current low interest rates.

The average balance of net loans increased $26.1 million and $16.4 million to $551.5 million and $544.9 million for the three and six months ended September 30, 2014, respectively, from $525.5 million and $528.4 million for the same prior year periods, respectively. The average yield on net loans was 4.67% and 4.63% for the three and six months ended September 30, 2014, respectively, compared to 4.88% and 4.93% for the same three and six months in the prior year. The decrease in the average yield on net loans was primarily due to the impact of loans repricing downward in the current low interest rate environment and the lower yields on the purchased automobile loan pools. During the three and six months ended September 30, 2014, the Company also reversed $6,000 and $13,000, respectively, of interest income on nonperforming loans compared to $33,000 and $142,000 for the same three and six month period in the prior year.

Interest Expense. Interest expense decreased $174,000 and $344,000 to $490,000 and $997,000 for the three and six months ended September 30, 2014, respectively, compared to $664,000 and $1.3 million for the three and six months ended September 30, 2013. The decrease in interest expense was primarily the result of declining deposit costs, due to the Company’s decision to further reduce its deposit rate offerings in light of the continued low interest rate environment, and to a lesser extent a decline in higher costing certificates of deposit. The Company has continued to lower its deposit costs throughout the year on many of its deposit products. The weighted average interest rate on interest-bearing deposits decreased to 0.25% for the three and six months ended September 30, 2014 from 0.37% and 0.38%, respectively for the same periods in the prior year.

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$424,904	$5,035	4.70%	$432,667	$5,241	4.81%
Non-mortgage loans	126,639	1,451	4.55	92,823	1,224	5.23
Total net loans (1)	551,543	6,486	4.67	525,490	6,465	4.88

Mortgage-backed securities (2)	101,341	508	1.99	12,284	52	1.68
Investment securities (2)(3)	20,479	98	1.90	20,265	77	1.51
Daily interest-bearing assets	1,265	-	-	1,180	-	-
Other earning assets	63,131	118	0.74	158,899	170	0.42
Total interest-earning assets	737,759	7,210	3.88	718,118	6,764	3.74

Non-interest-earning assets:
Office properties and equipment, net	16,182			17,591
Other non-interest-earning assets	76,309			52,267
Total assets	$830,250			$787,976

Interest-bearing liabilities:
Regular savings accounts	$69,553	18	0.10	$58,467	22	0.15
Interest checking accounts	101,941	19	0.07	91,332	27	0.12
Money market deposit accounts	229,188	71	0.12	223,147	125	0.22
Certificates of deposit	151,930	234	0.61	176,928	340	0.76
Total interest-bearing deposits	552,612	342	0.25	549,874	514	0.37

Other interest-bearing liabilities	25,046	148	2.34	25,116	150	2.37
Total interest-bearing liabilities	577,658	490	0.34	574,990	664	0.46

Non-interest-bearing liabilities:
Non-interest-bearing deposits	141,386			120,946
Other liabilities	10,180			10,134
Total liabilities	729,224			706,070
Shareholders’ equity	101,026			81,906
Total liabilities and shareholders’ equity	$830,250			$787,976
Net interest income		$6,720			$6,100
Interest rate spread			3.54%			3.28%
Net interest margin			3.61%			3.37%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.72%			124.89%

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized;
     therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

	Six Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$421,641	$9,823	4.65%	$445,163	$10,641	4.77%
Non-mortgage loans	123,215	2,834	4.59	83,280	2,429	5.82
Total net loans (1)	544,856	12,657	4.63	528,443	13,070	4.93

Mortgage-backed securities (2)	98,009	988	2.01	7,896	68	1.72
Investment securities (2)(3)	21,344	182	1.70	16,111	116	1.44
Daily interest-bearing assets	1,189	-	-	1,213	-	-
Other earning assets	72,338	249	0.69	156,896	341	0.43
Total interest-earning assets	737,736	14,076	3.81	710,559	13,595	3.82

Non-interest-earning assets:
Office properties and equipment, net	16,253			17,618
Other non-interest-earning assets	69,455			51,346
Total assets	$823,444			$779,523

Interest-bearing liabilities:
Regular savings accounts	$68,300	34	0.10	$56,585	42	0.15
Interest checking accounts	101,331	39	0.08	90,575	52	0.11
Money market deposit accounts	228,606	140	0.12	219,637	244	0.22
Certificates of deposit	155,028	489	0.63	179,724	703	0.78
Total interest-bearing deposits	553,265	702	0.25	546,521	1,041	0.38

Other interest-bearing liabilities	25,040	295	2.35	25,110	300	2.38
Total interest-bearing liabilities	578,305	997	0.34	571,631	1,341	0.47

Non-interest-bearing liabilities:
Non-interest-bearing deposits	134,823			117,494
Other liabilities	9,952			9,441
Total liabilities	723,080			698,566
Shareholders’ equity	100,364			80,957
Total liabilities and shareholders’ equity	$823,444			$779,523
Net interest income		$13,079			$12,254
Interest rate spread			3.47%			3.35%
Net interest margin			3.54%			3.44%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.57%			124.30%

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized;
     therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods-ended September 30, 2014 compared to September 30, 2013. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended September 30,			Six Months Ended September 30,
	2014 vs. 2013			2014 vs. 2013

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(90)	$(116)	$(206)	$(554)	$(264)	$(818)
Non-mortgage loans	402	(175)	227	994	(589)	405
Mortgage-backed securities	444	12	456	907	13	920
Investment securities (1)	1	20	21	43	23	66
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	(136)	84	(52)	(236)	144	(92)
Total interest income	621	(175)	446	1,154	(673)	481

Interest Expense:
Regular savings accounts	4	(8)	(4)	8	(16)	(8)
Interest checking accounts	3	(11)	(8)	4	(17)	(13)
Money market deposit accounts	3	(57)	(54)	10	(114)	(104)
Certificates of deposit	(44)	(62)	(106)	(89)	(125)	(214)
Other interest-bearing liabilities	-	(2)	(2)	(1)	(4)	(5)
Total interest expense	(34)	(140)	(174)	(68)	(276)	(344)
Net interest income	$655	$(35)	$620	$1,222	$(397)	$825

(1) Interest is presented on a fully tax-equivalent basis using a tax rate of 34%

Provision for Loan Losses. The recapture of loan losses for the three and six months ended September 30, 2014 was $350,000 and $650,000, respectively. This compares to no provision for loan losses for the three months ended September 30, 2013 and a recapture of loan losses of $2.5 million for the six months ended September 30, 2013. The recapture of loan losses were primarily a result of a decrease in net charge-offs and the decline in the level of delinquent, nonperforming and classified loans, as well as the stabilization of real estate values in our market areas. Although real estate values and the economy in our market areas have recently improved, classified and nonperforming loans remain at higher levels compared to historical trends.

Net recoveries for the three and six months ended September 30, 2014 were $70,000 and $100,000, respectively compared to net charge-offs for the three months ended September 30, 2013 totaling $1,000 and net recoveries for the six months ended September 30, 2013 totaling $553,000. Annualized net recoveries to average net loans for the six-month period ended September 30, 2014 was 0.04% compared to 0.21% for the same period in the prior year. The net recoveries occurred primarily as a result of the decrease in nonperforming loans and stabilization of real estate values as well as an increase in recoveries on previously charged off loans. Nonperforming loans were $11.7 million at September 30, 2014, compared to $16.2 million at September 30, 2013. The ratio of allowance for loan losses to nonperforming loans was 102.21% at September 30, 2014 compared to 84.67% at September 30, 2013. See “Asset Quality” set forth above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of September 30, 2014, the Company had identified $24.1 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $22.4 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $517,000 from their original loan balance. The remaining $1.7 million have specific valuation allowances totaling $256,000.

Non-Interest Income. Non-interest income increased $336,000 and $300,000 to $2.2 million and $4.4 million for the three and six months ended September 30, 2014, respectively, compared to $1.9 million and $4.1 million for the three and six months ended September 30, 2013. The increase of $336,000 for the three months ended September 30, 2014 compared to the same prior year period was due to an increase in fees and services charges of $64,000, an increase in asset management fees of $115,000 fewer losses on REO sales. Losses on REO sales, net were $46,000 compared to $113,000 for the three months ended September 30, 2014 and 2013, respectively. The $300,000 increase between the six months ended September 30, 2014 compared to 2013 was due to an increase in fees and services charges of $104,000 and an increase in asset management fees of $199,000 due to an increase in assets under management. These increases were offset by a decrease of $152,000 in gain on the sale of loans held for sale, which was primarily due to the decrease in mortgage related activity as a result of an increase in mortgage interest rates which curtailed refinancing activity. Bank owned life insurance income increased for the three and six months period ended September 30, 2014 due to an increase in Bank owned life insurance.

Non-Interest Expense. Non-interest expense remained relatively stable for the three months ended September 30, 2014 as compared to the same prior period. Non-interest expense decreased $1.5 million to $15.4 million for six months ended September 30, 2014, compared to $16.9 million for same prior year period. Management continues to focus on managing controllable costs as the Company proactively adjusts to lower levels of real estate lending activity. REO expenses (which include operating costs and write-downs on property) decreased $1.3 million for the six months ended September 30, 2014 primarily due to the overall decrease in REO balances at September 30, 2014 compared to September 30, 2013. Data processing expenses decreased $214,000 for the six months ended September 30, 2014 compared to the same period in the prior year as a result of conversion related expense in the prior year for the Company’s core operating system conversion. The Company’s FDIC insurance premiums also decreased $473,000 for the six months ended September 30, 2014 compared to the same period in prior year reflecting the Bank’s improved financial condition. Offsetting these decreases was an increase in salaries and employee benefits of $778,000 for the six months ended September 30, 2014 compared to the same prior year period. The increase in salaries and employee benefits was due to an increase in staffing in the Company’s lending groups as well as the reinstatement of incentive plans for the Company’s lending and retail employees. Occupancy and deprecation included a one-time expense of $111,000 related to the closure of its Wood Village branch.

Income Taxes. The provision for income taxes was $535,000 and $929,000 for the three and six months ended September 30, 2014 compared to a benefit for income taxes of $1,000 for the three months ended September 30, 2013 and a provision for income taxes of $16,000 for the six months ended September 30, 2013. As of September 30, 2013, the Company carried a deferred tax asset valuation allowance against its deferred tax asset which resulted in the minimum tax expense incurred during the three and six months ended September 30, 2013. The Company’s effective tax rate at September 30, 2014 remains lower than the statutory tax rate primarily as a result of non-taxable income generated from investments in bank owned life insurance. At March 31, 2014, the Company reversed its deferred tax asset valuation allowance related to the Company’s’ deferred tax assets as management deemed that it was no longer appropriate to carry a deferred tax asset valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. In making this conclusion, management considered, among other factors, the Company’s earnings during the past three years, including the Company’s recent financial performance, the improvement in the Company’s asset quality and financial condition, as well as projected earnings and the impact from the Company’s balance sheet restructure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2014 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of September 30, 2014 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on September 30, 2014 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended September 30, 2014, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (10)

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

     RIVERVIEW BANCORP, INC.

By:	/S/ Patrick Sheaffer	By:	/S/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

Date:	November 13, 2014	Date:	November 13, 2014

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a  registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.