Form 10-Q
period 2014-12-31
RIVERVIEW BANCORP INC
filed 2015-02-13
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of February 12, 2015.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014	2

	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2014 and 2013	3

	Consolidated Statements of Comprehensive Income Three and Nine Months Ended December 31, 2014 and 2013	4

	Consolidated Statements of Equity for the Nine Months Ended December 31, 2014 and 2013	5

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2014 and 2013	6

	Notes to Consolidated Financial Statements	7-24

Item 2:	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	25-39

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4:	Controls and Procedures	39

Part II.	Other Information	40-41

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		42
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND MARCH 31, 2014
(In thousands, except share and per share data) (Unaudited)	December 31, 2014	March 31, 2014
ASSETS
Cash (including interest-earning accounts of $5,872 and $51,715)	$21,981	$68,577
Certificates of deposit held for investment	27,214	36,925
Loans held for sale	724	1,024
Investment securities available for sale, at fair value (amortized cost of $17,427 and $23,866)	17,150	23,394
Mortgage-backed securities held to maturity, at amortized cost (fair value of $90 and $104)	88	101
Mortgage-backed securities available for sale, at fair value (amortized cost of $100,613 and $79,083)	101,216	78,575
Loans receivable (net of allowance for loan losses of $11,701 and $12,551)	567,398	520,937
Real estate and other personal property owned	1,604	7,703
Prepaid expenses and other assets	3,041	3,197
Accrued interest receivable	2,024	1,836
Federal Home Loan Bank stock, at cost	6,120	6,744
Premises and equipment, net	15,683	16,417
Deferred income taxes, net	13,500	15,433
Mortgage servicing rights, net	393	369
Goodwill	25,572	25,572
Core deposit intangible, net	8	26
Bank owned life insurance	24,719	17,691
TOTAL ASSETS	$828,435	$824,521
LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$689,330	$690,066
Accrued expenses and other liabilities	9,397	10,497
Advanced payments by borrowers for taxes and insurance	199	467
Federal Home Loan Bank advances	2,100	-
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,298	2,361
Total liabilities	726,005	726,072

COMMITMENTS AND CONTINGENCIES (See Note 16)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
December 31, 2014 – 22,471,890 issued and outstanding	225	225
March 31, 2014 – 22,471,890 issued and outstanding
Additional paid-in capital	65,217	65,195
Retained earnings	36,565	33,592
Unearned shares issued to employee stock ownership trust	(310)	(387)
Accumulated other comprehensive income (loss)	215	(647)
Total shareholders’ equity	101,912	97,978

Noncontrolling interest	518	471
Total equity	102,430	98,449
TOTAL LIABILITIES AND EQUITY	$828,435	$824,521

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2014	2013	2014	2013
INTEREST INCOME:

Interest and fees on loans receivable	$6,498	$6,319	$19,155	$19,389
Interest on investment securities – taxable	75	75	257	191
Interest on mortgage-backed securities	520	88	1,508	156
Other interest and dividends	110	191	359	532
Total interest and dividend income	7,203	6,673	21,279	20,268

INTEREST EXPENSE:
Interest on deposits	322	496	1,024	1,537
Interest on borrowings	163	149	458	449
Total interest expense	485	645	1,482	1,986
Net interest income	6,718	6,028	19,797	18,282
Recapture of loan losses	(400)	-	(1,050)	(2,500)
Net interest income after recapture of loan losses	7,118	6,028	20,847	20,782

NON-INTEREST INCOME:
Fees and service charges	1,032	1,177	3,260	3,301
Asset management fees	718	605	2,248	1,936
Net gain on sale of loans held for sale	154	176	435	609
Bank owned life insurance	196	136	528	419
Other	164	290	226	252
Total non-interest income	2,264	2,384	6,697	6,517

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,472	3,959	12,987	11,696
Occupancy and depreciation	1,223	1,187	3,632	3,621
Data processing	495	523	1,399	1,641
Amortization of core deposit intangible	6	7	18	33
Advertising and marketing expense	169	170	522	578
FDIC insurance premium	143	400	498	1,228
State and local taxes	162	106	416	340
Telecommunications	73	78	223	227
Professional fees	302	342	848	995
Real estate owned expenses	99	298	901	2,402
Other	502	541	1,611	1,740
Total non-interest expense	7,646	7,611	23,055	24,501

INCOME BEFORE INCOME TAXES	1,736	801	4,489	2,798
PROVISION FOR INCOME TAXES	587	-	1,516	16
NET INCOME	$1,149	$801	$2,973	$2,782

Earnings per common share:
Basic	$0.05	$0.04	$0.13	$0.12
Diluted	0.05	0.04	0.13	0.12
Weighted average number of shares outstanding:
Basic	22,394,910	22,370,277	22,388,775	22,364,142
Diluted	22,439,195	22,371,914	22,421,330	22,365,224

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands) (Unaudited)	2014	2013	2014	2013

Net income	$1,149	$801	$2,973	$2,782

Other comprehensive income (loss)
Net unrealized holding gain (loss) from available for sale securities arising during
the period, net of tax of ($274), $77, ($497) and ($174), respectively	531	(149)	966	338

Reclassification adjustment of net gain from sale of available for sale securities
included in income, net of tax of $54, $0, $54 and $0, respectively	(104)	-	(104)	-

Other comprehensive income (loss)	427	(149)	862	338

Noncontrolling interest	13	16	47	62
Total comprehensive income	$1,589	$668	$3,882	$3,182
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2013	22,471,890	$225	$65,551	$14,169	$(490)	$(1,013)	$603	$79,045

Net income	-	-	-	2,782	-	-	-	2,782
Purchase of subsidiary shares from noncontrolling interest	-	-	(399)	-	-	-	(213)	(612)
Stock based compensation expense	-	-	53	-	-	-	-	53
Earned ESOP shares	-	-	(29)	-	77	-	-	48
Unrealized holding gain on securities available for sale	-	-	-	-	-	338	-	338
Noncontrolling interest	-	-	-	-	-	-	62	62

Balance December 31, 2013	22,471,890	$225	$65,176	$16,951	$(413)	$(675)	$452	$81,716

Balance April 1, 2014	22,471,890	$225	$65,195	$33,592	$(387)	$(647)	$471	$98,449

Net income	-	-	-	2,973	-	-	-	2,973
Stock based compensation expense	-	-	26	-	-	-	-	26
Earned ESOP shares	-	-	(4)	-	77	-	-	73
Unrealized holding gain on securities available for sale	-	-	-	-	-	862	-	862
Noncontrolling interest	-	-	-	-	-	-	47	47

Balance December 31, 2014	22,471,890	$225	$65,217	$36,565	$(310)	$215	$518	$102,430

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013	Nine Months Ended December 31,
(In thousands) (Unaudited)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,973	$2,782
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,394	1,330
Recapture of loan losses	(1,050)	(2,500)
Provision for deferred income taxes	1,490	-
Noncash expense related to ESOP	73	48
Increase (decrease) in deferred loan origination fees, net of amortization	73	(21)
Origination of loans held for sale	(13,130)	(21,474)
Proceeds from sales of loans held for sale	13,734	22,615
Stock based compensation expense	26	53
Writedown of real estate owned, net	715	1,607
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(501)	(470)
Income from bank owned life insurance	(528)	(419)
Changes in assets and liabilities:
Prepaid expenses and other assets	74	322
Accrued interest receivable	(187)	77
Accrued expenses and other liabilities	(944)	779
Net cash provided by operating activities	5,212	4,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(23,335)	19,363
Purchase of loans receivable	(22,545)	(7,646)
Proceeds from call, maturity, or sale of investment securities available for sale	8,480	3,000
Principal repayments on investment securities available for sale	-	847
Principal repayments on mortgage-backed securities available for sale	13,660	1,121
Principal repayments on mortgage-backed securities held to maturity	13	20
Purchase of investment securities available for sale	(2,000)	(16,448)
Purchase of mortgage-backed securities available for sale	(50,199)	(35,775)
Proceeds from sale of mortgage-backed securities available for sale	14,225	-
Redemption of certificates of deposit held for investment	9,711	7,461
Proceeds from redemption of Federal Home Loan Bank stock	624	196
Purchase of Bank owned life insurance	(6,500)	-
Purchase of premises and equipment and capitalized software	(367)	(738)
Proceeds from sale of real estate owned and premises and equipment	5,392	7,633
Net cash used in investing activities	(52,841)	(20,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(736)	25,465
Purchase of subsidiary shares from noncontrolling interest	-	(612)
Proceeds from borrowings	25,450	2,000
Repayment of borrowings	(23,350)	(2,000)
Principal payments under capital lease obligation	(63)	(59)
Net decrease in advance payments by borrowers	(268)	(832)
Net cash provided by financing activities	1,033	23,962

NET INCREASE (DECREASE) IN CASH	(46,596)	7,725
CASH, BEGINNING OF PERIOD	68,577	115,415
CASH, END OF PERIOD	$21,981	$123,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,048	$1,535
Income taxes	15	29

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$804	$5,782
Transfer of real estate owned to loans	726	196
Fair value adjustment to securities available for sale	1,305	512
Income tax effect related to fair value adjustment	(443)	(174)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2014 (“2014 Form 10-K”). The results of operations for the nine months ended December 31, 2014 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

The following table presents information on stock options outstanding for the periods shown.

	Nine Months Ended December 31, 2014		Nine Months Ended December 31, 2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	474,654	$7.91	407,500	$9.05
Grants	-	-	87,154	2.78
Expired	(32,000)	9.55	(20,000)	8.98
Balance, end of period	442,654	$7.79	474,654	$7.91

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Stock options fully vested and expected to vest:
Number	442,504	469,896
Weighted average exercise price	$7.79	$7.96
Aggregate intrinsic value (1)	$253,000	$18,000
Weighted average contractual term of options (years)	3.95	4.81
Stock options fully vested and currently exercisable:
Number	442,054	385,300
Weighted average exercise price	$7.79	$9.10
Aggregate intrinsic value (1)	$253,000	$7,000
Weighted average contractual term of options (years)	3.95	3.79

(1)  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

Stock-based compensation expense related to stock options for the nine months ended December 31, 2014 and 2013 was $26,000 and $53,000, respectively. As of December 31, 2014, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. During the nine months ended December 31, 2014, there were no stock options granted. During the nine months ended December 31, 2013, the Company granted 87,154 stock options. The weighted average fair value of stock options granted during the nine months ended December 31, 2013 was $1.18.

The Black-Scholes model uses the assumptions listed in the following table:

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2014	1.95%	6.25	51.87%	2.04%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed exercise of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. For the three and nine months ended December 31, 2014, stock options for 233,000 and 235,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive. For the three and nine months ended December 31, 2013, stock options for 460,000 and 432,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Basic EPS computation:
Numerator-net income	$1,149,000	$801,000	$2,973,000	$2,782,000
Denominator-weighted average common shares outstanding	22,394,910	22,370,277	22,388,775	22,364,142
Basic EPS	$0.05	$0.04	$0.13	$0.12
Diluted EPS computation:
Numerator-net income	$1,149,000	$801,000	$2,973,000	$2,782,000
Denominator-weighted average common shares outstanding	22,394,910	22,370,277	22,388,775	22,364,142
Effect of dilutive stock options	44,285	1,637	32,555	1,082
Weighted average common shares and common stock equivalents	22,439,195	22,371,914	22,421,330	22,365,224
Diluted EPS	$0.05	$0.04	$0.13	$0.12

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Trust preferred	$1,919	$-	$(59)	$1,860
Agency securities	15,508	23	(241)	15,290
Total	$17,427	$23	$(300)	$17,150

March 31, 2014
Trust preferred	$1,919	$-	$(16)	$1,903
Agency securities	21,947	6	(462)	21,491
Total	$23,866	$6	$(478)	$23,394

The contractual maturities of investment securities available for sale are as follows (in thousands):
December 31, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	14,500	14,262
Due after five years through ten years	1,008	1,028
Due after ten years	1,919	1,860
Total	$17,427	$17,150

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014

Trust preferred	$1,860	$(59)	$-	$-	$1,860	$(59)
Agency securities	-	-	12,759	(241)	12,759	(241)
Total	$1,860	$(59)	$12,759	$(241)	$14,619	$(300)

March 31, 2014

Trust preferred	$1,903	$(16)	$-	$-	$1,903	$(16)
Agency securities	17,985	(462)	-	-	17,985	(462)
Total	$19,888	$(478)	$-	$-	$19,888	$(478)

At December 31, 2014, the Company had a single collateralized debt obligation which is secured by a pool of trust preferred securities issued by 15 other holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuer. Four of the issuers of trust preferred securities in this pool have defaulted (representing 51% of the remaining collateral, including excess collateral), and one other issuer is currently deferring interest payments (2% of the remaining collateral). The Company has estimated an expected default rate of 43% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 69% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the three and nine months ended December 31, 2014, the Company determined that there was no additional OTTI charge on the above collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

Proceeds from sale of investment securities totaled $2.5 million for the three and nine months ended December 31, 2014. Gross realized gains on sales of investment securities totaled $31,000 for both the three and nine months ended December 31, 2014. The Company had no sales and no realized gains or losses on investment securities for the three and nine months ended December 31, 2013. Investment securities with an amortized cost of $3.0 million and $1.0 million and a fair value of $2.9 million and $975,000 at December 31, 2014 and March 31, 2014, respectively, were pledged as collateral for government public funds held by the Bank.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Mortgage-backed securities (1)	$88	$2	$-	$90

March 31, 2014
Mortgage-backed securities (1)	$101	$3	$-	$104

(1) Comprised of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“ FHLMC”) issued securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

December 31, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	75	77
Due after ten years	13	13
Total	$88	$90

Mortgage-backed securities held to maturity with an amortized cost of $28,000 and $36,000 and a fair value of $28,000 and $37,000 at December 31, 2014 and March 31, 2014, respectively, were pledged as collateral for governmental public funds held by the Company.

Mortgage-backed securities available for sale consisted of the following at the dates indicated (in thousands):

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits (1)	$23,802	$56	$(54)	$23,804
Mortgage-backed securities (2)	71,240	614	(107)	71,747
Other mortgage-backed securities (3)	5,571	110	(16)	5,665
Total	$100,613	$780	$(177)	$101,216

March 31, 2014
Real estate mortgage investment conduits	$7,218	$9	$(77)	$7,150
Mortgage-backed securities	65,858	102	(547)	65,413
Other mortgage-backed securities	6,007	18	(13)	6,012
Total	$79,083	$129	$(637)	$78,575

(1) Comprised of FHLMC and FNMA issued securities.
(2) Comprised of FHLMC, FNMA and Ginnie Mae (“GNMA”) issued securities.
(3) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by private issuers.

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
December 31, 2014	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	2,478	2,493
Due after five years through ten years	5,585	5,616
Due after ten years	92,550	93,107
Total	$100,613	$101,216

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014

Real estate mortgage investment conduits	$14,822	$(54)	$-	$-	$14,822	$(54)
Mortgage-backed securities (1)	4,348	(7)	5,202	(100)	9,550	(107)
Other mortgage-backed securities (2)	-	-	1,451	(16)	1,451	(16)
Total	$19,170	$(61)	$6,653	$(116)	$25,823	$(177)

March 31, 2014

Real estate mortgage investment conduits	$4,996	$(77)	$-	$-	$4,996	$(77)
Mortgage-backed securities	49,177	(547)	-	-	49,177	(547)
Other mortgage-backed securities	1,526	(13)	-	-	1,526	(13)
Total	$55,699	$(637)	$-	$-	$55,699	$(637)

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

Proceeds from sale of mortgage-backed securities totaled $14.3 million for the three and nine months ended December 31, 2014. Gross realized gains on sales of mortgage-backed securities totaled $127,000 for both the three and nine months ended December 31, 2014. The Company had no sales and no realized gains or losses on mortgage-backed securities for the three and nine months ended December 31, 2013. Mortgage-backed securities available for sale with an amortized cost of $1.5 million and $1.7 million and a fair value of $1.5 million and $1.7 million at December 31, 2014 and March 31, 2014, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31, 2014	March 31, 2014
Commercial and construction
Commercial business	$82,284	$71,632
Other real estate mortgage (1)	337,030	324,881
Real estate construction	29,199	19,482
Total commercial and construction	448,513	415,995

Consumer
Real estate one-to-four family	90,865	93,007
Other installment	39,721	24,486
Total consumer	130,586	117,493

Total loans	579,099	533,488

Less: Allowance for loan losses	11,701	12,551
Loans receivable, net	$567,398	$520,937

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2014, loans carried at $340.8 million were pledged as collateral to the Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to/under borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of December 31, 2014 and March 31, 2014, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):
Three months ended December 31, 2014	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,579	$5,187	$265	$360	$319	$2,822	$1,469	$12,001
Provision for (recapture of) loan losses	117	(868)	192	(1)	461	60	(361)	(400)
Charge-offs	(16)	-	-	-	-	(27)	-	(43)
Recoveries	24	-	102	-	-	17	-	143
Ending balance	$1,704	$4,319	$559	$359	$780	$2,872	$1,108	$11,701

Nine months ended December 31, 2014

Beginning balance	$2,409	$5,269	$340	$203	$387	$2,653	$1,290	$12,551
Provision for (recapture of) loan losses	(644)	(922)	(1)	156	393	150	(182)	(1,050)
Charge-offs	(89)	(28)	-	-	-	(85)	-	(202)
Recoveries	28	-	220	-	-	154	-	402
Ending balance	$1,704	$4,319	$559	$359	$780	$2,872	$1,108	$11,701

Three months ended December 31, 2013

Beginning balance	$1,913	$6,787	$815	$269	$235	$1,845	$1,832	$13,696
Provision for (recapture of) loan losses	(170)	(652)	(782)	(101)	5	215	1,485	-
Charge-offs	(36)	(102)	-	-	-	(137)	-	(275)
Recoveries	306	8	289	-	-	24	-	627
Ending balance	$2,013	$6,041	$322	$168	$240	$1,947	$3,317	$14,048

Nine months ended December 31, 2013

Beginning balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643
Provision for (recapture of) loan losses	(503)	313	(2,461)	(373)	22	(1,009)	1,511	(2,500)
Charge-offs	(135)	(274)	(45)	-	(7)	(293)	-	(754)
Recoveries	523	23	809	-	4	300	-	1,659
Ending balance	$2,013	$6,041	$322	$168	$240	$1,947	$3,317	$14,048

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):
	Allowance for loan losses			Recorded investment in loans
December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,704	$1,704	$1,188	$81,096	$82,284
Commercial real estate	9	4,310	4,319	17,048	273,367	290,415
Land	-	559	559	800	14,262	15,062
Multi-family	-	359	359	2,290	29,263	31,553
Real estate construction	-	780	780	-	29,199	29,199
Consumer	127	2,745	2,872	2,635	127,951	130,586
Unallocated	-	1,108	1,108	-	-	-
Total	$136	$11,565	$11,701	$23,961	$555,138	$579,099

March 31, 2014

Commercial business	$-	$2,409	$2,409	$947	$70,685	$71,632
Commercial real estate	137	5,132	5,269	18,122	269,386	287,508
Land	-	340	340	858	15,387	16,245
Multi-family	-	203	203	2,014	19,114	21,128
Real estate construction	-	387	387	-	19,482	19,482
Consumer	142	2,511	2,653	4,009	113,484	117,493
Unallocated	-	1,290	1,290	-	-	-
Total	$279	$12,272	$12,551	$25,950	$507,538	$533,488

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $83,000 and $165,000 during the three months ended December 31, 2014 and 2013, respectively. Interest income foregone on non-accrual loans was $351,000 and $777,000 during the nine months ended December 31, 2014 and 2013, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

December 31, 2014	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$183	$96	$279	$82,005	$82,284	$-
Commercial real estate	1,562	3,003	4,565	285,850	290,415	-
Land	-	800	800	14,262	15,062	-
Multi-family	-	2,290	2,290	29,263	31,553	-
Real estate construction	-	-	-	29,199	29,199	-
Consumer	825	1,540	2,365	128,221	130,586	-
Total	$2,570	$7,729	$10,299	$568,800	$579,099	$-

March 31, 2014

Commercial business	$120	$452	$572	$71,060	$71,632	$-
Commercial real estate	188	8,067	8,255	279,253	287,508	-
Land	-	800	800	15,445	16,245	-
Multi-family	359	2,014	2,373	18,755	21,128	-
Real estate construction	-	-	-	19,482	19,482	-
Consumer	1,580	2,729	4,309	113,184	117,493	-
Total	$2,247	$14,062	$16,309	$517,179	$533,488	$-

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	December 31, 2014		March 31, 2014
	Weighted- Average Risk Grade	Classified Loans(2)	Weighted- Average Risk Grade	Classified Loans(2)

Commercial business	3.40	$673	3.54	$8,419
Commercial real estate	3.69	12,193	3.87	19,838
Land	4.21	800	3.88	800
Multi-family	3.55	2,303	3.81	2,028
Real estate construction	3.50	1,843	3.08	-
Consumer (1)	7.00	1,540	7.00	2,729
Total	3.64	$19,352	3.82	$33,814

Total loans risk rated	$449,298		$418,503

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

The following tables present an analysis of impaired loans at the dates and for the periods indicated (in thousands):

December 31, 2014	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$1,188	$-	$1,188	$1,342	$-
Commercial real estate	15,486	1,562	17,048	17,907	9
Land	800	-	800	804	-
Multi-family	2,290	-	2,290	2,462	-
Consumer	1,286	1,349	2,635	3,238	127
Total	$21,050	$2,911	$23,961	$25,753	$136

March 31, 2014

Commercial business	$947	$-	$947	$1,067	$-
Commercial real estate	17,956	166	18,122	20,601	137
Land	858	-	858	861	-
Multi-family	2,014	-	2,014	2,103	-
Consumer	2,596	1,413	4,009	4,639	142
Total	$24,371	$1,579	$25,950	$29,271	$279

	Three Months ended December 31, 2014		Three Months ended December 31, 2013
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,203	$14	$1,610	$14
Commercial real estate	17,086	121	17,452	111
Land	800	-	1,640	1
Multi-family	2,299	-	2,298	-
Consumer	2,662	18	3,103	7
Total	$24,050	$153	$26,103	$133

	Nine Months ended December 31, 2014		Nine Months ended December 31, 2013
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,070	$36	$1,201	$37
Commercial real estate	17,436	346	19,783	362
Land	821	-	2,103	5
Multi-family	2,239	-	2,944	15
Real estate construction	-	-	86	-
Consumer	3,329	56	3,597	30
Total	$24,895	$438	$29,714	$449

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

The following table presents new TDRs for the periods indicated:

	Nine Months Ended December 31, 2014			Nine Months Ended December 31, 2013
(Dollars in Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	-	$-	$-	2	$310	$270
Commercial real estate	1	344	333	1	4,525	4,330
Multi-family	-	-	-	1	2,562	2,065
Consumer	-	-	-	1	43	41
Total	1	$344	$333	5	$7,440	$6,706

There were no TDRs recorded in the twelve months prior to December 31, 2014 and 2013 that defaulted in the nine months ended December 31, 2014 and 2013.

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

The Company performed an impairment assessment as of October 31, 2014 and determined that no impairment of the goodwill asset exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

10.	FEDERAL HOME LOAN BANK ADVANCES

FHLB borrowings are summarized as follows (dollars in thousands):

	December 31, 2014	March 31, 2014
Federal Home Loan Bank advances	$2,100	$-
Weighted average interest rate:	0.34%	-%

11.	JUNIOR SUBORDINATED DEBENTURES

At December 31, 2014, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferred period, distributions on the corresponding trust preferred securities is also deferred. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. During the quarter-ended December 31, 2014, the Company paid the entire $4.0 million of interest deferred on the Debentures and the trust preferred securities holders received payment of their deferred distribution.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at December 31, 2014 and March 31, 2014, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the Debentures at December 31, 2014 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.60%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.59%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands):

	Unrealized Gains and Losses on Available for Sale Securities (1)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Beginning Balance	$(212)	$(526)	$(647)	$(1,013)

Other comprehensive income (loss)	531	(149)	966	338

Amounts reclassified from accumulated other comprehensive income (loss) (2)	(104)	-	(104)	-

Net current-period other comprehensive income (loss)	427	(149)	862	338

Ending Balance	$215	$(675)	$215	$(675)

(1) All Amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about reclassifications.

The following table presents details regarding the reclassifications from accumulated other comprehensive income for the periods indicated (in thousands):

	Unrealized gain and losses on available for sale securities
	Three Months Ended December 31,		Nine Months Ended December 31,		Affected Line Item in the Consolidated Statement
	2014	2013	2014	2013	of Income

Investment securities and mortgage-backed securities gains	$158	$-	$158	$-	Other non-interest income
Income tax expense	(54)	-	(54)	-	Provision for income taxes
Securities gains, net of tax	$104	$-	$104	$-

13.	FAIR VALUE MEASUREMENT

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

The following table presents assets that are measured at fair value on a recurring basis at the dates indicated (in thousands):
		Fair value measurements using
December 31, 2014	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment securities available for sale:
Trust preferred	$1,860	$-	$-	$1,860
Agency securities	15,290	-	15,290	-
Mortgage-backed securities available for sale:
Real estate mortgage investment conduits	23,804	-	23,804	-
Mortgage-backed securities	71,747	-	71,747	-
Other mortgage-backed securities	5,665	-	5,665	-
Total recurring assets measured at fair value	$118,366	$-	$116,506	$1,860

March 31, 2014

Investment securities available for sale:
Trust preferred	$1,903	$-	$-	$1,903
Agency securities	21,491	-	21,491	-
Mortgage-backed securities available for sale:
Real estate mortgage investment conduits	7,150	-	7,150	-
Mortgage-backed securities	65,413	-	65,413	-
Other mortgage-backed securities	6,012	-	6,012	-
Total recurring assets measured at fair value	$101,969	$-	$100,066	$1,903

The following tables present a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands). There were no transfers of assets in to or out of Level 1, 2 or 3 for the nine months ended December 31, 2014 and 2013.

	For the Nine Months Ended December 31, 2014	For the Nine Months Ended December 31, 2013
	Available for sale securities	Available for sale securities

Beginning balance	$1,903	$1,238
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	(43)	683
Ending balance	$1,860	$1,921

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

For Level 2 securities, the independent pricing service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data from market research publications. Investments securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. The Company’s third-party pricing service has established processes for us to submit inquiries regarding quoted prices. The Company’s third-party pricing service will review the inputs to the evaluation in light of any new market data presented by us. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

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

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures during the nine months ended December 31, 2014. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements using
December 31, 2014	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$3,426	$-	$-	$3,426
Real estate owned	1,193	-	-	1,193
Total nonrecurring assets measured at fair value	$4,619	$-	$-	$4,619

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2014:

	Valuation technique	Significant unobservable inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	0%

Real estate owned	Appraised value	Adjustment for market conditions	0%
(1) There were no adjustments to appraised values at December 31, 2014.

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

Real estate owned – REO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. REO is recorded at the fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write downs based on the property’s fair value less estimated costs to sell at the date of acquisition are charged to the allowance for loan losses. At acquisition date, any write ups, where the fair value less estimated costs to sell exceeds the loan basis, are first recovered through the allowance for loan losses if there was a prior charge-off and then applied to any outstanding accrued interest. If no prior charge-off or accrued interest is present, the amount is recorded as gain on transfer of REO.

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

14.	NEW ACCOUNTING PRONOUNCEMENTS

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

The estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
December 31, 2014	Carry value	(Level 1)	(Level 2)	(Level 3)	Fair value

Assets:
Cash	$21,981	$21,981	$-	$-	$21,981
Certificates of deposit held for investment	27,214	-	27,408	-	27,408
Investment securities available for sale	17,150	-	15,290	1,860	17,150
Mortgage-backed securities held to maturity	88	-	90	-	90
Mortgage-backed securities available for sale	101,216	-	101,216	-	101,216
Loans receivable, net	567,398	-	-	524,376	524,376
Loans held for sale	724	-	724	-	724
Federal Home Loan Bank stock	6,120	-	6,120	-	6,120

Liabilities:
Demand – savings deposits	548,301	548,301	-	-	548,301
Time deposits	141,029	-	140,681	-	140,681
Federal Home Loan Bank advances	2,100	-	2,100	-	2,100
Junior subordinated debentures	22,681	-	-	10,255	10,255

March 31, 2014

Assets:
Cash	$68,577	$68,577	$-	$-	$68,577
Certificates of deposit held for investment	36,925	-	37,176	-	37,176
Investment securities available for sale	23,394	-	21,491	1,903	23,394
Mortgage-backed securities held to maturity	101	-	104	-	104
Mortgage-backed securities available for sale	78,575	-	78,575	-	78,575
Loans receivable, net	520,937	-	-	480,454	480,454
Loans held for sale	1,024	-	1,024	-	1,024
Federal Home Loan Bank stock	6,744	-	6,744	-	6,744

Liabilities:
Demand – savings deposits	$527,813	527,813	-	-	527,813
Time deposits	162,253	-	162,020	-	162,020
Junior subordinated debentures	22,681	-	-	11,233	11,233

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

Federal Home Loan Bank Advances – The fair value of FHLB advances was based on the carrying value as the advances are overnight (short-term) advances.

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

Significant off-balance sheet commitments at December 31, 2014 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$23,840
Fixed-rate	6,734
Standby letters of credit	791
Undisbursed loan funds, and unused lines of credit	75,354
Total	$106,719

At December 31, 2014, the Company had firm commitments to sell $3.1 million of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At December 31, 2014, loans under warranty totaled $117.2 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Company believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability has been recorded in the consolidated financial statements.

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. The Company’s strategy over the past several years has been to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. The Company’s loan portfolio totaled $567.4 million at December 31, 2014 compared to $520.9 million at March 31, 2014.

Most recently, the Company’s primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. Beginning in 2014, the Company began purchasing from time to time pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments. These indirect automobile loans were originated through a single dealership group located outside the Company’s primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. At December 31, 2014, the Company had $37.5 million in purchased automobile loans; at that date, three of these loans totaling $44,000 were on non-accrual status.

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

At December 31, 2014, checking accounts totaled $251.9 million, or 36.5% of our total deposit mix compared to $223.0 million or 32.4% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through RAMCorp and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 17 branches, including ten in Clark County, two in the Portland metropolitan area and three lending centers, including our most recently opened full-service branch in Gresham, Oregon.

Economic conditions in the Company’s market areas have continued to improve from the recent recessionary downturn; however, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward. According to the Washington State Employment Security Department, unemployment in Clark County increased to 7.3% at November 30, 2014 compared to 6.9% at March 31, 2014. According to the Oregon Employment Department, unemployment in Portland remained constant at 6.2% at both November 30, 2014 and March 31, 2014. According to the Regional Multiple Listing Services (“RMLS”), inventory levels in Portland, Oregon have decreased to 2.3 months at December 31, 2014 compared to 3.1 months at March 31, 2014. Inventory levels in Clark County have decreased to 3.4 months at December 31, 2014 compared to 4.6 months at March 31, 2014. According to the RMLS, closed home sales in Clark County increased 13.0% and 9.7% during December 2014 compared to March 2014 and December 2013, respectively. Closed home sales in Portland increased 20.6% and 25.6% during December 2014 compared to March 2014 and December 2013, respectively. The Company has also seen an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity in the Portland/Vancouver market area has performed better than the residential real estate market; however, it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland, Oregon were approximately 11.9% and 13.5%, respectively, as of December 31, 2014 compared to 10.8% and 15.2%, respectively, at December 31, 2013.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. Nonperforming assets decreased $12.4 million to $9.3 million at December 31, 2014 compared to $21.8 million at March 31, 2014. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with its heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $376.7 million and $359.7 million at December 31, 2014 and March 31, 2014, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product for consumer customers, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to business customers. The Company introduced its mobile banking application during the second fiscal quarter of 2013 to further allow flexibility and convenience to its customers related to their banking needs. During June 2013, the Company also implemented a new core banking platform that enabled the Company to better serve its customer base. The Company also participates in an internet deposit listing service which allows the Company to post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. The Company does not currently have any internet based deposits; however, the Company will continue to have accessibility to these funds in the future. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company also offers Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers along with the Certificate of Deposit Account Registry Service (CDARS™) program which allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $6.6 million during the nine months ended December 31, 2014. The Company had $2.1 million in outstanding advances from the FHLB at December 31, 2014. The Company had no outstanding advances from the FRB at December 31, 2014.

Continued Expense Control. Management has undertaken several initiatives to reduce non-interest expense and continues to make it a priority to identify cost savings opportunities throughout all aspects of the Company’s operations, including forming a cost saving committee whose mission is to find additional cost saving opportunities at the Company. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. In October 2014, the Company closed one of its branches as a result of its failure to meet the Company’s required growth and profitability standards. This was an in-store branch located in Portland Oregon. The Company expects minimal impact to its customers and deposit totals due to this branch’s proximity to its Gresham, Oregon branch which opened in the summer of 2012.

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

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2014	(in thousands)

Commercial business	$82,284	$-	$-	$82,284
Commercial construction	-	-	26,051	26,051
Office buildings	-	81,882	-	81,882
Warehouse/industrial	-	45,089	-	45,089
Retail/shopping centers/strip malls	-	60,472	-	60,472
Assisted living facilities	-	1,855	-	1,855
Single purpose facilities	-	101,117	-	101,117
Land	-	15,062	-	15,062
Multi-family	-	31,553	-	31,553
One-to-four family construction	-	-	3,148	3,148
Total	$82,284	$337,030	$29,199	$448,513

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2014

Commercial business	$71,632	$-	$-	$71,632
Commercial construction	-	-	15,618	15,618
Office buildings	-	77,476	-	77,476
Warehouse/industrial	-	45,632	-	45,632
Retail/shopping centers/strip malls	-	63,049	-	63,049
Assisted living facilities	-	7,585	-	7,585
Single purpose facilities	-	93,766	-	93,766
Land	-	16,245	-	16,245
Multi-family	-	21,128	-	21,128
One-to-four family construction	-	-	3,864	3,864
Total	$71,632	$324,881	$19,482	$415,995

Comparison of Financial Condition at December 31, 2014 and March 31, 2014

Cash, including interest-earning accounts, totaled $22.0 million at December 31, 2014 compared to $68.6 million at March 31, 2014. The Company has deployed a portion of its excess cash balances into mortgage-backed securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At December 31, 2014, certificates of deposits held for investment totaled $27.2 million compared to $36.9 million at March 31, 2014.

Investment securities available for sale totaled $17.2 million and $23.4 million at December 31, 2014 and at March 31, 2014, respectively. The Company primarily purchases agency securities with maturities of five years or less. For the quarter ended December 31, 2014, the Company determined that none of its investment securities required an OTTI charge. For additional information, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Mortgage-backed securities available-for-sale totaled $101.2 million at December 31, 2014, compared to $78.6 million at March 31, 2014. The increase was due to a decision by the Company to invest additional excess cash into higher yielding mortgage-backed securities. During the nine month period ended December 31, 2014, the Company purchased $50.2 million of mortgage-backed securities. The Company also sold, during the three month period ended December 31, 2014, $14.2 million of mortgage-backed securities in order to fund some loan originations and to generate gains on sale by taking advantage of market interest rate fluctuations. Realized gains totaled $127,000 for both the three and nine months ended December 31, 2014. There were no sales of mortgage-backed securities for the three or nine months ended December 31, 2013. The Company primarily purchases a combination of mortgage-backed securities backed by government agencies (FHLMC, FNMA, SBA or GNMA).

Loans receivable, net, totaled $567.4 million at December 31, 2014, compared to $520.9 million at March 31, 2014. The increase was primarily due to $31.6 million in net organic loan growth, concentrated in the commercial business, commercial real estate and multi-family loan portfolios. The Company also had a $14.9 million net increase in purchased automobile loan pools. The Company has seen an increase in loan demand in its market areas and anticipates organic loan growth will increase during fiscal year 2015. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Deposit accounts decreased $736,000 to $689.3 million at December 31, 2014, compared to $690.1 million at March 31, 2014. The Company had no wholesale-brokered deposits as of December 31, 2014 or March 31, 2014. Core branch deposits accounted for 96.7% of total deposits at December 31, 2014, compared to 95.7% at March 31, 2014. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $3.9 million to $101.9 million at December 31, 2014 from $98.0 million at March 31, 2014. The increase was mainly attributable to net income of $3.0 million and other comprehensive income related to unrealized holding gain on securities available for sale of $862,000 for the nine months ended December 31, 2014.

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of December 31, 2014, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank’s actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):
	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital:
(To Risk-Weighted Assets)	$91,891	15.59%	$47,144	8.0%	$70,716	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	84,468	14.33	23,572	4.0	35,358	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	84,468	10.72	31,522	4.0	70,926	9.0	(1)
Tangible Capital:
(To Tangible Assets)	84,468	10.72	11,821	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total Capital:
(To Risk-Weighted Assets)	$90,733	16.66%	$43,572	8.0%	$65,359	12.0	% (1)
Tier 1 Capital:
(To Risk-Weighted Assets)	83,850	15.40	21,786	4.0	32,679	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	83,850	10.71	31,320	4.0	70,469	9.0	(1)
Tangible Capital:
(To Tangible Assets)	83,850	10.71	11,745	1.5	N/A	N/A
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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2014, the Company used its sources of funds primarily to fund loan commitments, purchase investment securities and to fund deposit withdrawals. At December 31, 2014, cash and available for sale investments totaled $167.6 million, or 20.2% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At December 31, 2014, the Bank had no advances from the FRB and a borrowing capacity of $42.8 million from the FRB. At December 31, 2014, borrowings from the FHLB of Seattle totaled $2.1 million and the Company had an available credit facility of $186.2 million. At December 31, 2014, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Company has utilized brokered deposits from time to time, the Company historically has not relied on brokered deposits to fund its operations. At December 31, 2014, the Company had no wholesale-brokered deposits. The Company also participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s reciprocal CDARS and ICS balances were $28.7 million, or 4.2% of total deposits at December 31, 2014 compared to $38.3 million, or 5.6% of total deposits at March 31, 2014. Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. The Company does not currently have any internet based deposits; however, the Company will continue to have accessibility to these funds in the future. The combination of all the Company’s funding sources, gives the Company available liquidity of $492.9 million, or 59.5% of total assets at December 31, 2014.

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

At December 31, 2014, the Company had total commitments of $106.7 million, which includes commitments to extend credit of $30.6 million, unused lines of credit and undisbursed balances of $75.4 million and standby letters of credit totaling $791,000. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $92.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $69.2 million.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $9.3 million or 1.13% of total assets at December 31, 2014 compared to $21.8 million or 2.64% of total assets at March 31, 2014.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands).

	December 31, 2014		March 31, 2014
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	1	$96	4	$452
Commercial real estate	5	3,003	8	8,067
Land	1	800	1	800
Multi-family	2	2,290	1	2,014
Consumer	11	1,540	9	2,729
Total	20	$7,729	23	$14,062

The Company has continued to focus on managing the residential construction and land acquisition and development portfolios. At December 31, 2014, the Company’s residential construction and land acquisition and development loan portfolios were $3.1 million and $15.1 million, respectively compared to $3.9 million and $16.2 million, respectively at March 31, 2014. At December 31, 2014 and March 31, 2014, there were no nonperforming loans in the residential construction loan portfolio. The percentage of nonperforming loans in the land acquisition and development portfolio at December 31, 2014 and March 31, 2014 was 5.31% and 4.92%, respectively. For the nine months ended December 31, 2014, there were no charge-offs or recoveries in the residential construction portfolio. There were no charge-offs in the land development portfolio; however, recoveries in the land development portfolio totaled $220,000 for the nine months ended December 31, 2014.

REO totaled $1.6 million at December 31, 2014 compared to $7.7 million at March 31, 2014. During the nine months ended December 31, 2014, REO sales totaled $6.2 million, valuation write-downs totaled $715,000 and transfers to REO totaled $804,000. The $1.6 million balance of REO is comprised of residential building lots totaling $769,000, land development property totaling $502,000 and commercial real estate property totaling $333,000. All of these properties are located in Washington and Oregon.

The allowance for loan losses was $11.7 million or 2.02% of total loans at December 31, 2014 compared to $12.6 million or 2.35% of total loans at March 31, 2014. The decrease in the balance of the allowance for loan losses at December 31, 2014 reflects the continuing trend of lower levels of delinquent and classified loans, decreased charge-offs and increased recoveries, as well as stabilizing real estate values which began in fiscal 2014, which resulted in the Company recording a recapture of loan losses of $1.1 million for the nine months ended December 31, 2014.

The coverage ratio of allowance for loan losses to nonperforming loans was 151.39% at December 31, 2014 compared to 89.25% at March 31, 2014. At December 31, 2014, the Company identified $7.2 million or 92.53% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at December 31, 2014 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral and when applicable, less selling costs, are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At December 31, 2014, the Company had TDRs totaling $22.2 million of which $16.8 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for two of the Company’s TDRs that defaulted since the loan was modified. The related amount of interest income recognized on TDRs was $437,000 for the nine months ended December 31, 2014.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated.

	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$96	$452
Other real estate mortgage	6,093	10,881
Consumer	1,540	2,729
Total	7,729	14,062
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	7,729	14,062
REO	1,604	7,703
Total nonperforming assets	$9,333	$21,765

Foregone interest on non-accrual loans (1)	$351	$949
Total nonperforming loans to total loans	1.33%	2.64%
Total nonperforming loans to total assets	0.93	1.71
Total nonperforming assets to total assets	1.13	2.64

(1) Nine months ended December 31, 2014 and twelve months ended March 31, 2014

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows at the dates indicated:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2014

Commercial business	$-	$-	$-	$-	$96	$96
Commercial real estate	2,077	-	926	-	-	3,003
Land	-	800	-	-	-	800
Multi-family	-	1,933	357	-	-	2,290
Consumer	443	-	783	270	44	1,540
Total nonperforming loans	2,520	2,733	2,066	270	140	7,729
REO	$374	$-	$1,185	$45	-	1,604
Total nonperforming assets	$2,894	$2,733	$3,251	$315	$140	$9,333

March 31, 2014

Commercial business	$-	$-	$452	$-	$-	$452
Commercial real estate	2,194	-	5,873	-	-	8,067
Land	-	800	-	-	-	800
Multi-family	2,014	-	-	-	-	2,014
Consumer	395	-	2,065	269	-	2,729
Total nonperforming loans	4,603	800	8,390	269	-	14,062
REO	$374	$542	$5,966	$821	-	7,703
Total nonperforming assets	$4,977	$1,342	$14,356	$1,090	$-	$21,765

The composition of the land development and speculative construction loan portfolios by geographical area is as follows at the dates indicated:

	Northwest Oregon	Other Oregon	Southwest Washington	Other	Total
December 31, 2014		(in thousands)

Land development	$111	$2,924	$12,027	$-	$15,062
Speculative construction	-	-	2,190	204	2,394
Total land development and speculative construction	$111	$2,924	$14,217	$204	$17,456

March 31, 2014

Land development	$2,676	$1,184	$12,385	$-	$16,245
Speculative construction	-	-	3,617	30	3,647
Total land development and speculative construction	$2,676	$1,184	$16,002	$30	$19,892

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands).

	December 31, 2014		March 31, 2014
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	8	$577	15	$7,967
Commercial real estate	9	9,190	11	11,771
Multi-family	1	13	1	14
Commercial construction	1	1,843	-	-
Total	19	$11,623	27	$19,752

At December 31, 2014 and March 31, 2014, loans delinquent 30 - 89 days were 0.44% and 0.42%, respectively, of total loans. At December 31, 2014, the delinquency rate in the commercial business portfolio was 0.22% while the delinquency rate in the commercial real estate loan portfolio was 0.54%, comprised of one loan totaling $1.6 million. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 50.15% of total loans and commercial business loans represented 14.21% of total loans. At December 31, 2014, the 30-89 days delinquency rate in the real estate one-to-four family loan portfolio was 0.74%.

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

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2014. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 8.5%, a net interest margin that approximated 4.1% and a return on assets that ranged from 0.60% to 1.11% (average of 0.86%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 15.2% utilized for our cash flow estimates and a terminal value estimated at 2.1 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.3 times tangible book value. The Company calculated a fair value of its reporting unit of $130.5 million using the corporate value approach, $135.5 million using the income approach and $134.7 million using the market approach, with a final concluded value of $135.0 million, with primary weight given to the market approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists at December 31, 2014.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2014 and 2013

Net Income. Net income for the three months ended December 31, 2014 and 2013 was $1.1 million, or $0.05 per diluted share, compared to $801,000, or $0.04 per diluted share, respectively. Net income for the nine months ended December 31, 2014 and 2013 was $3.0 million, or $0.13 per diluted share, compared to $2.8 million, or $0.12 per diluted share, respectively. The earnings for the three and nine months ended December 31, 2014 compared to the same prior year period reflects the improvement in net interest income. Furthermore, earnings improved for the nine months ended December 31, 2014 due to the reduction in non-interest expenses, primarily due to the decrease in REO expenses. In addition, net income for the nine month ended December 31, 2014 included a recapture of loan losses of $1.1 million compared to a recapture of loan losses of $2.5 million for the nine months ended December 31, 2013.

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

Net interest income for the three and nine months ended December 31, 2014 was $6.7 million and $19.8 million, respectively, representing a $690,000 and $1.5 million increase compared to the three and nine months ended December 31, 2013, respectively. The net interest margin for the three and nine months ended December 31, 2014 was 3.58% and 3.55%, respectively, compared to 3.29% and 3.39% for the three and nine months ended December 31, 2013, respectively. This increase was primarily the result of the increase in the average balance of loans receivable and short term investments as well as the decrease in average cost of interest bearing deposits.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. At December 31, 2014, 6.62% of our loan portfolio had adjustable (floating) interest rates. At December 31, 2014, $25.2 million, or 65.73% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loan’s contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At December 31, 2014, $25.2 million or 4.35% of the loans in the Company’s loan portfolio were at the floor interest rate of which $22.3 million or 88.69% had yields that would begin floating again once the Wall Street Journal Prime Rate increases at least 150 basis points. While the Company does not anticipate further significant reductions in market interest rates, further modest reductions in its deposit costs are expected due to decreases in its deposit rate offerings and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spread.

Interest Income. Interest income for the three and nine months ended December 31, 2014, was $7.2 million and $21.3 million, respectively, compared to $6.7 million and $20.3 million, respectively, for the same periods in the prior year. The increase was due primarily to the increase in the average balance of investment securities and mortgage-backed securities which resulted in an increase in interest income of $66,000 and $1.4 million, respectively for the nine months ended December 31, 2014 compared the same prior year period. This increase was offset by a decrease of interest income on loans of $234,000 for the nine months ended December 31, 2014 compared the same prior year period due primarily to the impact of loans repricing down to the current low interest rates.

The average balance of net loans increased $37.5 million and $23.5 million to $554.4 million and $548.0 million for the three and nine months ended December 31, 2014, respectively, from $516.9 million and $524.6 million for the same prior year periods, respectively. The average yield on net loans was 4.65% and 4.64% for the three and nine months ended December 31, 2014, respectively, compared to 4.85% and 4.91% for the same three and nine months in the prior year. The decrease in the average yield on net loans was primarily due to the impact of loans repricing downward in the current low interest rate environment and the lower yields on the purchased automobile loan pools. During the three and nine months ended December 31, 2014, the Company also reversed $2,000 and $15,000, respectively, of interest income on nonperforming loans compared to $7,000 and $149,000 for the same three and nine month period in the prior year.

Interest Expense. Interest expense decreased $160,000 and $504,000 to $485,000 and $1.5 million for the three and nine months ended December 31, 2014, respectively, compared to $645,000 and $2.0 million for the three and nine months ended December 31, 2013. The decrease in interest expense was primarily the result of declining deposit costs, due to the Company’s decision to further reduce its deposit rate offerings in light of the continued low interest rate environment, and to a lesser extent a decline in the average balance of higher costing certificates of deposit. The Company has continued to lower its deposit costs throughout the year on many of its deposit products. The weighted average interest rate on interest-bearing deposits decreased to 0.23% and 0.25% for the three and nine months ended December 31, 2014, respectively from 0.35% and 0.37% for the same respective periods in the prior year.

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

	Three Months Ended December 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$426,280	$5,029	4.68%	$424,382	$5,107	4.77%
Non-mortgage loans	128,096	1,469	4.55	92,482	1,212	5.20
Total net loans (1)	554,376	6,498	4.65	516,864	6,319	4.85

Mortgage-backed securities (2)	117,023	520	1.76	23,584	88	1.48
Investment securities (2)	19,661	75	1.51	20,503	75	1.45
Daily interest-bearing assets	1,483	-	-	1,192	-	-
Other earning assets	51,808	110	0.84	165,800	191	0.46
Total interest-earning assets	744,351	7,203	3.84	727,943	6,673	3.64

Non-interest-earning assets:
Office properties and equipment, net	15,841			16,931
Other non-interest-earning assets	71,057			53,572
Total assets	$831,249			$798,446

Interest-bearing liabilities:
Regular savings accounts	$72,462	18	0.10	$61,616	23	0.15
Interest checking accounts	104,172	20	0.08	93,930	26	0.11
Money market deposit accounts	226,694	69	0.12	228,579	128	0.22
Certificates of deposit	144,001	215	0.59	172,127	319	0.74
Total interest-bearing deposits	547,329	322	0.23	556,252	496	0.35

Other interest-bearing liabilities	26,088	163	2.48	25,075	149	2.36
Total interest-bearing liabilities	573,417	485	0.34	581,327	645	0.44

Non-interest-bearing liabilities:
Non-interest-bearing deposits	146,366			123,915
Other liabilities	9,139			10,539
Total liabilities	728,922			715,781
Shareholders’ equity	102,327			82,665
Total liabilities and shareholders’ equity	$831,249			$798,446
Net interest income		$6,718			$6,028
Interest rate spread			3.50%			3.20%
Net interest margin			3.58%			3.29%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.81%			125.22%

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized;
     therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

	Nine Months Ended December 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$423,193	$14,852	4.66%	$438,211	$15,748	4.77%
Non-mortgage loans	124,848	4,303	4.57	86,358	3,641	5.60
Total net loans (1)	548,041	19,155	4.64	524,569	19,389	4.91

Mortgage-backed securities (2)	104,370	1,508	1.92	13,144	156	1.58
Investment securities (2)	20,781	257	1.64	17,580	191	1.44
Daily interest-bearing assets	1,289	-	-	1,206	-	-
Other earning assets	65,470	359	0.73	159,875	532	0.44
Total interest-earning assets	739,951	21,279	3.82	716,374	20,268	3.76

Non-interest-earning assets:
Office properties and equipment, net	16,115			17,388
Other non-interest-earning assets	69,989			52,091
Total assets	$826,055			$785,853

Interest-bearing liabilities:
Regular savings accounts	$69,693	53	0.10	$58,268	66	0.15
Interest checking accounts	102,281	58	0.08	91,698	78	0.11
Money market deposit accounts	227,966	209	0.12	222,629	372	0.22
Certificates of deposit	151,339	704	0.62	177,182	1,021	0.76
Total interest-bearing deposits	551,279	1,024	0.25	549,777	1,537	0.37

Other interest-bearing liabilities	25,391	458	2.39	25,102	449	2.37
Total interest-bearing liabilities	576,670	1,482	0.34	574,879	1,986	0.46

Non-interest-bearing liabilities:
Non-interest-bearing deposits	138,685			119,642
Other liabilities	9,679			9,804
Total liabilities	725,034			704,325
Shareholders’ equity	101,021			81,528
Total liabilities and shareholders’ equity	$826,055			$785,853
Net interest income		$19,797			$18,282
Interest rate spread			3.48%			3.30%
Net interest margin			3.55%			3.39%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.31%			124.61%

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized;
     therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three and nine month periods ended December 31, 2014 compared to the three and nine month periods ended December 31, 2013. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2014 vs. 2013			2014 vs. 2013

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$22	$(100)	$(78)	$(536)	$(360)	$(896)
Non-mortgage loans	423	(166)	257	1,417	(755)	662
Mortgage-backed securities	412	20	432	1,311	41	1,352
Investment securities (1)	(3)	3	-	38	28	66
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	(181)	100	(81)	(412)	239	(173)
Total interest income	673	(143)	530	1,818	(807)	1,011

Interest Expense:
Regular savings accounts	4	(9)	(5)	12	(25)	(13)
Interest checking accounts	2	(8)	(6)	7	(27)	(20)
Money market deposit accounts	(1)	(58)	(59)	9	(172)	(163)
Certificates of deposit	(46)	(58)	(104)	(140)	(177)	(317)
Other interest-bearing liabilities	6	8	14	5	4	9
Total interest expense	(35)	(125)	(160)	(107)	(397)	(504)
Net interest income	$708	$(18)	$690	$1,925	$(410)	$1,515

(1) Interest is presented on a fully tax-equivalent basis using a tax rate of 34%

Provision for Loan Losses. The recapture of loan losses for the three and nine months ended December 31, 2014 was $400,000 and $1.1 million, respectively. This compares to no provision for loan losses for the three months ended December 31, 2013 and a recapture of loan losses of $2.5 million for the nine months ended December 31, 2013. The recapture of loan losses was primarily a result of a decrease in net charge-offs and the decline in the level of delinquent, nonperforming and classified loans, as well as the stabilization of real estate values in our market areas. Although real estate values and the economy in our market areas have recently improved, classified and nonperforming loans remain at higher levels compared to historical trends.

Net recoveries for the three and nine months ended December 31, 2014 were $100,000 and $200,000, respectively, compared to net recoveries of $352,000 and $905,000 for the three and nine months ended December 31, 2013, respectively. Annualized net recoveries to average net loans for the nine-month period ended December 31, 2014 was 0.05% compared 0.23% for the same period in the prior year. The net recoveries occurred primarily as a result of the decrease in nonperforming loans and stabilization of real estate values as well as an increase in recoveries on previously charged off loans. Nonperforming loans were $7.7 million at December 31, 2014, compared to $13.4 million at December 31, 2013. The ratio of allowance for loan losses to nonperforming loans was 151.39% at December 31, 2014 compared to 105.02% at December 31, 2013. See “Asset Quality” set forth above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of December 31, 2014, the Company had identified $24.0 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of the total impaired loans, $21.1 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $533,000 from their original loan balance. The remaining $2.9 million have specific valuation allowances totaling $136,000.

Non-Interest Income. Non-interest income decreased $120,000 to $2.3 million for the three months ended December 31, 2014 compared to $2.4 million for the same prior year period. Non-interest income increased $180,000 to $6.7 million for the nine months ended December 31, 2014, compared to $6.5 million for the nine months ended December 31, 2013. The decrease of $120,000 for the three months ended December 31, 2014 compared to the same period in prior year was due to a decrease in gains on transfer of loans to real estate owned of $229,000 and a decrease in fees and service charges of $145,000. These decreases were offset by an increase in gains on sales of investment securities of $158,000 and an increase in asset management fees of $113,000. Asset management fees increased primarily as a result of an increase in assets under management as compared to the same period last year.

The $180,000 increase for the nine months ended December 31, 2014 compared to the same period in prior year was primarily a result of a $312,000 increase in asset management fees and a $109,000 increase in the cash surrender value of bank owned life insurance policies. These increases were offset by a decrease in fees and service charges of $41,000 and a decrease of $174,000 in gain on sale of loans held for sale, which was primarily due to the decrease in mortgage related activity as a result of an increase in mortgage interest rates which curtailed refinancing activity.

Non-Interest Expense. Non-interest expense remained relatively stable for the three months ended December 31, 2014 as compared to the same period in prior year at $7.6 million for both periods. Non-interest expense decreased $1.4 million to $23.1 million for the nine months ended December 31, 2014, compared to $24.5 million for the nine months ended December 31, 2013. Management continues to focus on managing controllable costs as the Company proactively adjusts to lower levels of real estate lending activity. REO expenses (which include operating costs and write-downs on property) decreased $1.5 million for the nine months ended December 31, 2014 primarily due to the overall decrease in REO balances at December 31, 2014 compared to December 31, 2013. Data processing expenses decreased $242,000 for the nine months ended December 31, 2014 compared to the same period in the prior year as a result of conversion related expenses in the prior year for the Company’s core operating system conversion. The Company’s FDIC insurance premiums also decreased $730,000 for the nine months ended December 31, 2014 compared to the same period in prior year reflecting the Bank’s improved financial condition. Offsetting these decreases was an increase in salaries and employee benefits of $1.3 million for the nine months ended December 31, 2014 compared to the same prior year period. The increase in salaries and employee benefits was due to an increase in staffing in the Company’s lending groups as well as the reinstatement of the Company’s incentive plans.

Income Taxes. The provision for income taxes was $587,000 and $1.5 million for the three and nine months ended December 31, 2014 compared to none and $16,000 for the three and nine months ended December 31, 2013. As of December 31, 2013, the Company carried a deferred tax asset valuation allowance against its deferred tax asset which resulted in the minimum tax expense incurred during the three and nine months ended December 31, 2013. The Company’s effective tax rate at December 31, 2014 remains lower than the statutory tax rate primarily as a result of non-taxable income generated from investments in bank owned life insurance. At March 31, 2014, the Company reversed its deferred tax asset valuation allowance related to the Company’s’ deferred tax assets as management deemed that it was no longer appropriate to carry a deferred tax asset valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. In making this conclusion, management considered, among other factors, the Company’s earnings during the past three years, including the Company’s recent financial performance, the improvement in the Company’s asset quality and financial condition, as well as projected earnings and the impact from the Company’s balance sheet restructure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2014 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2014 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2014 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter-ended December 31, 2014, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                  None.

Item 3. Defaults Upon Senior Securities

                  Not applicable

Item 4. Mine Safety Disclosures

                  Not applicable

Item 5. Other Information

                  Not applicable

Item 6. Exhibits

(a)	Exhibits:

	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Bylaws of the Registrant (1)
	4	Form of Certificate of Common Stock of the Registrant (1)
	10.1	Form of Employment Agreement between the Company and the Bank and each of Patrick Sheaffer, Ronald A. Wysaske and Kevin J. Lycklama
	10.2	Form of Change in Control Agreement between the Company and the Bank and each of Patrick Sheaffer, Ronald A. Wysaske and Kevin J. Lycklama
	10.3	Form of Employment Agreement between the Bank and John A. Karas (2)
	10.4	Employee Severance Compensation Plan (3)
	10.5	Employee Stock Ownership Plan (4)
	10.6	1998 Stock Option Plan (5)
	10.7	2003 Stock Option Plan (6)
	10.8	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
	10.9	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
	10.10	Deferred Compensation Plan (8)
	11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
	31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (9)

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

          RIVERVIEW BANCORP, INC.

By:	/s/ Patrick Sheaffer	By:	/s/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Financial Officer)		(Principal Financial Officer)

Date:	February 12, 2015	Date:	February 12, 2015

EXHIBIT INDEX

10.1	Form of Employment Agreement between the Company and the Bank and each of Patrick Sheaffer, Ronald A. Wysaske and Kevin J. Lycklama
10.2	Form of Change in Control Agreement between the Company and the Bank and each of Patrick Sheaffer, Ronald A. Wysaske and Kevin J. Lycklama
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101*
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.