Form 10-K
period 2015-03-31
RIVERVIEW BANCORP INC
filed 2015-06-12
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2015OR

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

Large accelerated filer [   ]                             Accelerated filer [   ]                          Non-accelerated filer [   ]                              Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2014 was $89,662,841 (22,471,890 shares at $3.99 per share).  As of May 31, 2015, there were issued and outstanding 22,507,890 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders (Part III).

Special Note Regarding Forward-Looking Statements

As used in this Form 10-K, the terms “we,” “our” “us”, “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-K, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its  liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company’s ability to attract and retain deposits; increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2016 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the “Bank”). At March 31, 2015, the Company had total assets of $858.8 million, total deposit accounts of $720.9 million and shareholders' equity of $103.8 million. The Company’s executive offices are located in Vancouver Washington.

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

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. The Company’s loan portfolio totaled $569.0 million at March 31, 2015 compared to $520.9 million a year ago.

Most recently, the Company’s primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. Beginning in 2014, the Company began purchasing from time to time pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments. At March 31, 2015, the Company had $34.7 million in purchased automobile loans.

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

At March 31, 2015, checking accounts totaled $267.4 million, or 37.1% of our total deposit mix compared to $233.2 million or 33.8% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Bank’s subsidiary, Riverview Asset Management Corp (“RAMCorp”), a trust and financial services company, and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves.

Market Area

The Company conducts operations from its home office in Vancouver and 17 branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland, Gresham and Aumsville, Oregon. We believe we are well positioned to attract new customers and to increase our market share through our branch network. RAMCorp is located in downtown Vancouver, Washington, provides full-service brokerage activities, trust and asset management services. Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank. The Bank’s Business and Professional Banking Division, with two lending office in Vancouver and one lending office in Portland, Oregon offers commercial and business banking services. The Bank also operates a lending office for mortgage banking activities in Vancouver.

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

Economic conditions in the Company’s market areas have continued to improve from the recent recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 6.7% at March 31, 2015 compared to 7.5% at March 31, 2014. According to the Oregon Employment Department, unemployment in Portland decreased to 4.8% at March 31, 2015 compared to 6.9% at March 31, 2014. According to the Regional Multiple Listing Services (“RMLS”), inventory levels in Portland, Oregon have decreased to 1.9 months at March 31, 2015 compared to 3.1 months at March 31, 2014. Inventory levels in Clark County have decreased to 2.6 months at March 31, 2015 compared to 4.6 months at March 31, 2014. According to the RMLS, closed home sales in March 2015 in Clark County increased to 32.8% compared to March 2014. Closed home sales during March 2015 in Portland increased 32.3% compared to March 2014. The Company has also seen an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity in the Portland/Vancouver market area has performed better than the residential real estate market; however, it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland, Oregon were approximately 14.73% and 13.81%, respectively, as of March 31, 2015 compared to 10.38% and 14.60%, respectively, at March 31, 2014.

Lending Activities

General.  At March 31, 2015, the Company's net loans receivable totaled $569.0 million, or 66.3% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan.

                    Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At March 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and construction:
Commercial business	$77,186	13.31%	$71,632	13.43%	$71,935	13.42%	$87,238	12.74%	$85,511	12.44%
Other real estate mortgage (1)	345,506	59.60	324,881	60.90	355,397	66.30	434,763	63.49	461,955	67.19
Real estate construction	30,498	5.26	19,482	3.65	9,675	1.81	25,791	3.76	27,385	3.98
Total commercial and construction	453,190	78.17	415,995	77.98	437,007	81.53	547,792	79.99	574,851	83.61
Consumer:
Real estate one-to-four family	89,801	15.49	93,007	17.43	97,140	18.12	134,975	19.71	110,437	16.06
Other installment	36,781	6.34	24,486	4.59	1,865	0.35	2,042	0.30	2,289	0.33
Total consumer loans	126,582	21.83	117,493	22.02	99,005	18.47	137,017	20.01	112,726	16.39
Total loans	579,772	100.00%	533,488	100.00%	536,012	100.00%	684,809	100.00%	687,577	100.00%
Less:
Allowance for loan losses	10,762		12,551		15,643		19,921		14,968
Total loans receivable, net	$569,010		$520,937		$520,369		$664,888		$672,609

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans.

Loan Portfolio Composition. The following tables set forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2015	(In thousands)

Commercial business	$77,186	$-	$-	$77,186
Commercial construction	-	-	27,967	27,967
Office buildings	-	86,813	-	86,813
Warehouse/industrial	-	42,173	-	42,173
Retail/shopping centers/strip malls	-	60,736	-	60,736
Assisted living facilities	-	1,846	-	1,846
Single purpose facilities	-	108,123	-	108,123
Land	-	15,358	-	15,358
Multi-family	-	30,457	-	30,457
One-to-four family construction	-	-	2,531	2,531
Total	$77,186	$345,506	$30,498	$453,190

March 31, 2014

Commercial business	$71,632	$-	$-	$71,632
Commercial construction	-	-	15,618	15,618
Office buildings	-	77,476	-	77,476
Warehouse/industrial	-	45,632	-	45,632
Retail/shopping centers/strip malls	-	63,049	-	63,049
Assisted living facilities	-	7,585	-	7,585
Single purpose facilities	-	93,766	-	93,766
Land	-	16,245	-	16,245
Multi-family	-	21,128	-	21,128
One-to-four family construction	-	-	3,864	3,864
Total	$71,632	$324,881	$19,482	$415,995

Commercial Business Lending. At March 31, 2015, the commercial business loan portfolio totaled $77.2 million, or 13.3% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Additionally, the borrower’s cash flow may be unpredictable and collateral securing these loans may fluctuate in value.

Other Real Estate Mortgage Lending.  At March 31, 2015, the other real estate lending portfolio totaled $345.5 million, or 59.6% of total loans. The Company originates other real estate loans including office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively “commercial real estate loans”); as well as land and multi-family loans primarily located in its market area. At March 31, 2015, owner occupied properties accounted for 33.6% and non-owner occupied properties accounted for 66.4% of the Company’s commercial real estate portfolio.

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

The Company actively pursues commercial real estate loans. New loan originations within the Company’s market area were very competitive in fiscal year 2015 as stabilizing economic conditions resulted in an increase in loan demand from creditworthy borrowers and permitted existing borrowers with nonaccrual loans to return to a current payment status and refinance elsewhere. At March 31, 2015, the Company had four commercial real estate loans totaling $3.3 million on non-accrual status compared to eight commercial real estate loans totaling $8.1 million at March 31, 2014. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Our emphasis on commercial real estate lending may expose us to increased lending risks.”

Land acquisition and development loans are included in the other real estate mortgage portfolio balance, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchases and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sales to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. In recent months, statistics reflect an increase in demand and sales of building lots in the Company’s primary market area resulting in an increase in the number of closed sales for land and building lots as compared to previous years. At March 31, 2015, land acquisition and development loans totaled $15.4 million, or 2.65% of total loans compared to $16.2 million, or 3.05% of total loans at March 31, 2014. The largest land acquisition and development loan had an outstanding balance at March 31, 2015 of $2.9 million and was performing according to its original payment terms. At March 31, 2015, all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At March 31, 2015, the Company had one land acquisition and development loan totaling $801,000 on non-accrual status compared to one land acquisition and development loans totaling $800,000 on non-accrual status at March 31, 2014.

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

The composition of the Company’s construction loan portfolio including undisbursed funds was as follows at the dates indicated:

	At March 31,
	2015		2014
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)
Speculative construction	$885	1.71%	$4,771	9.54%
Commercial/multi-family construction	45,096	87.15	44,281	88.57
Custom/presold construction	4,098	7.92	698	1.40
Construction/permanent	1,666	3.22	246	0.49
Total	$51,745	100.00%	$49,996	100.00%

(1) Includes undisbursed funds of $21.2 million and $30.5 million at March 31, 2015 and 2014, respectively.

At March 31, 2015, the balance of the Company’s construction loan portfolio, including loan commitments, was $51.7 million compared to $50.0 million at March 31, 2014. The $1.7 million increase was primarily due to an increase of $3.4 million in custom/presold and $1.4 million in construction/permanent loans partially offset by a decrease of $3.9 million in speculative construction loans in fiscal year 2015. The Company plans to continue to proactively manage its construction loan portfolio in fiscal year 2016 and will continue to originate new construction loans to selected customers.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2015 was a loan to finance the construction of a single family home totaling $223,000. This loan is to a single borrower that is secured by a property located in the Company’s market area. At March 31, 2015 and 2014, the Company had no speculative construction loans on non-accrual.

The composition of speculative construction and land acquisition and development loans by geographical area is as follows at the dates indicated:

	Northwest Oregon	Other Oregon	Southwest Washington	Other	Total
March 31, 2015	(In thousands)

Land development	$108	$2,895	$12,355	$-	$15,358
Speculative construction	-	108	1,578	-	1,686
Total land development and speculative construction	$108	$3,003	$13,933	$-	$17,044

March 31, 2014

Land development	$2,676	$1,184	$12,385	$-	$16,245
Speculative construction	-	-	3,617	30	3,647
Total land development and speculative construction	$2,676	$1,184	$16,002	$30	$19,892

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2015 and 2014, custom/presold construction loans totaled $1.2 million and $319,000, respectively. At March 31, 2015 and 2014, the Company had no custom construction loans in its portfolio.

Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the interest rate of the Company-originated fixed rate permanent loan is set at a market rate. For adjustable rate loans, the interest rates adjust on their first adjustment date. See “—Mortgage Brokerage,” and “—Mortgage Loan Servicing.” At March 31, 2015, construction/permanent loans totaled $800,000 of which the largest had an outstanding balance of $365,000 and was performing according to its original repayment terms. At March 31, 2014, a single construction/permanent loan totaled $221,000 and was performing according to its original repayment terms.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2015, such loans totaled $28.0 million, or 91.70% of total real estate construction loans and 4.82% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2015, the largest commercial construction loan had a balance of $7.9 million and was performing according to its original repayment terms compared to $3.4 million at March 31, 2014. At March 31, 2015 and 2014, the Company had no commercial construction loans on non-accrual status.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than the rates and fees generated by its single-family permanent mortgage lending. Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project, as well as the time needed to sell the property at completion. The nature of these loans is such that they are generally more difficult to evaluate and monitor. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. For additional information concerning the risks related to construction lending, see Item 1A. “Risk Factors – Our real estate construction and land acquisition or development loans expose us to risk.”

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

Consumer Lending. Consumer loans totaled $126.6 million at March 31, 2015, comprised of $66.9 million of one-to-four family mortgage loans, $19.9 million of home equity lines of credit, $3.0 million of land loans to consumers for the future construction of one-to-four family homes and $36.8 million of other secured and unsecured consumer loans, which primarily consisted of automobile loans.

One-to-four family residences located in the Company’s primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed rate mortgages and ARMs with repricing based on the one-year constant maturity U.S. Treasury index or other index.  At March 31, 2015, the Company had six residential real estate loans totaling $1.2 million on non-accrual status compared to nine loans totaling $2.7 million at March 31, 2014. All of these loans were secured by properties located in Oregon and Washington.

The Company also purchases, from time to time, pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than on its cash or short-term investments. These indirect automobile loans are originated through a single dealership group located outside the Company’s primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. The Company purchased a total of $20.8 million and $23.1 million of automobile loans during fiscal years 2015 and 2014, respectively. The Company may purchase additional automobile loans during fiscal year 2016, subject to these loans meeting our investment criteria, underwriting standards and internal loan concentration limits. At March 31, 2015, two of the purchased automobile loans were on non-accrual status totaling $18,000. At March 31, 2014, there were no purchased automobile loans on non-accrual status.

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. These consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. At March 31, 2015 and 2014, excluding the purchased automobile loans noted above, the Company had no installment loans on non-accrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2015 regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees.

	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:	(In thousands)
Commercial business	$17,882	$13,683	$16,017	$26,217	$3,387	$77,186
Other real estate mortgage	44,397	92,382	49,168	149,298	10,261	345,506
Real estate construction	12,049	351	-	8,886	9,212	30,498
Total commercial & construction	74,328	106,416	65,185	184,401	22,860	453,190
Consumer:
Real estate one-to-four family	1,368	4,093	3,809	4,700	75,831	89,801
Other installment	273	1,396	17,203	17,845	64	36,781
Total consumer	1,641	5,489	21,012	22,545	75,895	126,582
Total loans	$75,969	$111,905	$86,197	$206,946	$98,755	$579,772

The following table sets forth the dollar amount of all loans due after one year from March 31, 2015, which have fixed interest rates and have adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Commercial and Construction:
Commercial business	$37,927	$21,377	$59,304
Other real estate mortgage	83,610	217,499	301,109
Real estate construction	10,318	8,131	18,449
Total commercial and construction	131,855	247,007	378,862
Consumer:
Real estate one-to-four family	63,514	24,919	88,433
Other installment	36,049	459	36,508
Total consumer	99,563	25,378	124,941
Total loans	$231,418	$272,385	$503,803

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2015, the Company had outstanding commitments to originate loans of $17.1 million compared to $8.1 million at March 31, 2014.

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of, and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a portion of the origination fee. During the year ended March 31, 2015, brokered loans totaled $43.1 million (including $32.7 million brokered to the Company), compared to $45.4 million of brokered loans in fiscal year 2014. Gross fees of $806,000, which includes brokered loan fees and loans sold to Federal Home Loan Mortgage Company (“FHLMC”), were earned for the year ended March 31, 2015. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for FHLMC. The Company generally sells fixed-rate residential one-to-four mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset liability strategy. Mortgage loans are sold to FHLMC on a non-recourse basis whereby foreclosure losses are the responsibility of FHLMC and not the Company. The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to FHLMC. Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, and to otherwise service the loans. At March 31, 2015, total loans serviced for others were $123.4 million, of which $117.7 million were serviced for the FHLMC.

Nonperforming Assets.  Loans are reviewed regularly and it is the Company’s general policy that when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for any unrecoverable accrued interest is established and charged against operations. In general, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method.

Nonperforming assets were $6.9 million or 0.81% of total assets at March 31, 2015 compared with $21.8 million or 2.64% of total assets at March 31, 2014. The Company also had net recoveries totaling $11,000 during fiscal 2015 compared to $608,000 during fiscal 2014. Credit quality challenges have lessened in the past fiscal year and the real estate market in our primary market area has seen improvements. Although it appears the economic conditions have stabilized, a prolonged weak economy in our market area could result in increases in nonperforming assets, increases in the provision for loan losses and charge-offs in the future.

The Company has continued to focus on managing the residential construction and land acquisition and development portfolios. At March 31, 2015, the Company’s residential construction and land acquisition and development loan portfolios were $2.5 million and $15.4 million, respectively as compared to $3.9 million and $16.2 million at March 31, 2014. At March 31, 2015 and 2014, there were no nonperforming loans in the residential construction loan portfolio. At March 31, 2015 and 2014, the percentage of nonperforming loans in the land acquisition and development portfolios was 5.21% compared to 4.92%, respectively. For the year ended March 31, 2015, the charge-off (recovery) ratio for the residential construction and land development portfolios was 0.00% and (1.72)%, respectively compared to 0.18% and (3.84)%, respectively, for the year ended March 31, 2014.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands).

	March 31, 2015		March 31, 2014
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	-	$-	4	$452
Commercial real estate	4	3,291	8	8,067
Land	1	801	1	800
Multi-family	-	-	1	2,014
Consumer	8	1,226	9	2,729
Total	13	$5,318	23	$14,062

Nonperforming loans decreased as a result of the Company’s aggressive efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings. All of these loans are to borrowers with properties located in Oregon and Washington, with the exception of two automobile loans totaling $18,000. At March 31, 2015, 94.79% of the Company’s nonperforming loans, totaling $5.0 million, were measured for impairment. These loans have been charged down to their estimated fair market value of the collateral less selling costs or carry a specific reserve to reduce the net carrying value. There were no reserves associated with these impaired loans at March 31, 2015. At March 31, 2015, the largest single nonperforming loan was a commercial real estate loan totaling $1.4 million. Charge-offs for this property totaled $190,000 for fiscal year 2015. This loan was measured for impairment and determined that a specific reserve was not required since the loan has been charged down to its estimated market value less selling costs.

The balance of nonperforming assets included $1.6 million in real estate owned (“REO”) at March 31, 2015. The REO was comprised of residential building lots totaling $769,000, commercial real estate property totaling $332,000 and land development property totaling $502,000. All of the REO properties are located in Oregon and Washington. As a result of the Company’s decision to aggressively price its REO properties for quicker liquidation, the Company had $715,000 in write-downs on existing REO properties during fiscal year 2015. Total REO sales were $6.9 million during fiscal year 2015. Maintenance and operating expenses for these properties totaled $279,000 during fiscal year 2015. The orderly resolution of nonperforming loans and REO properties remains a priority for management. Because of the uncertain nature of the real estate market, no assurance can be given as to the timing of ultimate disposition of such assets or that the selling price will be at or above the carrying value. Declines in real estate values in our area could lead to additional valuation adjustments, which would have an adverse effect on our results of operations.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated.

	At March 31,
	2015	2014	2013	2012	2011
	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$-	$452	$1,349	$3,930	$2,871
Other real estate mortgage	4,092	10,881	16,550	28,562	4,289
Real estate construction	-	-	175	7,756	4,206
Consumer	1,226	2,729	3,059	3,915	957
Total	5,318	14,062	21,133	44,163	12,323
Accruing loans which are contractually past due 90 days or more	-	-	-	-	-
Total nonperforming loans	5,318	14,062	21,133	44,163	12,323
REO	1,603	7,703	15,638	18,731	27,590
Total nonperforming assets	$6,921	$21,765	$36,771	$62,894	$39,913

Foregone interest on non-accrual loans	$433	$949	$1,420	$2,313	$1,950

The following table sets forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated.

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2015	(In thousands)

Commercial business	$-	$-	$-	$-	$-	$-
Commercial real estate	993	1,372	926	-	-	3,291
Land	-	801	-	-	-	801
Consumer	440	14	489	265	18	1,226
Total nonperforming loans	1,433	2,187	1,415	265	18	5,318
REO	706	-	852	45	-	1,603
Total nonperforming assets	$2,139	$2,187	$2,267	$310	$18	$6,921

March 31, 2014

Commercial business	$-	$-	$452	$-	$-	$452
Commercial real estate	2,194	-	5,873	-	-	8,067
Land	-	800	-	-	-	800
Multi-family	2,014	-	-	-	-	2,014
Consumer	395	-	2,065	269	-	2,729
Total nonperforming loans	4,603	800	8,390	269	-	14,062
REO	374	542	5,966	821	-	7,703
Total nonperforming assets	$4,977	$1,342	$14,356	$1,090	$-	$21,765

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands).

	March 31, 2015		March 31, 2014
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	7	$566	15	$7,967
Commercial real estate	8	3,674	11	11,771
Multi-family	2	1,935	1	14
Commercial construction	1	1,828	-	-
Total	18	$8,003	27	$19,752

At March 31, 2015, loans delinquent 30 to 89 days were 0.26% of total loans compared to 0.42% at March 31, 2014. At March 31, 2015, the 30 to 89 day delinquency rate in our commercial business loan portfolio was 0.46%. The 30 to 89 day delinquency rate in our commercial real estate (“CRE”) portfolio was 0.08%. CRE loans represent the largest portion of our loan portfolio at 51.69% of total loans and the commercial business loans represent 13.31% of total loans.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral and when applicable, less selling costs, are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At March 31, 2015, the Company had TDRs totaling $21.4 million of which $17.3 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for three of the Company’s TDRs that totaled $2.0 million at March 31, 2015, that were restructured during fiscal years 2012, 2013 and 2014 and defaulted subsequent to modification. The related amount of interest income recognized on these TDRs was $609,000 for the year ended March 31, 2015.

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

The aggregate amount of the Company's classified loans, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:
	At or For the Year
	Ended March 31,
	2015	2014
	(In thousands)
Classified loans	$13,321	$33,814

General loss allowances	10,615	12,272
Specific loss allowances	147	279
Net recoveries	(11)	(608)

All of the loans on non-accrual status as of March 31, 2015 were categorized as classified loans. Classified loans at March 31, 2015 was comprised of seven commercial business loans totaling $566,000, twelve commercial real estate loans totaling $7.0 million (the largest of which was $1.3 million), two multi-family loans totaling $1.9 million, one land development loan totaling $801,000, one commercial construction loan totaling $1.8 million, six one-to-four family real estate loans totaling $1.2 million and two purchased automobile loans totaling $18,000.

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

At March 31, 2015, the Company had an allowance for loan losses of $10.8 million, or 1.86% of total loans, compared to $12.6 million, or 2.35% at March 31, 2014. The decrease in the balance of the allowance for loan losses at March 31, 2015 reflects the continuing trend of lower levels of delinquent, nonperforming and classified loans and decreased charge-offs, as well as stabilizing real estate values in our market areas compared to the prior fiscal year, which resulted in the Company recording a recapture of loan losses of $1.8 million for the year ended March 31, 2015. Nonperforming loans decreased $8.7 million and 30-89 day delinquent loans also decreased $761,000 during the year ended March 31, 2015. Classified loans were $13.3 million at March 31, 2015 compared to $33.8 million at March 31, 2014. The decrease in nonperforming and classified assets can be attributed to the Company’s efforts to reduce its level of nonperforming and classified assets through write-downs, collections and modifications.

The coverage ratio of allowance for loan losses to nonperforming loans was 202.37% at March 31, 2015 compared to 89.25% at March 31, 2014. This coverage ratio increased from March 31, 2014 primarily as a result of the decrease in nonperforming loans. The Company’s general valuation allowance to non-impaired loans was 1.90% and 2.42% at March 31, 2015 and 2014, respectively.

Management considers the allowance for loan losses to be adequate at March 31, 2015 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio and the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or "GAAP"). However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in this document. The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

	Year Ended March 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$12,551	$15,643	$19,921	$14,968	$21,642
Provision for (recapture of) loan losses	(1,800)	(3,700)	900	29,350	5,075
Recoveries:
Commercial and construction
Commercial business	34	526	118	29	7
Other real estate mortgage	271	873	1,263	103	31
Real estate construction	-	4	228	3	7
Total commercial and construction	305	1,403	1,609	135	45
Consumer
Real estate one-to-four family	158	304	138	12	11
Other installment	12	7	1	3	2
Total consumer	170	311	139	15	13

Total recoveries	475	1,714	1,748	150	58

Charge-offs:
Commercial and construction
Commercial business	120	340	1,606	2,801	2,371
Other real estate mortgage	233	406	3,869	16,895	4,404
Real estate construction	-	11	141	2,101	4,329
Total commercial and construction	353	757	5,616	21,797	11,104
Consumer
Real estate one-to-four family	53	346	1,238	2,694	682
Other installment	58	3	72	56	21
Total consumer	111	349	1,310	2,750	703

Total charge-offs	464	1,106	6,926	24,547	11,807

Net charge-offs (recoveries)	(11)	(608)	5,178	24,397	11,749

Balance at end of year	$10,762	$12,551	$15,643	$19,921	$14,968
Ratio of allowance to total loans outstanding at end of year	1.86%	2.35%	2.92%	2.91%	2.18%
Ratio of net charge-offs (recoveries) to average net loans outstanding during year	0.00	(0.12)	0.86	3.51	1.67
Ratio of allowance to total nonperforming loans	202.37	89.25	74.02	45.11	121.46

The Company’s allowance consists of specific, general and unallocated components. The Company’s specific allowance decreased from prior year due to a decrease in the balance of impaired loans during the year. The general component also decreased from prior year due to a decrease in the balance of classified and nonperforming loans and a decrease in charge-offs during the year. The unallocated component also decreased from prior year as a result of the economic improvement noted in the Company’s primary market area.

The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the outstanding balances of related loan category as of the date of the allocation for the periods indicated.

	At March 31,
	2015		2014		2013		2012		2011
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans
	(Dollars in thousands)
Commercial and construction:
Commercial business	$1,263	13.31%	$2,409	13.43%	$2,128	13.42%	$2,688	12.74%	$1,822	12.44%
Other real estate mortgage	5,155	59.60	5,812	60.90	8,539	66.30	11,626	63.49	8,919	67.19
Real estate construction	769	5.26	387	3.65	221	1.81	412	3.76	820	3.98
Consumer:
Real estate one-to-four family	1,881	15.49	2,190	17.43	2,868	18.12	3,220	19.71	1,294	16.06
Other installment	667	6.34	463	4.59	81	0.35	54	0.30	45	0.33
Unallocated	1,027	-	1,290	-	1,806	-	1,921	-	2,068	-

Total allowance for loan loss	$10,762	100.00%	$12,551	100.00%	$15,643	100.00%	$19,921	100.00%	$14,968	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns. The policy permits investment in various types of liquid assets permissible under OCC regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying securities into one of three categories:  held to maturity, available for sale or trading. At March 31, 2015, no investment securities were held for trading. See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

At March 31, 2015, the Company’s investment portfolio totaled $112.5 million, primarily consisting of $13.9 million in U.S. agency securities available-for-sale, $96.7 million in mortgage-backed securities available-for-sale, and $1.8 million in trust preferred securities available-for-sale. This compares with a total investment portfolio of $102.1 million at March 31, 2014, primarily consisting of $21.5 million in U.S. agency securities available-for-sale, $78.6 million in mortgage-backed securities available-for-sale, and $1.9 million in trust preferred securities available-for-sale. The Company primarily purchases agency securities with maturities of five years or less and purchases a combination of mortgage-backed securities backed by government agencies (FHLMC, Fannie Mae (“FNMA”), U.S. Small Business Administration (“SBA”) or Ginnie Mae (“GNMA”)). At March 31, 2015, the Company owned no privately issued mortgage-backed securities. Our real estate mortgage investment conduits (“REMICS”) consist of FHLMC and FNMA securities and our CRE mortgage-backed securities consist of FNMA securities. The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed securities portfolio. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

	At March 31,
	2015		2014		2013
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)
Held to maturity (at amortized cost):
FHLMC mortgage-backed securities	$22	0.02%	$26	0.03%	$31	0.46%
FNMA mortgage-backed securities	64	0.06	75	0.07	94	1.39
	86	0.08	101	0.10	125	1.85
Available for sale (at fair value):
Agency securities	13,939	12.38	21,491	21.06	4,978	73.51
REMICs	22,709	20.18	7,150	7.00	237	3.50
FHLMC mortgage-backed securities	25,563	22.71	25,386	24.87	191	2.82
FNMA mortgage-backed securities	42,076	37.38	38,950	38.16	3	0.04
SBA mortgage-backed securities	3,509	3.12	3,932	3.85	-	-
GNMA mortgage-backed securities	875	0.78	1,077	1.06	-	-
CRE mortgage-backed securities	1,980	1.76	2,080	2.04	-	-
Trust preferred securities	1,812	1.61	1,903	1.86	1,238	18.28
	112,463	99.92	101,969	99.90	6,647	98.15
Total investment securities	$112,549	100.00%	$102,070	100.00%	$6,772	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2015.

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)
	(Dollars in thousands)
Agency securities	$-	-%	$12,893	1.10%	$1,046	2.47%	$-	-%
REMICs	-	-	2,535	2.14	1,556	2.36	18,618	1.49
FHLMC mortgage-backed securities	-	-	-	-	1,171	1.37	24,414	2.02
FNMA mortgage-backed securities	-	-	-	-	2,725	1.95	39,415	1.91
SBA mortgage-backed securities	-	-	-	-	-	-	875	1.81
GNMA mortgage-backed securities	-	-	-	-	-	-	1,980	3.43
CRE mortgage-backed securities	-	-	-	-	-	-	3,509	1.27
Trust preferred securities	-	-	-	-	-	-	1,812	3.71
Total	$-	-%	$15,428	1.27%	$6,498	2.02%	$90,623	1.90%
(1)    For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

Investment securities available-for-sale, comprised of agency securities and trust preferred securities, were $15.8 million at March 31, 2015 compared to $23.4 million at March 31, 2014. Management reviews investment securities quarterly for the presence of other than temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. A $1.8 million investment security that the Company currently holds is a single collateralized debt obligation (“CDO”) which is secured by a pool of trust preferred securities issued by other bank holding companies. There was no impairment charge of this security for the years ended March 31, 2015, 2014 or 2013. Management believes that it is probable that principal payments will exceed the Company’s recorded investment in this security, that the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the anticipated recovery of the remaining amortized cost basis.

At March 31, 2015, the market for the Company’s CDO was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the bid-ask spread in the brokered markets in which these securities trade, the low number of new issuances for similar securities, the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect the Company’s assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial condition, historical repayment information, as well as the Company’s future expectations of the capital markets. Using this information, the Company estimated the fair value of the security at March 31, 2015 to be $1.8 million.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs. The Company’s estimate of fair value was at the upper end of the range of valuations provided; however, the magnitude in the range of fair value estimates further supported the difficulty in estimating the fair value for these types of securities in the current environment. Additionally, the Company believes that some of the assumptions used by one of the independent parties were overly aggressive and unrealistic. Therefore, the Company believes the use of its internally developed valuation model at March 31, 2015 is reasonable.

For additional information on our Level 3 fair value measurements see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at March 31, 2015 and 2014,” “Fair Value of Level 3 Assets,” and Note 18 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

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

The following table sets forth the average balances of deposit accounts offered by the Company at the dates indicated.

	Year Ended March 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand	$140,949	0.00%	$120,290	0.00%	$127,048	0.00%
Interest checking	104,719	0.08	93,395	0.11	86,091	0.16
Regular savings accounts	71,202	0.10	59,844	0.15	49,394	0.19
Money market accounts	229,840	0.12	224,689	0.21	228,269	0.26
Certificates of deposit	148,573	0.61	174,522	0.75	206,565	0.89
Total	$695,283	0.19%	$672,740	0.29%	$697,367	0.38%

Deposit accounts totaled $720.9 million at March 31, 2015 compared to $690.1 million at March 31, 2014. The Company did not have any wholesale-brokered deposits at March 31, 2015 and 2014. The Company continues to focus on core deposits and growth around customer relationships as opposed to obtaining deposits through the wholesale markets. The Company has continued to experience increased competition for customer deposits within its market area. Customer branch deposit balances increased $33.7 million since March 31, 2014. The Company had $37.4 million, or 5.2% of total deposits, in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposits, which were gathered from customers within the Company’s primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

At March 31, 2015 and 2014, deposits from RAMCorp totaled $4.4 million and $4.2 million, respectively. These deposits were included in interest bearing accounts and represent assets under management by RAMCorp. At March 31, 2015 and 2014, the Company also had $12.4 million and $11.7 million, respectively in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2015 and 2014, the Company had $0 and $249,000, respectively, in deposits through this listing service. The decrease was due to maturities that occurred in fiscal year 2015 as the Company has not aggressively posted certificate of deposit interest rates to attract new deposits as the Company has currently chosen to not utilize these internet based deposits. The Company does not currently have any internet based deposits; however, the Company will continue to have accessibility to these funds in the future. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions.

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

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2015.
Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$13,749	0.31%
Over three through six months	13,498	0.50
Over six through 12 months	22,439	0.32
Over 12 months	26,599	1.14
Total	$76,285	0.64%

Borrowings. Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes.  The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco (“FRB”) to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank's commercial loans, commercial real estate loans, first mortgage loans and investment securities. At March 31, 2015, 2014 and 2013, the Bank had no FHLB advances or FRB borrowings.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 30% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2015, the Bank had an available credit facility of $195.8 million, which is limited to available pledged collateral.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $42.3 million, subject to pledged collateral, as of March 31, 2015. The following tables set forth certain information concerning the Company's borrowings for the periods indicated.

	Year Ended March 31,
	2015	2014	2013
	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$2,100	$-	$-
Average FHLB advances outstanding	285	5	3
Weighted average rate on FHLB advances	0.33%	0.52%	0.55%

Maximum amounts of FRB borrowings outstanding at any month end	$-	$-	$-
Average FRB borrowings outstanding	3	-	3
Weighted average rate on FRB borrowings	0.75%	-%	0.75%

At March 31, 2015, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferred period, distributions on the corresponding trust preferred securities is also deferred. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. During the quarter-ended December 31, 2014, the Company paid the entire $4.0 million of interest deferred on the Debentures and the trust preferred securities holders received payment of their deferred distributions. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2015 and 2014 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of the Form 10-K. See also Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Item 8 – “Financial Statements and Supplementary Data - Note 12 of the Notes to the Consolidated Financial Statements.”

Personnel

As of March 31, 2015, the Company had 231 full-time equivalent employees, none of whom are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

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

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2015, the Bank’s investments of $1.1 million in Riverview Services, Inc. (“Riverview Services”), its wholly owned subsidiary, and $4.6 million in RAMCorp, a 90% owned subsidiary, were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $15,000 for the fiscal year ended March 31, 2015 and total assets of $1.1 million at that date. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of the Form 10-K.

RAMCorp is an asset management company providing trust, estate planning and investment management services. RAMCorp commenced business in December 1998 and had net income of $646,000 for the fiscal year ended March 31, 2015 and total assets of $5.3 million at that date. RAMCorp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2015, total assets under management totaled $409.3 million. RAMCorp’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company.

Name	Age (1)	Position
Patrick Sheaffer	75	Chairman of the Board and Chief Executive Officer
Ronald A. Wysaske	62	President and Chief Operating Officer
Kevin J. Lycklama	37	Executive Vice President and Chief Financial Officer
Daniel D. Cox	37	Executive Vice President and Chief Credit Officer
Richard S. Michalek	70	Executive Vice President and Chief Lending Officer
John A. Karas	66	Executive Vice President
Kim J. Capeloto	53	Executive Vice President and Chief Retail Banking Officer
(1) At March 31, 2015

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

Kim J. Capeloto is Executive Vice President and Chief Retail Banking Officer. Mr. Capeloto has been employed by the Bank since September 2010. Mr. Capeloto has over 30 years of banking experience serving as regional manager for Union Bank of California and Wells Fargo Bank directing small business and personal banking activities. Prior to joining the Bank, Mr. Capeloto held the position of President and Chief Executive Officer of the Greater Vancouver Chamber of Commerce. Mr. Capeloto is active in numerous professional and civic organizations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted in 2010. The Dodd-Frank Act has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision, the Bank’s previous primary federal regulator, as of July 21, 2011. Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the FDIC and the OCC with respect to its compliance with consumer financial protection laws and CFPB regulations.

Many aspects of the Dodd-Frank Act are subject to delay effective dates and/or rulemaking by the federal banking agencies. Their impact on operations cannot yet fully be assessed. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Bank, the Company and the financial services industry more generally
Federal Regulation of Savings Institutions

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

All savings institutions are required to pay assessments to the OCC to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OCC assessment for the fiscal year ended March 31, 2015 was $230,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2015, the Bank's lending limit under this restriction was $14.8 million and, at that date, the Bank’s largest lending relationship with one borrower was $11.8 million, which consisted of one commercial construction loan which was performing according to its original payment terms at March 31, 2015.

The OCC’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and the anti-money laundering provisions of the USA Patriot Act. The GLBA privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States’ financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

Capital Requirements.  Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital. The regulations established minimum capital standards include in 2014 of 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.

As required by the Dodd-Frank Act, in July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revises the comprehensive regulatory capital framework for all U.S. financial intuitions and their holding companies including the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank is now subject to the new capital requirements adopted by the OCC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses. Under the new capital regulations, the minimum capital ratios applicable to the Bank are: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions.

In addition to the new capital requirements, there are a number of changes in what constitutes regulatory capital subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and certain deferred tax assets over designated percentages of CET1 are deducted from capital subject to a transition period ending December 31, 2017. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period ending December 31, 2017. Because of our asset size, we were given a one-time option to permanently opt-out of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We elected to exercise this option in to opt-out in order to reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weightings of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-

accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

The OCC also has authority to establish individual minimum capital requirements for financial institutions. In January 2012, the Bank agreed to the OCC establishing minimum capital ratios for the Bank in excess of the minimum capital standards required under OCC’s Prompt Corrective Actions. Specifically, the Bank must achieve and maintain tier 1 (core) leverage ratio of 9.0% and total risk-based capital ratio of 12.0% to be deemed as well capitalized. As of March 31, 2015, the Bank’s Tier 1 capital (leverage) ratio was 10.89% and its total risk-based capital ratio was 15.89%. For additional information, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Prompt Corrective Action.  The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OCC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At March 31, 2015, the Bank’s capital ratios met the new regulatory capital requirements description above to be considered as "well capitalized".

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business – “Deposit Activities and Other Sources of Funds – Borrowings.” As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At March 31, 2015, the Bank had $5.9 million in FHLB stock, which was in compliance with this requirement.

Following the FHLB of Seattle’s announcement in July 2014 that it had entered into an exclusivity agreement for a potential merger with the FHLB of Des Moines, the FHLB of Seattle and the FHLB of Des Moines entered into a merger agreement on September 25, 2014 for the voluntary merger of the two banks, with the FHLB of Des Moines surviving the merger as the resulting bank.  The merger was approved by the FHFA in December 2014, approved by the member-owners of the FHLB of Seattle and the FHLB of Des Moines in February 2015, and completed on May 31, 2015.  As of March 31, 2015, the FHLB of Des Moines had $97.7 billion in assets and served 1,156 member financial institutions in five Mid-Western states, compared to the FHLB of Seattle, which had $33.3 billion in assets and served 316 member financial institutions in eight Western states and the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands.  The combined FHLB is located in Des Moines and provides funding for over 1,500 member financial institutions in 13 states, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands.  Upon completion of the merger, member-owners of the FHLB of Seattle, including the Bank, received stock in the FHLB of Des Moines equal to the same number of shares held in the FHLB of Seattle prior to the merger.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a decrease in net income and possibly capital.

Federal Deposit Insurance Corporation.  The DIF of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended March 31, 2015 were $627,000.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020 with insured institutions with assets of $10 billion or more to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank.  No predictions can be made as to what assessment rates will be in the future.

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.

The FDIC conducts examinations of and requires reporting by state non-member banks, such as the Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the deposit insurance fund.  The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

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

Any institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter. As of March 31, 2015, the Bank maintained 89.73% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

Limitations on Capital Distributions. OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OCC, such as the Bank, may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve.   The Federal Reserve or the OCC may object to a capital distribution based on safety and soundness concerns.  Additional restrictions on Bank dividends may apply if the Bank fails the QTL test. In addition, as noted above, beginning in 2016, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited, which may limit the ability of the Company to pay dividends to its stockholders

Activities of Associations and their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must file a notice or application with the FDIC and the OCC at least 30 days in advance and receive regulatory approval or non-objection.  Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

Transactions with Affiliates. The Bank’s authority to engage in transactions with “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve’s Regulation W.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital.  Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.  Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower.  In addition, these institutions are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the providing of any property or service.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) generally prohibits a company that makes filings with the SEC from making loans to its executive officers and directors. That act, however, contains a specific exception for loans by a depository institution to its executive officers and directors, if the lending is in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities which such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act and Consumer Protection Laws.  Under the Community Reinvestment Act of 1977 (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  The OCC may use an unsatisfactory rating as the basis for the denial of an application.  Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Through its rulemaking authority, the CFPB has promulgated several proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank is evaluating these recent CFPB regulations and proposals and devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, the OCC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties

Enforcement.  The OCC has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can range from $25,000 to $1.1 million per day. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. At March 31, 2015, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC.

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

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste.  However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which could substantially exceed the value of the collateral property.

Bank Secrecy Act/Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions

Other Consumer Protection Laws and Regulations.  The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Banks are subject to consumer protection regulations issued by the CFPB, but as financial institutions with assets of less than $10 billion, the Banks are generally subject to supervision and enforcement by the FDIC and the OCC with respect to our compliance with consumer financial protection laws and CFPB regulations.

The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Savings and Loan Holding Company Regulations

General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the Federal Reserve. Accordingly, the Company is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. In accordance with the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. These and other Federal Reserve  policies may restrict the Company’s ability to pay dividends

Capital Requirements. Effective 2015, the Company became subject to regulatory capital requirements adopted by the Federal Reserve, which generally are the same as the new capital requirements for the Bank. These new capital requirements include provisions that might limit the ability of the Company to pay dividends to its stockholders or repurchase its shares. For a description of the new capital regulations, see “-Federal Regulation of Savings Institutions-- Capital Requirements” above.

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

Acquisition of the Company. Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve and must obtain the prior approval of the Federal Reserve under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company. A bank holding company must obtain the prior approval of the Federal Reserve under the Bank Holding Company Act before obtaining control of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act. The term “company” includes corporations, partnerships, associations, and certain trusts and other entities. “Control” of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly of more than 25% of any class of the savings association’s voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding 10% or more of a class of voting securities if the institution has a class of registered securities, as the Company has. Control may be direct or indirect and may occur through acting in concert with one or more other persons. In addition, a savings and loan holding company must obtain Federal Reserve approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company. A similar provision limiting the acquisition by a bank holding company of 5% or more of a class of voting stock of any company is included in the Bank Holding Company Act.

Accordingly, the prior approval of the Federal Reserve Board would be required:

•	before any savings and loan holding company or bank holding company could acquire 5% or more of the common stock of the Company; and
•	before any other company could acquire 25% or more of the common stock of the Company and may be required for an acquisition of as little as 10% of such stock.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act was enacted in 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, including the Company.

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

Dividends and Stock Repurchases.  The Federal Reserve’s policy statement on the payment of cash dividends applicable to savings and loan holding companies, which expresses its view that although there are no specific regulations restricting dividend payments other than state corporate laws, a savings and loan holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  In addition, a savings and loan holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010:  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations discussed above under “- Regulation and Supervision of the Bank - Capital Requirements.” In addition, among other changes, the Dodd-Frank Act requires public companies, such as the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A decline in the economies of the seven counties, in which we operate, including the Portland, Oregon metropolitan area, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations and prospects.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	the slowing of sales of foreclosed assets;

•	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;

•
collateral for loans made may decline further in value, exposing us to increased risk loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or non-interest bearing deposits may decrease.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have adverse effect on our results of operations.

Economic conditions have improved since the end of the economic recession that officially ended in June, 2009; however, economic growth has been slow and uneven, unemployment remains relatively high and concerns still exist over the federal deficit, government spending and global geopolitical risks which have all contributed to diminished expectations for the economy. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our real estate construction and land acquisition or development loans expose us to risk.

We originate real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2015, construction loans totaled $30.5 million, or 5.3% of our total loan portfolio, of which $2.5 million were for residential real estate projects. Land loans, which are loans made with land as security, totaled $15.4 million, or 2.6%, of our total loan portfolio at March 31, 2015. Land loans include raw land and land acquisition and development loans.

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

At March 31, 2015, we had $330.1 million of commercial and multi-family real estate mortgage loans, representing 56.9% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

At March 31, 2015, $89.8 million, or 15.5% of our total loan portfolio, was secured by one- to four-family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington and Oregon housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increased our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices couples with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

Many of our one- to four-family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers’ equity has been reduced because of these declines in home values in our primary market area.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At March 31, 2015, we had $77.2 million, or 13.3% of total loans, in commercial business loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the cash flow of the borrower and/or the project being financed;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the duration of the loan;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Our consumer loan portfolio has greater risk due to the substantial amount of indirect automobile loans in our consumer loan portfolio.

Our consumer loan portfolio includes a substantial number of indirect loans which are automobile loans purchased by us from another financial institution as well as other installment consumer loans. These indirect automobile loans were originated through a single dealership group located outside the Company’s primary market area. Unlike a direct loan where the borrower makes an application directly to the lender, in these loans the dealer, who has a direct financial interest in the loan transaction, assists the borrower in preparing the loan application. Indirect automobile loans purchased by us are underwritten by us using substantially similar guidelines to our internal guidelines, however, because these loans are originated through a third party and not directly by us, we do not have direct contact with the borrower and therefore these loans may be more susceptible to a material misstatement on the loan application and present greater risks than other types of lending activities. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. At March 31, 2015, our other installment consumer loans totaled $36.8 million, or 6.3% of our total loan portfolio, of which indirect loans automobile totaled $34.7 million, representing 6.0% of total loans.  At March 31, 2015, two of the purchased automobile loans were on non-accrual status totaling $18,000.

The Company also originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. At March 31, 2015 and 2014, excluding the purchased automobile loans noted above, the Company had no installment loans on non-accrual status.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles.  In these cases, we face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Finally, because indirect automobile loan applications are originated by automobile dealerships, although we underwrite the loans, we assume the risks associated with unsatisfactory origination procedures, including compliance with federal, state and local laws. In addition, since a third party services these loans for us, any failure of our third party servicer to timely pursue repossession action may adversely affect our ability to limit our credit losses.  As a result of these factors, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which could negatively affect our results of operations.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as REO and at certain other times during the assets holding period. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, or if property values decline, the fair value of the investments in real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional write-downs. Significant write-downs to our investments in real estate could have a material adverse effect on our financial condition, liquidity and results of operations.

In addition, bank regulators periodically review our REO and may require us to recognize further write-downs. Any increase in our write-downs, as required by the bank regulators, may have a material adverse effect on our financial condition, liquidity and results of operations.

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

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. At March 31, 2015, we had $90.7 million in certificates of deposit that mature within one year and $152.0 million in non-interest bearing demand deposits.  We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may continue to decrease, which may have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and, as needed, advances from the FHLB, borrowings from the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets where our loans are concentrated or adverse regulatory action against us

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. In addition, the Company may not incur additional debt without the prior written non-objective of the Federal Reserve. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future, including the heightened capital requirements with the OCC. We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

We may experience future goodwill impairment, which could reduce our earnings.

We performed our annual goodwill impairment test during the quarter-ended December 31, 2014, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which could materially adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.

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

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies and savings and loan holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Banks, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our interest expense.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.  Recently several banking institutions have received large fines for non-compliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

Competition with other financial institutions could adversely affect our profitability.

Although we consider ourselves competitive in our market areas, we face intense competition in both making loans and attracting deposits. Price competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. Some of the institutions with which we compete have substantially greater resources than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability will depend upon our continued ability to compete successfully in our market areas.

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, and could result in significant legal liability and significant damage to our reputation and our business.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street. The Company’s operational center is also located in Vancouver, Washington (both offices are leased). At March 31, 2015, the Bank had 10 offices located in Clark County, Washington (five of which are leased), one office in Cowlitz County, Washington, two offices in Klickitat County, Washington, and one office in Skamania County, Washington. The Bank also had two offices in Multnomah County, Oregon and one office in Marion County, Oregon.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2015, there were 22,489,890 shares of Company common stock issued and outstanding, 729 stockholders of record and an estimated 2,361 holders in nominee or “street name.” Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company’s total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OCC regulations require the Bank to give the OCC 30 days advance notice of any proposed declaration of dividends to the Company, and the OCC has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OCC imposes certain limitations on the payment of dividends from the Bank to the Company, which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association’s capital level. In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank’s conversion from the mutual stock form of organization. See Item 1. “Business-Regulation-Federal Regulation of Savings Associations-Limitations on Capital Distributions.” and Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol “RVSB”. The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends for each quarter during 2015 and 2014 fiscal years.
Fiscal Year Ended March 31, 2015	High	Low	Cash Dividends Declared

Quarter ended March 31, 2015	$4.74	$4.32	$0.01125
Quarter ended December 31, 2014	4.49	3.84	-
Quarter ended September 30, 2014	3.99	3.67	-
Quarter ended June 30, 2014	4.03	3.38	-

Fiscal Year Ended March 31, 2014	High	Low	Cash Dividends Declared

Quarter ended March 31, 2014	$3.49	$2.82	$-
Quarter ended December 31, 2013	2.98	2.51	-
Quarter ended September 30, 2013	2.96	2.42	-
Quarter ended June 30, 2013	2.67	2.27	-

Stock Repurchase

The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion, and are also contingent upon our overall financial condition, as well as general market conditions. The Company did not repurchase any shares of its common stock for during the years ended March 31, 2015, 2014 or 2013.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

	3/31/10*	3/31/11	3/31/12	3/31/13	3/31/14	3/31/15

Riverview Bancorp, Inc.	100.00	132.17	98.26	114.78	148.93	195.65
S & P 500	100.00	115.65	125.52	143.05	174.31	196.51
NASDAQ Bank	100.00	100.11	102.01	116.91	152.17	155.76

*$100 invested on 3/31/10 in stock or index-including reinvestment of dividends

Copyright © 2015, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.   Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2015, 2014, 2013, 2012 and 2011 and for the years then ended have been derived from the Company’s audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statement and Supplementary Data” included in this Form 10-K.

	At March 31,
	2015	2014	2013	2012	2011
	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$858,750	$824,521	$777,003	$855,998	$859,263
Loans receivable, net	569,010	520,937	520,369	664,888	672,609
Loans held for sale	778	1,024	831	480	173
Mortgage-backed securities held to maturity	86	101	125	171	190
Mortgage-backed securities available for sale	96,712	78,575	431	974	1,777
Cash and interest-bearing deposits	58,659	68,577	115,415	46,393	51,752
Investment securities held to maturity	-	-	-	493	506
Investment securities available for sale	15,751	23,394	6,216	6,314	6,320
Deposit accounts	720,850	690,066	663,806	744,455	716,530
Shareholders’ equity	103,801	97,978	78,442	75,607	106,944

	Year Ended March 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
OPERATING DATA:

Interest income	$28,626	$26,804	$32,932	$39,532	$43,214
Interest expense	1,916	2,568	3,485	5,865	8,052
Net interest income	26,710	24,236	29,447	33,667	35,162
Provision for (recapture of) loan losses	(1,800)	(3,700)	900	29,350	5,075
Net interest income after provision for (recapture of) loan losses	28,510	27,936	28,547	4,317	30,087
Gains (losses) from sale of loans, securities and real estate owned	674	422	1,002	(396)	779
Other non-interest income	8,201	7,945	7,871	7,223	7,110
Non-interest expense	30,744	31,961	34,758	34,423	31,496
Income (loss) before income taxes	6,641	4,342	2,662	(23,279)	6,480
Provision (benefit) for income taxes	2,150	(15,081)	29	8,378	2,165
Net income (loss)	$4,491	$19,423	$2,633	$(31,657)	$4,315

Earnings (loss) per share:
Basic	$0.20	$0.87	$0.12	$(1.42)	$0.24
Diluted	0.20	0.87	0.12	(1.42)	0.24
Dividends per share	0.01125	-	-	-	-

	At or For the Year Ended March 31,
	2015	2014	2013	2012	2011

KEY FINANCIAL RATIOS:
Performance Ratios:
Return (loss) on average assets	0.54%	2.46%	0.33%	(3.64)%	0.51%
Return (loss) on average equity	4.42	23.73	3.41	(30.19)	4.29
Dividend payout ratio (1)	5.63	-	-	-	-
Interest rate spread	3.52	3.29	3.95	4.17	4.46
Net interest margin	3.59	3.37	4.06	4.33	4.64
Non-interest expense to average assets	3.70	4.05	4.30	3.95	3.70
Efficiency ratio (2)	86.40	98.03	90.70	85.01	73.16
Average equity to average assets	12.23	10.37	9.55	12.04	11.84

Asset Quality Ratios:
Allowance for loan losses to total net loans at end of period	1.86	2.35	2.92	2.91	2.18
Allowance for loan losses to nonperforming loans	202.37	89.25	74.02	45.11	121.46
Net charge-offs (recoveries) to average outstanding loans during the period	-	(0.12)	0.86	3.51	1.67
Ratio of nonperforming assets to total assets	0.81	2.64	4.73	7.35	4.65
Ratio of nonperforming loans to total loans	0.92	2.64	3.94	6.45	1.79

Capital Ratios:
Total capital to risk-weighted assets	15.89	16.66	15.29	12.11	14.61
Tier 1 capital to risk-weighted assets	14.63	15.40	14.02	10.84	13.35
Common equity tier 1 to risk-weighted assets	14.63	N/A	N/A	N/A	N/A
Leverage ratio	10.89	10.71	9.99	8.76	11.24

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

Valuation of REO and Foreclosed Assets
Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of REO is subject to significant external and internal judgment. Any differences between management’s assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date of acquisition are charged to the allowance for loan losses. At the acquisition date, any write ups, where the fair value less estimated costs to sell exceeds the loan basis, are first recovered through the allowance for loan losses if there was a prior charge-off and then applied to any outstanding accrued interest. If no prior charge-off or accrued interest is present, the amount is recorded as gain on transfer of REO. Management periodically reviews REO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of REO are considered valuation adjustments and trigger a corresponding charge to non-interest expense in the Consolidated Statements of Income. Expenses from the maintenance and operations of REO are included in other non-interest expense.

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

Operating Strategy

Fiscal year 2015 marked the 92nd anniversary since the Bank began operations in 1923. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2015, commercial and construction loans represented 78.2% of total loans. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio’s profitability. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. Nonperforming assets decreased $14.8 million to $6.9 million at March 31, 2015 compared to $21.8 million at March 31, 2014. However, there can be no assurance that deterioration in economic conditions will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with its heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $409.3 million and $359.7 million at March 31, 2015 and March 31, 2014, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product for consumer customers, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to business customers. The Company introduced its mobile banking application during the second fiscal quarter of 2013 to further allow flexibility and convenience to its customers related to their banking needs. During June 2013, the Company also implemented a new core banking platform that enabled the Company to better serve its customer base. The Company also participates in an internet deposit listing service which allows the Company to post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. The Company does not currently have any internet based deposits. The Company has not utilized these internet based deposits. However, the Company will continue to have access to these funds in the future. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company also offers Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers along with the Certificate of Deposit Account Registry Service (CDARS™) program which allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $33.7 million at March 31, 2015 compared to March 31, 2014.

Continued Expense Control. Management has undertaken several initiatives to reduce non-interest expense and continues to make it a priority to identify cost savings opportunities throughout all aspects of the Company’s operations, including forming a cost saving committee whose mission is to find additional cost saving opportunities at the Company. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. In October 2014, the Company closed one of its branches as a result of its failure to meet the Company’s required growth and profitability standards. This was an in-store branch located in Portland Oregon. The Company experienced minimal impact to its customers and deposit totals due to this branch’s proximity to its Gresham, Oregon branch which opened in the summer of 2012.

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

Comparison of Financial Condition at March 31, 2015 and 2014

Cash, including interest-earning accounts, totaled $58.7 million at March 31, 2015 compared to $68.6 million at March 31, 2014. The Company has deployed a portion of its excess cash balances into mortgage-backed securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At March 31, 2015, certificates of deposits held for investment totaled $26.0 million compared to $36.9 million at March 31, 2014.

Investment securities available for sale totaled $15.8 million and $23.4 million at March 31, 2015 and at March 31, 2014, respectively. The decrease was attributable to called securities and the sale of certain securities during fiscal year 2015. The Company primarily purchases agency securities with maturities of five years or less. For the year ended March 31, 2015, the Company determined that none of its investment securities required an OTTI charge. For additional information on the Company’s investment securities, see Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

Mortgage-backed securities available-for-sale totaled $96.7 million at March 31, 2015, compared to $78.6 million at March 31, 2014. The increase was due to a decision by the Company to invest additional excess cash into higher yielding mortgage-backed securities. During the year ended March 31, 2015, the Company purchased $50.2 million of mortgage-backed securities. The Company primarily purchases a combination of mortgage-backed securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). The Company also sold, during the year ended March 31, 2015, $14.2 million of mortgage-backed securities in order to fund loan originations and to generate gains on sale by taking advantage of market interest rate fluctuations. Realized gains totaled $127,000 for year ended March 31, 2015. For additional information on the Company’s mortgage-backed securities, see Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

Loans receivable, net, totaled $569.0 million at March 31, 2015, compared to $520.9 million at March 31, 2014, an increase of $48.1 million. The increase was primarily due to $34.2 million in net organic loan growth, concentrated in the commercial business, commercial real estate and multi-family loan portfolios. The Company also had a $12.1 million net increase in purchased automobile loan pools. The Company has seen an increase in loan demand in its market areas and anticipates organic loan growth to continue. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Goodwill was $25.6 million at March 31, 2015 and 2014. The Company performed its annual goodwill impairment test during the third quarter ended December 31, 2014.  The results of these tests indicated that the Company’s goodwill was not impaired.  For additional information on our goodwill impairment testing, see "Goodwill Valuation" included in this Item 7.

Deposit accounts increased $30.8 million to $720.9 million at March 31, 2015, compared to $690.1 million at March 31, 2014. The Company had no wholesale-brokered deposits as of March 31, 2015 or March 31, 2014. Core branch deposits accounted for 96.2% of total deposits at March 31, 2015, compared to 95.7% at March 31, 2014. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' equity increased $5.8 million to $103.8 million at March 31, 2015 from $98.0 million at March 31, 2014. The increase was mainly attributable to net income of $4.5 million and other comprehensive income related to unrealized holding gain on securities available for sale of $1.4 million for the year ended March 31, 2015.

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

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2014. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 8.5%, a net interest margin that approximated 4.1% and a return on assets that ranged from 0.60% to 1.11% (average of 0.86%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 15.2% utilized for our cash flow estimates and a terminal value estimated at 2.1 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.3 times tangible book value. The Company calculated a fair value of its reporting unit of $130.5 million using the corporate value approach, $135.5 million using the income approach and $134.7 million using the market approach, with a final concluded value of $135.0 million, with primary weight given to the market approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

At March 31, 2015, the market for the Company’s collateralized debt obligation (“CDO”), which is secured by trust preferred securities issued by other bank holding companies, was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the bid-ask spread in the brokered markets in which these securities trade, the low number of new issuances for similar securities, the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the CDO was classified as Level 3 in the fair value hierarchy. Consistent with previous valuations, the Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was the most appropriate valuation technique. Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs. The Company’s estimate of fair value was at the upper end of the range of valuations provided; however, the magnitude in the range of fair value estimates further supported the difficulty in estimating the fair value for these types of securities in the current environment.  Additionally, the Company believes that some of the assumptions used by one of the independent parties were overly aggressive and unrealistic. Therefore, the Company believes the use of its internally developed valuation model at March 31, 2015 is reasonable.

Certain loans included in the loan portfolio were deemed impaired at March 31, 2015. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans.  Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

In addition, REO was classified as Level 3 in the fair value hierarchy. Management generally determines fair value based on a number of factors, including third-party appraisals of fair value less estimated costs to sell. The valuation of REO is subject to significant external and internal judgment, and the eventual outcomes may differ from those estimates.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 18 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Comparison of Operating Results for the Years Ended March 31, 2015 and 2014

Net Income.  Net income was $4.5 million, or $0.20 per diluted share for the year ended March 31, 2015, compared to $19.4 million, or $0.87 per diluted share for the year ended March 31, 2014. The earnings for the year ended March 31, 2014 included the reversal of the valuation allowance on the Company’s deferred tax assets totaling $15.1 million. The earnings for the year ended March 31, 2015 reflects an improvement in net interest income and an improvement in asset quality which reduced non-interest expenses, primarily due to the decrease in REO expense. In addition, net income for the year ended March 31, 2015 included a recapture of loan losses of $1.8 million compared to $3.7 million for the same prior year period.

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

Net interest income for fiscal year 2015 increased $2.5 million, or 10.2%, to $26.7 million compared to $24.2 million in fiscal year 2014. The net interest margin for the fiscal year ended March 31, 2015 was 3.59% compared to 3.37% for the same prior year period. This increase was primarily the result of the increase in the average balance of loans receivable and short term investments as well as the decrease in average cost of interest bearing deposits.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. Approximately 5.79% of our loan portfolio was adjustable (floating) at March 31, 2015. At March 31, 2015, $24.2 million, or 71.94% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loan’s contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the current low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At March 31, 2015, $24.2 million or 4.17% of the loans in the Company’s loan portfolio were at the floor interest rate of which $22.2 million or 91.74% had yields that would begin floating again once the Wall Street Journal Prime Rate increases at least 150 basis points. While the Company does not anticipate further significant reductions in market interest rates, further modest reductions in its deposit costs are expected due to decreases in its deposit rate offerings and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spread.

Interest Income.  Interest income was $28.6 million for the fiscal year ended March 31, 2015 compared to $26.8 million for the fiscal year ended March 31, 2014. The increase was due primarily to the increase in the average balance of loans receivable and mortgage-backed securities which resulted in an increase in interest income of $473,000 and $1.5 million, respectively for the fiscal year ended March 31, 2015 compared the same fiscal prior year period.

The average balance of net loans increased $34.6 million to $557.4 million for the fiscal year ended March 31, 2015 from $522.8 million for the same prior fiscal year period. The average yield on net loans was 4.65% for the year ended March 31, 2015 compared to 4.86% for the same prior year period. The decrease in the average yield on net loans was primarily due to the impact of loans repricing downward in the current low interest rate environment and the lower yields on the purchased automobile loan pools. During the year ended March 31, 2015, the Company also reversed $39,000 of interest income on nonperforming loans compared to $180,000 for the same prior fiscal year period.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2015 totaled $1.9 million, a $652,000 or 25.4% decrease from $2.6 million for the fiscal year ended March 31, 2014. The decrease in interest expense was primarily the result of declining deposit costs, due to the Company’s decision to further reduce its deposit rate offerings in light of the continued low interest rate environment, and to a lesser extent a decline in the average balance of higher costing certificates of deposit. The Company has continued to lower its deposit costs throughout the year on many of its deposit products. The weighted average interest rate on interest-bearing deposits decreased to 0.24% for fiscal year ended March 31, 2015 from 0.36% for the same prior fiscal year period.

Provision for Loan Losses. The recapture of loan losses for the fiscal years 2015 and 2014 totaled $1.8 million and $3.7 million, respectively. The recapture of loan losses was primarily a result of a decrease in charge-offs and the decline in the level of delinquent, nonperforming and classified loans, as well as the stabilization of real estate values in our market areas.

Net recoveries for the year ended March 31, 2015 and 2014 were $11,000 and $608,000, respectively. Net recoveries to average net loans for the year ended March 31, 2015 and 2014 were 0.00% and (0.12)%, respectively. Nonperforming loans decreased to $5.3 million at March 31, 2015 compared to $14.1 million at March 31, 2014. The ratio of allowance for loan losses to total loans was 1.86% at March 31, 2015 compared to 2.35% at March 31, 2014. The allowance as a percentage of nonperforming loans increased to 202.37% at March 31, 2015 compared to 89.25% at March 31, 2014.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2015, the Company had identified $22.4 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $21.0 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. The remaining $1.3 million have specific valuation allowances totaling $147,000. Charge-offs on these impaired loans totaled $354,000 from their original loan balance. Based on a comprehensive analysis, management deemed the allowance for loan losses of $10.8 million at March 31, 2015 adequate to cover probable losses inherent in the loan portfolio. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income. Non-interest income increased $508,000 to $8.9 million for the year ended March 31, 2015 from $8.4 million for the same period in 2014. The increase in non-interest income was primarily due to the increase in asset management fees of $345,000 in fiscal year 2015 compared to fiscal year 2014. The increase in asset management fees was primarily a result of an increase in assets under management of RAMCorp, which totaled $409.3 million at March 31, 2015 compared to $359.7 million at March 31, 2014. Furthermore, the increase in non-interest income was also due to the increase in the cash surrender value of bank owned life insurance policies of $163,000 in fiscal year 2015 compared to fiscal year 2014.

Non-Interest Expense. Non-interest expense decreased $1.2 million to $30.7 million for fiscal year ended March 31, 2015 compared to $32.0 million for fiscal year ended March 31, 2014. REO expenses (which include operating costs and write-downs on property) decreased $1.8 million for fiscal year 2015 compared to fiscal year 2014. This decrease was primarily due to the decrease in REO balances as well as the stabilization of real estate values in the Company’s market area. Data processing expenses decreased $251,000 for the year-ended March 31, 2015 compared to the same prior year periods as a result of conversion related expenses in the prior year for the Company’s core operating system conversion. In addition, the Company’s FDIC insurance premiums also decreased $860,000 compared to the same period in prior year reflecting the Bank’s improved financial condition. Offsetting these decreases was an increase in salaries and employee benefits of $2.1 million for the year ended March 31, 2015 compared to the same prior year period. The increase in salaries and employee benefits was due to an increase in staffing as well as the reinstatement of incentive plans for the Company.

Income Taxes. The provision for income taxes was $2.2 million for the fiscal year ended March 31, 2015 compared to a benefit for income taxes of $15.1 million for the fiscal year ended March 31, 2014. The $17.2 million increase in provision for income taxes was primarily due to the reversal of the valuation allowance on the Company’s deferred tax assets of $15.4 million which resulted in a benefit for income taxes for the fiscal year ended March 31, 2014. During fiscal 2014, the Company reversed its deferred tax asset valuation allowance related to the Company’s’ deferred tax assets as management deemed that it was no longer appropriate to carry a deferred tax asset valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. In making this conclusion, management considered, among other factors, the Company’s earnings during the past three years, including the Company’s recent financial performance, the improvement in the Company’s asset quality and financial condition, as well as projected earnings and the impact from the Company’s balance sheet restructure

As of March 31, 2015, management deemed that a deferred tax asset valuation allowance related to the Company’s deferred tax asset was not necessary. At March 31, 2015, the Company had a deferred tax asset of $12.6 million which included $8.2 million for federal and state net operating loss carryforwards, which will expire in 2032 through 2035. See Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company’s income taxes.

Comparison of Operating Results for the Years Ended March 31, 2014 and 2013

Net Income or Loss.  Net income was $19.4 million, or $0.87 per diluted share for the year ended March 31, 2014, compared to $2.6 million, or $0.12 per diluted share for the year ended March 31, 2013. The increase in earnings was due primarily to the reversal of the valuation allowance on the Company’s deferred tax assets totaling $15.1 million. The increase in earnings also reflected the stabilization of the economic environment and improvement in asset quality at the Company, which contributed to a decrease in the provision for loan losses of $4.6 million.

Net Interest Income.  Net interest income for fiscal year 2014 decreased $5.2 million, or 17.7% to $24.2 million compared to $29.4 million in fiscal year 2013. The net interest margin for the fiscal year ended March 31, 2014 was 3.37% compared to 4.06% for the same prior year period. This decrease was primarily the result of the decrease in average loans receivable, the downward repricing of loans within the loan portfolio and the increase in average lower yielding cash and short term investment balances.

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

Average Balance Sheet.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $767,000, $799,000 and $964,000 are included in interest income for the years ended March 31, 2015, 2014 and 2013, respectively.

	Year Ended March 31,
	2015			2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$429,420	$20,102	4.68%	$433,110	$20,553	4.75%	$521,224	$28,034	5.38%
Non-mortgage loans	128,020	5,794	4.53	89,696	4,870	5.43	77,804	4,007	5.15
Total net loans	557,440	25,896	4.65	522,806	25,423	4.86	599,028	32,041	5.35

Mortgage-backed securities (1)	102,919	1,917	1.86	23,245	424	1.82	813	25	3.08
Investment securities (1)	19,699	357	1.81	18,862	271	1.44	8,159	300	3.68
Daily interest-bearing assets	1,749	-	-	1,316	-	-	1,347	-	-
Other earning assets	62,063	456	0.73	152,573	686	0.45	116,776	574	0.49
Total interest-earning assets	743,870	28,626	3.85	718,802	26,804	3.73	726,123	32,940	4.54
Non-interest-earning assets:
Office properties and equipment, net	15,987			17,200			17,636
Other non-interest-earning assets	71,530			53,342			64,582
Total assets	$831,387			$789,344			$808,341

Interest-bearing liabilities:
Regular savings accounts	$71,202	$71	0.10	$59,844	$87	0.15	$49,394	$92	0.19
Interest checking	104,719	79	0.08	93,395	102	0.11	86,091	135	0.16
Money market accounts	229,840	277	0.12	224,689	477	0.21	228,269	602	0.26
Certificates of deposit	148,573	899	0.61	174,522	1,307	0.75	206,565	1,838	0.89
Total interest-bearing deposits	554,334	1,326	0.24	552,450	1,973	0.36	570,319	2,667	0.47

Other interest-bearing liabilities	25,293	590	2.33	25,093	595	2.37	25,185	818	3.25
Total interest-bearing liabilities	579,627	1,916	0.33	577,543	2,568	0.44	595,504	3,485	0.59

Non-interest-bearing liabilities:
Non-interest-bearing deposits	140,949			120,290			127,048
Other liabilities	9,096			9,653			8,619
Total liabilities	729,672			707,486			731,171
Shareholders’ equity	101,715			81,858			77,170
Total liabilities and shareholders’ equity	$831,387			$789,344			$808,341
Net interest income		$26,710			$24,236			$29,455
Interest rate spread			3.52%			3.29%			3.95%
Net interest margin			3.59%			3.37%			4.06%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.34%			124.46%			121.93%
Tax Equivalent Adjustment (2)		$-			$-			$8

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

	Year Ended March 31,
	2015 vs. 2014			2014 vs. 2013

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest Income:
Mortgage loans	$(165)	$(286)	$(451)	$(4,420)	$(3,061)	$(7,481)
Non-mortgage loans	1,829	(905)	924	636	227	863
Mortgage-backed securities	1,484	9	1,493	413	(14)	399
Investment securities (1)	13	73	86	230	(259)	(29)
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	(529)	299	(230)	162	(50)	112
Total interest income	2,632	(810)	1,822	(2,979)	(3,157)	(6,136)

Interest Expense:
Regular savings accounts	16	(32)	(16)	18	(23)	(5)
Interest checking accounts	10	(33)	(23)	12	(45)	(33)
Money market deposit accounts	11	(211)	(200)	(9)	(116)	(125)
Certificates of deposit	(181)	(227)	(408)	(264)	(267)	(531)
Other interest-bearing liabilities	5	(10)	(5)	(3)	(220)	(223)
Total interest expense	(139)	(513)	(652)	(246)	(671)	(917)
Net interest income	$2,771	$(297)	$2,474	$(2,733)	$(2,486)	$(5,219)

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

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. Loans serviced for others totaled $123.4 million of which $117.7 million is serviced for FHLMC at March 31, 2015. See "Item 1.  Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $309.4 million or 53.37% of total loans at March 31, 2015 as compared to $275.9 million or 51.72% at March 31, 2014. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans. See Item 1. “Business - Lending Activities - Construction Lending" and “- Lending Activities - Consumer Lending."

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies.  At March 31, 2015 the combined portfolio carried at $112.5 million had an average term to repricing or maturity of 3.44 years.  Adjustable rate mortgage-backed securities totaled $13.5 million at March 31, 2015 compared to $6.2 million at March 31, 2014.  See Item 1. “Business -- Investment Activities."

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the year ended March 31, 2015, the Bank used its sources of funds primarily to fund loan commitments and purchase additional investment securities. At March 31, 2015, cash and available for sale investments totaled $197.1 million, or 23.0% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At March 31, 2015, the Bank had no advances from the FRB and had a borrowing capacity of $42.3 million from the FRB, subject to sufficient collateral. At March 31, 2015, there were no advances from the FHLB and the Bank had an available credit facility of $195.8 million, subject to sufficient collateral and stock investment. At March 31, 2015, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2015 and 2014, the Bank had no wholesale brokered deposits. The Bank participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $37.4 million, or 5.2% of total deposits, and $38.3 million or 5.6% of total deposits, at March 31, 2015 and 2014, respectively. Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. The Company does not currently have any internet based deposits; however, the Company will continue to have accessibility to these funds in the future. The combination of all the Bank’s funding sources, gives the Bank available liquidity of $532.3 million, or 62.0% of total assets at March 31, 2015.

At March 31, 2015, the Company had commitments to extend credit of $17.1 million, unused lines of credit totaling $60.4 million and undisbursed construction loans totaling $21.6 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2015 totaled $90.7 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $76.0 million at March 31, 2015.

As a separate legal entity from the Bank the Company must provide for its own liquidity. Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2015, the Company, on an unconsolidated basis, had $3.1 million in cash to meet liquidity needs.

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

Contractual Obligations

The following table shows the contractual obligations by expected period. Further discussion of these commitments is included in Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

At March 31, 2015, scheduled maturities of certificates of deposit, future operating minimum lease commitments, capital lease obligations and subordinated debentures were as follows (in thousands):

	Within 1 Year	Over 1 - 3 Years	Over 3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$90,748	$31,023	$12,347	$4,721	$138,839
Operating leases	1,534	2,712	2,077	1,273	7,596
Capital leases	91	203	234	1,748	2,276
Junior subordinates debentures	-	-	-	22,681	22,681
Total other contractual obligations	$92,373	$33,938	$14,658	$30,423	$171,392

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

At March 31, 2015, the Company had commercial loan commitments of $1.5 million and undisbursed commercial lines of credit of $45.8 million. Commercial real estate mortgage loan commitments totaled $11.3 million and the undisbursed balance of commercial real estate mortgage loans was $1.8 million at March 31, 2015. At March 31, 2015, construction loan commitments totaled $1.2 million and unused construction lines of credit totaled $21.6 million. Unused lines of credit secured by land development loans totaled $875,000. Real estate one-to-four family loan commitments totaled $3.1 million and unused lines of credit secured by real estate one-to-four family loans totaled $11.1 million at March 31, 2015. Other installment loan commitments totaled $13,000 and unused lines of credit on other installment loans totaled $862,000 at March 31, 2015. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with Note 20 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

The following tables show the approximate percentage change in net interest income as of March 31, 2015 over a 24-month period under several rate scenarios.
Change in interest rates	Percent change in net interest income (12 months)	Percent change in net interest income (24 months)

Up 300 basis points	(3.2)%	5.3%
Up 200 basis points	(1.8)%	0.6%
Base case	-	(0.1)%
Down 100 basis points (1)	(1.3)%	(5.3)%

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2015. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

	Average Rate	Within 1 Year	After 1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:		(Dollars in thousands)

Loans receivable	4.37%	$75,969	$111,905	$86,197	$206,946	$98,755	$579,772
Mortgage-backed
securities	1.87	8,036	26,347	48,945	13,470	-	96,798
Investments and other
interest-earning assets	0.76	68,897	11,051	5,967	1,295	-	87,210
FHLB stock	0.10	1,184	2,370	2,370	-	-	5,924
Total assets		$154,086	$151,673	$143,479	$221,711	$98,755	$769,704

Interest-Sensitive Liabilities:

Interest checking	0.07	$23,091	$46,185	$46,185	$-	$-	$115,461
Savings accounts	0.10	15,426	30,853	30,853	-	-	77,132
Money market accounts	0.12	47,493	94,986	94,986	-	-	237,465
Certificate accounts	0.58	90,748	31,023	12,347	4,721	-	138,839
FHLB advances	-	-	-	-	-	-	-
FRB borrowings	-	-	-	-	-	-	-
Subordinated debentures	1.62	-	-	-	-	22,681	22,681
Obligations under capital lease	7.16	91	203	234	754	994	2,276
Total liabilities		176,849	203,250	184,605	5,475	23,675	593,854
Interest sensitivity gap		(22,763)	(51,577)	(41,126)	216,236	75,080	$175,850
Cumulative interest sensitivity gap		$(22,763)	$(74,340)	$(115,466)	$100,770	$175,850
Off-Balance Sheet Items:

Commitments to extend credit	-	$17,062	$-	$-	$-	$-	$17,062
Unused lines of credit	-	$82,011	$-	$-	$-	$-	$82,011

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for the Years Ended March 31, 2015, 2014 and 2013
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and subsidiary as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Portland, Oregon
June 12, 2015

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND 2014
(In thousands, except share and per share data)	2015	2014
ASSETS
Cash and cash equivalents (including interest-earning accounts of $45,490 and $51,715)	$58,659	$68,577
Certificates of deposit held for investment	25,969	36,925
Loans held for sale	778	1,024
Investment securities available for sale, at fair value (amortized cost of $15,927 and $23,866)	15,751	23,394
Mortgage-backed securities held to maturity, at amortized cost (fair value of $88 and $104)	86	101
Mortgage-backed securities available for sale, at fair value (amortized cost of $95,382 and $79,083)	96,712	78,575
Loans receivable (net of allowance for loan losses of $10,762 and $12,551)	569,010	520,937
Real estate owned	1,603	7,703
Prepaid expenses and other assets	3,236	3,197
Accrued interest receivable	2,139	1,836
Federal Home Loan Bank stock, at cost	5,924	6,744
Premises and equipment, net	15,434	16,417
Deferred income taxes, net	12,568	15,433
Mortgage servicing rights, net	399	369
Goodwill	25,572	25,572
Core deposit intangible, net	2	26
Bank owned life insurance	24,908	17,691
TOTAL ASSETS	$858,750	$824,521

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$720,850	$690,066
Accrued expenses and other liabilities	8,111	10,497
Advanced payments by borrowers for taxes and insurance	495	467
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,276	2,361
Total liabilities	754,413	726,072

COMMITMENTS AND CONTINGENCIES (See Note 20)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
March 31, 2015 – 22,489,890 issued and outstanding	225	225
March 31, 2014 – 22,471,890 issued and outstanding
Additional paid-in capital	65,268	65,195
Retained earnings	37,830	33,592
Unearned shares issued to employee stock ownership trust	(284)	(387)
Accumulated other comprehensive income (loss)	762	(647)
Total shareholders’ equity	103,801	97,978

Noncontrolling interest	536	471
Total equity	104,337	98,449
TOTAL LIABILITIES AND EQUITY	$858,750	$824,521
  See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2015, 2014 AND 2013

(Dollars in thousands, except share data)	2015	2014	2013

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$25,896	$25,423	$32,041
Interest on investment securities – taxable	357	271	276
Interest on investment securities – non taxable	-	-	16
Interest on mortgage-backed securities	1,917	424	25
Other interest and dividends	456	686	574
Total interest and dividend income	28,626	26,804	32,932

INTEREST EXPENSE:
Interest on deposits	1,326	1,973	2,667
Interest on borrowings	590	595	818
Total interest expense	1,916	2,568	3,485
Net interest income	26,710	24,236	29,447
Less provision for (recapture of) loan losses	(1,800)	(3,700)	900
Net interest income after provision for (recapture of) loan losses	28,510	27,936	28,547

NON-INTEREST INCOME:
Fees and service charges	4,317	4,258	4,695
Asset management fees	2,975	2,630	2,172
Net gain on sale of loans held for sale	596	667	1,386
Bank owned life insurance	716	553	585
Other	271	259	35
Total non-interest income	8,875	8,367	8,873

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,805	15,755	15,325
Occupancy and depreciation	4,778	4,811	4,970
Data processing	1,807	2,058	1,420
Amortization of core deposit intangible	24	40	71
Advertising and marketing expense	628	726	834
FDIC insurance premium	627	1,487	1,532
State and local taxes	559	462	547
Telecommunications	295	304	384
Professional fees	1,089	1,290	1,456
Real estate owned expenses	994	2,765	5,781
Other	2,138	2,263	2,438
Total non-interest expense	30,744	31,961	34,758
INCOME BEFORE INCOME TAXES	6,641	4,342	2,662
PROVISION (BENEFIT) FOR INCOME TAXES	2,150	(15,081)	29
NET INCOME	$4,491	$19,423	$2,633

Earnings per common share:
Basic	$0.20	$0.87	$0.12
Diluted	0.20	0.87	0.12
Weighted average number of shares outstanding:
Basic	22,392,744	22,367,174	22,342,541
Diluted	22,431,839	22,369,175	22,342,541

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2015, 2014 AND 2013

(Dollars in thousands)	2015	2014	2013

Net income	$4,491	$19,423	$2,633

Other comprehensive income:
Net unrealized holding gain from available for sale securities arising during
the period, net of tax of ($778), ($189) and ($81), respectively	1,513	366	158

Reclassification adjustment of net gain from sale of available for sale securities
included in income, net of tax of $54, $0 and $0, respectively	(104)	-	-

Other comprehensive income	1,409	366	158

Noncontrolling interest	65	81	59
Total comprehensive income	$5,965	$19,870	$2,850

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED MARCH 31, 2015, 2014 AND 2013
	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to Employee Stock Ownership	Accumulated Other Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Trust	Income (Loss)	Interest	Total

Balance April 1, 2012	22,471,890	$225	$65,610	$11,536	$(593)	$(1,171)	$544	$76,151

Net income	-	-	-	2,633	-	-	-	2,633
Stock option expense	-	-	2	-	-	-	-	2
Earned ESOP shares	-	-	(61)	-	103	-	-	42
Unrealized holding gain on securities	-	-	-	-	-	158	-	158
Noncontrolling interest	-	-	-	-	-	-	59	59

Balance March 31, 2013	22,471,890	225	65,551	14,169	(490)	(1,013)	603	79,045

Net income	-	-	-	19,423	-	-	-	19,423
Purchase of subsidiary shares from noncontrolling interest	-	-	(399)	-	-	-	(213)	(612)
Stock option expense	-	-	78	-	-	-	-	78
Earned ESOP shares	-	-	(35)	-	103	-	-	68
Unrealized holding gain on securities	-	-	-	-	-	366	-	366
Noncontrolling interest	-	-	-	-	-	-	81	81

Balance March 31, 2014	22,471,890	225	65,195	33,592	(387)	(647)	471	98,449

Net income	-	-	-	4,491	-	-	-	4,491
Cash dividend ($0.01125 per share)	-	-	-	(253)	-	-	-	(253)
Exercise of stock options	18,000	-	48	-	-	-	-	48
Stock option expense	-	-	26	-	-	-	-	26
Earned ESOP shares	-	-	(1)	-	103	-	-	102
Unrealized holding gain on securities	-	-	-	-	-	1,409	-	1,409
Noncontrolling interest	-	-	-	-	-	-	65	65

Balance March 31, 2015	22,489,890	$225	$65,268	$37,830	$(284)	$762	$536	$104,337
            See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2015, 2014 AND 2013
(In thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,491	$19,423	$2,633
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,283	1,898	1,877
Mortgage servicing rights valuation adjustment	(2)	1	-
Provision for (recapture of) loan losses	(1,800)	(3,700)	900
Provision (benefit) for deferred income taxes	2,140	(15,100)	-
Noncash expense related to ESOP	102	68	42
Increase (decrease) in deferred loan origination fees, net of amortization	190	102	(333)
Origination of loans held for sale	(17,991)	(24,413)	(29,121)
Proceeds from sales of loans held for sale	18,673	24,718	29,484
Stock based compensation	26	78	2
Writedown of real estate owned	715	2,056	4,974
Net gain on loans held for sale, sale and transfer of real estate owned, sale of investment and mortgage-backed securities and premises and equipment	(663)	(640)	(1,056)
Income from bank owned life insurance	(716)	(553)	(585)
Changes in assets and liabilities:
Prepaid expenses and other assets	(159)	45	2,963
Accrued interest receivable	(303)	(89)	411
Accrued expenses and other liabilities	(2,424)	2,637	(1,189)
Net cash provided by operating activities	5,562	6,531	11,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(24,270)	24,044	102,784
Purchases of loans receivable	(22,864)	(22,082)	-
Proceeds from sale of loans held for investment	-	-	31,394
Proceeds from call, maturity, or sale of investment securities available for sale	9,980	3,000	5,000
Principal repayments on investment securities available for sale	-	847	357
Purchase of investment securities available for sale	(2,000)	(19,948)	(5,000)
Principal repayments on mortgage-backed securities available for sale	18,553	2,669	524
Principal repayments on mortgage-backed securities held to maturity	15	24	46
Principal repayments on investment securities held to maturity	-	-	493
Purchase of mortgage-backed securities available for sale	(50,199)	(81,566)	-
Proceeds from sale of mortgage-backed securities available for sale	14,225	-	-
Purchase of premises and equipment and capitalized software	(464)	(835)	(2,141)
(Purchase) redemption of certificates of deposit held for investment, net	10,956	7,710	(3,162)
Proceeds from redemption of Federal Home Loan Bank stock	820	410	196
Purchase of Bank owned life insurance	(6,500)	-	-
Capital expenditures on real estate owned	-	-	(72)
Proceeds from sale of real estate owned and premises and equipment	5,493	7,347	8,098
Net cash provided by (used in) investing activities	(46,255)	(78,380)	138,517

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	30,784	26,260	(80,649)
Purchase of subsidiary shares from noncontrolling interest	-	(612)	-
Proceeds from borrowings	25,450	3,000	9,000
Repayment of borrowings	(25,450)	(3,000)	(9,000)
Principal payments under capital lease obligation	(85)	(79)	(73)
Net increase (decrease) in advance payments by borrowers	28	(558)	225
Proceeds from exercise of stock options	48	-	-
Net cash provided by (used in) financing activities	30,775	25,011	(80,497)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,918)	(46,838)	69,022
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	68,577	115,415	46,393
CASH AND CASH EQUIVALENTS, END OF YEAR	$58,659	$68,577	$115,415
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$5,457	$1,974	$2,689
Income taxes	15	31	4
NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$253	$-	$-
Transfer of loans to real estate owned	1,512	6,331	$14,075
Transfer of real estate owned to loans	1,333	4,946	3,859
Fair value adjustment to securities available for sale	2,133	555	239
Income tax effect related to fair value adjustment	(724)	(189)	(81)
See notes to consolidated financial statements.

    RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2015, 2014 and 2013

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

Securities – Investment securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investment securities held to maturity are carried at amortized cost. Unrealized losses due to fluctuations in fair value are recognized when it is determined that a credit-related other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Securities that the Company intends to hold for an indefinite period, but not necessarily to maturity are classified as available for sale. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors.  Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are included in total comprehensive income and are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity or expected call, if sooner.

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

Allowance for Loan Losses – The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For such loans that are classified as impaired, an allowance is established when the net realizable value of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

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

Federal Home Loan Bank Stock – The Bank, as a member of Federal Home Loan Bank of Seattle (“FHLB”), is required to maintain a minimum investment in capital stock of the FHLB based on specific percentages of its outstanding advances from the FHLB. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. The Company evaluated its investment in FHLB stock for OTTI, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB and the Company’s intent and ability to hold the investment for a period of time sufficient to be able to redeem its investment at par value, the Company did not recognize an OTTI loss on its FHLB stock. The FHLB Des Moines and FHLB Seattle announced that the members of both banks ratified the agreement and plan of merger approved by their boards of directors in September 2014. The merger became effective on May 31, 2015.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvements, whichever is less. Gains or losses on dispositions are reflected in earnings. Depreciation is generally computed on the straight-line method over the following estimated useful lives: building and improvements – up to 45 years; furniture and equipment – three to twenty years; and leasehold improvements – fifteen to twenty-five years, or lease term if shorter. The cost of maintenance and repairs is charged to expense as incurred. Assets are reviewed for impairment when events indicate their carrying value may not be recoverable.  If management determines impairment exists the asset is reduced by an offsetting charge to expense.

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

Goodwill – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, a second step must be performed. In the second step the implied fair value of the reporting unit is calculated. The implied fair value of goodwill is then compared to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. As of March 31, 2015, the Company had not recognized any impairment loss on the recorded goodwill.

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

Trust Assets – Assets held by RAMCorp in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $409.3 million and $359.7 million were held in trust as of March 31, 2015 and 2014, respectively.

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

Business segments – The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for years ended March 31, 2015, 2014 and 2013.

New Accounting Pronouncements – In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure”. The ASU clarifies when a creditor would be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that all or a portion of the loan would be derecognized and the real estate property recognized. Under the guidance, a consumer loan collateralized by residential real estate should be reclassified to other real estate owned when (1) the creditor obtains legal title to the residential property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement. In addition, an entity is required to disclose the amount of residential real estate meeting the conditions above, and the recorded investment in consumer mortgage loans secured by residential real estate that are in the process of foreclosure. ASU 2014-04 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

Regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco (“FRB”), based on a percentage of deposits. The amounts of such balances as of March 31, 2015 and 2014 were $951,000 and $765,000, respectively, which were in compliance with minimum reserve requirements.

3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following at the dates indicated (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Trust preferred	$1,919	$-	$(107)	$1,812
Agency securities	14,008	38	(107)	13,939
Total	$15,927	$38	$(214)	$15,751

March 31, 2014
Trust preferred	$1,919	$-	$(16)	$1,903
Agency securities	21,947	6	(462)	21,491
Total	$23,866	$6	$(478)	$23,394

The contractual maturities of investment securities available for sale at March 31, 2015 are as follows (in thousands):

March 31, 2015	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	13,000	12,893
Due after five years through ten years	1,008	1,046
Due after ten years	1,919	1,812
Total	$15,927	$15,751

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust preferred	$-	$-	$1,812	$(107)	$1,812	$(107)
Agency securities	-	-	12,893	(107)	12,893	(107)
Total	$-	$-	$14,705	$(214)	$14,705	$(214)

March 31, 2014

Trust preferred	$1,903	$(16)	$-	$-	$1,903	$(16)
Agency securities	17,985	(462)	-	-	17,985	(462)
Total	$19,888	$(478)	$-	$-	$19,888	$(478)

At March 31, 2015, the Company had a single collateralized debt obligation which is secured by a pool of trust preferred securities issued by 15 other holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuer. Four of the issuers of trust preferred securities in this pool have defaulted (representing 51% of the remaining collateral, including excess collateral), and one other issuer is currently deferring interest payments (representing 2% of the remaining collateral). The Company has estimated an expected default rate of 44% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 68% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the year ended March 31, 2015, the Company determined that there was no additional OTTI charge on the above collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

Proceeds from sale of investment securities totaled $2.5 million for the twelve months ended March 31, 2015. Gross realized gains on sales of investment securities totaled $31,000 for twelve months ended March 31, 2015. The Company had no sales and no realized gains or losses on investment securities for the twelve months ended March 31, 2014 or 2013. Investment securities with an amortized cost of $3.0 million and $1.0 million and a fair value of $3.0 million and $975,000 at March 31, 2015 and 2014, respectively, were pledged as collateral for government public funds held by the Bank.

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following at the dates indicated (in thousands):
March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities (1)	$86	$2	$-	$88

March 31, 2014
Mortgage-backed securities (1)	$101	$3	$-	$104

(1) Comprised of Federal National Mortgage Association (“FNMA”) and FHLMC issued securities.

The contractual maturities of mortgage-backed securities held to maturity are as follows (in thousands):

March 31, 2015	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	74	75
Due after ten years	12	13
Total	$86	$88

Mortgage-backed securities held to maturity with an amortized cost of $27,000 and $36,000 and a fair value of $27,000 and $37,000 at March 31, 2015 and 2014, respectively, were pledged as collateral for governmental public funds.

Mortgage-backed securities available for sale consisted of the following at the dates indicated (in thousands):

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits (1)	$22,455	$255	$(1)	$22,709
Mortgage-backed securities (2)	67,568	1,006	(60)	68,514
Other mortgage-backed securities (3)	5,359	142	(12)	5,489
Total	$95,382	$1,403	$(73)	$96,712

March 31, 2014
Real estate mortgage investment conduits (1)	$7,218	$9	$(77)	$7,150
Mortgage-backed securities (2)	65,858	102	(547)	65,413
Other mortgage-backed securities (3)	6,007	18	(13)	6,012
Total	$79,083	$129	$(637)	$78,575

(1) Comprised of FHLMC and FNMA issued securities.
(2) Comprised of FHLMC, FNMA and Ginnie Mae issued securities.
(3) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate secured securities issued by FNMA.

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

March 31, 2015	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	2,476	2,535
Due after five years through ten years	5,306	5,378
Due after ten years	87,600	88,799
Total	$95,382	$96,712

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015

Real estate mortgage investment conduits (1)	$1,323	$(1)	$-	$-	$1,323	$(1)
Mortgage-backed securities (2)	-	-	5,098	(60)	5,098	(60)
Other mortgage-backed securities (3)	-	-	1,417	(12)	1,417	(12)
Total	$1,323	$(1)	$6,515	$(72)	$7,838	$(73)

March 31, 2014

Real estate mortgage investment conduits (4)	$4,996	$(77)	$-	$-	$4,996	$(77)
Mortgage-backed securities (2)	49,177	(547)	-	-	49,177	(547)
Other mortgage-backed securities (3)	1,526	(13)	-	-	1,526	(13)
Total	$55,699	$(637)	$-	$-	$55,699	$(637)

(1) Comprised of a FHLMC security
(2) Comprised of FHLMC and FNMA issued securities
(3) Comprised of SBA issued securities
(4) Comprised of FHLMC, FNMA and Ginnie Mae issued securities.

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

Proceeds from sale of mortgage-backed securities totaled $14.2 million for the year ended March 31, 2015. Gross realized gains on sales of mortgage-backed securities totaled $127,000 for the year ended March 31, 2015. The Company had no sales and no realized gains or losses on mortgage-backed securities for the year ended March 31, 2014 or 2013. Mortgage-backed securities available for sale with an amortized cost of $1.3 million and $1.7 million and a fair value of $1.3 million and $1.7 million at March 31, 2015 and 2014, respectively, were pledged as collateral for government public funds held by the Bank.

5.	LOANS RECEIVABLE

Loans receivable at March 31, 2015 and 2014 are reported net of deferred loan fees totaling $2.2 million and $2.0 million, respectively. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	March 31, 2015	March 31, 2014
Commercial and construction
Commercial business	$77,186	$71,632
Other real estate mortgage (1)	345,506	324,881
Real estate construction	30,498	19,482
Total commercial and construction	453,190	415,995

Consumer
Real estate one-to-four family	89,801	93,007
Other installment	36,781	24,486
Total consumer	126,582	117,493

Total loans	579,772	533,488

Less: Allowance for loan losses	10,762	12,551
Loans receivable, net	$569,010	$520,937

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans.

The Company originates commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. At March 31, 2015 and 2014, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s portfolio are secured by properties located in Washington and Oregon, and accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2015, loans carried at $349.6 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consist of the following for the periods indicated (in thousands):

	Year Ended March 31,
	2015	2014	2013
Beginning balance	$854	$1,609	$1,907
Originations	511	-	226
Principal repayments	(132)	(755)	(524)
Ending balance	$1,233	$854	$1,609

6.	ALLOWANCE FOR LOAN LOSSES

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

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement

Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. The Company also considers bank regulatory examination results and findings of credit examiners in its quarterly evaluation of the allowance for loan losses.

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

March 31, 2015	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,409	$5,269	$340	$203	$387	$2,653	$1,290	$12,551
Provision for (recapture of) loan losses	(1,060)	(768)	(72)	145	382	(164)	(263)	(1,800)
Charge-offs	(120)	(233)	-	-	-	(111)	-	(464)
Recoveries	34	-	271	-	-	170	-	475
Ending balance	$1,263	$4,268	$539	$348	$769	$2,548	$1,027	$10,762

March 31, 2014

Beginning balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643
Provision for (recapture of) loan losses	95	(417)	(2,439)	(338)	173	(258)	(516)	(3,700)
Charge-offs	(340)	(316)	(90)	-	(11)	(349)	-	(1,106)
Recoveries	526	23	850	-	4	311	-	1,714
Ending balance	$2,409	$5,269	$340	$203	$387	$2,653	$1,290	$12,551

March 31, 2013

Beginning balance	$2,688	$5,599	$4,906	$1,121	$412	$3,274	$1,921	$19,921
Provision for (recapture of) loan losses	928	1,865	(2,149)	(197)	(278)	846	(115)	900
Charge-offs	(1,606)	(1,494)	(1,753)	(622)	(141)	(1,310)	-	(6,926)
Recoveries	118	9	1,015	239	228	139	-	1,748
Ending balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):

	Allowance for loan losses			Recorded investment in loans
March 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,263	$1,263	$1,091	$76,095	$77,186
Commercial real estate	-	4,268	4,268	15,939	283,752	299,691
Land	-	539	539	801	14,557	15,358
Multi-family	-	348	348	1,922	28,535	30,457
Real estate construction	-	769	769	-	30,498	30,498
Consumer	147	2,401	2,548	2,622	123,960	126,582
Unallocated	-	1,027	1,027	-	-	-
Total	$147	$10,615	$10,762	$22,375	$557,397	$579,772

March 31, 2014

Commercial business	$-	$2,409	$2,409	$947	$70,685	$71,632
Commercial real estate	137	5,132	5,269	18,122	269,386	287,508
Land	-	340	340	858	15,387	16,245
Multi-family	-	203	203	2,014	19,114	21,128
Real estate construction	-	387	387	-	19,482	19,482
Consumer	142	2,511	2,653	4,009	113,484	117,493
Unallocated	-	1,290	1,290	-	-	-
Total	$279	$12,272	$12,551	$25,950	$507,538	$533,488

Changes in the allowance for unfunded loan commitments were as follows for the periods indicated (in thousands):

	Year Ended March 31,
	2015	2014	2013
Beginning balance	$294	$229	$217
Net change in allowance for unfunded loan commitments	(35)	65	12
Ending balance	$259	$294	$229

The following tables present an analysis of past due loans at the dates indicated (in thousands):

March 31, 2015	30-89 Days Past Due	Greater Than 90 Days (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial business	$359	$-	$359	$76,827	$77,186	$-
Commercial real estate	225	3,291	3,516	296,175	299,691	-
Land	-	801	801	14,557	15,358	-
Multi-family	-	-	-	30,457	30,457	-
Real estate construction	-	-	-	30,498	30,498	-
Consumer	902	1,226	2,128	124,454	126,582	-
Total	$1,486	$5,318	$6,804	$572,968	$579,772	$-

March 31, 2014

Commercial business	$120	$452	$572	$71,060	$71,632	$-
Commercial real estate	188	8,067	8,255	279,253	287,508	-
Land	-	800	800	15,445	16,245	-
Multi-family	359	2,014	2,373	18,755	21,128	-
Real estate construction	-	-	-	19,482	19,482	-
Consumer	1,580	2,729	4,309	113,184	117,493	-
Total	$2,247	$14,062	$16,309	$517,179	$533,488	$-

Interest income foregone on non-accrual loans was $433,000, $949,000 and $1.4 million for the years ended March 31, 2015, 2014 and 2013, respectively.

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

Substandard – These loans have a risk rating of 7 and are rated in accordance with regulatory guidelines, for which the accrual of interest may or may not be discontinued. By definition under regulatory guidelines, a “Substandard” loan has well-defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment, or an event outside of the normal course of business.

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):
	March 31, 2015		March 31, 2014
	Weighted- Average Risk Grade	Classified Loans (2)	Weighted- Average Risk Grade	Classified Loans (2)

Commercial business	3.30	$566	3.54	$8,419
Commercial real estate	3.66	6,965	3.87	19,838
Land	4.19	801	3.88	800
Multi-family	3.53	1,935	3.81	2,028
Real estate construction	3.42	1,828	3.08	-
Consumer (1)	7.00	1,226	7.00	2,729
Total	3.60	$13,321	3.82	$33,814

Total loans risk rated	$453,568		$418,503

  (1) Consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.
  (2) Classified loans consist of substandard, doubtful and loss loans.

Impaired loans: The following tables present an analysis of impaired loans at the dates and for the periods indicated (in thousands):

March 31, 2015	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$1,091	$-	$1,091	$1,125	$-
Commercial real estate	15,939	-	15,939	17,188	-
Land	801	-	801	804	-
Multi-family	1,922	-	1,922	2,058	-
Real estate construction	-	-	-	-	-
Consumer	1,276	1,346	2,622	3,211	147
Total	$21,029	$1,346	$22,375	$24,386	$147
March 31, 2014
Commercial business	$947	$-	$947	$1,067	$-
Commercial real estate	17,956	166	18,122	20,601	137
Land	858	-	858	861	-
Multi-family	2,014	-	2,014	2,103	-
Real estate construction	-	-	-	-	-
Consumer	2,596	1,413	4,009	4,639	142
Total	$24,371	$1,579	$25,950	$29,271	$279

	Year ended March 31, 2015		Year ended March 31, 2014		Year ended March 31, 2013
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,075	$62	$1,150	$43	$3,986	$98
Commercial real estate	17,136	478	19,451	472	20,705	388
Land	817	-	1,854	5	6,818	78
Multi-family	2,176	17	2,758	16	7,822	127
Real estate construction	-	-	69	-	2,365	-
Consumer	3,187	85	3,679	47	4,961	105
Total	$24,391	$642	$28,961	$583	$46,657	$796

A trouble debt restructurings (“TDR”) is a loan where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

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

The following table presents new TDRs for the periods indicated (dollars in thousands):

	Year ended March 31, 2015			Year ended March 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	-	$-	$-	3	$504	$465
Commercial real estate	1	344	327	4	6,295	6,210
Multi-family	-	-	-	1	2,562	2,014
Consumer	-	-	-	4	573	561
Total	1	$344	$327	12	$9,934	$9,250
There were no TDRs that were recorded in the twelve months prior to March 31, 2015 and 2014 that subsequently defaulted in the twelve months ended March 31, 2015 and 2014.

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated (in thousands):

	March 31,
	2015	2014

Land	$4,177	$4,177
Buildings and improvements	13,971	13,925
Leasehold improvements	1,286	1,429
Furniture and equipment	10,471	10,533
Buildings under capitalized leases	2,715	2,715
Construction in progress	720	720
Total	33,340	33,499
Less accumulated depreciation and amortization	(17,906)	(17,082)
Premises and equipment, net	$15,434	$16,417

Depreciation expense was $1.4 million, $1.4 million and $1.5 million for the years ended March 31, 2015, 2014 and 2013, respectively. The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges.

During fiscal year 2006, the Company entered into a capital lease for the shell of the building constructed as the Company’s operations center. The lease period is for twelve years with two six-year lease renewal options. For the years ended March 31, 2015, 2014 and 2013, the Company recorded $113,000 in amortization expense. At March 31, 2015 and 2014, accumulated amortization for the capital lease totaled $1.1 million and $939,000, respectively.

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the life of the respective leases. At March 31, 2015, the deferred gain was $1.3 million and is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2015 (in thousands):

Year Ending March 31:	Operating Lease	Capital Lease
2016	$1,534	$251
2017	1,395	251
2018	1,317	251
2019	1,054	251
2020	1,023	251
Thereafter	1,273	2,427
Total minimum lease payments	$7,596	3,682
Less amount representing interest		(1,406)
Present value of net minimum lease payments		$2,276

Rent expense was $1.9 million, $1.8 million and $1.8 million for the years ended March 31, 2015, 2014 and 2013, respectively.

8.	REAL ESTATE OWNED

The following table is a summary of the activity in REO for the periods indicated (in thousands):

	Year Ended March 31,
	2015	2014	2013
Balance at beginning of year, net	$7,703	$15,638	$18,731
Additions	1,512	6,564	14,207
Dispositions	(6,897)	(12,443)	(12,326)
Writedowns	(715)	(2,056)	(4,974)
Balance at end of year, net	$1,603	$7,703	$15,638

REO expenses for the year ended March 31, 2015 consisted of write-downs on existing REO properties of $715,000 and operating expenses of $279,000. Net losses on dispositions of REO totaled $80,000 for the year ended March 31, 2015, and were included in other non-interest income in the accompanying Consolidated Statements of Income. REO expenses for the year ended March 31, 2014 consisted of write-downs on existing REO properties of $2.1 million, operating expenses of $709,000 and net losses on dispositions of REO of $245,000. REO expenses for the year ended March 31, 2013 consisted of write-downs on existing REO properties of $5.0 million, operating expenses of $807,000 and net losses on dispositions of REO of $384,000.

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

An interim impairment test was not deemed necessary as of March 31, 2015, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

10.	DEPOSIT ACCOUNTS

Deposit accounts consisted of the following at the dates indicated (dollars in thousands):

Account Type	Weighted Average Rate (1)	March 31, 2015	Weighted Average Rate (1)	March 31, 2014
Non-interest-bearing	0.00%	$151,953	0.00%	$128,635
Interest checking	0.07	115,461	0.07	104,543
Money market	0.12	237,465	0.12	227,933
Savings accounts	0.10	77,132	0.10	66,702
Certificates of deposit	0.58	138,839	0.67	162,253
Total	0.17%	$720,850	0.22%	$690,066

(1) The weighted average rate is based on interest rates at the end of the year.

Certificates of deposit in amounts of $100,000 or more totaled $76.3 million and $90.2 million at March 31, 2015 and 2014, respectively.

Interest expense by deposit type was as follows for the periods indicated (in thousands):

	Year Ended March 31,
	2015	2014	2013
Interest checking	$79	$102	$135
Money market	277	477	602
Savings accounts	71	87	92
Certificates of deposit	899	1,307	1,838
Total	$1,326	$1,973	$2,667

11.	JUNIOR SUBORDINATED DEBENTURES

At March 31, 2015, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferred period, distributions on the corresponding trust preferred securities is also deferred. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. During the quarter-ended December 31, 2014, the Company paid the entire $4.0 million of interest that had been deferred on the Debentures and the trust preferred securities holders received payment of their deferred distribution.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2015 and 2014, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the current Debentures at March 31, 2015 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.63%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.62%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

12.	INCOME TAXES

Income tax provision (benefit) consisted of the following for the periods indicated (in thousands):

	Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Current	$16	$19	$29
Deferred	2,140	(15,100)	-
Total	$2,156	$(15,081)	$29

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at the dates indicated (in thousands):

	March 31, 2015	March 31, 2014
Deferred tax assets:
Deferred compensation	$107	$105
Loan loss reserve	3,913	4,560
Accrued expenses	193	203
Accumulated depreciation	789	736
Deferred gain on sale	475	532
Net operating loss carryforwards	8,150	8,191
Net unrealized loss on securities available for sale	-	332
Impairment on investment security	151	150
REO expense	155	1,681
Non-compete agreement	66	80
Other	558	465
Total deferred tax asset	14,557	17,035

Deferred tax liabilities:
FHLB stock dividend	(857)	(975)
Purchase accounting	(1)	(9)
Net unrealized gain on securities available for sale	(393)	-
Prepaid expense	(198)	(161)
Loan fees/costs	(540)	(454)
Other	-	(3)
Total deferred tax liability	(1,989)	(1,602)
Deferred tax asset, net	$12,568	$15,433

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate as follows for the periods indicated:

	Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income tax rate	1.6	1.5	1.9
ESOP market value adjustment	-	(0.3)	0.8
Interest income on municipal securities	-	-	(0.2)
Bank owned life insurance	(3.8)	(4.4)	(7.6)
Valuation adjustment	-	(365.9)	(23.9)
Other, net	0.4	(5.9)	(3.9)
Effective federal income tax rate	32.2%	(341.0)%	1.1%

During fiscal year 2015, the Bank sold $16.8 million in investment and mortgage-backed securities which resulted in a realized gain of $158,000. There were no sales of securities for the years ended March 31, 2014 and 2013. The tax effects of certain tax benefits related to stock options are recorded directly to shareholders’ equity.

The Bank’s retained earnings at March 31, 2015 and 2014 included base year bad debt reserves, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The amount of unrecognized deferred tax liability at March 31, 2015 and 2014 was $781,000. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate.  Management does not expect this temporary difference to reverse in the foreseeable future. At March 31, 2015, the Company had a deferred tax asset of $8.2 million for federal and state net operating loss carryforwards, respectively, which will expire in years 2032 through 2035.

At March 31, 2015 and 2014, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties as of March 31, 2015 or 2014. It is the Company’s policy to recognize potential accrued interest and penalties as a component of income tax expense. The Company is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2011 to 2014 remain open to examination for federal income taxes, and years 2010 to 2014 remain open to State examination.

The Company reversed its deferred tax asset valuation allowance as of March 31, 2014 due to management’s determination that it was “more likely than not” that the Company’s deferred tax assets would be realized. “More likely than not” is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. The determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. Considering the guidance in paragraphs 21-23 of Accounting Standards Codification 740-10-30, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. At March 31, 2014, the Company was in a cumulative loss position over a three year period which is considered a significant piece of negative evidence that is difficult to overcome. Accordingly, in its determination of the deferred tax assets, the Company analyzed and evaluated the nature and timing of relevant facts and circumstances with respect to its cumulative loss. As a result of this analysis management concluded it was more likely than not that forecasted earnings performance would allow for the realization of the deferred tax assets in a timely manner. At March 31, 2015, the Company returned to a cumulative income position over a three year period.

13.	EMPLOYEE BENEFIT PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2015, 2014 and 2013 were $212,000, $195,000 and $192,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received. Chairman, President, Executive and Senior Vice Presidents of the Company may also defer salary into this plan. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 3.36%, 3.18% and 4.15% for the years ended March 31, 2015, 2014 and 2013, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2015 and 2014, the Company’s aggregate liability under the plan was $302,000 and $297,000, respectively.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended March 31, 2014, the Company granted 87,154 stock options. The weighted average fair value of stock options granted during the year ended March 31, 2014 was $1.18. The Company did not grant stock options during the years ended March 31, 2015 and 2013.

The Black-Scholes model uses the assumptions listed in the following table:

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2015	-%	-	-%	-%
Fiscal 2014	1.95	6.25	51.87	2.04
Fiscal 2013	-	-	-	-

As of March 31, 2015, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense. The Company recognized pre-tax compensation expense related to stock options of $26,000, $78,000 and $2,000 for the years ended March 31, 2015, 2014 and 2013, respectively.

The following table presents the activity related to options under all plans for the years indicated.

	Year Ended March 31,
	2015		2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	474,654	$7.91	407,500	$9.05	440,500	$8.87
Grants	-	-	87,154	2.78	-	-
Options exercised	(18,000)	2.69	-	-	-	-
Forfeited	(32,000)	9.55	-	-	(3,000)	1.97
Expired	-	-	(20,000)	8.98	(30,000)	7.00
Balance, end of period	424,654	$8.00	474,654	$7.91	407,500	$9.05

Additional information regarding options outstanding as of March 31, 2015 is as follows:
`
		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual	Number	Exercise	Number	Exercise
Exercise Price	Life (years)	Outstanding	Price	Exercisable	Price

$1.97 - $6.17	5.69	228,154	$3.78	228,154	$3.78
$7.49 - $9.51	3.22	2,500	8.12	2,500	8.12
$10.10 - $10.83	1.65	9,000	10.37	9,000	10.37
$12.98 - $14.52	1.06	185,000	13.10	185,000	13.10
		424,654	$8.00	424,654	$8.00

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year Ended March 31, 2015	Year Ended March 31, 2014
Stock options fully vested and expected to vest:
Number	424,654	469,896
Weighted average exercise price	$8.00	$7.96
Aggregate intrinsic value (1)	$225,000	$71,000
Weighted average contractual term of options (years)	3.57	4.57
Stock options fully vested and currently exercisable:
Number	424,654	385,900
Weighted average exercise price	$8.00	$9.09
Aggregate intrinsic value (1)	$225,000	$16,000
Weighted average contractual term of options (years)	3.57	3.54

 (1)  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $35,000 for the year ended March 31, 2015. There were no stock options exercised for the years ended March 31, 2014 and 2013.

14.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. Shares are released and allocated to participant accounts on December 31 of each year until 2017. ESOP compensation expense included in salaries and employee benefits was $102,000, $68,000 and $42,000 for the years ended March 31, 2015, 2014 and 2013, respectively.

ESOP share activity is summarized in the following table:

	Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total

Balance, March 31, 2012	$334,000	147,798	814,786	962,584
Allocation December 31, 2012		(24,633)	24,633	-
Balance, March 31, 2013	$325,000	123,165	839,419	962,584
Allocation December 31, 2013		(24,633)	24,633	-
Balance, March 31, 2014	$338,000	98,532	864,052	962,584
Allocation December 31, 2014		(24,633)	24,633	-
Balance, March 31, 2015	$332,500	73,899	888,685	962,584

15.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company’s articles of incorporation authorize 250,000 shares of serial preferred stock. No preferred shares were issued or outstanding at March 31, 2015 or 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject to as of March 31, 2015.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank is now subject to new capital requirements adopted by the OCC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

The new minimum requirements are a ratio of common equity Tier 1 capital (CET1 capital) to total risk-weighted assets the (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to a certain transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. CET1 consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period ending December 31, 2017. Because of the Bank’s asset size, the Bank is not considered an advanced approaches banking organization and has elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

As of March 31, 2015, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total Capital:
(To Risk-Weighted Assets)	$95,713	15.89%	$48,188	8.0%	$72,282	12.0	% (1)
Tier 1 Capital:
(To Risk-Weighted Assets)	88,122	14.63	36,141	6.0	48,188	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	88,122	14.63	27,106	4.5	39,152	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	88,122	10.89	32,355	4.0	72,799	9.0	(1)
Tangible Capital:
(To Tangible Assets)	88,122	10.89	12,133	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total Capital:
(To Risk-Weighted Assets)	$90,733	16.66%	$43,572	8.0%	$65,359	12.0	% (1)
Tier 1 Capital:
(To Risk-Weighted Assets)	83,850	15.40	21,786	4.0	32,679	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	83,850	10.71	31,320	4.0	70,469	9.0	(1)
Tangible Capital:
(To Tangible Assets)	83,850	10.71	11,745	1.5	N/A	N/A

(1)
 The Bank agreed with the OCC to establish higher minimum capital ratios and to maintain a Tier 1 capital (leverage) ratio of not less than 9.0% and a total risked-based capital ratio of not less than 12.0% in order to be deemed “well capitalized”.

For a savings and loan holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2015, the Company would have exceeded all regulatory capital requirements

At periodic intervals, the OCC and the FDIC routinely examine the Bank’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s Consolidated Financial Statements be adjusted in accordance with their findings. A future examination by the OCC or the FDIC could include a review of certain transactions or other amounts reported in the Company’s 2015 Consolidated Financial Statements. The Company did not repurchase any shares of common stock for the years ended March 31, 2015, 2014 or 2013.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (in thousands):
	Unrealized Gains and Losses on Available for Sale Securities (1)
	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013

Beginning Balance	$(647)	$(1,013)	$(1,171)

Other comprehensive income	1,513	366	158

Amounts reclassified from accumulated other comprehensive income (2)	(104)	-	-

Net current-period other comprehensive income	1,409	366	158

Ending Balance	$762	$(647)	$(1,013)

(1) All Amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about reclassifications.

The following table presents details regarding the reclassifications from accumulated other comprehensive income for the periods indicated (in thousands):

	Unrealized gain and losses on available for sale securities
	Year ended March 31, 2015	Year ended March 31, 2014	Year ended March 31, 2013	Affected Line Item in the Consolidated Statement of Income

Investment securities and mortgage-backed securities gains	$158	$-	$-	Other non-interest income
Income tax expense	(54)	-	-	Provision for income taxes
Securities gains, net of tax	$104	$-	$-

17.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed exercise of outstanding stock options. Shares owned by the Company’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing EPS. For the years ended March 31, 2015, 2014 and 2013, stock options for 234,000, 439,000 and 419,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Year Ended March 31,
(Dollars and share data in thousands, except per share data)	2015	2014	2013

Basic EPS computation:
Numerator-net income	$4,491	$19,423	$2,633
Denominator-weighted average common shares outstanding	22,393	22,367	22,343
Basic EPS	$0.20	$0.87	$0.12
Diluted EPS computation:
Numerator-net income	$4,491	$19,423	$2,633
Denominator-weighted average common shares outstanding	22,393	22,367	22,343
Effect of dilutive stock options	39	2	-
Weighted average common shares
and common stock equivalents	22,432	22,369	22,343
Diluted EPS	$0.20	$0.87	$0.12

18.	FAIR VALUE MEASUREMENT

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

The following tables present assets that are measured at fair value on a recurring basis at the dates indicated (in thousands).

		Fair value measurements using
	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2015

Investment securities available for sale:
Trust preferred	$1,812	$-	$-	$1,812
Agency securities	13,939	-	13,939	-
Mortgage-backed securities available for sale:
Real estate mortgage investment conduits	22,709	-	22,709	-
Mortgage-backed securities	68,514	-	68,514	-
Other mortgage-backed securities	5,489	-	5,489	-
Total recurring assets measured at fair value	$112,463	$-	$110,651	$1,812

March 31, 2014

Investment securities available for sale:
Trust preferred	$1,903	$-	$-	$1,903
Agency securities	21,491	-	21,491	-
Mortgage-backed securities available for sale:
Real estate mortgage investment conduits	7,150	-	7,150	-
Mortgage-backed securities	65,413	-	65,413	-
Other mortgage-backed securities	6,012	-	6,012	-
Total recurring assets measured at fair value	$101,969	$-	$100,066	$1,903

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands). There were no transfers of assets in to or out of Levels 1, 2, or 3 for the year ended March 31, 2015 and 2014.

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014

Beginning balance	$1,903	$1,238
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	(91)	665
Ending balance	$1,812	$1,903

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

The following table represents certain loans and REO which were marked down using fair value measures during the year ended March 31, 2015. The following are assets that were adjusted based on fair value measurements that are performed on a nonrecurring basis (in thousands):

		Fair value measurements at using
March 31, 2015	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Loans measured for impairment	$3,059	$-	$-	$3,059
Real estate owned	1,193	-	-	1,193
Total nonrecurring assets measured at fair value	$4,252	$-	$-	$4,252

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2015:

	Valuation technique	Significant unobservable inputs	Range (1)

Loans measured for impairment	Appraised value	Adjustment for market conditions	0%

Real estate owned	Appraised value	Adjustment for market conditions	0%

(1) There were no adjustments to appraised values at March 31, 2015.

The following method was used to estimate the fair value:

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

The estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
March 31, 2015	Carry Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash	$58,659	$58,659	$-	$-	$58,659
Certificates of deposit held for investment	25,969	-	26,256	-	26,256
Investment securities available for sale	15,751	-	13,939	1,812	15,751
Mortgage-backed securities held to maturity	86	-	88	-	88
Mortgage-backed securities available for sale	96,712	-	96,712	-	96,712
Loans receivable, net	569,010	-	-	548,908	548,908
Loans held for sale	778	-	778	-	778
Federal Home Loan Bank stock	5,924	-	5,924	-	5,924

Liabilities:
Demand – savings deposits	582,011	582,011	-	-	582,011
Time deposits	138,839	-	138,744	-	138,744
Junior subordinated debentures	22,681	-	-	9,769	9,769

March 31, 2014

Assets:
Cash	$68,577	$68,577	$-	$-	$68,577
Certificates of deposit held for investment	36,925	-	37,176	-	37,176
Investment securities available for sale	23,394	-	21,491	1,903	23,394
Mortgage-backed securities held to maturity	101	-	104	-	104
Mortgage-backed securities available for sale	78,575	-	78,575	-	78,575
Loans receivable, net	520,937	-	-	480,454	480,454
Loans held for sale	1,024	-	1,024	-	1,024
Federal Home Loan Bank stock	6,744	-	6,744	-	6,744

Liabilities:
Demand – savings deposits	$527,813	527,813	-	-	527,813
Time deposits	162,253	-	162,020	-	162,020
Junior subordinated debentures	22,681	-	-	11,233	11,233

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

Investments and Mortgage-Backed Securities – Fair values were based on quoted market rates and dealer quotes. The fair value of the trust preferred investment was determined using a discounted cash flow method (see also Note 18 – Fair Value Measurement).

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

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2015, the Company had outstanding commitments to extend credit totaling $17.1 million, unused lines of credit totaling $60.4 million and undisbursed construction loans totaling $21.6 million.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies and is required in instances where the Company deems necessary. At March 31, 2015 and 2014, standby letters of credit totaled $1.1 million and $771,000, respectively.

In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of March 31, 2015, loans under warranty totaled $117.7 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Company believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability has been recorded in the consolidated financial statements. At March 31, 2015, the Company had firm commitments to sell $2.1 million of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof and, municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor.  Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the years ended March 31, 2015, 2014 and 2013.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position or results of operations.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payment subject to future events.

21.	RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2015 AND 2014
(In thousands)	2015	2014
ASSETS
Cash and cash equivalents (including interest earning accounts of $3,111 and $1,056)	$3,140	$1,106
Investment in the Bank	121,178	120,897
Other assets	2,439	2,350
TOTAL ASSETS	$126,757	$124,353
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$275	$3,694
Borrowings	22,681	22,681
Shareholders' equity	103,801	97,978
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$126,757	$124,353

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2015, 2014 AND 2013
(In thousands)	2015	2014	2013

INCOME:
Dividend income from Bank	$6,000	$-	$-
Interest on investment securities and other short-term investments	13	13	20
Interest on loan receivable from the Bank	33	42	50
Total income	6,046	55	70

EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	457	459	685
Total expense	600	602	828
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED LOSS OF THE BANK	5,446	(547)	(758)
BENEFIT FOR INCOME TAXES	(197)	(1,365)	(258)
INCOME (LOSS) OF PARENT COMPANY	5,643	818	(500)
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	(1,152)	18,605	3,133
NET INCOME	$4,491	$19,423	$2,633

There were no items of other comprehensive income for the parent Company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2015, 2014 AND 2013

(In thousands)	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,491	$19,423	$2,633
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed (earnings) loss of the Bank	1,152	(18,605)	(3,133)
Benefit for deferred income taxes	(197)	(1,364)	-
Earned ESOP shares	102	68	42
Stock based compensation	26	78	2
Changes in assets and liabilities
Other assets	110	131	577
Accrued expenses and other liabilities	(3,698)	355	695
Net cash provided by operating activities	1,986	86	816

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiary	-	-	(2,700)
Net cash used in investing activities	-	-	(2,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	48	-	-
Net cash provided by financing activities	48	-	-

NET INCREASE (DECREASE) IN CASH	2,034	86	(1,884)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,106	1,020	2,904

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,140	$1,106	$1,020

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2015:
Interest income	$7,347	$7,203	$7,210	$6,866
Interest expense	434	485	490	507
Net interest income	6,913	6,718	6,720	6,359
Recapture of loan losses	(750)	(400)	(350)	(300)
Non-interest income	2,178	2,264	2,223	2,210
Non-interest expense	7,689	7,646	7,674	7,735
Income before income taxes	2,152	1,736	1,619	1,134
Provision for income taxes	634	587	535	394

Net income	$1,518	$1,149	$1,084	$740

Basic earnings per share (1)	$0.07	$0.05	$0.05	$0.03

Diluted earnings per share (1)	$0.07	$0.05	$0.05	$0.03
Fiscal 2014:
Interest income	$6,536	$6,673	$6,764	$6,831
Interest expense	582	645	664	677
Net interest income	5,954	6,028	6,100	6,154
Recapture of loan losses	(1,200)	-	-	(2,500)
Non-interest income	1,850	2,384	1,887	2,246
Non-interest expense	7,460	7,611	7,647	9,243
Income before income taxes	1,544	801	340	1,657
Provision (benefit) for income taxes	(15,097)	-	(1)	17

Net income	$16,641	$801	$341	$1,640

Basic earnings per share (1)	$0.74	$0.04	$0.02	$0.07

Diluted earnings per share (1)	$0.74	$0.04	$0.02	$0.07
(1)  Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-

making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2015, the Company’s internal control over financial reporting were effective based on those criteria.

The Company’s independent registered public accounting firm that audits the Company’s consolidated financial statements has audited the Company’s internal control over financial reporting as of March 31, 2015. The attestation report, appearing below, expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the internal control over financial reporting of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2015 of the Company and our report dated June 12, 2015 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Portland, Oregon
June 12, 2015

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2015 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this Form 10-K, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Gary R. Douglass, Bess. R. Wills, and Jerry C. Olson. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market Listing Standards. The Company’s Board of Directors has Mr. Douglass, Audit Committee Chairman, as its financial expert, as defined in SEC’s Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders (excluding the information contained under the heading “Personnel/Compensation Committee Report,”) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2003 Stock Option Plan	362,154	7.86	-
1998 Stock Option Plan	62,500	8.85	-

Equity compensation plans not approved by security holders:	-	-	-

Total	424,654		-

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned “Independent Auditor” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders (excluding the information contained under the heading of “Report of the Audit Committee”) is incorporated herein by reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements See “Part II –Item 8. Financial Statements and Supplementary Data.”

	2.	Financial Statement Schedules All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

	3.	Exhibits
		3.1	Articles of Incorporation of the Registrant (1)
		3.2	Bylaws of the Registrant (1)
		4	Form of Certificate of Common Stock of the Registrant (1)
		10.1	Form of Employment Agreement between the Company and each of Patrick Sheaffer, Ronald A. Wysaske, and Kevin J. Lycklama (2)
		10.2	Form of Change in Control Agreement between the Company and the Bank and each of Patrick Sheaffer, Ronald A. Wysaske, and Kevin J. Lycklama (2)
		10.2	Employee Severance Compensation Plan (3)
		10.3	Employee Stock Ownership Plan (4)
		10.4	1998 Stock Option Plan (5)
		10.5	2003 Stock Option Plan (6)
		10.6	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
		10.7	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
		11	Statement of recomputation of per share earnings (See Note 17 of the Notes to Consolidated Financial Statements contained herein.)
		21	Subsidiaries of Registrant (8)
		23	Consent of Independent Registered Public Accounting Firm
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
		32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Yearly Report on Form 10-K for the year ended March 31, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (9)

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007, and incorporated herein by reference.
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

RIVERVIEW BANCORP, INC.

Date: June 12, 2015	By: /s/ Patrick Sheaffer
Patrick Sheaffer
Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Sheaffer	By:	/s/ Ronald A. Wysaske
	Patrick Sheaffer		Ronald A. Wysaske
	Chairman of the Board and		President and Chief Operating Officer
	Chief Executive Officer		Director
(Principal Executive Officer)

Date:	June 12, 2015	Date:	June 12, 2015

By:	/s/ Kevin J. Lycklama	By:	/s/ Bess R. Wills
	Kevin J. Lycklama		Bess R. Wills
	Executive Vice President and		Director
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	June 12, 2015	Date:	June 12, 2015

By:	/s/ Gary R. Douglass	By:	/s/ Bradley J. Carlson
	Gary R. Douglass		Bradley J. Carlson
	Director		Director

Date:	June 12, 2015	Date:	June 12, 2015

By:	/s/ Michael D. Allen	By:	/s/ Jerry C. Olson
	Michael D. Allen		Jerry C. Olson
	Director		Director

Date:	June 12, 2015	Date:	June 12, 2015

By:	/s/ Gerald L. Nies
Gerald L. Nies
Director

Date:	June 12, 2015

EXHIBIT INDEX

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*
The following materials from Riverview Bancorp, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.