Form 10-Q
period 2015-09-30
RIVERVIEW BANCORP INC
filed 2015-11-06
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,507,890 shares outstanding as of November 6, 2015.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.		Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015	2

	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2015 and 2014	3

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2015 and 2014	4

	Consolidated Statements of Equity for the Six Months Ended September 30, 2015 and 2014	5

	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2015 and 2014	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4:	Controls and Procedures	38

Part II.	Other Information	39-40

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		41

Certifications
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

 Forward-Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us”, “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company’s ability to attract and retain deposits; increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2016 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s consolidated financial condition and results of operations as well as its stock price performance.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND MARCH 31, 2015
(In thousands, except share and per share data) (Unaudited)	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents (including interest-earning accounts of $55,094 and $45,490)	$68,865	$58,659
Certificates of deposit held for investment	21,247	25,969
Loans held for sale	950	778
Investment securities available for sale, at fair value (amortized cost of $15,926 and $15,927)	15,750	15,751
Mortgage-backed securities held to maturity, at amortized cost (fair value of $82 and $88)	80	86
Mortgage-backed securities available for sale, at fair value (amortized cost of $117,752 and $95,382)	118,821	96,712
Loans receivable (net of allowance for loan losses of $10,113 and $10,762)	585,784	569,010
Real estate owned	909	1,603
Prepaid expenses and other assets	3,256	3,238
Accrued interest receivable	2,181	2,139
Federal Home Loan Bank stock, at cost	988	5,924
Premises and equipment, net	15,059	15,434
Deferred income taxes, net	11,153	12,568
Mortgage servicing rights, net	392	399
Goodwill	25,572	25,572
Bank owned life insurance	25,295	24,908
TOTAL ASSETS	$896,302	$858,750
LIABILITIES AND EQUITY

LIABILITIES:
Deposits	$756,996	$720,850
Accrued expenses and other liabilities	6,497	8,111
Advanced payments by borrowers for taxes and insurance	712	495
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,484	2,276
Total liabilities	789,370	754,413

COMMITMENTS AND CONTINGENCIES (See Note 14)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
September 30, 2015 – 22,507,890 issued and outstanding	225	225
March 31, 2015 – 22,489,890 issued and outstanding
Additional paid-in capital	65,333	65,268
Retained earnings	40,460	37,830
Unearned shares issued to employee stock ownership plan (“ESOP”)	(232)	(284)
Accumulated other comprehensive income	576	762
Total shareholders’ equity	106,362	103,801

Noncontrolling interest	570	536
Total equity	106,932	104,337
TOTAL LIABILITIES AND EQUITY	$896,302	$858,750

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$6,789	$6,486	$13,649	$12,657
Interest on investment securities – taxable	62	98	126	182
Interest on mortgage-backed securities	640	508	1,158	988
Other interest and dividends	111	118	230	249
Total interest and dividend income	7,602	7,210	15,163	14,076

INTEREST EXPENSE:
Interest on deposits	300	342	603	702
Interest on borrowings	139	148	273	295
Total interest expense	439	490	876	997
Net interest income	7,163	6,720	14,287	13,079
Recapture of loan losses	(300)	(350)	(800)	(650)
Net interest income after recapture of loan losses	7,463	7,070	15,087	13,729

NON-INTEREST INCOME:
Fees and service charges	1,132	1,158	2,428	2,228
Asset management fees	801	710	1,625	1,530
Net gain on sale of loans held for sale	79	155	300	281
Bank owned life insurance	190	194	387	332
Other	14	6	25	62
Total non-interest income	2,216	2,223	4,765	4,433

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,236	4,341	8,650	8,515
Occupancy and depreciation	1,154	1,322	2,323	2,409
Data processing	431	434	921	904
Advertising and marketing expense	208	203	384	353
FDIC insurance premium	122	180	248	355
State and local taxes	123	117	260	254
Telecommunications	74	74	147	150
Professional fees	218	257	451	546
Real estate owned expenses	167	186	446	802
Other	551	560	1,199	1,121
Total non-interest expense	7,284	7,674	15,029	15,409

INCOME BEFORE INCOME TAXES	2,395	1,619	4,823	2,753
PROVISION FOR INCOME TAXES	743	535	1,576	929
NET INCOME	$1,652	$1,084	$3,247	$1,824

Earnings per common share:
Basic	$0.07	$0.05	$0.14	$0.08
Diluted	0.07	0.05	0.14	0.08
Weighted average number of common shares outstanding:
Basic	22,449,386	22,388,753	22,441,898	22,385,691
Diluted	22,490,351	22,419,469	22,483,711	22,414,212

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014

	Three Months Ended September 30		Six Months Ended September 30,
(In thousands) (Unaudited)	2015	2014	2015	2014

Net income	$1,652	$1,084	$3,247	$1,824

Other comprehensive income:
Net unrealized holding gain (loss) from available for sale securities arising
during the period, net of tax of ($317), $84, $75 and ($224), respectively	578	(164)	(186)	435

Noncontrolling interest	19	15	34	34
Total comprehensive income	$2,249	$935	$3,095	$2,293

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to	Accumulated Other Comprehensive	Noncontrolling
(Unaudited)	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Interest	Total

Balance April 1, 2014	22,471,890	$225	$65,195	$33,592	$(387)	$(647)	$471	$98,449

Net income	-	-	-	1,824	-	-	-	1,824
Stock based compensation expense	-	-	27	-	-	-	-	27
Earned ESOP shares	-	-	(5)	-	52	-	-	47
Unrealized holding gain on securities available for sale	-	-	-	-	-	435	-	435
Noncontrolling interest	-	-	-	-	-	-	34	34

Balance September 30, 2014	22,471,890	$225	$65,217	$35,416	$(335)	$(212)	$505	$100,816

Balance April 1, 2015	22,489,890	$225	$65,268	$37,830	$(284)	$762	$536	$104,337

Net income	-	-	-	3,247	-	-	-	3,247
Cash dividend ($0.0275 per share)	-	-	-	(617)	-	-	-	(617)
Exercise of stock options	18,000	-	62	-	-	-	-	62
Earned ESOP shares	-	-	3	-	52	-	-	55
Unrealized holding loss on securities available for sale	-	-	-	-	-	(186)	-	(186)
Noncontrolling interest	-	-	-	-	-	-	34	34

Balance September 30, 2015	22,507,890	$225	$65,333	$40,460	$(232)	$576	$570	$106,932

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014	Six Months Ended September 30,
(In thousands) (Unaudited)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,247	$1,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,585	1,407
Recapture of loan losses	(800)	(650)
Provision for deferred income taxes	1,490	908
Expense related to ESOP	55	47
Increase in deferred loan origination fees, net of amortization	211	1
Origination of loans held for sale	(9,367)	(7,912)
Proceeds from sales of loans held for sale	9,411	8,775
Stock-based compensation expense	-	27
Writedown of real estate owned	262	640
Net gains on loans held for sale, sales of real estate owned and premises and equipment	(228)	(237)
Income from bank owned life insurance	(387)	(332)
Changes in assets and liabilities:
Prepaid expenses and other assets	(30)	(98)
Accrued interest receivable	(42)	(211)
Accrued expenses and other liabilities	(1,585)	2,049
Net cash provided by operating activities	3,822	6,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(16,463)	(10,963)
Purchases of loans receivable	-	(8,726)
Proceeds from calls, maturities, and sales of investment securities available for sale	-	6,000
Principal repayments on mortgage-backed securities available for sale	11,087	7,994
Principal repayments on mortgage-backed securities held to maturity	6	11
Purchases of investment securities available for sale	-	(2,000)
Purchases of mortgage-backed securities available for sale	(33,968)	(50,199)
Redemption of certificates of deposit held for investment, net	4,722	3,984
Proceeds from redemption of Federal Home Loan Bank stock	4,936	420
Purchase of bank owned life insurance	-	(6,500)
Purchases of premises and equipment and capitalized software	(166)	(282)
Proceeds from sales of real estate owned and premises and equipment	370	3,730
Net cash used in investing activities	(29,476)	(56,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	36,146	12,569
Dividends paid	(532)	-
Proceeds from borrowings	2,000	3,000
Repayment of borrowings	(2,000)	(3,000)
Principal payments on capital lease obligations	(33)	(42)
Net increase in advance payments by borrowers	217	177
Proceeds from exercise of stock options	62	-
Net cash provided by financing activities	35,860	12,704

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,206	(37,589)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,659	68,577
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,865	$30,988

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$789	$721
Income taxes	100	15

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$339	$-
Transfer of loans to real estate owned	-	804
Transfer of real estate owned to loans	-	406
Adjustment to capital lease obligations and premises and equipment	241	-
Unrealized holding gain (loss) from securities available for sale	(261)	659
Income tax effect related to unrealized holding gain (loss) from securities available for sale	75	(224)

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2015 (“2015 Form 10-K”). The unaudited consolidated results of operations for the six months ended September 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2016.

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

Certain prior period amounts have been reclassified to conform to the September 30, 2015 presentation; such reclassifications had no effect on net income or total equity previously reported.

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

The following table presents information related to stock options outstanding for the periods shown.

	Six Months Ended September 30, 2015		Six Months Ended September 30, 2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	424,654	$8.00	474,654	$7.91
Options exercised	(18,000)	3.49	-	-
Forfeited	(8,000)	12.98	-	-
Expired	(8,000)	11.79	(32,000)	9.55
Balance, end of period	390,654	$8.03	442,654	$7.79

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:
	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Stock options fully vested and expected to vest:
Number	390,654	442,504
Weighted average exercise price	$8.03	$7.79
Aggregate intrinsic value (1)	$251,000	$151,000
Weighted average contractual term of options (years)	3.09	4.20
Stock options fully vested and currently exercisable:
Number	390,654	442,054
Weighted average exercise price	$8.03	$7.79
Aggregate intrinsic value (1)	$251,000	$150,000
Weighted average contractual term of options (years)	3.09	4.20

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

There was no stock-based compensation expense related to stock options for the six months ended September 30, 2015. Stock-based compensation expense related to stock options for the six months ended September 30, 2014 was $27,000. As of September 30, 2015, all outstanding stock options were fully vested, and there was no remaining unrecognized compensation expense. The total intrinsic value of stock options exercised was $16,000 for the six months ended September 30, 2015. There were no stock options exercised during the six months ended September 30, 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. There were no stock options granted during the six months ended September 30, 2015 and 2014.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of September 30, 2015 and 2014, there were 74,000 and 99,000 shares, respectively, which had not been allocated under the Company’s ESOP. For the three and six months ended September 30, 2015, stock options for 220,000 and 223,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive. For the three and six months ended September 30, 2014, stock options for 330,000 and 331,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:
	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Basic EPS computation:
Numerator-net income	$1,652,000	$1,084,000	$3,247,000	$1,824,000
Denominator-weighted average common shares outstanding	22,449,386	22,388,753	22,441,898	22,385,691
Basic EPS	$0.07	$0.05	$0.14	$0.08
Diluted EPS computation:
Numerator-net income	$1,652,000	$1,084,000	$3,247,000	$1,824,000
Denominator-weighted average common shares outstanding	22,449,386	22,388,753	22,441,898	22,385,691
Effect of dilutive stock options	40,965	30,716	41,813	28,521
Weighted average common shares and common stock equivalents	22,490,351	22,419,469	22,483,711	22,414,212
Diluted EPS	$0.07	$0.05	$0.14	$0.08

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Trust preferred	$1,919	$-	$(151)	$1,768
Agency securities	14,007	35	(60)	13,982
Total	$15,926	$35	$(211)	$15,750

March 31, 2015
Trust preferred	$1,919	$-	$(107)	$1,812
Agency securities	14,008	38	(107)	13,939
Total	$15,927	$38	$(214)	$15,751

The contractual maturities of investment securities available for sale as of September 30, 2015 are as follows (in thousands):
	Amortized Cost	Estimated Fair Value
Due after one year through five years	$13,000	$12,940
Due after five years through ten years	1,007	1,042
Due after ten years	1,919	1,768
Total	$15,926	$15,750

Expected maturities of investment securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2015

Trust preferred	$-	$-	$1,768	$(151)	$1,768	$(151)
Agency securities	2,994	(6)	9,946	(54)	12,940	(60)
Total	$2,994	$(6)	$11,714	$(205)	$14,708	$(211)

March 31, 2015

Trust preferred	$-	$-	$1,812	$(107)	$1,812	$(107)
Agency securities	-	-	12,893	(107)	12,893	(107)
Total	$-	$-	$14,705	$(214)	$14,705	$(214)

At September 30, 2015, the Company had a single collateralized debt obligation which is secured by a pool of trust preferred securities issued by 15 other holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuer. Four of the issuers of trust preferred securities in this pool have defaulted (representing 51% of the remaining collateral, including excess collateral), and one other issuer is currently deferring interest payments (2% of the remaining collateral). The Company has estimated an expected default rate of 44% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 72% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the three and six months ended September 30, 2015, the Company determined that there was no additional OTTI charge on this collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The Company realized no gains or losses on sales of investment securities for the three and six months ended September 30, 2015 and 2014. Investment securities with an amortized cost of $3.0 million at both September 30, 2015 and March 31, 2015 and a fair value of $3.0 million at both September 30, 2015 and March 31, 2015, were pledged as collateral for government public funds held by the Bank.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following at the dates indicated (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Mortgage-backed securities (1)	$80	$2	$-	$82

March 31, 2015
Mortgage-backed securities (1)	$86	$2	$-	$88

(1) Comprised of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“ FHLMC”) issued securities.

The contractual maturities of mortgage-backed securities classified as held to maturity as of September 30, 2015 are as follows (in thousands):
	Amortized Cost	Estimated Fair Value
Due after five years through ten years	$69	$71
Due after ten years	11	11
Total	$80	$82

Mortgage-backed securities held to maturity with an amortized cost of $25,000 and $27,000 and a fair value of $26,000 and $27,000 at September 30, 2015 and March 31, 2015, respectively, were pledged as collateral for government public funds held by the Bank.

Mortgage-backed securities available for sale consisted of the following at the dates indicated (in thousands):
September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits (1)	$35,672	$316	$(1)	$35,987
Mortgage-backed securities (1)	76,940	783	(103)	77,620
Other mortgage-backed securities (2)	5,140	86	(12)	5,214
Total	$117,752	$1,185	$(116)	$118,821
March 31, 2015
Real estate mortgage investment conduits (1)	$22,455	$255	$(1)	$22,709
Mortgage-backed securities (1)	67,568	1,006	(60)	68,514
Other mortgage-backed securities (2)	5,359	142	(12)	5,489
Total	$95,382	$1,403	$(73)	$96,712

(1) Comprised of FHLMC, FNMA and Ginnie Mae (“GNMA”) issued securities.
(2) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by private issuers.

The contractual maturities of mortgage-backed securities available for sale as of September 30, 2015 are as follows (in thousands):
	Amortized Cost	Estimated Fair Value
Due in one year or less	$1	$1
Due after one year through five years	2,473	2,513
Due after five years through ten years	6,792	6,846
Due after ten years	108,486	109,461
Total	$117,752	$118,821

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

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2015

Real estate mortgage investment conduits (1)	$1,060	$(1)	$-	$-	$1,060	$(1)
Mortgage-backed securities (2)	3,769	(16)	4,738	(87)	8,507	(103)
Other mortgage-backed securities (3)	-	-	1,387	(12)	1,387	(12)
Total	$4,829	$(17)	$6,125	$(99)	$10,954	$(116)

March 31, 2015

Real estate mortgage investment conduits (4)	$1,323	$(1)	$-	$-	$1,323	$(1)
Mortgage-backed securities (2)	-	-	5,098	(60)	5,098	(60)
Other mortgage-backed securities (3)	-	-	1,417	(12)	1,417	(12)
Total	$1,323	$(1)	$6,515	$(72)	$7,838	$(73)

(1) Comprised of a GNMA issued securities.
(2) Comprised of FHLMC and FNMA issued securities.
(3) Comprised of SBA issued securities.
(4) Comprised of a FHLMC security.

The unrealized losses on the above mortgage-backed securities were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of the mortgage-backed securities to recover as the mortgage-backed securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that the mortgage-backed securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. Based on management’s evaluation and intent, the unrealized losses related to the mortgage-backed securities in this table are considered temporary. Mortgage-backed securities available for sale with an amortized cost of $5.7 million and $1.3 million and a fair value of $5.7 million and $1.3 million at September 30, 2015 and March 31, 2015, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):
	September 30, 2015	March 31, 2015
Commercial and construction
Commercial business	$78,138	$77,186
Other real estate mortgage (1)	380,529	345,506
Real estate construction	17,304	30,498
Total commercial and construction	475,971	453,190

Consumer
Real estate one-to-four family	89,520	89,801
Other installment	30,406	36,781
Total consumer	119,926	126,582

Total loans	595,897	579,772

Less: Allowance for loan losses	10,113	10,762
Loans receivable, net	$585,784	$569,010

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At September 30, 2015, loans carried at $383.4 million were pledged as collateral to the Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to/under borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of September 30, 2015 and March 31, 2015, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

When available information confirms that specific loans or portions of these loans are uncollectible, identified amounts are charged against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended September 30, 2015	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,469	$4,246	$502	$219	$622	$2,354	$925	$10,337
Provision for (recapture of) loan losses	(115)	47	(74)	275	(342)	(27)	(64)	(300)
Charge-offs	-	-	-	-	-	(59)	-	(59)
Recoveries	6	-	62	-	6	61	-	135
Ending balance	$1,360	$4,293	$490	$494	$286	$2,329	$861	$10,113

Six months ended September 30, 2015

Beginning balance	$1,263	$4,268	$539	$348	$769	$2,548	$1,027	$10,762
Provision for (recapture of) loan losses	79	25	(172)	146	(489)	(223)	(166)	(800)
Charge-offs	-	-	-	-	-	(73)	-	(73)
Recoveries	18	-	123	-	6	77	-	224
Ending balance	$1,360	$4,293	$490	$494	$286	$2,329	$861	$10,113

Three months ended September 30, 2014

Beginning balance	$1,606	$5,393	$297	$260	$354	$2,862	$1,509	$12,281
Provision for (recapture of) loan losses	44	(203)	(89)	100	(35)	(127)	(40)	(350)
Charge-offs	(73)	(3)	-	-	-	(28)	-	(104)
Recoveries	2	-	57	-	-	115	-	174
Ending balance	$1,579	$5,187	$265	$360	$319	$2,822	$1,469	$12,001

Six months ended September 30, 2014

Beginning balance	$2,409	$5,269	$340	$203	$387	$2,653	$1,290	$12,551
Provision for (recapture of) loan losses	(762)	(54)	(193)	157	(68)	91	179	(650)
Charge-offs	(73)	(28)	-	-	-	(58)	-	(159)
Recoveries	5	-	118	-	-	136	-	259
Ending balance	$1,579	$5,187	$265	$360	$319	$2,822	$1,469	$12,001

The following tables present an analysis of loans receivable and the allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):

	Allowance for loan losses			Recorded investment in loans
September 30, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,360	$1,360	$617	$77,521	$78,138
Commercial real estate	-	4,293	4,293	14,288	317,150	331,438
Land	-	490	490	801	13,301	14,102
Multi-family	-	494	494	1,901	33,088	34,989
Real estate construction	-	286	286	-	17,304	17,304
Consumer	121	2,208	2,329	1,864	118,062	119,926
Unallocated	-	861	861	-	-	-
Total	$121	$9,992	$10,113	$19,471	$576,426	$595,897

March 31, 2015

Commercial business	$-	$1,263	$1,263	$1,091	$76,095	$77,186
Commercial real estate	-	4,268	4,268	15,939	283,752	299,691
Land	-	539	539	801	14,557	15,358
Multi-family	-	348	348	1,922	28,535	30,457
Real estate construction	-	769	769	-	30,498	30,498
Consumer	147	2,401	2,548	2,622	123,960	126,582
Unallocated	-	1,027	1,027	-	-	-
Total	$147	$10,615	$10,762	$22,375	$557,397	$579,772

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $56,000 and $269,000 during the six months ended September 30, 2015 and 2014, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

September 30, 2015	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$195	$-	$-	$195	$77,943	$78,138
Commercial real estate	222	-	2,525	2,747	328,691	331,438
Land	-	-	801	801	13,301	14,102
Multi-family	-	-	-	-	34,989	34,989
Real estate construction	-	-	-	-	17,304	17,304
Consumer	438	14	431	883	119,043	119,926
Total	$855	$14	$3,757	$4,626	$591,271	$595,897

March 31, 2015

Commercial business	$359	$-	$-	$359	$76,827	$77,186
Commercial real estate	225	-	3,291	3,516	296,175	299,691
Land	-	-	801	801	14,557	15,358
Multi-family	-	-	-	-	30,457	30,457
Real estate construction	-	-	-	-	30,498	30,498
Consumer	902	-	1,226	2,128	124,454	126,582
Total	$1,486	$-	$5,318	$6,804	$572,968	$579,772

Credit quality indicators: The Company monitors credit risk in its loan portfolio using a risk rating system for all commercial (non-consumer) loans. The risk rating system is a measure of the credit risk of the borrower based on their historical, current and anticipated future financial characteristics. The Company assigns a risk rating to each commercial loan at origination and subsequently updates these ratings, as necessary, so that the risk rating continues to reflect the appropriate risk characteristics of the loan. Application of appropriate risk ratings is key to management of loan portfolio risk. In determining the appropriate risk rating, the Company considers the following factors: delinquency, payment history, quality of management, liquidity, leverage, earning trends, alternative funding sources, geographic risk, industry risk, cash flow adequacy, account practices, asset protection and extraordinary risks. Consumer loans, including custom construction loans, are not assigned a risk rating but rather are grouped into homogeneous pools with similar risk characteristics. When a consumer loan is delinquent 90 days, it is placed on non-accrual status and assigned a substandard risk rating. Loss factors are assigned to each risk rating and homogeneous pool based on historical loss experience for similar loans. This historical loss experience is adjusted for qualitative factors that are likely to cause the estimated credit losses to differ from the Company’s historical loss experience. The Company uses these loss factors to estimate the general component of its allowance for loan loss.

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

Watch – These loans have a risk rating of 5 and are included in the “pass” rating. However, there would typically be some reason for additional management oversight, such as the borrower’s recent financial setbacks and/or deteriorating financial position, industry concerns and failure to perform on other borrowing obligations. Loans with this rating are monitored closely in an effort to correct deficiencies.

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

Doubtful – These loans have a risk rating of 8 and are rated in accordance with regulatory guidelines. Such loans are placed on non-accrual status and repayment may be dependent upon collateral which has value that is difficult to determine or upon some near-term event which lacks certainty.

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$76,724	$1,142	$272	$-	$-	$78,138
Commercial real estate	313,829	14,452	3,157	-	-	331,438
Land	10,589	2,712	801	-	-	14,102
Multi-family	33,061	1,915	13	-	-	34,989
Real estate construction	17,304	-	-	-	-	17,304
Consumer	119,495	-	431	-	-	119,926
Total	$571,002	$20,221	$4,674	$-	$-	$595,897

March 31, 2015

Commercial business	$75,643	$977	$566	$-	$-	$77,186
Commercial real estate	277,156	15,570	6,965	-	-	299,691
Land	11,665	2,892	801	-	-	15,358
Multi-family	28,508	14	1,935	-	-	30,457
Real estate construction	28,670	-	1,828	-	-	30,498
Consumer	125,356	-	1,226	-	-	126,582
Total	$546,998	$19,453	$13,321	$-	$-	$579,772

Impaired loans and troubled debt restructurings (“TDRs”): A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard or worse, on non-accrual status or represents a TDR. The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan, the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded, the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and has not had an appraisal of the collateral performed in the last six months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation of the collateral on an annual basis. The collateral valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

September 30, 2015	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$617	$-	$617	$619	$-
Commercial real estate	14,288	-	14,288	15,442	-
Land	801	-	801	804	-
Multi-family	1,901	-	1,901	2,044	-
Consumer	647	1,217	1,864	2,054	121
Total	$18,254	$1,217	$19,471	$20,963	$121

March 31, 2015

Commercial business	$1,091	$-	$1,091	$1,125	$-
Commercial real estate	15,939	-	15,939	17,188	-
Land	801	-	801	804	-
Multi-family	1,922	-	1,922	2,058	-
Consumer	1,276	1,346	2,622	3,211	147
Total	$21,029	$1,346	$22,375	$24,386	$147

	Three Months ended September 30, 2015		Three Months ended September 30, 2014
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$619	$6	$1,074	$11
Commercial real estate	14,481	133	17,286	114
Land	801	-	813	-
Multi-family	1,907	26	2,326	-
Consumer	1,871	20	3,336	19
Total	$19,679	$185	$24,835	$144

	Six Months ended September 30, 2015		Six Months ended September 30, 2014
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$776	$13	$1,031	$22
Commercial real estate	14,967	266	17,565	225
Land	801	-	828	-
Multi-family	1,912	52	2,222	-
Consumer	2,121	36	3,560	38
Total	$20,577	$367	$25,206	$285

TDRs are loans where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, and/or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. TDRs are considered impaired loans and as such, impairment is measured as described for impaired loans above.

At September 30, 2015 and March 31, 2015, the Company had TDRs totaling $19.2 million and $21.4 million, respectively, of which $16.1 million and $17.3 million, respectively, were on accrual status. At September 30, 2015, the Company had no commitments at these dates to lend additional funds on these loans. At September 30, 2015, all of the Company’s TDRs are paying as agreed except for one of the Company’s TDRs that defaulted since the loan was modified.

The following table presents new TDRs for the periods indicated (dollars in thousands):

	Six Months Ended September 30, 2015			Six Months Ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate	-	$-	-	1	$344	$340

There were no loans modified as a TDR within the previous twelve months that subsequently defaulted in the six months ended September 30, 2015.

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

Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method. Goodwill and other intangibles deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment not less than annually. The Company has one reporting unit, the Bank, for purposes of computing goodwill.

The Company performed an impairment assessment as of October 31, 2014 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill. GAAP with respect to goodwill requires that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

An interim impairment test was not deemed necessary as of September 30, 2015 due to there not being a significant change in the reporting unit’s assets, liabilities and the Company’s stock price since the date of the most recent goodwill impairment assessment; the amount by which the fair value of the reporting unit exceeded the carrying value as of the date of the most recent goodwill impairment test; and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

10.	JUNIOR SUBORDINATED DEBENTURES

At September 30, 2015, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at both September 30, 2015 and March 31, 2015, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms of the Company’s Debentures at September 30, 2015 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.70%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.69%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%
(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

11.	FAIR VALUE MEASUREMENTS

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. The categories of fair value measurement prescribed by GAAP and used in the tables presented under fair value measurements are as follows:

Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets and inputs derived principally from or corroborated by observable market data by correlation or other means.

Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

Financial instruments are presented in the tables that follow by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the consolidated financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be remeasured at fair value after initial recognition in the consolidated financial statements at some time during the reporting period.

The following tables present assets that are measured at fair value on a recurring basis at the dates indicated (in thousands):

		Estimated fair value measurements using
September 30, 2015	Total estimated fair value	Level 1	Level 2	Level 3

Investment securities available for sale:
Trust preferred	$1,768	$-	$-	$1,768
Agency securities	13,982	-	13,982	-
Mortgage-backed securities available for sale:
Real estate mortgage investment conduits	35,987	-	35,987	-
Mortgage-backed securities	77,620	-	77,620	-
Other mortgage-backed securities	5,214	-	5,214	-
Total recurring assets measured at fair value	$134,571	$-	$132,803	$1,768

March 31, 2015
Investment securities available for sale:
Trust preferred	$1,812	$-	$-	$1,812
Agency securities	13,939	-	13,939	-
Mortgage-backed securities available for sale:
Real estate mortgage investment conduits	22,709	-	22,709	-
Mortgage-backed securities	68,514	-	68,514	-
Other mortgage-backed securities	5,489	-	5,489	-
Total recurring assets measured at fair value	$112,463	$-	$110,651	$1,812

There were no transfers of assets in to or out of Level 1, 2 or 3 for the six months ended September 30, 2015 and 2014.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	For the Six Months Ended
	September 30, 2015	September 30, 2014
	Available for sale securities	Available for sale securities

Beginning balance	$1,812	$1,903
Transfers in to Level 3	-	-
Included in earnings	-	-
Included in other comprehensive income	(44)	(18)
Ending balance	$1,768	$1,885

The following methods were used to estimate the fair value of financial instruments above:

Investment Securities and Mortgage-Backed Securities – Investments and mortgage-backed securities available-for-sale are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third-party pricing service to assist the Company in determining the fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. The Company’s Level 3 assets consist of a single pooled trust preferred security.

For Level 2 securities, the independent pricing service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data from market research publications. The Company’s third-party pricing service has established processes for the Company to submit inquiries regarding the estimated fair value. The Company’s third-party pricing service will review the inputs to the evaluation in light of any new market data presented by the Company. The Company’s third-party pricing service may then affirm the original estimated fair value or may update the evaluation on a go-forward basis.

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

The Company has determined that the market for its collateralized debt obligation secured by a pool of trust preferred securities is inactive. This determination was made by the Company after considering the last known trade dates for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the bid-ask spread in the brokered markets in which these securities trade, the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the collateralized debt obligation was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available and unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect the Company’s estimate of assumptions that a market participant would use to price the security. Significant unobservable inputs included the discount rate, the default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions and historical repayment information, as well as the Company’s future expectations of the capital markets.

The following table presents certain loans and real estate owned (“REO”) which were marked down to their estimated fair values during the six months ended September 30, 2015. The following are assets that are measured at fair value on a nonrecurring basis (in thousands):

		Estimated fair value measurements using
	Total estimated fair value	Level 1	Level 2	Level 3

Impaired loans	$946	$-	$-	$946
REO	500	-	-	500
Total nonrecurring assets measured at fair value	$1,446	$-	$-	$1,446

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2015:

	Valuation technique	Significant unobservable inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	N/A

REO	Appraised value	Adjustment for market conditions	N/A
(1) There were no adjustments to appraised values for the six months ended September 30, 2015.

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

REO – REO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. REO is recorded at the estimated fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write downs based on the property’s estimated fair value less estimated costs to sell at the date of acquisition are charged to the allowance for loan losses. At acquisition date, any write ups (whereby the fair value less estimated costs to sell exceeds the loan basis) are first recovered through the allowance for loan losses if there was a prior charge-off and then applied to any outstanding accrued interest. If no prior charge-off or accrued interest is present, the amount is recorded as gain on transfer of REO.

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

Management periodically reviews REO to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any additional write-downs based on re-evaluation of the property’s fair value are charged to non-interest expense. Because of the high degree of judgment required in estimating the fair value of REO and because of the relationship between fair value and general economic conditions, the Company considers the fair value of REO to be highly sensitive to changes in market conditions.

12.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers" (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Adoption of ASU 2014-09 is not expected to have a significant impact on the Company's consolidated financial statements.

In August 2014, the FASB issued, “Presentation of Financial Statements – Going Concern" (“ASU 2014-15”). ASU 2014-15 provides guidance in connection with preparing financial statements for each annual and interim reporting period for which an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (or within one year after the date that the consolidated financial statements are available to be issued when applicable). ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. Adoption of ASU 2014-15 is not expected to have a significant impact on the Company's consolidated financial statements.

In January 2015, the FASB issued, “Income Statement – Extraordinary and Unusual Items” (“ASU 2015-01”). ASU 2015-01 eliminates the need to separately classify, present and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. The amendments in ASU 2015-01 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued, “Consolidation: Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, ASU 2015-02 simplifies the FASB Accounting Standards Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2015-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with applicable GAAP. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value amounts. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in the future. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

September 30, 2015	Carry value	Level 1	Level 2	Level 3	Fair value
Assets:
Cash and cash equivalents	$68,865	$68,865	$-	$-	$68,865
Certificates of deposit held for investment	21,247	-	21,422	-	21,422
Loans held for sale	950	-	950	-	950
Investment securities available for sale	15,750	-	13,982	1,768	15,750
Mortgage-backed securities held to maturity	80	-	82	-	82
Mortgage-backed securities available for sale	118,821	-	118,821	-	118,821
Loans receivable, net	585,784	-	-	534,881	534,881
FHLB stock	988	-	988	-	988

Liabilities:
Demand – savings deposits	626,146	626,146	-	-	626,146
Time deposits	130,850	-	130,678	-	130,678
Junior subordinated debentures	22,681	-	-	8,300	8,300

March 31, 2015
Assets:
Cash and cash equivalents	$58,659	$58,659	$-	$-	$58,659
Certificates of deposit held for investment	25,969	-	26,256	-	26,256
Loans held for sale	778	-	778	-	778
Investment securities available for sale	15,751	-	13,939	1,812	15,751
Mortgage-backed securities held to maturity	86	-	88	-	88
Mortgage-backed securities available for sale	96,712	-	96,712	-	96,712
Loans receivable, net	569,010	-	-	548,908	548,908
FHLB stock	5,924	-	5,924	-	5,924

Liabilities:
Demand – savings deposits	582,011	582,011	-	-	582,011
Time deposits	138,839	-	138,744	-	138,744
Junior subordinated debentures	22,681	-	-	9,769	9,769

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

Investment securities and mortgage-backed securities – Fair values were based on quoted market rates and dealer quotes. The fair value of the trust preferred investment was determined using a discounted cash flow method (see also Note 11 – Fair Value Measurements).

Loans receivable and loans held for sale – Loans were priced using a discounted cash flow analysis. The fair value of loans held for sale was based on the loans carrying values as the agreements to sell these loans are short term fixed rate commitments and no material difference between the carrying value and expected sales price is deemed likely.

FHLB stock – The carrying amount approximates the estimated fair value of this investment.

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

Off-balance sheet arrangements.  In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments.

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

Significant off-balance sheet commitments at September 30, 2015 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$23,488
Fixed-rate	25,955
Standby letters of credit	1,160
Undisbursed loan funds, and unused lines of credit	75,897
Total	$126,500

At September 30, 2015, the Company had firm commitments to sell $2.3 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At September 30, 2015, loans under warranty totaled $118.0 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Company believes that the potential for loss under these arrangements is remote.  Accordingly, no related contingent liability has been recorded in the consolidated financial statements.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof and, municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor.  Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the six months ended September 30, 2015 and 2014.

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. The Company’s loan portfolio totaled $585.8 million at September 30, 2015 compared to $569.0 million at March 31, 2015.

Most recently, the Company’s primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. Beginning in 2014, the Company began purchasing from time to time pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments. These indirect automobile loans are originated through a single dealership group located outside the Company’s primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. At September 30, 2015, the Company’s purchased automobile loan portfolio was $28.5 million. In October 2015, the Company purchased an additional $14.8 million pool of automobile loans. The Company may purchase additional automobile loans during fiscal year 2016, subject to these loans meeting our investment criteria, underwriting standards and internal loan concentration limits. As of September 30, 2015, 13 of the purchased automobile loans totaling $172,000 were on non-accrual status.

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

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of our new loan originations which are mainly concentrated in commercial business, commercial real estate and multifamily loans carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate consumer mortgages.

At September 30, 2015, checking accounts totaled $308.9 million, or 40.8% of our total deposit mix compared to $252.4 million or 35.9% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through RAMCorp and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 17 branches, including ten in Clark County, two in the Portland metropolitan area and three lending centers.

Economic conditions in the Company’s market areas have continued to improve from the recent recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 6.2% at August 31, 2015 compared to 6.8% at March 31, 2015 and 7.0% at September 30, 2014. According to the Oregon Employment Department, unemployment in Portland increased to 5.3% at August 31, 2015 compared to 4.8% at March 31, 2015 and decreased compared to 6.1% at September 30, 2014. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have remained at 1.9 months at September 30, 2015 and at March 31, 2015 and decreased compared to 3.1 months at September 30, 2014. Residential home inventory levels in Clark County have slightly increased to 2.7 months at September 30, 2015 compared to 2.6 months at March 31, 2015 and decreased compared to 3.7 months at September 30, 2014. According to the RMLS, closed home sales in Clark County increased 22.5% and 26.6% during September 2015 compared to March 2015 and September 2014, respectively. Closed home sales in Portland increased 10.1% and 4.5% during September 2015 compared to March 2015 and September 2014, respectively. The Company has also seen an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market; however, it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson (a firm specializing in Pacific Northwest commercial real estate sales and management) commercial vacancy rates in Clark County, Washington and Portland, Oregon were approximately 12.55% and 12.63%, respectively, as of September 30, 2015 compared to 11.41% and 14.03%, respectively, at September 30, 2014.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. Nonperforming assets decreased $2.2 million to $4.7 million at September 30, 2015 compared to $6.9 million at March 31, 2015. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with its heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $410.5 million and $363.7 million at September 30, 2015 and 2014, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product for consumer customers, including the introduction of mobile deposit capture, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to business customers. The Company also participates in an internet deposit listing service which allows the Company to post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. Although the Company has currently chosen not to utilize these internet based deposits, the Company will continue to have accessibility to these funds in the future. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company also offers Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers along with the

Certificate of Deposit Account Registry Service (CDARS™) program which allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth. The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $28.3 million during the quarter-ended September 30, 2015.

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

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2015

Commercial business	$78,138	$-	$-	$78,138
Commercial construction	-	-	10,167	10,167
Office buildings	-	114,904	-	114,904
Warehouse/industrial	-	44,607	-	44,607
Retail/shopping centers/strip malls	-	57,745	-	57,745
Assisted living facilities	-	1,828	-	1,828
Single purpose facilities	-	112,354	-	112,354
Land	-	14,102	-	14,102
Multi-family	-	34,989	-	34,989
One-to-four family construction	-	-	7,137	7,137
Total	$78,138	$380,529	$17,304	$475,971

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2015

Commercial business	$77,186	$-	$-	$77,186
Commercial construction	-	-	27,967	27,967
Office buildings	-	86,813	-	86,813
Warehouse/industrial	-	42,173	-	42,173
Retail/shopping centers/strip malls	-	60,736	-	60,736
Assisted living facilities	-	1,846	-	1,846
Single purpose facilities	-	108,123	-	108,123
Land	-	15,358	-	15,358
Multi-family	-	30,457	-	30,457
One-to-four family construction	-	-	2,531	2,531
Total	$77,186	$345,506	$30,498	$453,190

Comparison of Financial Condition at September 30, 2015 and March 31, 2015

Cash and cash equivalents, including interest-earning accounts, totaled $68.9 million at September 30, 2015 compared to $58.7 million at March 31, 2015. The Company has deployed a portion of its excess cash balances into mortgage-backed securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At September 30, 2015, certificates of deposits held for investment totaled $21.2 million compared to $26.0 million at March 31, 2015.

Investment securities available for sale totaled $15.8 million at September 30, 2015 and March 31, 2015. The Company primarily purchases agency securities with maturities of five years or less. For the quarter ended September 30, 2015, the Company determined that none of its investment securities required an OTTI charge. For additional information, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Mortgage-backed securities available for sale totaled $118.8 million at September 30, 2015 compared to $96.7 million at March 31, 2015. The increase was due to a decision by the Company to invest additional excess cash into higher yielding mortgage-backed securities. During the six month period ended September 30, 2015, the Company purchased $34.0 million of mortgage-backed securities. The Company primarily purchases a combination of mortgage-backed securities backed by government agencies (FHLMC, FNMA, SBA or GNMA).

Loans receivable, net, totaled $585.8 million at September 30, 2015 compared to $569.0 million at March 31, 2015. The Company has seen steady loan demand in its market areas and anticipates organic loan growth. However, the Company has continued to experience an elevated level of payoffs on existing loans outpacing loan originations in some recent quarters. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Deposits increased $36.1 million to $757.0 million at September 30, 2015 compared to $720.9 million at March 31, 2015. The Company had no wholesale-brokered deposits as of September 30, 2015 or March 31, 2015. Core branch deposits accounted for 95.3% of total deposits at September 30, 2015 compared to 96.2% at March 31, 2015. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $2.6 million to $106.4 million at September 30, 2015 from $103.8 million at March 31, 2015. The increase was mainly attributable to net income of $3.2 million. Partially offsetting this increase were cash dividends declared of $617,000 for the six months ended September 30, 2015.

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of September 30, 2015, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank’s actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):
	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total Capital:
(To Risk-Weighted Assets)	$102,409	16.45%	$49,792	8.0%	$74,689	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	94,565	15.19	37,344	6.0	49,793	8.0
Common equity tier 1 capital:
(To Risk-Weighted Assets)	94,565	15.19	28,008	4.5	40,457	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	94,565	11.22	33,725	4.0	75,882	9.0	(1)
Tangible Capital:
(To Tangible Assets)	94,565	11.22	12,647	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total Capital:
(To Risk-Weighted Assets)	$95,713	15.89%	$48,188	8.0%	$72,282	12.0	% (1)
Tier 1 Capital:
(To Risk-Weighted Assets)	88,122	14.63	36,141	6.0	48,188	8.0
Common equity tier 1 capital:
(To Risk-Weighted Assets)	88,122	14.63	27,106	4.5	39,152	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	88,122	10.89	32,355	4.0	72,799	9.0	(1)
Tangible Capital:
(To Tangible Assets)	88,122	10.89	12,133	1.5	N/A	N/A

(1) The Bank agreed with the OCC to establish higher minimum capital ratios and to maintain a Tier 1 capital (leverage) ratio of not less than 9.0% and a total risked-based capital ratio of not less than 12.0% in order to be deemed “well capitalized”.

For a savings and loan holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2015 the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2015, the Company used its sources of funds primarily to fund loan commitments, purchase investment securities and to fund deposit withdrawals. At September 30, 2015, cash and available for sale investments totaled $224.7 million, or 25.1% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At September 30, 2015, the Company had no advances from the FRB and a borrowing capacity of $45.3 million from the FRB. At September 30, 2015, there were no borrowings from the FHLB and the Company had an available credit facility of $205.3 million. At September 30, 2015, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At September 30, 2015, the Bank had no wholesale-brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s aggregate CDARS and ICS balances were $28.4 million, or 3.7% of total deposits, and $37.4 million, or 5.2% of total deposits, at September 30, 2015 and March 31, 2015, respectively. Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. The Company does not currently have any internet based deposits; however, the Company will continue to have accessibility to these funds in the future. The combination of all the Bank’s funding sources gives the Bank available liquidity of liquidity of $583.7 million, or 65.1% of total assets at September 30, 2015.

At September 30, 2015, the Company had total commitments of $126.5 million, which includes commitments to extend credit of $49.4 million, unused lines of credit and undisbursed balances of $75.9 million and standby letters of credit totaling $1.2 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year totaled $86.0 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Partially offsetting these cash outflows are scheduled loan maturities of less than one year totaling $52.3 million.

As a separate legal entity from the Bank, Riverview Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2015, Riverview Bancorp, Inc. had $2.4 million in cash to meet liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $4.7 million or 0.52% of total assets at September 30, 2015 compared to $6.9 million or 0.81% of total assets at March 31, 2015.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	September 30, 2015		March 31, 2015
	Number of Loans	Balance	Number of Loans	Balance

Commercial real estate	3	$2,525	4	$3,291
Land	1	801	1	801
Consumer	17	445	8	1,226
Total	21	$3,771	13	$5,318

The Company has continued to focus on managing the residential construction and land acquisition and development portfolios. At September 30, 2015, the Company’s residential construction and land acquisition and development loan portfolios were $7.1 million and $14.1 million, respectively, as compared to $2.8 million and $14.7 million at September 30, 2014. At September 30, 2015 and 2014, there were no nonperforming loans in the residential construction loan portfolio. The percentage of nonperforming loans in the land acquisition and development portfolio at September 30, 2015 was 5.68% compared to 5.43% a year ago. For the six months ended September 30, 2015, there were no charge-offs in the residential construction portfolio or the land development portfolio. Recoveries in the residential construction portfolio and land development portfolio totaled $6,000 and $123,000, respectively, for the six months ended September 30, 2015.

REO totaled $909,000 at September 30, 2015 compared to $1.6 million at March 31, 2015. During the six months ended September 30, 2015, REO sales totaled $432,000 and valuation write-downs totaled $262,000. During the six months ended September 30, 2015, there were no transfers to REO. The $909,000 balance of REO is comprised of residential building lots totaling $490,000 and land development property totaling $419,000. All of these properties are located in Washington and Oregon.

The allowance for loan losses was $10.1 million or 1.70% of total loans at September 30, 2015 compared to $10.8 million or 1.86% of total loans at March 31, 2015. The decrease in the balance of the allowance for loan losses at September 30, 2015 reflects the continuing trend of lower levels of delinquent and classified loans, decreased charge-offs and increased recoveries, as well as increasing real estate values, which resulted in the Company recording a recapture of loan losses of $800,000 for the six months ended September 30, 2015.

The coverage ratio of allowance for loan losses to nonperforming loans was 268.18% at September 30, 2015 compared to 202.37% at March 31, 2015. At September 30, 2015, the Company identified $3.3 million or 88.18% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at September 30, 2015 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral and when applicable, less selling costs, are used. Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At September 30, 2015, the Company had TDRs totaling $19.2 million of which $16.1 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for one commercial real estate loan totaling $1.3 million that defaulted since the loan was modified. The related amount of interest income recognized on TDRs was $367,000 and $285,000 for the six months ended September 30, 2015 and 2014, respectively.

The Company has determined that, in certain circumstances, it is appropriate to split a loan into multiple notes. This typically includes a nonperforming charged-off loan that is not supported by the cash flow of the relationship and a performing loan that is supported by the cash flow. These may also be split into multiple notes to align portions of the loan balance with the various sources of repayment when more than one exists. Generally the new loans are restructured based on customary underwriting standards. In situations where they were not, the policy exception qualifies as a concession, and if the borrower is experiencing financial difficulties, the loans are accounted for as TDRs.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated:
	September 30, 2015	March 31, 2015
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Other real estate mortgage	$3,326	$4,092
Consumer	431	1,226
Total	3,757	5,318
Accruing loans which are contractually past due 90 days or more	14	-
Total nonperforming loans	3,771	5,318
REO	909	1,603
Total nonperforming assets	$4,680	$6,921

Foregone interest on non-accrual loans (1)	$56	$433
Total nonperforming loans to total loans	0.63%	0.92%
Total nonperforming loans to total assets	0.42	0.62
Total nonperforming assets to total assets	0.52	0.81

(1) Six months ended September 30, 2015 and year ended March 31, 2015.

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows at the dates indicated:
	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
September 30, 2015	(In thousands)

Commercial real estate	$277	$1,325	$923	$-	$-	$2,525
Land	-	801	-	-	-	801
Consumer	-	-	26	233	186	445
Total nonperforming loans	277	2,126	949	233	186	3,771
REO	374	-	490	45	-	909
Total nonperforming assets	$651	$2,126	$1,439	$278	$186	$4,680

March 31, 2015

Commercial real estate	$993	$1,372	$926	$-	$-	$3,291
Land	-	801	-	-	-	801
Consumer	440	14	489	265	18	1,226
Total nonperforming loans	1,433	2,187	1,415	265	18	5,318
REO	706	-	852	45	-	1,603
Total nonperforming assets	$2,139	$2,187	$2,267	$310	$18	$6,921

The composition of the land development and speculative construction loan portfolios by geographical area is as follows at the dates indicated:
	Northwest Oregon	Other Oregon	Southwest Washington	Total
September 30, 2015		(In thousands)

Land development	$103	$2,835	$11,164	$14,102
Speculative construction	-	126	5,908	6,034
Total land development and speculative construction	$103	$2,961	$17,072	$20,136

March 31, 2015

Land development	$108	$2,895	$12,355	$15,358
Speculative construction	-	108	1,578	1,686
Total land development and speculative construction	$108	$3,003	$13,933	$17,044

Other loans of concern, which are classified as substandard loans, consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate. In either or both of these situations, the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category. Management considers the allowance for loan losses to be adequate to cover the probable losses inherent in these and other loans.

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	September 30, 2015		March 31, 2015
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	5	$272	7	$566
Commercial real estate	4	633	8	3,674
Multi-family	1	12	2	1,935
Commercial construction	-	-	1	1,828
Total	10	$917	18	$8,003

At September 30, 2015 and March 31, 2015, loans delinquent 30 - 89 days were 0.14% and 0.26%, respectively, of total loans. At September 30, 2015, the 30 - 89 days delinquency rate in the commercial business portfolio was 0.25% while the delinquency rate in the commercial real estate loan portfolio was 0.07%. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 55.62% of total loans and commercial business loans represented 13.11% of total loans. At September 30, 2015, the 30-89 days delinquency rate in the real estate one-to-four family loan portfolio was 0.34%.

Off-Balance Sheet Arrangements and Other Contractual Obligations

Through the normal course of operations, the Company enters into certain contractual obligations and other commitments. Obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Commitments generally relate to lending operations.

The Company has obligations under long-term operating and capital leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are not subject to cancellation. During the second quarter of fiscal 2016, the Company modified its lease agreement on its operations center reducing the Company’s square footage leased and extending the lease agreement to November 2039.

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

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2014. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 8.5%, a net interest margin that approximated 4.1% and a return on assets that ranged from 0.60% to 1.11% (average of 0.86%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 15.2% utilized for our cash flow estimates and a terminal value estimated at 2.1 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics as those of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.3 times tangible book value. The Company calculated a fair value of its reporting unit of $130.5 million using the corporate value approach, $135.5 million using the income approach and $134.7 million using the market approach, with a final concluded value of $135.0 million, with primary weight given to the market approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2015 and 2014

Net Income. Net income for the three months ended September 30, 2015 and 2014 was $1.7 million, or $0.07 per diluted share, and $1.1 million, or $0.05 per diluted share, respectively. Net income for the six months ended September 30, 2015 and 2014 was $3.2 million, or $0.14 per diluted share, and $1.8 million, or $0.08 per diluted share, respectively. The earnings for the three and six month ended September 30, 2015 compared to the same prior year periods reflect the improvement in net interest income. Further, earnings improved for the six months ended September 30, 2015 due to the decrease in non-interest expense, primarily due to the decrease in REO expenses. In addition, net income for the six months ended September 30, 2015 included a recapture of loan losses of $800,000 compared to a recapture of loan losses of $650,000 for the six months ended September 30, 2014.

Net Interest Income. The Company’s profitability depends primarily on its net interest income, which is the difference between the income it receives on interest-earning assets and the interest paid on deposits and borrowings. When the rate earned on interest-earning assets equals or exceeds the rate paid on interest-bearing liabilities, this positive interest rate spread will generate net interest income. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

Net interest income for the three and six months ended September 30, 2015 was $7.2 million and $14.3 million, respectively, representing a $443,000 and $1.2 million increase, respectively, compared to the three and six months ended September 30, 2014. The net interest margin for the three and six months ended September 30, 2015 was 3.64% and 3.67%, respectively compared to 3.61% and 3.54% for the three and six months ended September 30, 2014, respectively. This increase in the net interest margin was primarily the result of the increase in the average balance and the average yield on loans receivable.

The Company achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. At September 30, 2015, 6.03% of our loan portfolio had adjustable (floating) interest rates. At September 30, 2015, $22.8 million, or 63.44% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At September 30, 2015, $22.8 million or 3.82% of the loans in the Company’s loan portfolio were at the floor interest rate of which $19.4 million or 85.09% had yields that would begin floating again once the Wall Street Journal Prime Rate increases at least 150 basis points. While the Company does not anticipate further significant reductions in market interest rates, further modest reductions in its deposit costs are expected due to decreases in its deposit rate offerings and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spread.

Interest Income. Interest income for the three and six months ended September 30, 2015 was $7.6 million and $15.2 million, respectively, compared to $7.2 million and $14.1 million, respectively, for the same periods in the prior year. The increase was due primarily to the increase in the average balance and yield of loans and mortgage-backed securities which resulted in an increase in interest income of $992,000 and $170,000, respectively for the six months ended September 30, 2015 compared to the same prior year period.

The average balance of net loans increased $24.7 million and $30.6 million to $576.2 million and $575.5 million for the three and six months ended September 30, 2015, respectively, from $551.5 million and $544.9 million for the same prior year periods, respectively. The average yield on net loans was 4.69% and 4.74% for the three and six months ended September 30, 2015, respectively, compared to 4.67% and 4.63% for the same three and six months in the prior year, respectively. During the three and six months ended September 30, 2015, the Company also reversed an insignificant dollar amount and $5,000, respectively, of interest income on nonperforming loans compared to $6,000 and $13,000 for the same three and six month periods in the prior year, respectively.

Interest Expense. Interest expense decreased $51,000 and $121,000 to $439,000 and $876,000 for the three and six months ended September 30, 2015, respectively, compared to $490,000 and $997,000 for the three and six months ended September 30, 2014, respectively. The decrease in interest expense was primarily the result of declining deposit costs, due to the Company’s decision to maintain low interest offerings on its deposit products in addition to the downward shift in the percentage of deposits representing certificates of deposit that yield a higher interest rate compared to savings and demand deposit accounts that yield a lower interest rate. The weighted average interest rate on interest-bearing deposits decreased to 0.21% for the three and six months ended September 30, 2015 from 0.25% for the same periods in the prior year.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest earned on average interest-earning assets and interest paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin:

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$449,779	$5,378	4.76%	$424,904	$5,035	4.70%
Non-mortgage loans	126,439	1,411	4.44	126,639	1,451	4.55
Total net loans (1)	576,218	6,789	4.69	551,543	6,486	4.67

Mortgage-backed securities (2)	121,313	640	2.10	101,341	508	1.99
Investment securities (2)	15,926	62	1.55	20,479	98	1.90
Daily interest-bearing assets	21	-	-	1,265	-	-
Other earning assets	69,893	111	0.63	63,131	118	0.74
Total interest-earning assets	783,371	7,602	3.86	737,759	7,210	3.88

Non-interest-earning assets:
Office properties and equipment, net	15,056			16,182
Other non-interest-earning assets	77,404			76,309
Total assets	$875,831			$830,250

Interest-bearing liabilities:
Regular savings accounts	$81,195	20	0.10	$69,553	18	0.10
Interest checking accounts	125,676	25	0.08	101,941	19	0.07
Money market deposit accounts	230,709	68	0.12	229,188	71	0.12
Certificates of deposit	132,136	187	0.56	151,930	234	0.61
Total interest-bearing deposits	569,716	300	0.21	552,612	342	0.25

Other interest-bearing liabilities	24,951	139	2.22	25,046	148	2.34
Total interest-bearing liabilities	594,667	439	0.29	577,658	490	0.34

Non-interest-bearing liabilities:
Non-interest-bearing deposits	168,135			141,386
Other liabilities	6,258			10,180
Total liabilities	769,060			729,224
Shareholders’ equity	106,771			101,026
Total liabilities and shareholders’ equity	$875,831			$830,250
Net interest income		$7,163			$6,720
Interest rate spread			3.57%			3.54%
Net interest margin			3.64%			3.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.73%			127.72%

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized;
    therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

	Six Months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$445,760	$10,742	4.82%	$421,641	$9,823	4.65%
Non-mortgage loans	129,708	2,907	4.48	123,215	2,834	4.59
Total net loans (1)	575,468	13,649	4.74	544,856	12,657	4.63

Mortgage-backed securities (2)	110,142	1,158	2.10	98,009	988	2.01
Investment securities (2)	15,927	126	1.58	21,344	182	1.70
Daily interest-bearing assets	1,088	-	-	1,189	-	-
Other earning assets	76,861	230	0.60	72,338	249	0.69
Total interest-earning assets	779,486	15,163	3.89	737,736	14,076	3.81

Non-interest-earning assets:
Office properties and equipment, net	15,192			16,253
Other non-interest-earning assets	73,533			69,455
Total assets	$868,211			$823,444

Interest-bearing liabilities:
Regular savings accounts	$79,644	40	0.10	$68,300	34	0.10
Interest checking accounts	123,008	48	0.08	101,331	39	0.08
Money market deposit accounts	229,927	134	0.12	228,606	140	0.12
Certificates of deposit	134,241	381	0.57	155,028	489	0.63
Total interest-bearing deposits	566,820	603	0.21	553,265	702	0.25

Other interest-bearing liabilities	24,950	273	2.19	25,040	295	2.35
Total interest-bearing liabilities	591,770	876	0.30	578,305	997	0.34

Non-interest-bearing liabilities:
Non-interest-bearing deposits	163,693			134,823
Other liabilities	6,552			9,952
Total liabilities	762,015			723,080
Shareholders’ equity	106,196			100,364
Total liabilities and shareholders’ equity	$868,211			$823,444
Net interest income		$14,287			$13,079
Interest rate spread			3.59%			3.47%
Net interest margin			3.67%			3.54%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.72%			127.57%

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized;
     therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended September 30, 2015 compared to September 30, 2014. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended September 30,			Six Months Ended September 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$282	$61	$343	$561	$358	$919
Non-mortgage loans	(2)	(38)	(40)	144	(71)	73
Mortgage-backed securities	103	29	132	125	45	170
Investment securities (1)	(20)	(16)	(36)	(44)	(12)	(56)
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	12	(19)	(7)	15	(34)	(19)
Total interest income	375	17	392	801	286	1,087

Interest Expense:
Regular savings accounts	2	-	2	6	-	6
Interest checking accounts	3	3	6	9	-	9
Money market deposit accounts	(3)	-	(3)	(6)	-	(6)
Certificates of deposit	(29)	(18)	(47)	(63)	(45)	(108)
Other interest-bearing liabilities	(1)	(8)	(9)	(1)	(21)	(22)
Total interest expense	(28)	(23)	(51)	(55)	(66)	(121)
Net interest income	$403	$40	$443	$856	$352	$1,208

(1) Interest is presented on a fully tax-equivalent basis using a tax rate of 34%.

Provision for Loan Losses. The recapture of loan losses for the three and six months ended September 30, 2015 was $300,000 and $800,000, respectively. This compares to the recaptures of loan losses for the three and six months ended September 30, 2014 of $350,000 and $650,000, respectively. The recapture of loan losses were primarily a result of a decrease in net charge-offs and the decline in the level of delinquent, nonperforming and classified loans, as well as the stabilization of real estate values in our market areas.

Net recoveries for the three and six months ended September 30, 2015 were $76,000 and $151,000, respectively compared to net recoveries for the three months and six months ended September 30, 2014 totaling $70,000 and $100,000, respectively. Annualized net recoveries to average net loans for the six-month period ended September 30, 2015 was 0.05% compared to 0.04% for the same period in the prior year. The net recoveries occurred primarily as a result of the decrease in nonperforming loans and stabilization of real estate values as well as an increase in recoveries on previously charged off loans. Nonperforming loans were $3.8 million at September 30, 2015 compared to $11.7 million at September 30, 2014. The ratio of allowance for loan losses to nonperforming loans was 268.18% at September 30, 2015 compared to 102.21% at September 30, 2014. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of September 30, 2015, the Company had identified $19.5 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $18.3 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying amount of the loan, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $378,000 from their original loan balance. The remaining $1.2 million have specific valuation allowances totaling $121,000.

Non-Interest Income. Non-interest income remained constant at $2.2 million for the three months ended September 30, 2015 and 2014. Non-interest income increased $332,000 to $4.8 million for the six months ended September 30, 2015 compared to $4.4 million for the six months ended September 30, 2014. The $332,000 increase between the six months ended September 30, 2015 compared to the same period in 2014 was due to an increase in fees and services charges of $200,000 as a result of an increase in prepayment penalties on loan payoffs and an increase in asset management fees of $95,000 due to an increase in assets under management. Bank owned life insurance income increased for the six months ended September 30, 2015 due to an increase in the balance of bank owned life insurance.

Non-Interest Expense. Non-interest expense decreased for the three and six months ended September 30, 2015 as compared to the same prior year period. Non-interest expense decreased $390,000 to $7.3 million for three months ended September 30, 2015 compared to $7.7 million for same prior year period. The decrease for the three months ended September 30, 2015 was due to a decrease of $105,000 in salaries and employee benefits and a decrease of $168,000 in occupancy and depreciation expense.

Non-interest expense decreased $380,000 to $15.0 million for six months ended September 30, 2015 compared to $15.4 million for same prior year period. REO expenses (which include operating costs and write-downs on REO property) decreased $356,000 for the six months ended September 30, 2015 primarily due to the overall decrease in REO balances at September 30, 2015 compared to September 30, 2014. Further, FDIC insurance premiums and professional fees decreased $107,000 and $95,000, respectively for the six months ended September 30, 2015 compared to the same prior year period. Partially offsetting these decreases was an increase in salaries and employee benefits of $135,000 for the six months ended September 30, 2015 compared to the same prior year period. The increase in salaries and employee benefits was due to the reinstatement of incentive plans for the Company and the associated increase in payroll tax and benefit expenses.

Income Taxes. The provision for income taxes was $743,000 and $1.6 million for the three and six months ended September 30, 2015 compared to a provision for income taxes of $535,000 and $929,000 for the three and six months ended September 30, 2014. The effective tax rate was 31.0% and 32.7% for the three and six months ended September 30, 2015 compared to 33.0% and 33.7% for the three and six months ended September 30, 2014. As of September 30, 2015, management deemed that a deferred tax asset valuation allowance related to the Company’s deferred tax asset was not necessary. At September 30, 2015, the Company had a deferred tax asset of $11.2 million compared to $12.6 million at March 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2015 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of September 30, 2015 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on September 30, 2015 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter-ended September 30, 2015, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits
(a)	Exhibits

	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Bylaws of the Registrant (1)
	4	Form of Certificate of Common Stock of the Registrant (1)
	10.1	Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, and Kevin J. Lycklama (2)
	10.2	Form of Change in Control Agreement between the Bank and each of Patrick Sheaffer, Ronald A. Wysaske and Kevin J. Lycklama (2)
	10.3	Employee Severance Compensation Plan (4)
	10.4	Form of Employment Agreement between the Bank and John A. Karas (3)
	10.5	Employee Stock Ownership Plan (5)
	10.6	1998 Stock Option Plan (6)
	10.7	2003 Stock Option Plan (7)
	10.8	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (8)
	10.9	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (8)
	10.10	Deferred Compensation Plan (9)
10.11
Standstill Agreement, dated August 26, 2015, by and among, Riverview Bancorp, Inc. and Ancora Advisors, LLC, Merlin Partners LP, Ancora Catalyst Fund, Frederick DiSanto, Brian Hopkins, Patrick Sweeney and James M. Chadwick (10)

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
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended December 31, 2014, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended December 31, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By: /S/ Patrick Sheaffer	By: /S/ Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Date: November 6, 2015	Date: November 6, 2015

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements