Form 10-Q
period 2015-12-31
RIVERVIEW BANCORP INC
filed 2016-02-09
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,507,890 shares outstanding as of February 9, 2016.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015	2

	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2015 and 2014	3

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2015 and 2014	4

	Consolidated Statements of Equity for the Nine Months Ended December 31, 2015 and 2014	5

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2015 and 2014	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37

Part II.	Other Information	38-39

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		40

Certifications
	Exhibit 31.1 Exhibit 31.2 Exhibit 32

Forward-Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us”, “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company’s ability to attract and retain deposits; increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2016 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND MARCH 31, 2015
(In thousands, except share and per share data) (Unaudited)	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents (including interest-earning accounts of $16,461 and $45,490)	$28,967	$58,659
Certificates of deposit held for investment	17,761	25,969
Loans held for sale	400	778
Investment securities:
Available for sale, at estimated fair value	154,292	112,463
Held to maturity, at amortized cost (estimated fair value of $79 and $88)	77	86
Loans receivable (net of allowance for loan losses of $10,173 and $10,762)	600,540	569,010
Real estate owned	388	1,603
Prepaid expenses and other assets	3,236	3,238
Accrued interest receivable	2,429	2,139
Federal Home Loan Bank stock, at cost	988	5,924
Premises and equipment, net	14,814	15,434
Deferred income taxes, net	10,814	12,568
Mortgage servicing rights, net	386	399
Goodwill	25,572	25,572
Bank owned life insurance	25,488	24,908
TOTAL ASSETS	$886,152	$858,750
LIABILITIES AND EQUITY

LIABILITIES:
Deposits	$747,565	$720,850
Accrued expenses and other liabilities	7,178	8,111
Advanced payments by borrowers for taxes and insurance	256	495
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,479	2,276
Total liabilities	780,159	754,413
COMMITMENTS AND CONTINGENCIES (See Note 12)
EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
December 31, 2015 – 22,507,890 issued and outstanding	225	225
March 31, 2015 – 22,489,890 issued and outstanding
Additional paid-in capital	64,417	65,268
Retained earnings	41,773	37,830
Unearned shares issued to employee stock ownership plan (“ESOP”)	(206)	(284)
Accumulated other comprehensive income (loss)	(216)	762
Total shareholders’ equity	105,993	103,801

Noncontrolling interest	-	536
Total equity	105,993	104,337
TOTAL LIABILITIES AND EQUITY	$886,152	$858,750

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$7,109	$6,498	$20,758	$19,155
Interest on investment securities	702	595	1,986	1,765
Other interest and dividends	110	110	340	359
Total interest and dividend income	7,921	7,203	23,084	21,279

INTEREST EXPENSE:
Interest on deposits	290	322	893	1,024
Interest on borrowings	144	163	417	458
Total interest expense	434	485	1,310	1,482
Net interest income	7,487	6,718	21,774	19,797
Recapture of loan losses	-	(400)	(800)	(1,050)
Net interest income after recapture of loan losses	7,487	7,118	22,574	20,847

NON-INTEREST INCOME:
Fees and service charges	1,312	1,032	3,740	3,260
Asset management fees	830	718	2,455	2,248
Net gain on sale of loans held for sale	125	154	425	435
Bank owned life insurance	193	196	580	528
Other, net	(43)	164	(18)	226
Total non-interest income, net	2,417	2,264	7,182	6,697

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,452	4,472	13,102	12,987
Occupancy and depreciation	1,200	1,223	3,523	3,632
Data processing	424	495	1,345	1,399
Advertising and marketing expense	149	169	533	522
FDIC insurance premium	127	143	375	498
State and local taxes	102	162	362	416
Telecommunications	71	73	218	223
Professional fees	222	302	673	848
Real estate owned expenses	65	99	511	901
Other	537	508	1,736	1,629
Total non-interest expense	7,349	7,646	22,378	23,055

INCOME BEFORE INCOME TAXES	2,555	1,736	7,378	4,489
PROVISION FOR INCOME TAXES	849	587	2,425	1,516
NET INCOME	$1,706	$1,149	$4,953	$2,973

Earnings per common share:
Basic	$0.08	$0.05	$0.22	$0.13
Diluted	0.08	0.05	0.22	0.13
Weighted average number of common shares outstanding:
Basic	22,455,543	22,394,910	22,446,463	22,388,775
Diluted	22,506,341	22,439,195	22,491,546	22,421,330

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2015 AND 2014

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands) (Unaudited)	2015	2014	2015	2014

Net income	$1,706	$1,149	$4,953	$2,973

Other comprehensive income (loss)
Net unrealized holding gain (loss) from available for sale investment securities arising
during the period, net of tax of $436, ($274), $511 and ($497), respectively	(792)	531	(978)	966

Reclassification adjustment of net gain from sale of available for sale investment
securities included in income, net of tax of $0, $54, $0 and $54, respectively	-	(104)	-	(104)

Total other comprehensive income (loss)	(792)	427	(978)	862

Noncontrolling interest	13	13	47	47
Total comprehensive income	$927	$1,589	$4,022	$3,882

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to	Accumulated Other Comprehensive	Noncontrolling
(In thousands, except share data) (Unaudited)	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Interest	Total

Balance April 1, 2014	22,471,890	$225	$65,195	$33,592	$(387)	$(647)	$471	$98,449

Net income	-	-	-	2,973	-	-	-	2,973
Stock based compensation expense	-	-	26	-	-	-	-	26
Earned ESOP shares	-	-	(4)	-	77	-	-	73
Unrealized holding gain on investment securities available for sale	-	-	-	-	-	862	-	862
Noncontrolling interest	-	-	-	-	-	-	47	47

Balance December 31, 2014	22,471,890	$225	$65,217	$36,565	$(310)	$215	$518	$102,430

Balance April 1, 2015	22,489,890	$225	$65,268	$37,830	$(284)	$762	$536	$104,337

Net income	-	-	-	4,953	-	-	-	4,953
Purchase of subsidiary shares from noncontrolling interest	-	-	(919)	-	-	-	(583)	(1,502)
Cash dividend on common stock ($0.045 per share)	-	-	-	(1,010)	-	-	-	(1,010)
Exercise of stock options	18,000	-	62	-	-	-	-	62
Earned ESOP shares	-	-	6	-	78	-	-	84
Unrealized holding loss on investment securities available for sale	-	-	-	-	-	(978)	-	(978)
Noncontrolling interest	-	-	-	-	-	-	47	47

Balance December 31, 2015	22,507,890	$225	$64,417	$41,773	$(206)	$(216)	$-	$105,993

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014	Nine Months Ended December 31,
(In thousands) (Unaudited)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,953	$2,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,395	2,394
Recapture of loan losses	(800)	(1,050)
Provision for deferred income taxes	2,265	1,490
Expense related to ESOP	84	73
Increase in deferred loan origination fees, net of amortization	400	73
Origination of loans held for sale	(12,536)	(13,130)
Proceeds from sales of loans held for sale	13,198	13,734
Stock-based compensation expense	-	26
Writedown of real estate owned	323	715
Net gains on loans held for sale, sales of real estate owned, investment securities and premises and equipment	(265)	(501)
Income from bank owned life insurance	(580)	(528)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(30)	74
Accrued interest receivable	(290)	(187)
Accrued expenses and other liabilities	(909)	(944)
Net cash provided by operating activities	8,208	5,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(15,948)	(23,335)
Purchases of loans receivable	(15,618)	(22,545)
Principal repayments on investment securities available for sale	16,599	13,660
Principal repayments on investment securities held to maturity	9	13
Purchases of investment securities available for sale	(60,679)	(52,199)
Proceeds from calls, maturities, and sale of investment securities available for sale	-	22,705
Redemption of certificates of deposit held for investment, net	8,208	9,711
Proceeds from redemption of Federal Home Loan Bank stock	4,936	624
Purchase of bank owned life insurance	-	(6,500)
Purchases of premises and equipment and capitalized software	(281)	(367)
Proceeds from sales of real estate owned and premises and equipment	744	5,392
Net cash used in investing activities	(62,030)	(52,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	26,715	(736)
Purchase of subsidiary shares from noncontrolling interest	(1,502)	-
Dividends paid	(868)	-
Proceeds from borrowings	3,100	25,450
Repayment of borrowings	(3,100)	(23,350)
Principal payments on capital lease obligations	(38)	(63)
Net decrease in advance payments by borrowers	(239)	(268)
Proceeds from exercise of stock options	62	-
Net cash provided by financing activities	24,130	1,033

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,692)	(46,596)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,659	68,577
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,967	$21,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,180	$5,048
Income taxes	199	15

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$393	$-
Transfer of loans to real estate owned	-	804
Transfer of real estate owned to loans	-	726
Adjustment to capital lease obligations and premises and equipment due to lease modification	241	-
Unrealized holding gain (loss) from investment securities available for sale	(1,489)	1,305
Income tax effect related to unrealized holding gain (loss) from investment securities available for sale	511	(443)

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2015 (“2015 Form 10-K”). The unaudited consolidated results of operations for the nine months ended December 31, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2016.

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

Certain prior period amounts have been reclassified to conform to the December 31, 2015 presentation; such reclassifications had no effect on net income or total equity previously reported.

2.	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of: Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries, Riverview Services, Inc. and Riverview Asset Management Corp. (“RAMCorp”) (collectively referred to as the “Company”). All inter-company transactions and balances have been eliminated in consolidation. During the quarter-ended December 31, 2015, RAMCorp repurchased all the remaining shares held by its noncontrolling interest owner. These shares were subsequently retired by RAMCorp. This transaction resulted in the Bank’s ownership in RAMCorp increasing from 90% at September 30, 2015 to 100% at December 31, 2015.

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

The following table presents information related to stock options outstanding for the periods shown:

	Nine Months Ended December 31, 2015		Nine Months Ended December 31, 2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	424,654	$8.00	474,654	$7.91
Options exercised	(18,000)	3.49	-	-
Forfeited	(25,000)	9.52	-	-
Expired	(8,000)	11.79	(32,000)	9.55
Balance, end of period	373,654	$8.04	442,654	$7.79

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014
Stock options fully vested and expected to vest:
Number	373,654	442,504
Weighted average exercise price	$8.04	$7.79
Aggregate intrinsic value (1)	$228,000	$253,000
Weighted average contractual term of options (years)	2.83	3.95
Stock options fully vested and currently exercisable:
Number	373,654	442,054
Weighted average exercise price	$8.04	$7.79
Aggregate intrinsic value (1)	$228,000	$253,000
Weighted average contractual term of options (years)	2.83	3.95

(1)  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

There was no stock-based compensation expense related to stock options for the nine months ended December 31, 2015. Stock-based compensation expense related to stock options for the nine months ended December 31, 2014 was $26,000. As of December 31, 2015, all outstanding stock options were fully vested, and there was no remaining unrecognized compensation expense. The total intrinsic value of stock options exercised was $16,000 for the nine months ended December 31, 2015. There were no stock options exercised during the nine months ended December 31, 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. There were no stock options granted during the nine months ended December 31, 2015 and 2014.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of December 31, 2015 and 2014, there were 49,000 and 74,000 shares, respectively, which had not been allocated under the Company’s ESOP. For the three and nine months ended December 31, 2015, stock options for 215,000 and 221,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive. For the three and nine months ended December 31, 2014, stock options for 233,000 and 235,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Basic EPS computation:
Numerator-net income	$1,706,000	$1,149,000	$4,953,000	$2,973,000
Denominator-weighted average common shares outstanding	22,455,543	22,394,910	22,446,463	22,388,775
Basic EPS	$0.08	$0.05	$0.22	$0.13
Diluted EPS computation:
Numerator-net income	$1,706,000	$1,149,000	$4,953,000	$2,973,000
Denominator-weighted average common shares outstanding	22,455,543	22,394,910	22,446,463	22,388,775
Effect of dilutive stock options	50,798	44,285	45,083	32,555
Weighted average common shares and common stock equivalents	22,506,341	22,439,195	22,491,546	22,421,330
Diluted EPS	$0.08	$0.05	$0.22	$0.13

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Available For Sale:
Trust preferred	$1,919	$-	$(132)	$1,787
Agency securities	19,533	22	(139)	19,416
Real estate mortgage investment conduits (1)	45,164	85	(215)	45,034
Mortgage-backed securities (1)	78,962	267	(243)	78,986
Other mortgage-backed securities (2)	9,049	61	(41)	9,069
Total available for sale	$154,627	$435	$(770)	$154,292

Held To Maturity:
Mortgage-backed securities (3)	$77	$2	$-	$79

March 31, 2015
Available For Sale:
Trust preferred	$1,919	$-	$(107)	$1,812
Agency securities	14,008	38	(107)	13,939
Real estate mortgage investment conduits (1)	22,455	255	(1)	22,709
Mortgage-backed securities (1)	67,568	1,006	(60)	68,514
Other mortgage-backed securities (2)	5,359	142	(12)	5,489
Total available for sale	$111,309	$1,441	$(287)	$112,463

Held To Maturity:
Mortgage-backed securities (3)	$86	$2	$-	$88

(1) Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by private issuers.
(3) Comprised of FNMA and FHLMC issued securities.

The contractual maturities of investment securities as of December 31, 2015 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$18,982	$18,888	$-	$-
Due after five years through ten years	13,999	13,964	68	69
Due after ten years	121,646	121,440	9	10
Total	$154,627	$154,292	$77	$79

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2015

Available For Sale:
Trust preferred	$-	$-	$1,787	$(132)	$1,787	$(132)
Agency securities	5,995	(31)	9,893	(108)	15,888	(139)
Real estate mortgage investment conduits (1)	26,912	(215)	-	-	26,912	(215)
Mortgage-backed securities (1)	36,449	(130)	4,564	(113)	41,013	(243)
Other mortgage-backed securities (2)	2,996	(25)	1,239	(16)	4,235	(41)
Total available for sale	$72,352	$(401)	$17,483	$(369)	$89,835	$(770)

(1) Comprised of FHLMC, FNMA and GNMA issued securities.
(2) Comprised of SBA and CRE issued securities.

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2015

Available For Sale:
Trust preferred	$-	$-	$1,812	$(107)	$1,812	$(107)
Agency securities	-	-	12,893	(107)	12,893	(107)
Real estate mortgage investment conduits (1)	1,323	(1)	-	-	1,323	(1)
Mortgage-backed securities (2)	-	-	5,098	(60)	5,098	(60)
Other mortgage-backed securities (3)	-	-	1,417	(12)	1,417	(12)
Total available for sale	$1,323	$(1)	$21,220	$(286)	$22,543	$(287)

(1) Comprised of a FHLMC security.
(2) Comprised of FHLMC and FNMA issued securities.
(3) Comprised of SBA issued securities.

At December 31, 2015, the Company had a single collateralized debt obligation which is secured by a pool of trust preferred securities issued by 15 other bank holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuer. Four of the issuers of trust preferred securities in this pool have defaulted (representing 51% of the remaining collateral, including excess collateral), and one other issuer is currently deferring interest payments (2% of the remaining collateral). The Company has estimated an expected default rate of 44% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 71% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the three and nine months ended December 31, 2015, the Company determined that there was no additional OTTI charge on this collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The unrealized losses on the Company’s investment securities were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. Based on management’s evaluation and intent, the unrealized losses related to the investment securities in the above tables are considered temporary.

The Company realized no gains or losses on sales of investment securities available for sale for the three and nine months ended December 31, 2015. Proceeds from sales of investment securities totaled $16.8 million for the three and nine months ended December 31, 2014. Gross realized gains on sales of investment securities totaled $158,000 for both the three and nine months ended December 31, 2014. The gross realized gain of $158,000 was recorded in other non-interest income on the consolidated statements of income. The related income tax of $54,000 related to these realized gains was recorded in the provision for income taxes on the consolidated statements of income. Investment securities available for sale with an amortized cost of $10.5 million and $4.3 million and a fair value of $10.4 million and $4.3 million at December 31, 2015 and March 31, 2015, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $24,000 and $27,000, at December 31, 2015 and March 31, 2015, respectively, and a fair value of $24,000 and $27,000 at both December 31, 2015 and March 31, 2015, respectively were pledged as collateral for government public funds held by the Bank.

6.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31, 2015	March 31, 2015
Commercial and construction
Commercial business	$72,113	$77,186
Other real estate mortgage (1)	383,187	345,506
Real estate construction	23,749	30,498
Total commercial and construction	479,049	453,190

Consumer
Real estate one-to-four family	88,839	89,801
Other installment (2)	42,825	36,781
Total consumer	131,664	126,582

Total loans	610,713	579,772

Less: Allowance for loan losses	10,173	10,762
Loans receivable, net	$600,540	$569,010

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans.
(2) Consists primarily of purchased automobile loans totaling $40.9 million and $34.7 million at December 31, 2015 and March 31, 2015, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2015, loans carried at $425.9 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to/under borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of December 31, 2015 and March 31, 2015, the Bank had no loans to any one borrower in excess of the regulatory limit.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and a detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value (less estimated selling costs, if applicable) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans based on the Company’s risk rating system and historical loss experience adjusted for qualitative factors. The Company calculates its historical loss rates using the average of the last four quarterly 24-month periods. The Company calculates and applies its historical loss rates by individual loan types in its portfolio. These historical loss rates are adjusted for qualitative and environmental factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in incurred losses that have not yet been allocated to specific elements of the general and specific components of the allowance for loan losses. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company as of the date of the filing of the consolidated financial statements.

When available information confirms that specific loans or portions of these loans are uncollectible, identified amounts are charged against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; and/or the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended December 31, 2015	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,360	$4,293	$490	$494	$286	$2,329	$861	$10,113
Provision for (recapture of) loan losses	160	(141)	(134)	9	84	175	(153)	-
Charge-offs	-	-	-	-	-	(87)	-	(87)
Recoveries	6	-	107	-	-	34	-	147
Ending balance	$1,526	$4,152	$463	$503	$370	$2,451	$708	$10,173

Nine months ended December 31, 2015

Beginning balance	$1,263	$4,268	$539	$348	$769	$2,548	$1,027	$10,762
Provision for (recapture of) loan losses	239	(116)	(306)	155	(405)	(48)	(319)	(800)
Charge-offs	-	-	-	-	-	(161)	-	(161)
Recoveries	24	-	230	-	6	112	-	372
Ending balance	$1,526	$4,152	$463	$503	$370	$2,451	$708	$10,173

Three months ended December 31, 2014

Beginning balance	$1,579	$5,187	$265	$360	$319	$2,822	$1,469	$12,001
Provision for (recapture of) loan losses	117	(868)	192	(1)	461	60	(361)	(400)
Charge-offs	(16)	-	-	-	-	(27)	-	(43)
Recoveries	24	-	102	-	-	17	-	143
Ending balance	$1,704	$4,319	$559	$359	$780	$2,872	$1,108	$11,701

Nine months ended December 31, 2014

Beginning balance	$2,409	$5,269	$340	$203	$387	$2,653	$1,290	$12,551
Provision for (recapture of) loan losses	(644)	(922)	(1)	156	393	150	(182)	(1,050)
Charge-offs	(89)	(28)	-	-	-	(85)	-	(202)
Recoveries	28	-	220	-	-	154	-	402
Ending balance	$1,704	$4,319	$559	$359	$780	$2,872	$1,108	$11,701

The following tables present an analysis of loans receivable and the allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):

	Allowance for loan losses			Recorded investment in loans
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,526	$1,526	$193	$71,920	$72,113
Commercial real estate	-	4,152	4,152	10,946	324,579	335,525
Land	-	463	463	801	12,260	13,061
Multi-family	-	503	503	1,742	32,859	34,601
Real estate construction	-	370	370	-	23,749	23,749
Consumer	119	2,332	2,451	1,691	129,973	131,664
Unallocated	-	708	708	-	-	-
Total	$119	$10,054	$10,173	$15,373	$595,340	$610,713

	Allowance for loan losses			Recorded investment in loans
March 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,263	$1,263	$1,091	$76,095	$77,186
Commercial real estate	-	4,268	4,268	15,939	283,752	299,691
Land	-	539	539	801	14,557	15,358
Multi-family	-	348	348	1,922	28,535	30,457
Real estate construction	-	769	769	-	30,498	30,498
Consumer	147	2,401	2,548	2,622	123,960	126,582
Unallocated	-	1,027	1,027	-	-	-
Total	$147	$10,615	$10,762	$22,375	$557,397	$579,772

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $92,000 and $351,000 during the nine months ended December 31, 2015 and 2014, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

December 31, 2015	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable

Commercial business	$-	$-	$-	$-	$72,113	$72,113
Commercial real estate	-	-	2,475	2,475	333,050	335,525
Land	-	-	801	801	12,260	13,061
Multi-family	-	-	-	-	34,601	34,601
Real estate construction	-	-	-	-	23,749	23,749
Consumer	696	-	665	1,361	130,303	131,664
Total	$696	$-	$3,941	$4,637	$606,076	$610,713

March 31, 2015

Commercial business	$359	$-	$-	$359	$76,827	$77,186
Commercial real estate	225	-	3,291	3,516	296,175	299,691
Land	-	-	801	801	14,557	15,358
Multi-family	-	-	-	-	30,457	30,457
Real estate construction	-	-	-	-	30,498	30,498
Consumer	902	-	1,226	2,128	124,454	126,582
Total	$1,486	$-	$5,318	$6,804	$572,968	$579,772

Credit quality indicators: The Company monitors credit risk in its loan portfolio using a risk rating system for all commercial (non-consumer) loans. The risk rating system is a measure of the credit risk of the borrower based on their historical, current and anticipated future financial characteristics. The Company assigns a risk rating to each commercial loan at origination and subsequently updates these ratings, as necessary, so that the risk rating continues to reflect the appropriate risk characteristics of the loan. Application of appropriate risk ratings is key to management of loan portfolio risk. In determining the appropriate risk rating, the Company considers the following factors: delinquency, payment history, quality of management, liquidity, leverage, earnings trends, alternative funding sources, geographic risk, industry risk, cash flow adequacy, account practices, asset protection and extraordinary risks. Consumer loans, including custom construction loans, are not assigned a risk rating but rather are grouped into homogeneous pools with similar risk characteristics. When a consumer loan is delinquent 90 days, it is placed on non-accrual status and assigned a substandard risk rating. Loss factors are assigned to each risk rating and homogeneous pool based on historical loss experience for similar loans. This historical loss experience is adjusted for qualitative factors that are likely to cause the estimated credit losses to differ from the Company’s historical loss experience. The Company uses these loss factors to estimate the general component of its allowance for loan losses.

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

Substandard – These loans have a risk rating of 7 and are rated in accordance with regulatory guidelines, for which the accrual of interest may or may not be discontinued. By definition under regulatory guidelines, a “Substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are likely to be dependent upon collateral liquidation, a secondary source of repayment, or an event outside of the normal course of business.

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$70,791	$947	$375	$-	$-	$72,113
Commercial real estate	322,307	10,262	2,956	-	-	335,525
Land	9,604	2,656	801	-	-	13,061
Multi-family	32,847	1,742	12	-	-	34,601
Real estate construction	23,749	-	-	-	-	23,749
Consumer	130,999	-	665	-	-	131,664
Total	$590,297	$15,607	$4,809	$-	$-	$610,713

March 31, 2015

Commercial business	$75,643	$977	$566	$-	$-	$77,186
Commercial real estate	277,156	15,570	6,965	-	-	299,691
Land	11,665	2,892	801	-	-	15,358
Multi-family	28,508	14	1,935	-	-	30,457
Real estate construction	28,670	-	1,828	-	-	30,498
Consumer	125,356	-	1,226	-	-	126,582
Total	$546,998	$19,453	$13,321	$-	$-	$579,772

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

December 31, 2015	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$193	$-	$193	$194	$-
Commercial real estate	10,946	-	10,946	12,148	-
Land	801	-	801	804	-
Multi-family	1,742	-	1,742	1,887	-
Consumer	481	1,210	1,691	1,862	119
Total	$14,163	$1,210	$15,373	$16,895	$119

March 31, 2015

Commercial business	$1,091	$-	$1,091	$1,125	$-
Commercial real estate	15,939	-	15,939	17,188	-
Land	801	-	801	804	-
Multi-family	1,922	-	1,922	2,058	-
Consumer	1,276	1,346	2,622	3,211	147
Total	$21,029	$1,346	$22,375	$24,386	$147

	Three Months ended December 31, 2015		Three Months ended December 31, 2014
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$405	$2	$1,203	$14
Commercial real estate	12,617	98	17,086	121
Land	801	-	800	-
Multi-family	1,821	24	2,299	-
Consumer	1,778	18	2,662	18
Total	$17,422	$142	$24,050	$153

	Nine Months ended December 31, 2015		Nine Months ended December 31, 2014
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$630	$15	$1,070	$36
Commercial real estate	13,962	364	17,436	346
Land	801	-	821	-
Multi-family	1,869	76	2,239	-
Consumer	2,014	54	3,329	56
Total	$19,276	$509	$24,895	$438

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

At December 31, 2015 and March 31, 2015, the Company had TDRs totaling $15.1 million and $21.4 million, respectively, of which $12.1 million and $17.3 million, respectively, were on accrual status. At December 31, 2015, the Company had no commitments to lend additional funds on these loans. At December 31, 2015, all of the Company’s TDRs are paying as agreed except for one of the Company’s TDRs that defaulted since the loan was modified.

The following table presents new TDRs for the periods indicated (dollars in thousands):

	Nine Months Ended December 31, 2015			Nine Months Ended December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate	-	$-	$-	1	$344	$333

There were no loans modified as a TDR within the previous twelve months that subsequently defaulted in the nine months ended December 31, 2015.

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

8.	GOODWILL

Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method. Goodwill and other intangibles deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment not less than annually. The Company has two reporting units, the Bank and RAMCorp, for purposes of evaluating goodwill for impairment.

The Company performed an impairment assessment as of October 31, 2015 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill. GAAP with respect to goodwill requires that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

9.	JUNIOR SUBORDINATED DEBENTURES

At December 31, 2015, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at both December 31, 2015 and March 31, 2015, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms of the Debentures at December 31, 2015 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.87%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.86%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.
(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.

10.	FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):
		Estimated fair value measurements using
December 31, 2015	Total estimated fair value	Level 1	Level 2	Level 3

Investment securities available for sale:
Trust preferred	$1,787	$-	$-	$1,787
Agency securities	19,416	-	19,416	-
Real estate mortgage investment conduits	45,034	-	45,034	-
Mortgage-backed securities	78,986	-	78,986	-
Other mortgage-backed securities	9,069	-	9,069	-
Total assets measured at fair value on a recurring basis	$154,292	$-	$152,505	$1,787

		Estimated fair value measurements using
March 31, 2015	Total estimated fair value	Level 1	Level 2	Level 3

Investment securities available for sale:
Trust preferred	$1,812	$-	$-	$1,812
Agency securities	13,939	-	13,939	-
Real estate mortgage investment conduits	22,709	-	22,709	-
Mortgage-backed securities	68,514	-	68,514	-
Other mortgage-backed securities	5,489	-	5,489	-
Total assets measured at fair value on a recurring basis	$112,463	$-	$110,651	$1,812

There were no transfers of assets into or out of Level 1, 2 or 3 for the nine months ended December 31, 2015 and 2014.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	For the Nine Months Ended
	December 31, 2015	December 31, 2014
	Available for sale securities	Available for sale securities

Beginning balance	$1,812	$1,903
Transfers into Level 3	-	-
Included in earnings	-	-
Included in other comprehensive income	(25)	(43)
Ending balance	$1,787	$1,860

The following methods were used to estimate the fair value of financial instruments above:

Investment securities – Investment securities are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third-party pricing service to assist the Company in determining the fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. The Company’s Level 3 assets consist of a single pooled trust preferred security.

For Level 2 securities, the independent pricing service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data from market research publications. The Company’s third-party pricing service has established processes for the Company to submit inquiries regarding the estimated fair value. In such cases, the Company’s third-party pricing service will review the inputs to the evaluation in light of any new market data presented by the Company. The Company’s third-party pricing service may then affirm the original estimated fair value or may update the evaluation on a go-forward basis.

Management reviews the pricing information received from the third-party pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or by performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value.

The Company has determined that the market for its collateralized debt obligation secured by a pool of trust preferred securities is inactive. This determination was made by the Company after considering the last known trade dates for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the bid-ask spread in the brokered markets in which these securities trade, the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the collateralized debt obligation was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available and unobservable data, and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique, in order to measure the fair value of the security. Significant unobservable inputs were used that reflect the Company’s estimate of assumptions that a market participant would use to price the security. Significant unobservable inputs included the discount rate, the default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial condition and historical repayment information, as well as the Company’s future expectations of the capital markets.

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dated indicated (in thousands):

		Estimated fair value measurements using
December 31, 2015	Total estimated fair value	Level 1	Level 2	Level 3

Impaired loans	$1,091	$-	$-	$1,091
Real estate owned (“REO”)	335	-	-	335
Total nonrecurring assets measured at fair value	$1,426	$-	$-	$1,426

December 31, 2014

Impaired loans	$3,426	$-	$-	$3,426
REO	1,193	-	-	1,193
Total nonrecurring assets measured at fair value	$4,619	$-	$-	$4,619

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2015 and 2014:

	Valuation technique	Significant unobservable inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	N/A

REO	Appraised value	Adjustment for market conditions	N/A
(1) There were no adjustments to appraised values of impaired loans or REO for the nine months ended December 31, 2015 and 2014.

The following methods were used to estimate the fair value of each class of financial instrument above:

Impaired loans – For information regarding the Company’s method for estimating the fair value of impaired loans, see Note 7 – Allowance For Loan Losses.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

December 31, 2015	Carrying amount	Level 1	Level 2	Level 3	Estimated fair value
Assets:
Cash and cash equivalents	$28,967	$28,967	$-	$-	$28,967
Certificates of deposit held for investment	17,761	-	17,892	-	17,892
Loans held for sale	400	-	400	-	400
Investment securities available for sale	154,292	-	152,505	1,787	154,292
Investment securities held to maturity	77	-	79	-	79
Loans receivable, net	600,540	-	-	578,948	578,948
FHLB stock	988	-	988	-	988

Liabilities:
Demand and savings deposits	623,608	623,608	-	-	623,608
Time deposits	123,957	-	123,260	-	123,260
Junior subordinated debentures	22,681	-	-	8,128	8,128

March 31, 2015
Assets:
Cash and cash equivalents	$58,659	$58,659	$-	$-	$58,659
Certificates of deposit held for investment	25,969	-	26,256	-	26,256
Loans held for sale	778	-	778	-	778
Investment securities available for sale	112,463	-	110,651	1,812	112,463
Investment securities held to maturity	86	-	88	-	88
Loans receivable, net	569,010	-	-	548,908	548,908
FHLB stock	5,924	-	5,924	-	5,924

Liabilities:
Demand and savings deposits	582,011	582,011	-	-	582,011
Time deposits	138,839	-	138,744	-	138,744
Junior subordinated debentures	22,681	-	-	9,769	9,769

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

Investment securities – See descriptions above.

Loans receivable and loans held for sale – Loans receivable were priced using a discounted cash flow analysis. The fair value of loans held for sale was based on the loans carrying values as the agreements to sell these loans are short-term fixed rate commitments and no material difference between the carrying value and expected sales price is deemed likely.

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

Off-balance sheet financial instruments – The estimated fair value of loan commitments approximates fees recorded associated with such commitments. Since the majority of the Company’s off-balance-sheet financial instruments consist of non-fee producing, variable rate commitments, the Company has determined they do not have a distinguishable fair value.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers" (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern" (“ASU 2014-15”). ASU 2014-15 provides guidance in connection with preparing financial statements for each annual and interim reporting period for which an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (or within one year after the date that the consolidated financial statements are available to be issued when applicable). ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a significant impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items” (“ASU 2015-01”). ASU 2015-01 eliminates the need to separately classify, present and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. The amendments in ASU 2015-01 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 generally requires equity investments – except those accounted for under the equity method of accounting or those that result in consolidation of the investee – to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer., ASU 2016-01and is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-01 will have on the Company’s future consolidated financial statements.

12.	COMMITMENTS AND CONTINGENCIES

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies and is required in instances where the Company deems it necessary.

Significant off-balance sheet commitments at December 31, 2015 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$4,356
Fixed-rate	9,013
Standby letters of credit	1,646
Undisbursed loan funds and unused lines of credit	85,573
Total	$100,588

At December 31, 2015, the Company had firm commitments to sell $2.0 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2015, loans under warranty totaled $117.0 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. Accordingly, no related contingent liability has been recorded in the consolidated financial statements.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor.  Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds held by other institutions for the nine months ended December 31, 2015 and 2014.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company’s consolidated financial position, results of operations and cash flows. The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2015 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the Company’s 2015 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. The Company’s loan portfolio totaled $600.5 million at December 31, 2015 compared to $569.0 million at March 31, 2015.

The Company’s primary focus is to increase commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. Beginning in 2014, the Company began purchasing from time to time pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments. These indirect automobile loans are originated through a single dealership group located outside the Company’s primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. In October 2015, the Company purchased an additional $14.8 million pool of automobile loans. At December 31, 2015, the Company’s purchased automobile loan portfolio was $40.9 million. The Company may purchase additional automobile loans during fiscal year 2016, subject to these loans meeting our investment criteria, underwriting standards and internal loan concentration limits. As of December 31, 2015, 14 of the purchased automobile loans totaling $177,000 were on non-accrual status.

The Bank’s subsidiary, RAMCorp, a trust and financial services company located in downtown Vancouver, Washington, provides full-service brokerage activities, trust and asset management services. The Bank’s Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, Wafer Tech, Nautilus, Barrett Business Services, PeaceHealth and Fisher Investments, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area and the Portland metropolitan area is a source of tourism, which has helped to transform the area from its past dependence on the timber industry.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of our new loan originations – which are mainly concentrated in commercial business, commercial real estate and multifamily loans – carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate consumer real estate one-to-four family mortgages.

At December 31, 2015, checking accounts totaled $308.3 million, or 41.2% of our total deposit mix compared to $251.9 million or 36.5% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through RAMCorp and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 17 branches, including ten in Clark County, two in the Portland metropolitan area and three lending centers.

Economic conditions in the Company’s market areas have continued to improve from the recent recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 5.6% at November 30, 2015 compared to 6.8% at March 31, 2015 and 7.3% at December 31, 2014. According to the Oregon Employment Department, unemployment in Portland slightly increased to 5.0% at November 30, 2015 compared to 4.8% at March 31, 2015 and decreased compared to 5.5% at December 31, 2014. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have decreased to 1.2 months at December 31, 2015 compared to 1.9 months at March 31, 2015 and 2.3 months at December 31, 2014. Residential home inventory levels in Clark County have decreased to 1.9 months at December 31, 2015 compared to 2.6 months at March 31, 2015 and 3.4 months at December 31, 2014. According to the RMLS, closed home sales in Clark County increased 9.0% and 32.8% during December 2015 compared to March 2015 and December 2014, respectively. Closed home sales in Portland increased 10.3% and 32.3% during December 2015 compared to March 2015 and December 2014, respectively. The Company has also seen an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area has been thriving and the vacancy rates in the Portland/Vancouver area have been relatively low.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. Nonperforming assets decreased $2.6 million to $4.3 million at December 31, 2015 compared to $6.9 million at March 31, 2015. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with its heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $394.6 million and $376.7 million at December 31, 2015 and 2014, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product for consumer customers, including the introduction of mobile deposit capture, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to business customers. The Company also participates in an internet deposit listing service which allows the Company to post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. Although the Company has currently chosen not to utilize these internet based deposits, the Company will continue to have access to these funds in the future. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company also offers Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers along with the Certificate of Deposit Account Registry Service (CDARS™) program which allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth. The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) decreased $1.6 million during the quarter-ended December 31, 2015 compared to the prior quarter.

Continued Expense Control.  Management has undertaken several initiatives to reduce non-interest expense and continues to make it a priority to identify cost savings opportunities throughout all aspects of the Company’s operations, including forming a cost saving committee whose mission is to find additional cost saving opportunities at the Company. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. In October 2014, the Company closed one of its branches as a result of its failure to meet the Company’s required growth and profitability standards. This was an in-store branch located in Portland Oregon. The closure of this branch had minimal impact on the Company’s customers and deposit totals as a result of this branch’s proximity to our Gresham, Oregon branch which opened in the summer of 2012.

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

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2015

Commercial business	$72,113	$-	$-	$72,113
Commercial construction	-	-	15,403	15,403
Office buildings	-	104,285	-	104,285
Warehouse/industrial	-	51,384	-	51,384
Retail/shopping centers/strip malls	-	56,008	-	56,008
Assisted living facilities	-	1,819	-	1,819
Single purpose facilities	-	122,029	-	122,029
Land	-	13,061	-	13,061
Multi-family	-	34,601	-	34,601
One-to-four family construction	-	-	8,346	8,346
Total	$72,113	$383,187	$23,749	$479,049

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2015

Commercial business	$77,186	$-	$-	$77,186
Commercial construction	-	-	27,967	27,967
Office buildings	-	86,813	-	86,813
Warehouse/industrial	-	42,173	-	42,173
Retail/shopping centers/strip malls	-	60,736	-	60,736
Assisted living facilities	-	1,846	-	1,846
Single purpose facilities	-	108,123	-	108,123
Land	-	15,358	-	15,358
Multi-family	-	30,457	-	30,457
One-to-four family construction	-	-	2,531	2,531
Total	$77,186	$345,506	$30,498	$453,190

Comparison of Financial Condition at December 31, 2015 and March 31, 2015

Cash and cash equivalents, including interest-earning accounts, totaled $29.0 million at December 31, 2015 compared to $58.7 million at March 31, 2015. The Company has deployed a portion of its excess cash balances into investment securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At December 31, 2015, certificates of deposits held for investment totaled $17.8 million compared to $26.0 million at March 31, 2015.

Investment securities totaled $154.4 million at December 31, 2015 compared to $112.5 million at March 31, 2015. The increase was due to a decision by the Company to invest additional excess cash into higher yielding investment securities. During the nine month period ended December 31, 2015, the Company purchased $60.7 million of investment securities. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). During the three month period ended December 31, 2014, the Company sold $16.8 million of investment securities in order to fund some loan originations and to generate gains on sales by taking advantage of market interest rate fluctuations. Realized gains totaled $158,000 on the sale of these investment securities for both the three and nine months ended December 31, 2014. For the quarter ended December 31, 2015, the Company determined that none of its investment securities required an OTTI charge. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $600.5 million at December 31, 2015 compared to $569.0 million at March 31, 2015. The Company has seen steady loan demand in its market areas and anticipates organic loan growth. However, the Company has continued to experience an elevated level of payoffs on existing loans which at times have outpaced loan originations in some recent quarters. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Deposits increased $26.7 million to $747.6 million at December 31, 2015 compared to $720.9 million at March 31, 2015. The Company had no wholesale-brokered deposits as of December 31, 2015 or March 31, 2015. Core branch deposits accounted for 96.3% of total deposits at December 31, 2015 compared to 96.2% at March 31, 2015. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $2.2 million to $106.0 million at December 31, 2015 from $103.8 million at March 31, 2015. The increase was mainly attributable to net income of $5.0 million. Partially offsetting this increase were cash dividends declared of $1.0 million for the nine months ended December 31, 2015. Additional paid-in capital decreased by $919,000 as a result of RAMCorp’s repurchase of the remaining shares from its noncontrolling interest owner during the quarter-ended December 31, 2015. The purchase price of these shares was based on two appraisals of RAMCorp. Upon repurchase, RAMCorp retired these shares. This transaction resulted in the Bank’s ownership in RAMCorp increasing from 90% at September 30, 2015 to 100% at December 31, 2015.

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of December 31, 2015, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank’s actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):
	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital:
(To Risk-Weighted Assets)	$103,741	16.08%	$51,599	8.0%	$64,498	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	95,623	14.83	38,699	6.0	51,599	8.0
Common equity tier 1 capital:
(To Risk-Weighted Assets)	95,623	14.83	29,024	4.5	41,924	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	95,623	11.11	34,419	4.0	43,024	5.0
Tangible Capital:
(To Tangible Assets)	95,623	11.11	12,907	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total Capital:
(To Risk-Weighted Assets)	$95,713	15.89%	$48,188	8.0%	$72,282	12.0	% (1)
Tier 1 Capital:
(To Risk-Weighted Assets)	88,122	14.63	36,141	6.0	48,188	8.0
Common equity tier 1 capital:
(To Risk-Weighted Assets)	88,122	14.63	27,106	4.5	39,152	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	88,122	10.89	32,355	4.0	72,799	9.0	(1)
Tangible Capital:
(To Tangible Assets)	88,122	10.89	12,133	1.5	N/A	N/A

(1) The Bank agreed with the OCC to establish higher minimum capital ratios and to maintain a Tier 1 capital (leverage) ratio of not less than 9.0% and a total risked-based capital ratio of not less than 12.0% in order to be deemed “well capitalized”. On December 7, 2015, the Bank was notified by the OCC that the requirement to establish higher minimum capital ratios was rescinded.

For a savings and loan holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2015 the Company would have exceeded all regulatory capital requirements.

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

Liquidity management is both a short and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for a reduction in other sources of funds or on a long-term basis to support lending activities.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2015, the Company used its sources of funds primarily to fund loan commitments and purchase investment securities. At December 31, 2015, cash and available for sale investments totaled $201.0 million, or 22.7% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At December 31, 2015, the Company had no advances from the FRB and a borrowing capacity of $59.0 million from the FRB. At December 31, 2015, there were no borrowings from the FHLB and the Company had an available credit facility of $215.2 million. At December 31, 2015, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At December 31, 2015, the Bank had no wholesale-brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s aggregate CDARS and ICS balances were $25.7 million, or 3.4% of total deposits, and $37.4 million, or 5.2% of total deposits, at December 31, 2015 and March 31, 2015, respectively. Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. The Company does not currently have any internet based deposits; however, the Company will continue to have access to these funds in the future. The combination of all the Bank’s funding sources gives the Bank available liquidity of $583.8 million, or 65.9% of total assets at December 31, 2015.

At December 31, 2015, the Company had total commitments of $100.6 million, which includes commitments to extend credit of $13.4 million, unused lines of credit and undisbursed balances of $85.6 million and standby letters of credit totaling $1.6 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year totaled $81.0 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Partially offsetting these cash outflows are scheduled loan maturities of less than one year totaling $60.7 million.

As a separate legal entity from the Bank, Riverview Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2015, Riverview Bancorp, Inc. had $2.0 million in cash to meet liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $4.3 million or 0.49% of total assets at December 31, 2015 compared to $6.9 million or 0.81% of total assets at March 31, 2015.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	December 31, 2015		March 31, 2015
	Number of Loans	Balance	Number of Loans	Balance

Commercial real estate	3	$2,475	4	$3,291
Land	1	801	1	801
Consumer	18	665	8	1,226
Total	22	$3,941	13	$5,318

The Company has continued to focus on managing the residential construction and land acquisition and development portfolios. At December 31, 2015, the Company’s residential construction and land acquisition and development loan portfolios were $8.3 million and $13.1 million, respectively, as compared to $3.1 million and $15.1 million, respectively, at December 31, 2014. At December 31, 2015 and 2014, there were no nonperforming loans in the residential construction loan portfolio. The percentage of nonperforming loans in the land acquisition and development portfolio at December 31, 2015 was 6.13% compared to 5.31% a year ago. For the nine months ended December 31, 2015, there were no charge-offs in the residential construction portfolio or the land development portfolio. Recoveries in the residential construction portfolio and land development portfolio totaled $6,000 and $230,000, respectively, for the nine months ended December 31, 2015.

REO totaled $388,000 at December 31, 2015 compared to $1.6 million at March 31, 2015. During the nine months ended December 31, 2015, REO sales totaled $892,000 and valuation write-downs totaled $323,000. During the nine months ended December 31, 2015, there were no transfers to REO. The $388,000 balance of REO is comprised of residential building lots totaling $30,000 and land development property totaling $358,000. All of these properties are located in Washington and Oregon.

The allowance for loan losses was $10.2 million or 1.67% of total loans at December 31, 2015 compared to $10.8 million or 1.86% of total loans at March 31, 2015. The decrease in the balance of the allowance for loan losses at December 31, 2015 reflects the continuing trend of lower levels of delinquent and classified loans, decreased charge-offs and increased recoveries, as well as increasing real estate values, which resulted in the Company recording a recapture of loan losses of $800,000 for the nine months ended December 31, 2015.

The coverage ratio of allowance for loan losses to nonperforming loans was 258.13% at December 31, 2015 compared to 202.37% at March 31, 2015. At December 31, 2015, the Company identified $3.3 million or 83.12% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at December 31, 2015 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At December 31, 2015, the Company had TDRs totaling $15.1 million of which $12.1 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for one commercial real estate loan totaling $1.3 million that defaulted since the loan was modified. The related amount of interest income recognized on TDRs was $509,000 and $437,000 for the nine months ended December 31, 2015 and 2014, respectively.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	December 31, 2015	March 31, 2015
Loans accounted for on a non-accrual basis:
Other real estate mortgage	$3,276	$4,092
Consumer	665	1,226
Total	3,941	5,318
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	3,941	5,318
REO	388	1,603
Total nonperforming assets	$4,329	$6,921

Foregone interest on non-accrual loans (1)	$92	$433
Total nonperforming loans to total loans	0.65%	0.92%
Total nonperforming loans to total assets	0.44%	0.62%
Total nonperforming assets to total assets	0.49%	0.81%

(1) Nine months ended December 31, 2015 and year ended March 31, 2015.

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2015

Commercial real estate	$273	$1,289	$913	$-	$-	$2,475
Land	-	801	-	-	-	801
Consumer	114	-	141	233	177	665
Total nonperforming loans	387	2,090	1,054	233	177	3,941
REO	313	-	30	45	-	388
Total nonperforming assets	$700	$2,090	$1,084	$278	$177	$4,329

March 31, 2015

Commercial real estate	$993	$1,372	$926	$-	$-	$3,291
Land	-	801	-	-	-	801
Consumer	440	14	489	265	18	1,226
Total nonperforming loans	1,433	2,187	1,415	265	18	5,318
REO	706	-	852	45	-	1,603
Total nonperforming assets	$2,139	$2,187	$2,267	$310	$18	$6,921

The composition of the land development and speculative construction loan portfolios by geographical area is as follows at the dates indicated (in thousands):
	Northwest Oregon	Other Oregon	Southwest Washington	Total
December 31, 2015

Land development	$100	$2,801	$10,160	$13,061
Speculative construction	-	-	6,941	6,941
Total land development and speculative construction	$100	$2,801	$17,101	$20,002

March 31, 2015

Land development	$108	$2,895	$12,355	$15,358
Speculative construction	-	108	1,578	1,686
Total land development and speculative construction	$108	$3,003	$13,933	$17,044

Other loans of concern, which are classified as substandard loans and are not presently included in the non-accrual category, consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate. In either or both of these situations, the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category. Management considers the allowance for loan losses to be adequate to cover the probable losses inherent in these and other loans.

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	December 31, 2015		March 31, 2015
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	5	$375	7	$566
Commercial real estate	3	481	8	3,674
Multi-family	1	12	2	1,935
Commercial construction	-	-	1	1,828
Total	9	$868	18	$8,003

At December 31, 2015 and March 31, 2015, loans delinquent 30 - 89 days were 0.11% and 0.26%, respectively, of total loans. At December 31, 2015, there were no loans 30 – 89 days past due in the commercial business or commercial real estate portfolios. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 54.94% of total loans and commercial business loans represented 11.81% of total loans. At December 31, 2015, the 30-89 days delinquency rate in the real estate one-to-four family loan portfolio was 0.32%.

Off-Balance Sheet Arrangements and Other Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations and other commitments. Obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Commitments generally relate to lending operations.

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

The Company has commitments to originate fixed and variable rate mortgage loans to customers. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit include funds not disbursed but committed to construction projects and home equity and commercial lines of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Goodwill Valuation

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company has two reporting units, the Bank and RAMCorp, for purposes of evaluating goodwill for impairment. All of the Company’s goodwill has been allocated to the Bank reporting unit. The Company performs an annual review in the third quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the carrying value, goodwill at the reporting unit level is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and additional analysis must be performed to measure the amount of impairment loss, if any. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

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

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2015. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 9.0%, a net interest margin that approximated 4.2% and a return on assets that ranged from 0.83% to 1.24% (average of 1.06%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 14.2% utilized for our cash flow estimates and a terminal value estimated at 1.95 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics as those of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.10 times tangible book value. The Company calculated a fair value of its reporting unit of $143.0 million using the corporate value approach, $147.1 million using the income approach and $140.7 million using the market approach, with a final concluded value of $142.0 million, with primary weight given to the market approach. The results of the Company’s step one test indicated that the reporting units’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2015 and 2014

Net Income. Net income for the three months ended December 31, 2015 and 2014 was $1.7 million, or $0.08 per diluted share, and $1.1 million, or $0.05 per diluted share, respectively. Net income for the nine months ended December 31, 2015 and 2014 was $5.0 million, or $0.22 per diluted share, and $3.0 million, or $0.13 per diluted share, respectively. The earnings for the three and nine months ended December 31, 2015 compared to the same prior year periods primarily reflect the improvement in net interest income. Further, earnings improved for the nine months ended December 31, 2015 due to an increase in non-interest income, primarily due to increased fees and service charges and a decrease in non-interest expense, primarily due to decreases in REO expenses, professional fees and FDIC insurance premium expense. In addition, net income for the nine months ended December 31, 2015 included a recapture of loan losses of $800,000 compared to a recapture of loan losses of $1.1 million for the nine months ended December 31, 2014.

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

Net interest income for the three and nine months ended December 31, 2015 was $7.5 million and $21.8 million, respectively, representing a $769,000 and $2.0 million increase, respectively, compared to the three and nine months ended December 31, 2014. The net interest margin for the three and nine months ended December 31, 2015 was 3.69% and 3.67%, respectively, compared to 3.58% and 3.55% for the three and nine months ended December 31, 2014, respectively. This increase in the net interest margin was primarily the result of the increase in the average balance and the average yield on loans receivable.

The Company achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. At December 31, 2015, 3.83% of our loan portfolio had adjustable (floating) interest rates. At December 31, 2015, $11.4 million, or 48.79% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rates may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At December 31, 2015, $12.0 million or 1.96% of the loans in the Company’s loan portfolio were at the floor interest rate of which $10.6 million or 88.81% had yields that would begin floating again once the Wall Street Journal Prime Rate increases at least 150 basis points.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended December 31, 2015 was $7.9 million and $23.1 million, respectively, compared to $7.2 million and $21.3 million, respectively, for the same periods in the prior year. The increase was due primarily to the increase in the average balance and yield of loans which resulted in an increase in interest income on loans receivable of $611,000 and $1.6 million for the three and nine months ended December 31, 2015, respectively, compared to the same prior year period, respectively.

The average balance of net loans increased $52.4 million and $37.9 million to $606.8 million and $585.9 million for the three and nine months ended December 31, 2015, respectively, from $554.4 million and $548.0 million for the same prior year periods, respectively. The average yield on net loans was 4.66% and 4.72% for the three and nine months ended December 31, 2015, respectively, compared to 4.65% and 4.64% for the same three and nine months in the prior year, respectively. During the three and nine months ended December 31, 2015, the Company also reversed $4,000 and $9,000, respectively, of interest income on nonperforming loans compared to $2,000 and $15,000 for the same three and nine month periods in the prior year, respectively.

Interest Expense. Interest expense decreased $51,000 and $172,000 to $434,000 and $1.3 million for the three and nine months ended December 31, 2015, respectively, compared to $485,000 and $1.5 million for the three and nine months ended December 31, 2014, respectively. The decrease in interest expense was primarily the result of declining deposit costs, due to the Company’s decision to maintain low interest offerings on its deposit products in addition to the downward shift in the percentage of deposits representing certificates of deposit that yield a higher interest rate compared to savings and demand deposit accounts that yield a lower interest rate. The weighted average interest rate on interest-bearing deposits decreased to 0.20% and 0.21% for the three and nine months ended December 31, 2015 from 0.23% and 0.25%, respectively, for the same periods in the prior year.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest earned on average interest-earning assets and interest paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin (dollars in thousands):

	Three Months Ended December 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Mortgage loans	$473,998	$5,640	4.73%	$426,280	$5,029	4.68%
Non-mortgage loans	132,761	1,469	4.40	128,096	1,469	4.55
Total net loans (1)	606,759	7,109	4.66	554,376	6,498	4.65

Mortgage-backed securities (2)	116,968	638	2.17	117,023	520	1.76
Investment securities (2)	16,631	64	1.53	19,661	75	1.51
Daily interest-bearing assets	712	-	-	1,483	-	-
Other earning assets	65,690	110	0.67	51,808	110	0.84
Total interest-earning assets	806,760	7,921	3.91	744,351	7,203	3.84

Non-interest-earning assets:
Office properties and equipment, net	14,950			15,841
Other non-interest-earning assets	70,794			71,057
Total assets	$892,504			$831,249

Interest-bearing liabilities:
Regular savings accounts	$86,173	22	0.10	$72,462	18	0.10
Interest checking accounts	125,864	25	0.08	104,172	20	0.08
Money market deposit accounts	234,198	70	0.12	226,694	69	0.12
Certificates of deposit	126,579	173	0.54	144,001	215	0.59
Total interest-bearing deposits	572,814	290	0.20	547,329	322	0.23

Other interest-bearing liabilities	25,175	144	2.28	26,088	163	2.48
Total interest-bearing liabilities	597,989	434	0.29	573,417	485	0.34

Non-interest-bearing liabilities:
Non-interest-bearing deposits	180,591			146,366
Other liabilities	5,809			9,139
Total liabilities	784,389			728,922
Shareholders’ equity	108,115			102,327
Total liabilities and shareholders’ equity	$892,504			$831,249
Net interest income		$7,487			$6,718
Interest rate spread			3.62%			3.50%
Net interest margin			3.69%			3.58%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.91%			129.81%

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized;
    therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

	Nine Months Ended December 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Mortgage loans	$455,206	$16,382	4.79%	$423,193	$14,852	4.66%
Non-mortgage loans	130,730	4,376	4.46	124,848	4,303	4.57
Total net loans (1)	585,936	20,758	4.72	548,041	19,155	4.64

Mortgage-backed securities (2)	112,426	1,796	2.13	104,370	1,508	1.92
Investment securities (2)	16,162	190	1.56	20,781	257	1.64
Daily interest-bearing assets	962	-	-	1,289	-	-
Other earning assets	73,917	340	0.61	65,470	359	0.73
Total interest-earning assets	789,403	23,084	3.89	739,951	21,279	3.82

Non-interest-earning assets:
Office properties and equipment, net	15,111			16,115
Other non-interest-earning assets	71,824			69,989
Total assets	$876,338			$826,055

Interest-bearing liabilities:
Regular savings accounts	$81,828	61	0.10	$69,693	53	0.10
Interest checking accounts	123,964	74	0.08	102,281	58	0.08
Money market deposit accounts	231,356	204	0.12	227,966	209	0.12
Certificates of deposit	131,678	554	0.56	151,339	704	0.62
Total interest-bearing deposits	568,826	893	0.21	551,279	1,024	0.25

Other interest-bearing liabilities	25,025	417	2.22	25,391	458	2.39
Total interest-bearing liabilities	593,851	1,310	0.29	576,670	1,482	0.34

Non-interest-bearing liabilities:
Non-interest-bearing deposits	169,346			138,685
Other liabilities	6,303			9,679
Total liabilities	769,500			725,034
Shareholders’ equity	106,838			101,021
Total liabilities and shareholders’ equity	$876,338			$826,055
Net interest income		$21,774			$19,797
Interest rate spread			3.60%			3.48%
Net interest margin			3.67%			3.55%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.93%			128.31%

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized;
     therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended December 31, 2015 compared to December 31, 2014. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (In thousands).

	Three Months Ended December 31,			Nine Months Ended December 31,
	2015 vs. 2014			2015 vs. 2014

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$557	$54	$611	$1,118	$412	$1,530
Non-mortgage loans	50	(50)	-	185	(112)	73
Mortgage-backed securities	-	118	118	119	169	288
Investment securities (1)	(12)	1	(11)	(55)	(12)	(67)
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	25	(25)	-	43	(62)	(19)
Total interest income	620	98	718	1,410	395	1,805

Interest Expense:
Regular savings accounts	4	-	4	8	-	8
Interest checking accounts	5	-	5	16	-	16
Money market deposit accounts	1	-	1	(5)	-	(5)
Certificates of deposit	(25)	(17)	(42)	(86)	(64)	(150)
Other interest-bearing liabilities	(6)	(13)	(19)	(7)	(34)	(41)
Total interest expense	(21)	(30)	(51)	(74)	(98)	(172)
Net interest income	$641	$128	$769	$1,484	$493	$1,977

(1) Interest is presented on a fully tax-equivalent basis using a tax rate of 34%.

Provision for Loan Losses. There was no provision for loan losses for the three months ended December 31, 2015. The recapture of loan losses for the nine months ended December 31, 2015 was $800,000. This compares to the recaptures of loan losses for the three and nine months ended December 31, 2014 of $400,000 and $1.1 million, respectively. The recapture of loan losses was primarily a result of a decrease in net charge-offs and the decline in the level of delinquent, nonperforming and classified loans, as well as the stabilization of real estate values in our market areas.

Net recoveries for the three and nine months ended December 31, 2015 were $60,000 and $211,000, respectively, compared to net recoveries for the three and nine months ended December 31, 2014 totaling $100,000 and $200,000, respectively. Annualized net recoveries to average net loans were (0.05%) for both the nine month periods ended December 31, 2015 and 2014. The net recoveries occurred primarily as a result of the decrease in nonperforming loans and the improvement and stabilization of real estate values in our market areas as well as an increase in recoveries on previously charged off loans. Nonperforming loans were $3.9 million at December 31, 2015 compared to $7.7 million at December 31, 2014. The ratio of allowance for loan losses to nonperforming loans was 258.13% at December 31, 2015 compared to 151.39% at December 31, 2014. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of December 31, 2015, the Company had identified $15.4 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $14.2 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying amount of the loan, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $358,000 from their original loan balances. The remaining $1.2 million have specific valuation allowances totaling $119,000.

Non-Interest Income. Non-interest income increased $153,000 and $485,000 for the three and nine months ended December 31, 2015, respectively, compared to the same prior year periods. The increase for the nine months ended December 31, 2015 was due primarily to an increase in fees and services charges of $480,000 primarily as a result of an increase in prepayment penalties on loan payoffs and an increase in asset management fees of $207,000 due to an increase in assets under management. Partially offsetting these increases was a decrease in other non-interest income for the nine months ended December 31, 2015 due to an increase on loss on the sale of REO properties of $69,000. Further, for the nine months ended December 31, 2014, the Company recorded a gain on the sale of investment securities of $158,000. There were no gains on sale of investment securities for the nine months ended December 31, 2015.

Non-Interest Expense. Non-interest expense decreased for the three and nine months ended December 31, 2015 as compared to the same prior year period. Non-interest expense decreased $297,000 to $7.3 million for three months ended December 31, 2015 compared to $7.6 million for same prior year period. The decrease for the three months ended December 31, 2015 was mainly due to a decrease in data processing, state and local taxes and professional fees of $71,000, $60,000 and $80,000, respectively, compared to the same prior year period.

Non-interest expense decreased $677,000 to $22.4 million for the nine months ended December 31, 2015 compared to $23.1 million for same prior year period. REO expenses (which include operating costs and write-downs on REO property) decreased $390,000 for the nine months ended December 31, 2015 primarily due to the overall decrease in REO balances at December 31, 2015 compared to December 31, 2014. Further, occupancy and depreciation, FDIC insurance premiums and professional fees decreased $109,000, $123,000 and $175,000, respectively, for the nine months ended December 31, 2015 compared to the same prior year period. Partially offsetting these decreases was an increase in salaries and employee benefits of $115,000 for the nine months ended December 31, 2015 compared to the same prior year period. Furthermore, other non-interest expense increased due to an increase in stock related expenses of $102,000 compared to the same prior year period.

Income Taxes. The provision for income taxes was $849,000 and $2.4 million for the three and nine months ended December 31, 2015, respectively, compared to a provision for income taxes of $587,000 and $1.5 million for the three and nine months ended December 31, 2014, respectively. The effective tax rate was 33.2% and 32.9% for the three and nine months ended December 31, 2015, respectively, compared to 33.8% for each of the three and nine months ended December 31, 2014. As of December 31, 2015, management deemed that a deferred tax asset valuation allowance related to the Company’s deferred tax asset was not necessary. At December 31, 2015, the Company had a deferred tax asset of $10.8 million compared to $12.6 million at March 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2015 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2015 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2015 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter-ended December 31, 2015, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements attributable to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                    None

Item 3. Defaults Upon Senior Securities

                    Not applicable

Item 4. Mine Safety Disclosures

                   Not applicable

Item 5. Other Information

                    Not applicable

Item 6. Exhibits

(a)	Exhibits:

	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Bylaws of the Registrant (1)
	4	Form of Certificate of Common Stock of the Registrant (1)
	10.1	Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, and Kevin J. Lycklama (2)
	10.2	Form of Change in Control Agreement between the Bank and each of Patrick Sheaffer, Ronald A. Wysaske and Kevin J. Lycklama (2)
	10.3	Form of Employment Agreement between the Bank and John A. Karas (3)
	10.4	Employee Severance Compensation Plan (4)
	10.5	Employee Stock Ownership Plan (5)
	10.6	1998 Stock Option Plan (6)
	10.7	2003 Stock Option Plan (7)
	10.8	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (8)
	10.9	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (8)
	10.10	Deferred Compensation Plan (9)
10.11
Standstill Agreement, dated August 26, 2015, by and among, Riverview Bancorp, Inc. and Ancora Advisors, LLC, Merlin Partners LP, Ancora Catalyst Fund, Frederick DiSanto, Brian Hopkins, Patrick Sweeney and James M. Chadwick (10)

	11	Statement of recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
	31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

RIVERVIEW BANCORP, INC.

By:	/S/ Patrick Sheaffer	By:	/S/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Executive Officer)

Date:	February 9, 2016	Date:	February 9, 2016

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements