Form 10-K
period 2016-03-31
RIVERVIEW BANCORP INC
filed 2016-06-14
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2016 OR

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                    Accelerated filer ☒                    Non-accelerated filer ☐                    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2015 was $106,912,478 (22,507,890 shares at $4.75 per share). As of May 31, 2016, there were issued and outstanding 22,507,890 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (Part III).

Forward-Looking Statements

As used in this Form 10-K, the terms "we," "our," "us," "Riverview" and "Company" refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-K, the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook," or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company's allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company's market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company's net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company's market areas; secondary market conditions for loans and the Company's ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank's regulatory capital position or affect the Company's ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company's business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company's ability to attract and retain deposits; increases in premiums for deposit insurance; the Company's ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company's assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company's consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company's workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company's ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company's ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company's ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services, and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2017 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company's consolidated financial condition and consolidated results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the "Bank"). At March 31, 2016, the Company had total assets of $921.2 million, total deposits of $779.8 million and shareholders' equity of $108.3 million. The Company's executive offices are located in Vancouver, Washington.

The Company is subject to regulation by the Board of Governors of the Federal Reserve Systems ("Federal Reserve"). Substantially all of the Company's business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF"). The Bank has been a member of the Federal Home Loan Bank System ("FHLB") of Des Moines, which is one of the 11 regional banks in the Federal Home Loan Bank System ("FHLB System").

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's loan portfolio totaled $614.9 million at March 31, 2016 compared to $569.0 million a year ago.

Most recently, the Company's primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. Beginning in 2014, the Company began purchasing from time to time pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments. These automobile loans are originated through a single dealership group located outside the Company's primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller

The Company's strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of our new loan originations – which are mainly concentrated in commercial business, commercial real estate and multifamily loans – carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate consumer real estate one-to-four family mortgages.

At March 31, 2016, checking accounts totaled $323.9 million, or 41.5% of our total deposit mix compared to $267.4 million or 37.1% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Bank's subsidiary, Riverview Asset Management Corp. ("RAMCorp"), a trust and financial services company, and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves.

Market Area

The Company conducts operations from its home office in Vancouver and 17 branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland, Gresham and Aumsville, Oregon. We believe we are well positioned to attract new customers and to increase our market share through our branch network. RAMCorp is located in downtown Vancouver, Washington, and provides full-service brokerage activities, trust and asset management services. Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank. The Bank's Business and Professional Banking Division, with two lending offices in Vancouver and one lending office in Portland, Oregon offers commercial and business banking services. The Bank also operates a lending office for mortgage banking activities in Vancouver.

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, Wafer Tech, Nautilus, Barrett Business Services, PeaceHealth and Fisher Investments, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area and the Portland metropolitan area are sources of tourism, which has helped to transform the area from its past dependence on the timber industry.

Economic conditions in the Company's market areas have continued to improve from the recent recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 6.3% at March 31, 2016 compared to 6.7% at March 31, 2015. According to the Oregon Employment Department, unemployment in Portland decreased to 3.9% at March 31, 2016 compared to 4.8% at March 31, 2015. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland, Oregon have decreased to 1.3 months at March 31, 2016 compared to 1.9 months at March 31, 2015. Residential home inventory levels in Clark County have decreased to 1.7 months at March 31, 2016 compared to 2.6 months at March 31, 2015. According to the RMLS, closed home sales in March 2016 in Clark County increased 14.2% compared to March 2015. Closed home sales during March 2016 in Portland increased 4.4% compared to March 2015. The Company has also seen an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area have been thriving and the vacancy rates in the Portland/Vancouver area have been relatively low.

Lending Activities

General.  At March 31, 2016, the Company's net loans receivable totaled $614.9 million, or 66.8% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors ("Board") and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio, excluding loans held for sale, by type of loan at the dates indicated (dollars in thousands).

	At March 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and construction:
Commercial business	$69,397	11.11%	$77,186	13.31%	$71,632	13.43%	$71,935	13.42%	$87,238	12.74%
Other real estate mortgage (1)	399,527	63.94	345,506	59.60	324,881	60.90	355,397	66.30	434,763	63.49
Real estate construction	26,731	4.28	30,498	5.26	19,482	3.65	9,675	1.81	25,791	3.76
Total commercial and construction	495,655	79.33	453,190	78.17	415,995	77.98	437,007	81.53	547,792	79.99
Consumer:
Real estate one-to-four family	88,780	14.21	89,801	15.49	93,007	17.43	97,140	18.12	134,975	19.71
Other installment	40,384	6.46	36,781	6.34	24,486	4.59	1,865	0.35	2,042	0.30
Total consumer	129,164	20.67	126,582	21.83	117,493	22.02	99,005	18.47	137,017	20.01
Total loans	624,819	100.00%	579,772	100.00%	533,488	100.00%	536,012	100.00%	684,809	100.00%
Less:
Allowance for loan losses	9,885		10,762		12,551		15,643		19,921
Total loans receivable, net	$614,934		$569,010		$520,937		$520,369		$664,888

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans.

Loan Portfolio Composition. The following tables set forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands).
	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2016

Commercial business	$69,397	$-	$-	$69,397
Commercial construction	-	-	16,716	16,716
Office buildings	-	107,986	-	107,986
Warehouse/industrial	-	55,830	-	55,830
Retail/shopping centers/strip malls	-	61,600	-	61,600
Assisted living facilities	-	1,809	-	1,809
Single purpose facilities	-	126,524	-	126,524
Land	-	12,045	-	12,045
Multi-family	-	33,733	-	33,733
One-to-four family construction	-	-	10,015	10,015
Total	$69,397	$399,527	$26,731	$495,655

March 31, 2015

Commercial business	$77,186	$-	$-	$77,186
Commercial construction	-	-	27,967	27,967
Office buildings	-	86,813	-	86,813
Warehouse/industrial	-	42,173	-	42,173
Retail/shopping centers/strip malls	-	60,736	-	60,736
Assisted living facilities	-	1,846	-	1,846
Single purpose facilities	-	108,123	-	108,123
Land	-	15,358	-	15,358
Multi-family	-	30,457	-	30,457
One-to-four family construction	-	-	2,531	2,531
Total	$77,186	$345,506	$30,498	$453,190

Commercial Business Lending. At March 31, 2016, the commercial business loan portfolio totaled $69.4 million, or 11.1% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company's commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Additionally, the borrower's cash flow may be unpredictable and collateral securing these loans may fluctuate in value.

Other Real Estate Mortgage Lending.  At March 31, 2016, the other real estate lending portfolio totaled $399.5 million, or 63.9% of total loans. The Company originates other real estate loans including office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively "commercial real estate loans"); as well as land and multi-family loans primarily located in its market area. At March 31, 2016, owner occupied properties accounted for 34.7% and non-owner occupied properties accounted for 65.3% of the Company's commercial real estate portfolio.

Commercial real estate and multi-family loans typically have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one-to-four family residential loans. As a result, commercial real estate and multi-family loans are generally priced at a higher rate of interest than residential one-to-four family loans. Often payments on loans secured by commercial properties are dependent on the successful operation and management of the property securing the loan or business conducted on the property securing the loan; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The Company seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. Loans are secured by first mortgages and often require specified debt service coverage ("DSC") ratios depending on the characteristics of the collateral. The Company generally imposes a minimum DSC ratio of 1.20 for loans secured by income producing properties. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower's financial condition and credit history, loan-to-value ratio, DSC ratio and other factors.

The Company actively pursues commercial real estate loans. New loan originations within the Company's market area were very competitive in fiscal year 2016 as stabilizing economic conditions resulted in an increase in loan demand from creditworthy borrowers and permitted existing borrowers with non-accrual loans to return to a current payment status and refinance elsewhere. At March 31, 2016, the Company had two commercial real estate loans totaling $1.6 million on non-accrual status compared to four commercial real estate loans totaling $3.3 million at March 31, 2015. For more information concerning risks related to commercial real estate loans, see Item 1A. "Risk Factors – Our emphasis on commercial real estate lending may expose us to increased lending risks."

Land acquisition and development loans are included in the other real estate mortgage portfolio balance, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchases and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sales to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. In recent months, statistics reflect an increase in demand and sales of building lots in the Company's primary market area resulting in an increase in the number of closed sales for land and building lots as compared to previous years. At March 31, 2016, land acquisition and development loans totaled $12.0 million, or 1.93% of total loans compared to $15.4 million, or 2.65% of total loans at March 31, 2015. The largest land acquisition and development loan had an outstanding balance at March 31, 2016 of $1.7 million and was performing according to its original payment terms. At March 31, 2016, all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At both March 31, 2016 and 2015, the Company had one land acquisition and development loan totaling $801,000 on non-accrual status.

Real Estate Construction.  The Company originates three types of residential construction loans: (i) speculative construction loans, (ii) custom/presold construction loans and (iii) construction/permanent loans. The Company also originates construction loans for the development of business properties and multi-family dwellings. All of the Company's real estate construction loans were made on properties located in Washington and Oregon.

The composition of the Company's construction loan portfolio including undisbursed funds was as follows at the dates indicated (dollars in thousands):
	At March 31,
	2016		2015
	Amount (1)	Percent	Amount (1)	Percent

Speculative construction	$6,089	8.76%	$885	1.71%
Commercial/multi-family construction	50,174	72.22	45,096	87.15
Custom/presold construction	10,529	15.16	4,098	7.92
Construction/permanent	2,681	3.86	1,666	3.22
Total	$69,473	100.00%	$51,745	100.00%
(1) Includes undisbursed funds of $42.7 million and $21.2 million at March 31, 2016 and 2015, respectively.

At March 31, 2016, the balance of the Company's construction loan portfolio, including undisbursed funds, was $69.5 million compared to $51.7 million at March 31, 2015. The $17.7 million increase was primarily due to an increase of $5.2 million in speculative construction loans, $5.1 million increase in commercial/multi-family construction loans and $6.4 million increase in custom/presold construction loans. The Company plans to continue to proactively manage its construction loan portfolio in fiscal year 2017 and will continue to originate new construction loans to selected customers.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2016 was a loan to finance the construction of a single family home totaling $261,000. This loan is to a single borrower that is secured by a property located in the Company's market area. At March 31, 2016 and 2015, the Company had no speculative construction loans on non-accrual.

The composition of speculative construction and land acquisition and development loans by geographical area is as follows at the dates indicated (in thousands):
	Northwest Oregon	Other Oregon	Southwest Washington	Total
March 31, 2016

Land development	$97	$2,766	$9,182	$12,045
Speculative construction	400	-	7,711	8,111
Total land development and speculative construction	$497	$2,766	$16,893	$20,156

March 31, 2015

Land development	$108	$2,895	$12,355	$15,358
Speculative construction	-	108	1,578	1,686
Total land development and speculative construction	$108	$3,003	$13,933	$17,044

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Presold construction loans are generally originated for a term of 12 months. At March 31, 2016 and 2015, presold construction loans totaled $5.0 million and $1.2 million, respectively.

Unlike speculative and presold construction loans, custom construction loans are made directly to the homeowner. At March 31, 2016 and 2015, the Company had no custom construction loans. Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed rate mortgage loan or an adjustable rate mortgage ("ARM") loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the interest rate of the Company-originated fixed rate permanent loan is set at a market rate. For adjustable rate loans, the interest rates adjust on their first adjustment date. See "—Mortgage Brokerage," and "—Mortgage Loan Servicing." At March 31, 2016, construction/permanent loans totaled $1.9 million, the largest of which had an outstanding balance of $551,000 and was performing according to its original repayment terms.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2016, such loans totaled $16.7 million, or 62.53% of total real estate construction loans and 2.68% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company's market area. At March 31, 2016, the largest commercial construction loan had a balance of $4.3 million and was performing according to its original repayment terms. At March 31, 2016 and 2015, the Company had no commercial construction loans on non-accrual status.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than the rates and fees generated by its single-family permanent mortgage lending. Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project, as well as the time needed to sell the property at completion. The nature of these loans is such that they are generally more difficult to evaluate and monitor. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project.  Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Further, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. For additional information concerning the risks related to construction lending, see Item 1A. "Risk Factors – Our real estate construction and land acquisition or development loans expose us to risk."

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

Consumer Lending. Consumer loans totaled $129.2 million at March 31, 2016, comprised of $67.6 million of one-to-four family mortgage loans, $18.8 million of home equity lines of credit, $2.4 million of land loans to consumers for the future construction of one-to-four family homes and $40.4 million of other secured and unsecured consumer loans, which primarily consisted of purchased automobile loans.

One-to-four family residences located in the Company's primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed rate mortgages and ARMs with repricing based on the one-year constant maturity U.S. Treasury index or other index. At March 31, 2016, the Company had three residential real estate loans totaling $251,000 on non-accrual status compared to six loans totaling $1.2 million at March 31, 2015. All of these loans were secured by properties located in Oregon and Washington.

The Company also purchases, from time to time, pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than on its cash or short-term investments. These indirect automobile loans are originated through a single dealership group located outside the Company's primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. The Company purchased a total of $15.6 million and $20.8 million of automobile loans during fiscal years 2016 and 2015, respectively. The Company may purchase additional automobile loans during fiscal year 2017, subject to these loans meeting our investment criteria, underwriting standards and internal loan concentration limits. At March 31, 2016, eight of the purchased automobile loans were on non-accrual status totaling $83,000. At March 31, 2015, two of the purchased automobile loans were on non-accrual status totaling $18,000.

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. These consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. At March 31, 2016 and 2015, excluding the purchased automobile loans noted above, the Company had no installment loans on non-accrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2016 regarding the dollar amount of loans maturing in the Company's total loan portfolio based on their contractual terms to maturity but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments or stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees (in thousands).
	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:
Commercial business	$14,926	$16,548	$9,364	$24,724	$3,835	$69,397
Other real estate mortgage	31,303	92,794	22,907	182,610	69,913	399,527
Real estate construction	7,755	2,567	-	7,916	8,493	26,731
Total commercial and construction	53,984	111,909	32,271	215,250	82,241	495,655
Consumer:
Real estate one-to-four family	801	893	2,283	5,212	79,591	88,780
Other installment	1,445	3,060	28,198	7,619	62	40,384
Total consumer	2,246	3,953	30,481	12,831	79,653	129,164
Total loans	$56,230	$115,862	$62,752	$228,081	$161,894	$624,819

The following table sets forth the dollar amount of loans due after one year from March 31, 2016, which have fixed and adjustable interest rates (in thousands)
 .
	Fixed Rate	Adjustable Rate	Total

Commercial and construction:
Commercial business	$32,135	$22,336	$54,471
Other real estate mortgage	122,739	245,485	368,224
Real estate construction	4,319	14,657	18,976
Total commercial and construction	159,193	282,478	441,671
Consumer:
Real estate one-to-four family	65,372	22,607	87,979
Other installment	38,475	464	38,939
Total consumer	103,847	23,071	126,918
Total loans	$263,040	$305,549	$568,589

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. At March 31, 2016, the Company had outstanding commitments to originate loans of $41.9 million compared to $17.1 million at March 31, 2015.

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of, and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a portion of the origination fee. During the year ended March 31, 2016, brokered loans totaled $43.3 million (including $39.1 million brokered to the Company) compared to $43.1 million (including $32.7 million brokered to the Company) of brokered loans in fiscal year 2015. Gross fees of $608,000, which includes brokered loan fees and loans sold to the Federal Home Loan Mortgage Company ("FHLMC"), were earned for the year ended March 31, 2016. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC. The Company generally sells fixed-rate residential one-to-four family mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset liability strategy. Mortgage loans are sold to the FHLMC on a non-recourse basis whereby foreclosure losses are the responsibility of the FHLMC and not the Company. The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to the FHLMC. Upon sale, the Company continues to collect payments on the loans, supervise foreclosure proceedings, and otherwise service the loans. At March 31, 2016, total loans serviced for others were $122.1 million, of which $117.1 million were serviced for the FHLMC.

Nonperforming Assets.  Nonperforming assets were $3.3 million or 0.36% of total assets at March 31, 2016 compared with $6.9 million or 0.81% of total assets at March 31, 2015. The Company also had net recoveries totaling $273,000 during fiscal 2016 compared to $11,000 during fiscal 2015. Credit quality challenges continued to lessen in the past fiscal year and the real estate market in our primary market area has improved steadily. Although it appears the economic conditions have stabilized, a prolonged weak economy in our market area could result in increases in nonperforming assets, increases in the provision for loan losses and charge-offs in the future.

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

The Company has continued to focus on managing the residential construction and land acquisition and development portfolios. At March 31, 2016, the Company's residential construction and land acquisition and development loan portfolios were $10.0 million and $12.0 million, respectively as compared to $2.5 million and $15.4 million, respectively, at March 31, 2015. At March 31, 2016 and 2015, there were no nonperforming loans in the residential construction loan portfolio. At March 31, 2016 and 2015, the percentage of nonperforming loans in the land acquisition and development portfolios was 6.65% and 5.21%, respectively. For the year ended March 31, 2016, the charge-off (recovery) ratio for the residential construction and land development portfolios was (0.09)% and (2.41)%, respectively compared to 0.00% and (1.72)%, respectively, for the year ended March 31, 2015.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands).
	March 31, 2016		March 31, 2015
	Number of Loans	Balance	Number of Loans	Balance

Commercial real estate	2	$1,559	4	$3,291
Land	1	801	1	801
Consumer	12	354	8	1,226
Total	15	$2,714	13	$5,318

Nonperforming loans decreased as a result of the Company's aggressive efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings. All of these loans are to borrowers with properties located in Oregon and Washington, with the exception of nine automobile loans totaling $103,000 (eight nonaccrual automobile loans totaling $83,000 and one accruing automobile loan contractually 90 days past due totaling $20,000). At March 31, 2016, 86.93% of the Company's nonperforming loans, totaling $2.4 million, were measured for impairment. These loans have been charged down to the estimated fair market value of the collateral less selling costs or carry a specific reserve to reduce the net carrying value. There were no reserves associated with these impaired loans at March 31, 2016. At March 31, 2016, the largest single nonperforming loan was a commercial real estate loan totaling $1.3 million. This loan was measured for impairment during fiscal year 2016 and management determined that a specific reserve was not required.

The balance of nonperforming assets included $595,000 in real estate owned ("REO") at March 31, 2016. The REO was comprised of a residential building lot totaling $26,000 (which subsequently sold in April 2016), a land development property totaling $271,000 and a one-to-four family real estate property totaling $298,000. All of the REO properties are located in Oregon and Washington. As a result of the Company's decision to aggressively price its REO properties for quicker liquidation, the Company had $369,000 in write-downs on existing REO properties during fiscal year 2016. Total REO sales were $937,000 during fiscal year 2016. During fiscal year 2016, maintenance and operating expenses for these properties totaled $198,000. The orderly resolution of nonperforming loans and REO properties remains a priority for management. Because of the uncertain nature of the real estate market, no assurance can be given as to the timing of ultimate disposition of such assets or that the selling price will be at or above the carrying value. Declines in real estate values in our area could lead to additional valuation adjustments, which would have an adverse effect on our results of operations.

The following table sets forth information regarding the Company's nonperforming assets at the dates indicated (in thousands).

	At March 31,
	2016	2015	2014	2013	2012

Loans accounted for on a non-accrual basis:
Commercial business	$-	$-	$452	$1,349	$3,930
Other real estate mortgage	2,360	4,092	10,881	16,550	28,562
Real estate construction	-	-	-	175	7,756
Consumer	334	1,226	2,729	3,059	3,915
Total	2,694	5,318	14,062	21,133	44,163
Accruing loans which are contractually past due 90 days or more	20	-	-	-	-
Total nonperforming loans	2,714	5,318	14,062	21,133	44,163
REO	595	1,603	7,703	15,638	18,731
Total nonperforming assets	$3,309	$6,921	$21,765	$36,771	$62,894

Foregone interest on non-accrual loans	$112	$433	$949	$1,420	$2,313

The following table sets forth information regarding the Company's nonperforming assets by loan type and geographical area at the dates indicated (in thousands).

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2016

Commercial real estate	$269	$1,290	$-	$-	$-	$1,559
Land	-	801	-	-	-	801
Consumer	112	-	139	-	103	354
Total nonperforming loans	381	2,091	139	-	103	2,714
REO	271	-	26	298	-	595
Total nonperforming assets	$652	$2,091	$165	$298	$103	$3,309

March 31, 2015

Commercial real estate	$993	$1,372	$926	$-	$-	$3,291
Land	-	801	-	-	-	801
Consumer	440	14	489	265	18	1,226
Total nonperforming loans	1,433	2,187	1,415	265	18	5,318
REO	706	-	852	45	-	1,603
Total nonperforming assets	$2,139	$2,187	$2,267	$310	$18	$6,921

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands).

	March 31, 2016		March 31, 2015
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	5	$363	7	$566
Commercial real estate	4	1,225	8	3,674
Multi-family	1	12	2	1,935
Commercial construction	-	-	1	1,828
Total	10	$1,600	18	$8,003

At March 31, 2016, loans delinquent 30 to 89 days were 0.10% of total loans compared to 0.26% at March 31, 2015. There were no delinquent loans 30 to 89 days past due in our commercial real estate ("CRE") and commercial business loan portfolios. CRE loans represent the largest portion of our loan portfolio at 56.62% of total loans and the commercial business loans represent 11.11% of total loans.

Troubled debt restructurings ("TDRs") are loans where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At March 31, 2016, the Company had TDRs totaling $13.9 million of which $11.8 million were on accrual status. The $2.1 million of TDRs accounted for on a non-accrual basis at March 31, 2016, are included as nonperforming loans in the nonperforming asset table above. However, all of the Company's TDRs are paying as agreed except for one of the Company's commercial real estate TDRs that totaled $1.3 million at March 31, 2016, that was restructured during fiscal year 2014 and defaulted subsequent to modification. The related amount of interest income recognized on these TDRs was $644,000 for the year ended March 31, 2016.

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

The accrual status of a loan may change after it has been classified as a TDR. The Company's general policy related to TDRs is to perform a credit evaluation of the borrower's financial condition and prospects for repayment under the revised terms. This evaluation includes consideration of the borrower's sustained historical repayment performance for a reasonable period of time. A sustained period of repayment performance generally would be a minimum of six months and may include repayments made prior to the restructuring date. If repayment of principal and interest appears doubtful, it is placed on non-accrual status.

In accordance with the Company's policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payment in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months will be charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale would result in full repayment of the outstanding loan balance. Once any of these or other potential sources of repayment are exhausted, the impaired portion of the loan is charged-off, unless an updated valuation of the collateral reveals no impairment. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is promptly charged off.

Asset Classification. The OCC has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OCC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:  substandard, doubtful and loss (collectively "classified loans"). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

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

The aggregate amount of the Company's classified loans (comprised entirely of substandard loans), general loss allowances, specific loss allowances and charge‑offs were as follows at the dates indicated (in thousands):

	At or For the Year
	Ended March 31,
	2016	2015

Classified loans	$4,294	$13,321

General loss allowances	9,775	10,615
Specific loss allowances	110	147
Net recoveries	(273)	(11)

All of the loans on non-accrual status as of March 31, 2016 were categorized as classified loans. Classified loans at March 31, 2016 were comprised of five commercial business loans totaling $363,000, six commercial real estate loans totaling $2.8 million (the largest of which was the $1.3 million TDR discussed above), one multi-family loan totaling $12,000, one land development loan totaling $801,000, three one-to-four family real estate loans totaling $251,000 and eight purchased automobile loans totaling $83,000.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses existing at the balance sheet date. The key components to the evaluation are the Company's internal loan review function by its credit administration, which reviews and monitors the risk and quality of the loan portfolio; as well as the Company's external loan reviews and its loan classification systems. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. Credit administration approves any changes to loan grades and monitors loan grades. For additional discussion of the Company's methodology for assessing the appropriate level of the allowance for loan losses see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

At March 31, 2016, the Company had an allowance for loan losses of $9.9 million, or 1.58% of total loans, compared to $10.8 million, or 1.86% at March 31, 2015. The decrease in the balance of the allowance for loan losses at March 31, 2016 reflects the continuing trend of lower levels of delinquent, nonperforming and classified loans and decreased charge-offs, as well as stabilizing real estate values in our market areas compared to the prior fiscal year, which resulted in the Company recording a recapture of loan losses of $1.2 million for the year ended March 31, 2016. Nonperforming loans decreased $2.6 million and 30-89 day delinquent loans also decreased $875,000 during the year ended March 31, 2016. Classified loans were $4.3 million at March 31, 2016 compared to $13.3 million at March 31, 2015. The decrease in nonperforming and classified assets can be attributed to the Company's efforts to reduce its level of nonperforming and classified assets through write-downs, collections and modifications.

The coverage ratio of allowance for loan losses to nonperforming loans was 364.22% at March 31, 2016 compared to 202.37% at March 31, 2015. This coverage ratio increased from March 31, 2015 primarily as a result of the decrease in nonperforming loans. The Company's general valuation allowance to non-impaired loans was 1.60% and 1.90% at March 31, 2016 and 2015, respectively.

Management considers the allowance for loan losses to be adequate at March 31, 2016 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio and the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"). However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated (dollars in thousands).

	Year Ended March 31,
	2016	2015	2014	2013	2012

Balance at beginning of year	$10,762	$12,551	$15,643	$19,921	$14,968
Provision for (recapture of) loan losses	(1,150)	(1,800)	(3,700)	900	29,350
Recoveries:
Commercial and construction
Commercial business	30	34	526	118	29
Other real estate mortgage	331	271	873	1,263	103
Real estate construction	6	-	4	228	3
Total commercial and construction	367	305	1,403	1,609	135
Consumer
Real estate one-to-four family	153	158	304	138	12
Other installment	27	12	7	1	3
Total consumer	180	170	311	139	15
Total recoveries	547	475	1,714	1,748	150
Charge-offs:
Commercial and construction
Commercial business	-	120	340	1,606	2,801
Other real estate mortgage	-	233	406	3,869	16,895
Real estate construction	-	-	11	141	2,101
Total commercial and construction	-	353	757	5,616	21,797
Consumer
Real estate one-to-four family	8	53	346	1,238	2,694
Other installment	266	58	3	72	56
Total consumer	274	111	349	1,310	2,750

Total charge-offs	274	464	1,106	6,926	24,547

Net charge-offs (recoveries)	(273)	(11)	(608)	5,178	24,397

Balance at end of year	$9,885	$10,762	$12,551	$15,643	$19,921
Ratio of allowance to total loans outstanding at end of year	1.58%	1.86%	2.35%	2.92%	2.91%
Ratio of net charge-offs (recoveries) to average net loans outstanding during year	(0.05)	0.00	(0.12)	0.86	3.51
Ratio of allowance to total nonperforming loans	364.22	202.37	89.25	74.02	45.11

The Company's allowance consists of specific, general and unallocated components. The Company's specific allowance decreased from the prior year due to a decrease in the balance of impaired loans during the year. The general component also decreased from the prior year due to a decrease in the balance of classified and nonperforming loans and a decrease in charge-offs during the year. The unallocated component also decreased from the prior year as a result of the economic improvement noted in the Company's primary market area.

The following table sets forth the breakdown of the allowance for loan losses by loan category as of the date of the allocation for the periods indicated (dollars in thousands).

	At March 31,
	2016		2015		2014		2013		2012
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans

Commercial and construction:
Commercial business	$1,048	11.11%	$1,263	13.31%	$2,409	13.43%	$2,128	13.42%	$2,688	12.74%
Other real estate mortgage	5,310	63.94	5,155	59.60	5,812	60.90	8,539	66.30	11,626	63.49
Real estate construction	416	4.28	769	5.26	387	3.65	221	1.81	412	3.76
Consumer:
Real estate one-to-four family	1,652	14.21	1,881	15.49	2,190	17.43	2,868	18.12	3,220	19.71
Other installment	751	6.46	667	6.34	463	4.59	81	0.35	54	0.30
Unallocated	708	-	1,027	-	1,290	-	1,806	-	1,921	-
Total allowance for loan losses	$9,885	100.00%	$10,762	100.00%	$12,551	100.00%	$15,643	100.00%	$19,921	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns. The policy permits investment in various types of liquid assets permissible under OCC regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds and mortgage-backed securities ("MBS"), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying securities into one of three categories:  held to maturity, available for sale or trading. At March 31, 2016, no investment securities were held for trading. See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

The Company primarily purchases agency securities with maturities of five years or less and purchases a combination of mortgage-backed securities backed by government agencies (FHLMC, Fannie Mae ("FNMA"), U.S. Small Business Administration ("SBA") or Ginnie Mae ("GNMA")). At March 31, 2016, the Company owned no privately issued mortgage-backed securities. Our real estate mortgage investment conduits ("REMICS") consist of FHLMC and FNMA securities and our CRE mortgage-backed securities consist of FNMA securities. The Company does not believe that it has any exposure to sub-prime lending in its investment securities portfolio. See Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated (dollars in thousands).

	At March 31,
	2016		2015		2014
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Available for sale (at estimated fair value):
Trust preferred securities	$1,808	1.20%	$1,812	1.61%	$1,903	1.86%
Agency securities	19,569	12.98	13,939	12.38	21,491	21.06
REMICs	43,924	29.14	22,709	20.18	7,150	7.00
Mortgage-backed securities	76,353	50.64	68,514	60.87	65,413	64.09
Other mortgage-backed securities	9,036	5.99	5,489	4.88	6,012	5.89
	150,690	99.95	112,463	99.92	101,969	99.90

Held to maturity (at amortized cost):
Mortgage-backed securities	75	0.05	86	0.08	101	0.10

Total investment securities	$150,765	100.00%	$112,549	100.00%	$102,070	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2016 (dollars in thousands).

	One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

Trust preferred securities	$-	-%	$-	-%	$1,808	5.11%
Agency securities	16,559	1.17	3,010	1.29	-	-
REMICs	2,538	2.13	2,973	2.35	38,413	1.98
Mortgage-backed securities	-	-	8,000	1.89	68,428	2.09
Other mortgage-backed securities	-	-	3,714	2.22	5,322	1.98
Total	$19,097	1.30%	$17,697	1.93%	$113,971	2.10%
(1)    For available for sale securities carried at estimated fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

Management reviews investment securities quarterly for the presence of other than temporary impairment ("OTTI"), taking into consideration current market conditions, the extent and nature of changes in estimated fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts' evaluations, the Company's ability and intent to hold investments until a recovery of estimated fair value, which may be maturity, as well as other factors. A $1.8 million investment security that the Company currently holds is a single collateralized debt obligation ("CDO") which is secured by a pool of trust preferred securities issued by other bank holding companies. There was no impairment charge of this security for the years ended March 31, 2016, 2015 or 2014. Management believes that it is probable that principal payments will exceed the Company's recorded investment in this security, that the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the anticipated recovery of the remaining amortized cost basis. The Company estimated the fair value of the security at March 31, 2016 to be $1.8 million.

For additional information related to this security and our Level 3 estimated fair value measurements see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at March 31, 2016 and 2015," "Estimated Fair Value of Level 3 Assets," and Notes 3 and 16 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Deposit Accounts. The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Company has focused on building customer relationship deposits which includes both business and consumer depositors. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and customer preferences and concerns.

The following table sets forth the average balances of deposit accounts held by the Company at the dates indicated (dollars in thousands).
	Year Ended March 31,
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest-bearing demand	$170,612	0.00%	$140,949	0.00%	$120,290	0.00%
Interest checking	127,161	0.08	104,719	0.08	93,395	0.11
Regular savings accounts	84,485	0.10	71,202	0.10	59,844	0.15
Money market accounts	231,873	0.12	229,840	0.12	224,689	0.21
Certificates of deposit	129,427	0.55	148,573	0.61	174,522	0.75
Total	$743,558	0.16%	$695,283	0.19%	$672,740	0.29%

Deposit accounts totaled $779.8 million at March 31, 2016 compared to $720.9 million at March 31, 2015. The Company did not have any wholesale-brokered deposits at March 31, 2016 and 2015. The Company continues to focus on core deposits and growth around customer relationships as opposed to obtaining deposits through the wholesale markets. The Company has continued to experience increased competition for customer deposits within its market area. Customer branch deposit balances increased $53.1 million since March 31, 2015. The Company had $27.1 million, or 3.5% of total deposits, in Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") deposits, which were gathered from customers within the Company's primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

At March 31, 2016 and 2015, deposits from RAMCorp totaled $4.9 million and $4.4 million, respectively. These deposits were included in interest-bearing accounts and represent assets under management by RAMCorp. At March 31, 2016 and 2015, the Company also had $15.5 million and $12.4 million, respectively in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2016 and 2015, the Company did not have any deposits through this listing service as the Company chose not to utilize these internet based deposits. Although the Company does not currently have any internet based deposits, the Company will continue to have access to these funds in the future. The Company may also utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions.

Deposit growth remains a key strategic focus for the Company and our ability to achieve deposit growth, particularly growth in core deposits, is subject to many risk factors including the effects of competitive pricing pressures, changing customer deposit behavior, and increasing or decreasing interest rate environments. Adverse developments with respect to any of these risk factors could limit the Company's ability to attract and retain deposits and could have a material negative impact on the Company's financial condition, results of operations and cash flows.

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2016 (dollars in thousands).
Maturity Period	Amount	Weighted Average Rate

Three months or less	$11,514	0.27%
Over three through six months	10,828	0.29
Over six through 12 months	16,996	0.40
Over 12 months	23,907	1.20
Total	$63,245	0.66%

Borrowings. Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco ("FRB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank's commercial loans, commercial real estate loans, first mortgage loans and investment securities. At March 31, 2016, 2015 and 2014, the Bank did not have any FHLB advances or FRB borrowings.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 35% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2016, the Bank had an available credit capacity of $309.3 million, subject to sufficient collateral and stock investment.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $60.4 million, subject to pledged collateral, as of March 31, 2016. The following table sets forth certain information concerning the Company's borrowings for the periods indicated (dollars in thousands).

	Year Ended March 31,
	2016	2015	2014

Maximum amounts of FHLB advances outstanding at any month end	$-	$2,100	$-
Average FHLB advances outstanding	5	285	5
Weighted average rate on FHLB advances	0.31%	0.33%	0.52%
Maximum amounts of FRB borrowings outstanding at any month end	$-	$-	$-
Average FRB borrowings outstanding	5	3	-
Weighted average rate on FRB borrowings	0.88%	0.75%	-%

At March 31, 2016, the Company had two wholly-owned subsidiary grantor trusts totaling $22.7 million that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company's common stock. The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $681,000 at March 31, 2016 and 2015 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of this Form 10-K. See also Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company's taxes, see Item 8 – "Financial Statements and Supplementary Data - Note 11 of the Notes to the Consolidated Financial Statements."

Personnel

As of March 31, 2016, the Company had 229 full‑time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Corporate Information

The Company's principal executive offices are located at 900 Washington Street, Vancouver, Washington 98660. Its telephone number is (360) 693-6650. The Company maintains a website with the address www.riverviewbank.com. The information contained on the Company's website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own internet access charges, the Company makes available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it has electronically filed such material with, or furnished such material to, the Securities and Exchange Commission ("SEC").

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2016, the Bank's investments in its wholly owned subsidiaries of $1.2 million in Riverview Services, Inc. ("Riverview Services") and $4.3 million in RAMCorp were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $18,000 for the fiscal year ended March 31, 2016 and total assets of $1.2 million at that date. Riverview Services' operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

RAMCorp is an asset management company providing trust, estate planning and investment management services. RAMCorp had net income of $716,000 for the fiscal year ended March 31, 2016 and total assets of $4.5 million at that date. RAMCorp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2016, total assets under management were $389.1 million. RAMCorp's operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries.

Name	Age (1)	Position
Patrick Sheaffer	76	Chairman of the Board and Chief Executive Officer
Ronald A. Wysaske	63	President and Chief Operating Officer
Kevin J. Lycklama	38	Executive Vice President and Chief Financial Officer
Daniel D. Cox	38	Executive Vice President and Chief Credit Officer
Richard S. Michalek	71	Executive Vice President and Chief Lending Officer
John A. Karas	67	Executive Vice President
Kim J. Capeloto	54	Executive Vice President and Chief Retail Banking Officer
(1) At March 31, 2016

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

Kevin J. Lycklama is Executive Vice President and Chief Financial Officer of the Company, positions he has held since February 2008. Prior to February 2008, Mr. Lycklama served as Vice President and Controller of the Bank since 2006. Prior to joining Riverview, Mr. Lycklama spent five years with a local public accounting firm advancing to the level of audit manager. He is responsible for accounting, SEC reporting and treasury functions for the Bank and the Company. He holds a Bachelor of Arts degree from Washington State University, is a graduate of the Pacific Coast Banking School and is a certified public accountant.

Daniel D. Cox is Executive Vice President and Chief Credit Officer and is responsible for credit administration related to the Bank's commercial, mortgage and consumer loan activities. Mr. Cox joined Riverview in August 2002 and spent five years as a commercial lender and progressed through the credit administration function, most recently serving as Senior Vice President of Credit Administration. He holds a Bachelor of Arts degree from Washington State University and was an Honor Roll graduate of the Pacific Coast Banking School. Mr. Cox is an active mentor in the local schools and was the Past Treasurer and Endowment Chair for the Washougal Schools Foundation and Past Board Member of Camas-Washougal Chamber of Commerce.

Richard S. Michalek is Executive Vice President and Chief Lending Officer of the Company, a position he has held since June 2012. Mr. Michalek is responsible for the Bank's commercial lending division. Prior to joining Riverview in 2001, Mr. Michalek spent seven years at Northwest National Bank where he was a commercial loan officer and later managed the retail banking loan center. Mr. Michalek also spent 19 years at Seattle First National Bank/Bank of America in various capacities. Mr. Michalek holds a Bachelor of Arts and an M.B.A. from Seattle University and is a graduate of the Pacific Coast Banking School.

John A. Karas is Executive Vice President of the Bank and also serves as Chairman of the Board, President and CEO of its subsidiary, RAMCorp. Mr. Karas has been employed by the Company since 1999 and has over 30 years of trust experience. He is familiar with all phases of the trust business and his experience includes trust administration, trust legal counsel, investments and real estate. Mr. Karas received his Bachelor of Arts degree from Willamette University and his Juris Doctor degree from Lewis & Clark Law School's Northwestern School of Law. He is a member of the Oregon, Multnomah County and American Bar Associations and is a Certified Trust and Financial Advisor. Mr. Karas is also active in numerous civic organizations.

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

Legislation is introduced from time to time in the United States Congress ("Congress") that may affect the Company's and Bank's operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the OCC, the FDIC, the Federal Reserve Board or the SEC, as appropriate. Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.

General

As a federally chartered savings bank, the Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the insurer of its deposits. Additionally, the Company is subject to extensive regulation, examination and supervision by the Federal Reserve Board as its primary federal regulator. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the DIF, which is administered by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC, the Federal Reserve and under certain circumstances, the FDIC, to evaluate the Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Reserve, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.

In connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the laws and regulations affecting depository institutions and their holding companies have changed the bank regulatory structure and are affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. Among other changes, the Dodd-Frank Act eliminated the Office of Thrift Supervision, the Bank's previous primary federal regulator, as of July 21, 2011 and established the Consumer Financial Protection Bureau ("CFPB") as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the FDIC and the OCC with respect to its compliance with consumer financial protection laws and CFPB regulations.

Many aspects of the Dodd-Frank Act are subject to delayed effective dates and/or rulemaking by the federal banking agencies. Their impact on operations cannot yet fully be assessed. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Bank, the Company and the financial services industry in general.

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

All savings institutions are required to pay assessments to the OCC to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OCC assessment for the fiscal year ended March 31, 2016 was $215,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2016, the Bank's lending limit under this restriction was $16.0 million and, at that date, the Bank's largest lending relationship with one borrower was $14.4 million, which consisted of one commercial construction loan which was performing according to its original payment terms.

The OCC's oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 ("GLBA") and the anti-money laundering provisions of the USA Patriot Act. The GLBA privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to "opt out" of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States' financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank is subject to the new capital requirements adopted by the OCC. These new requirements create a new required ratio for common equity Tier 1 ("CET1") capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the "Basel III" requirements. Under the new capital regulations, the Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses. Under the new capital regulations, the minimum capital ratios applicable to the Bank are: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%.

In addition to the new capital requirements, there are a number of changes in what constitutes regulatory capital subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and certain deferred tax assets over designated percentages of CET1 are deducted from capital subject to a transition period ending December 31, 2017. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period ending December 31, 2017. Because of the Bank's asset size, the bank elected to take a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The new requirements also include changes in the risk-weightings of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to being phased in, which began in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

As of March 31, 2016, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. For additional information, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Prompt Corrective Action.  The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. "Significantly undercapitalized" and "critically undercapitalized" institutions are subject to more extensive mandatory regulatory actions. The OCC also could take a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At March 31, 2016, the Bank's capital ratios met the new regulatory capital requirements described above to be considered as "well capitalized".

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines following the voluntary merger of the FHLB of Seattle with and into FHLB Des Moines effective May 31, 2015. The FHLB of Des Moines is one of 11 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business – "Deposit Activities and Other Sources of Funds – Borrowings." As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At March 31, 2016, the Bank held $1.1 million in FHLB stock, which was in compliance with this requirement. During the year ended March 31, 2016, the FHLB of Des Moines repurchased $4.9 million of its stock, at par, from the Bank.

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

Federal Deposit Insurance Corporation.  The DIF of the FDIC insures deposits in the Bank up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the year ended March 31, 2016 were $500,000.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits. The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC's risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution's total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC's current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution's volume of deposits.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020 with insured institutions with assets of $10 billion or more to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

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

The FDIC conducts examinations of and requires reporting by state non-member banks, such as the Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

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

Any institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter. As of March 31, 2016, the Bank maintained 90.57% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

Limitations on Capital Distributions. OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve. The Federal Reserve or the OCC may object to a capital distribution based on safety and soundness concerns. Additional restrictions on Bank dividends may apply if the Bank fails the QTL test. In addition, as noted above, beginning in 2016, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited, which may limit the ability of the Company to pay dividends to its stockholders

Activities of Associations and their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the saving institution controls, the savings institution must file a notice or application with the FDIC and the OCC at least 30 days in advance and receive regulatory approval or non-objection. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The OCC may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings institution or is inconsistent with sound banking practices or with the purposes of the FDIC. Based upon that determination, the FDIC or the OCC has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the DIF. If so, it may require that no FDIC insured institution engage in that activity directly.

Transactions with Affiliates. The Bank's authority to engage in transactions with "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve's Regulation W. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these institutions are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the providing of any property or service.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") generally prohibits a company that makes filings with the SEC from making loans to its executive officers and directors. That act, however, contains a specific exception for loans by a depository institution to its executive officers and directors, if the lending is in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities which such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act and Consumer Protection Laws.  Under the Community Reinvestment Act of 1977 ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. The OCC may use an unsatisfactory rating as the basis for the denial of an application. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Through its rulemaking authority, the CFPB has promulgated several proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives, are final regulations setting "ability to repay" and "qualified mortgage" standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank is evaluating these recent CFPB regulations and proposals and devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, the OCC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties

Enforcement.  The OCC has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can range from $25,000 to $1.1 million per day. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. At March 31, 2016, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC.

Commercial Real Estate Lending Concentrations.  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank's capital; or
•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank's total capital or the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which could substantially exceed the value of the collateral property.

Bank Secrecy Act/Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions

Other Consumer Protection Laws and Regulations.  The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the FDIC and the OCC with respect to our compliance with consumer financial protection laws and CFPB regulations.

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

Savings and Loan Holding Company Regulations

General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the Federal Reserve. Accordingly, the Company is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. In accordance with the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. These and other Federal Reserve policies may restrict the Company's ability to pay dividends

Capital Requirements. For a savings and loan holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2016, the Company would have exceeded all regulatory capital requirements. For a description of the new capital regulations, see "-Federal Regulation of Savings Institutions-- Capital Requirements" above.

Activities Restrictions. The GLBA provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the GLBA specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. The Company qualifies for the grandfathering and is therefore not restricted in terms of its activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be limited to activities permitted by Federal Reserve regulation. The Federal Reserve has issued an interpretation concluding that multiple savings holding companies may also engage in activities permitted for financial holding companies, including lending, trust services, insurance activities and underwriting, investment banking and real estate investments.

Mergers and Acquisitions. The Company must obtain approval from the Federal Reserve before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the Federal Reserve would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

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
Acquisition of the Company. Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a "savings and loan holding company" subject to registration, examination and regulation by the Federal Reserve and must obtain the prior approval of the Federal Reserve under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company. A bank holding company must obtain the prior approval of the Federal Reserve under the Bank Holding Company Act before obtaining control of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act. The term "company" includes corporations, partnerships, associations, and certain trusts and other entities. "Control" of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly, of more than 25% of any class of the savings association's voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding 10% or more of a class of voting securities if the institution has a class of registered securities, as the Company has. Control may be direct or indirect and may occur through acting in concert with one or more other persons. In addition, a savings and loan holding company must obtain Federal Reserve approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company. A similar provision limiting the acquisition by a bank holding company of 5% or more of a class of voting stock of any company is included in the Bank Holding Company Act.
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

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Dividends and Stock Repurchases.  The Federal Reserve's policy statement on the payment of cash dividends applicable to savings and loan holding companies, which expresses its view that although there are no specific regulations restricting dividend payments other than state corporate laws, a savings and loan holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In addition, a savings and loan holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations discussed above under "- Regulation and Supervision of the Bank - Capital Requirements." In addition, among other changes, the Dodd-Frank Act requires public companies, such as the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a "say on pay" vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Our business may be adversely affected by downturns in the national and the regional economies on which we depend.

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A decline in the economies of the seven counties, in which we operate, including the Portland, Oregon metropolitan area, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations and prospects.

While real estate values and unemployment rates have recently improved, a prolonged slow economic recovery or deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:
•	loan delinquencies, problem assets and foreclosures may increase;
•	we may increase our allowance for loan losses;
•	the slowing of sales of foreclosed assets;
•	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;
•
collateral for loans made may decline further in value, exposing us to increased risk loans, reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•	the amount of our low-cost or non-interest bearing deposits may decrease.
A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.
A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Economic conditions have improved since the end of the economic recession that officially ended in June 2009; however, economic growth has been slow and uneven and concerns still exist over the federal deficit, government spending and global geopolitical risks which have all contributed to diminished expectations for the economy. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve Board has recently increased the federal funds rate by 25 basis points and indicated further increases in the federal funds rate would occur in 2016. As the federal funds rate increases, market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our real estate construction and land acquisition or development loans expose us to risk.

We originate real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2016, construction loans totaled $26.7 million, or 4.3% of our total loan portfolio, of which $10.0 million were for residential real estate projects. Undisbursed funds for construction projects totaled $42.7 million at March 31, 2016. Land loans, which are loans made with land as security, totaled $12.0 million, or 1.9%, of our total loan portfolio at March 31, 2016. Land loans include raw land and land acquisition and development loans.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project, as well as the time needed to sell the property at completion. The nature of these loans is such that they are generally more difficult to evaluate and monitor. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Further, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project, and thus pose a greater potential risk than construction loans to individuals on their personal residences. Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.

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

At March 31, 2016, we had $387.5 million of commercial and multi-family real estate mortgage loans, representing 62.0% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 285% of total risk-based capital at March 31, 2016. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

Our business may be adversely affected by credit risk associated with residential property.

At March 31, 2016, $88.8 million, or 14.2% of our total loan portfolio, was secured by one-to-four family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington and Oregon housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.
Many of our one-to-four family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers' equity has been reduced because of these declines in home values in our primary market area. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
At March 31, 2016, we had $69.4 million, or 11.1% of total loans, in commercial business loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.
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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events;
•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral; and
•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.
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

Our consumer loan portfolio has increased risk due to the substantial amount of indirect automobile loans.

Our consumer loan portfolio includes a substantial number of indirect loans which are automobile loans purchased by us from another financial institution as well as other installment consumer loans. These indirect automobile loans were originated through a single dealership group located outside the Company's primary market area. Unlike a direct loan where the borrower makes an application directly to the lender, in these loans the dealer, who has a direct financial interest in the loan transaction, assists the borrower in preparing the loan application. Indirect automobile loans we purchased are underwritten by us using substantially similar guidelines to our internal guidelines. However, because these loans are originated through a third party and not directly by us, we do not have direct contact with the borrower and therefore these loans may be more susceptible to a material misstatement on the loan application and present greater risks than other types of lending activities. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. At March 31, 2016, our other installment consumer loans totaled $40.4 million, or 6.5% of our total loan portfolio, of which indirect automobile loans totaled $37.4 million, representing 92.6% of total consumer loans. At March 31, 2016, eight of the purchased automobile loans were on non-accrual status totaling $83,000.

The Company also originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. At March 31, 2016 and 2015, excluding the purchased automobile loans noted above, the Company had no installment loans on non-accrual status.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In these cases, we face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Finally, because indirect automobile loan applications are originated by automobile dealerships, we underwrite the loans and we assume the risks associated with unsatisfactory origination procedures, including compliance with federal, state and local laws. In addition, since a third party services these loans for us, any failure of our third party servicer to timely pursue repossession action may adversely affect our ability to limit our credit losses. As a result of these factors, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which could negatively affect our results of operations.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is taken in as REO and at certain other times during the assets' holding period. Our net book value ("NBV") in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's NBV over its fair value. If our valuation process is incorrect, or if property values decline, the fair value of the investments in real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional write-downs. Significant write-downs to our investments in real estate could have a material adverse effect on our financial condition, liquidity and results of operations.

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

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; (4) the ability of our borrowers to repay adjustable or variable rate loans; and (5) the average duration of our mortgage backed securities portfolio and other interest-earning assets.
A prolonged period of exceptionally low market interest rates, such as we are currently experiencing limits our ability to lower our interest expense, while the average yield on our loan portfolio may decrease as our loans reprice or are originated at these low market rates, which could have an adverse effect on our results of operations. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. At March 31, 2016, we had $76.8 million in certificates of deposit that mature within one year and $179.1 million in non-interest bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. See Item 7A., "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-K.
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
Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long‑term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.

An increase in interest rates, change in the programs offered by governmental sponsored entities ("GSE") or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.
We may experience future goodwill impairment, which could reduce our earnings.
We performed our annual goodwill impairment test during the quarter-ended December 31, 2015, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which could adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.
The Bank is subject to extensive examination, supervision and comprehensive regulation by the OCC and the FDIC, and Riverview is subject to examination and supervision by the Federal Reserve. The OCC, FDIC and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed. The significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business-Regulation." These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") has significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
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
The Dodd-Frank Act created a new Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.
The CFPB has issued a number of final regulations and changes to certain consumer protections under existing laws. These final rules (including the qualified mortgage rule) generally prohibit creditors from extending mortgage loans without regard for the consumer's ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules has increased our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. This includes compliance with The Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure (TRID) rule, which combines certain disclosures that consumers receive in connection with applying for and closing a mortgage loan. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.
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
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
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

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

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

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third-parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third-party vendors could also entail significant delay and expense.

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

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality or operational failures due to integration or conversion challenges as a result of acquisitions we undertake, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. The Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street. The Company's operational center is also located in Vancouver, Washington (both offices are leased). At March 31, 2016, the Bank had 10 offices located in Clark County, Washington (five of which are leased), one office in Cowlitz County, Washington, two offices in Klickitat County, Washington and one office in Skamania County, Washington. The Bank also had two offices in Multnomah County, Oregon and one office in Marion County, Oregon.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2016, there were 22,507,890 shares of Company common stock issued and outstanding, 691 stockholders of record and an estimated 2,207 holders in nominee or "street name." Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OCC regulations require the Bank to give the OCC 30 days advance notice of any proposed declaration of dividends to the Company, and the OCC has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OCC imposes certain limitations on the payment of dividends from the Bank to the Company, which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank's conversion from the mutual stock form of organization. See Item 1. "Business-Regulation-Federal Regulation of Savings Institutions-Limitations on Capital Distributions." and Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol "RVSB". The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends for each quarter during the 2016 and 2015 fiscal years.

Fiscal Year Ended March 31, 2016	High	Low	Cash Dividends Declared

Quarter ended March 31, 2016	$4.76	$4.20	$0.02000
Quarter ended December 31, 2015	5.11	4.35	0.01750
Quarter ended September 30, 2015	4.75	4.15	0.01500
Quarter ended June 30, 2015	4.52	4.08	0.01250

Fiscal Year Ended March 31, 2015	High	Low	Cash Dividends Declared

Quarter ended March 31, 2015	$4.74	$4.32	$0.01125
Quarter ended December 31, 2014	4.49	3.84	-
Quarter ended September 30, 2014	3.99	3.67	-
Quarter ended June 30, 2014	4.03	3.38	-

Stock Repurchase

The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion, and are also contingent upon our overall financial condition, as well as general market conditions. The Company did not repurchase any shares of its common stock during the years ended March 31, 2016, 2015 or 2014.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

	3/31/11*	3/31/12	3/31/13	3/31/14	3/31/15	3/31/16

Riverview Bancorp, Inc.	100.00	74.34	86.84	112.68	148.03	139.84
S & P 500	100.00	108.54	123.69	150.73	169.92	172.95
NASDAQ Bank	100.00	102.54	116.46	152.32	154.05	156.55

*$100 invested on 3/31/11 in stock or index-including reinvestment of dividends

Copyright © 2016, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.  Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2016, 2015, 2014, 2013 and 2012 and for the years then ended have been derived from the Company's audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" included in this Form 10-K.

	At March 31,
	2016	2015	2014	2013	2012
	(In thousands)
FINANCIAL CONDITION DATA:
Total assets	$921,229	$858,750	$824,521	$777,003	$855,998
Loans receivable, net	614,934	569,010	520,937	520,369	664,888
Loans held for sale	503	778	1,024	831	480
Investment securities available for sale	150,690	112,463	101,969	6,647	7,288
Investment securities held to maturity	75	86	101	125	664
Cash and cash equivalents	55,400	58,659	68,577	115,415	46,393
Deposits	779,803	720,850	690,066	663,806	744,455
Shareholders' equity	108,273	103,801	97,978	78,442	75,607

	Year Ended March 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
OPERATING DATA:
Interest and dividend income	$30,948	$28,626	$26,804	$32,932	$39,532
Interest expense	1,742	1,916	2,568	3,485	5,865
Net interest income	29,206	26,710	24,236	29,447	33,667
Provision for (recapture of) loan losses	(1,150)	(1,800)	(3,700)	900	29,350
Net interest income after provision for (recapture of) loan losses	30,356	28,510	27,936	28,547	4,317
Gains (losses) from sale of loans, securities and real estate owned	338	674	422	1,002	(396)
Other non-interest income	9,037	8,201	7,945	7,871	7,223
Non- interest expense	29,947	30,744	31,961	34,758	34,423
Income (loss) before income taxes	9,784	6,641	4,342	2,662	(23,279)
Provision (benefit) for income taxes	3,426	2,150	(15,081)	29	8,378
Net income (loss)	$6,358	$4,491	$19,423	$2,633	$(31,657)

Earnings (loss) per share:
Basic	$0.28	$0.20	$0.87	$0.12	$(1.42)
Diluted	0.28	0.20	0.87	0.12	(1.42)
Dividends per share	0.06500	0.01125	-	-	-

	At or For the Year Ended March 31,
	2016	2015	2014		2013		2012

KEY FINANCIAL RATIOS:

Performance Ratios:
Return (loss) on average assets	0.72%	0.54%	2.46%		0.33%		(3.64)%
Return (loss) on average equity	5.93	4.42	23.73		3.41		(30.19)
Dividend payout ratio (1)	23.21	5.63	-		-		-
Interest rate spread	3.60	3.52	3.29		3.95		4.17
Net interest margin	3.67	3.59	3.37		4.06		4.33
Non-interest expense to average assets	3.39	3.70	4.05		4.30		3.95
Efficiency ratio (2)	77.62	86.40	98.03		90.70		85.01
Average equity to average assets	12.14	12.23	10.37		9.55		12.04
Asset Quality Ratios:
Allowance for loan losses to total net loans at end of period	1.58	1.86	2.35		2.92		2.91
Allowance for loan losses to nonperforming loans	364.22	202.37	89.25		74.02		45.11
Net charge-offs (recoveries) to average outstanding loans during the period	(0.05)	-	(0.12)		0.86		3.51
Ratio of nonperforming assets to total assets	0.36	0.81	2.64		4.73		7.35
Ratio of nonperforming loans to total loans	0.43	0.92	2.64		3.94		6.45
Capital Ratios:
Total capital to risk-weighted assets	16.07	15.89	16.66		15.29		12.11
Tier 1 capital to risk-weighted assets	14.81	14.63	15.40		14.02		10.84
Common equity tier 1 capital to risk-weighted assets	14.81	14.63	N/	A	N/	A	N/	A
Leverage ratio	11.18	10.89	10.71		9.99		8.76

(1)	Dividends per share divided by earnings per share
(2)	Non-interest expense divided by the sum of net interest income and non-interest income

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained in Item 8 of this Form 10-K and the other sections contained in this Form 10-K. This section contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Management uses these non-GAAP measures in its analysis of the Company's performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's Consolidated Financial Statements. The Company has identified policies that due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of investment securities, the valuation of REO and foreclosed assets, goodwill valuation and the calculation of income taxes. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussions and Analysis contained herein and in the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 of the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies," describes generally the Company's accounting policies. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company's ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans based on the Company's risk rating system and historical loss experience adjusted for qualitative factors. The Company calculates its historical loss rates using the average of the last four quarterly 24-month periods. The Company calculates and applies its historical loss rates by individual loan types in its portfolio. These historical loss rates are adjusted for qualitative and environmental factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in incurred losses that have not yet been allocated to specific elements of the general and specific components of the allowance for loan losses. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company as of the date of the filing of the financial statements.

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

Management's evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company's historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. The Company also considers bank regulatory examination results and findings of credit examiners in its quarterly evaluation of the allowance for loan losses.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the original loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard or worse, on non-accrual status or represents a troubled debt restructuring ("TDR"). The majority of the Company's impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan's original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan, the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and does not have an appraisal performed in the last six months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation on an annual basis. The valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

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

Unrealized losses on available for sale and held to maturity securities are evaluated at least quarterly to determine whether the declines in value should be considered other than temporary. An other than temporary impairment ("OTTI") is separated into a credit and noncredit component. Noncredit component losses are recorded in other comprehensive income (loss) when the Company a) does not intend to sell the security or b) is not more likely than not to have to sell the security prior to the security's anticipated recovery. Credit component losses are reported through earnings. To determine the component of OTTI related to credit losses, the Company compares the amortized cost basis of the OTTI security to the present value of the revised expected cash flows, discounted using the current pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the ultimate collectability of principal and interest on the underlying collateral.

Although the determination of whether an impairment is other-than-temporary involves significant judgment, the underlying principle used is based on positive evidence indicating that an investment's carrying value is recoverable within a reasonable period of time that outweighs negative evidence to the contrary. Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is generally less verifiable or not verifiable at all. Factors considered in evaluating whether a decline in value is other-than-temporary include, (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near-term prospects of the issuer and (c) the Company's intent and ability to retain the investment for a period of time. Other factors that may be considered include the ratings by recognized rating agencies; capital strength and other near-term prospects of the issuer and recommendation of investment advisors or market analysts. In situations in which the security's fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, the decline is solely attributable to noncredit factors, and the Company asserts that it has positive intent and ability to hold that security to maturity, no OTTI is recognized.

Valuation of REO and Foreclosed Assets
Real estate properties acquired through foreclosure are recorded at fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of REO is subject to significant external and internal judgment. Any differences between management's assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date of acquisition are charged to the allowance for loan losses. At the acquisition date, any write ups, where the fair value less estimated costs to sell exceeds the loan basis, are first recovered through the allowance for loan losses if there was a prior charge-off and then applied to any outstanding accrued interest. If no prior charge-off or accrued interest is present, the amount is recorded as gain on transfer of REO. Management periodically reviews REO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of REO are considered valuation adjustments and trigger a corresponding charge to non-interest expense in the Consolidated Statements of Income. Expenses from the maintenance and operations of REO are included in other non-interest expense.

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

We determine our deferred income taxes using the balance sheet method, under which the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense or benefit is recorded based on changes in deferred tax assets and liabilities between periods. The Company records net deferred tax assets to the extent these assets will more likely than not be realized. In making the determination whether a deferred tax asset is more likely than not to be realized, management seeks to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. For additional information see Notes 1 and 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Operating Strategy

Fiscal year 2016 marked the 93rd anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2016, commercial and construction loans represented 79.3% of total loans. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area.

The Company's goal is to deliver returns to shareholders by managing problem assets, increasing higher-yielding assets (in particular commercial real estate and commercial business loans), increasing core deposit balances, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and REO. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. Nonperforming assets decreased $3.6 million to $3.3 million at March 31, 2016 compared to $6.9 million at March 31, 2015. However, there can be no assurance that deterioration in economic conditions will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with its heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $389.1 million and $409.3 million at March 31, 2016 and 2015, respectively.

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

Attracting Core Deposits and Other Deposit Products. The Company's strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth. The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts ("IOLTA"), public funds and Internet based deposits) increased $53.1 million at March 31, 2016 compared to March 31, 2015.

Continued Expense Control. Management has undertaken several initiatives to reduce non-interest expense and continues to make it a priority to identify cost savings opportunities throughout all aspects of the Company's operations, including forming a cost saving committee whose mission is to find additional cost saving opportunities at the Company. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. In October 2014, the Company closed one of its branches as a result of its failure to meet the Company's required growth and profitability standards. This was an in-store branch located in Portland Oregon. The closure of this branch had minimal impact on the Company's customers and deposit totals as a result of this branch's proximity to our Gresham, Oregon branch which opened in the summer of 2012.

Recruiting and Retaining Highly Competent Personnel with a Focus on Commercial Lending. The Company's ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with its customers. The goal is to compete with other financial service providers by relying on the strength of the Company's customer service and relationship banking approach. The Company believes that one of its strengths is that its employees are also significant shareholders through the Company's employee stock ownership ("ESOP") and 401(k) plans.

Disciplined Franchise Expansion.  The Company believes opportunities currently exist within its market area to grow its franchise. The Company anticipates organic growth as the local economy and loan demand strengthens through its marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in its market area. The Company may also seek to expand its franchise through the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. The Company expects to gradually expand its operations further in the Portland, Oregon metropolitan area which has a population of approximately two million people. The Company will continue to be disciplined as it pertains to future expansion focusing on the Pacific Northwest markets it knows and understands.

Comparison of Financial Condition at March 31, 2016 and 2015

Cash, including interest-earning accounts, totaled $55.4 million at March 31, 2016 compared to $58.7 million at March 31, 2015. The Company has deployed a portion of its excess cash balances into investment securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At March 31, 2016, certificates of deposits held for investment totaled $16.8 million compared to $26.0 million at March 31, 2015.

Investment securities available for sale totaled $150.7 million and $112.5 million at March 31, 2016 and 2015, respectively. The increase was due to a decision by the Company to invest additional excess cash into higher yielding investment securities. During the year ended March 31, 2016, the Company purchased $60.7 million of investment securities. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). For the year ended March 31, 2016, the Company determined that none of its investment securities required an OTTI charge. For additional information on the Company's investment securities, see Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans receivable, net, totaled $614.9 million at March 31, 2016, compared to $569.0 million at March 31, 2015, an increase of $45.9 million. The increase was due to $43.2 million in net organic loan growth, primarily concentrated in the commercial business, commercial real estate and multi-family loan portfolios. The Company also had a $2.7 million net increase in purchased automobile loan pools. The Company has seen steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Goodwill was $25.6 million at March 31, 2016 and 2015. The Company performed its annual goodwill impairment test during the third quarter ended December 31, 2015. The results of this test indicated that the Company's goodwill was not impaired. For additional information on our goodwill impairment testing, see "Goodwill Valuation" included in this Item 7.

Deposit accounts increased $59.0 million to $779.8 million at March 31, 2016 compared to $720.9 million at March 31, 2015. The Company had no wholesale-brokered deposits as of March 31, 2016 or March 31, 2015. Core branch deposits accounted for 95.8% of total deposits at March 31, 2016 compared to 96.2% at March 31, 2015. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' equity increased $4.5 million to $108.3 million at March 31, 2016 from $103.8 million at March 31, 2015. The increase was mainly attributable to net income of $6.4 million. Partially offsetting this increase were cash dividends declared of $1.5 million for the year ended March 31, 2016. Additional paid-in capital and noncontrolling interest decreased by a total of $1.4 million primarily as a result of RAMCorp's purchase of the remaining shares from its noncontrolling interest owner during the quarter-ended December 31, 2015. The purchase price of these shares was based on two appraisals of RAMCorp. Upon repurchase, these shares were retired. This transaction resulted in the Bank's ownership in RAMCorp increasing from 90% at September 30, 2015 to 100% at December 31, 2015.

Goodwill Valuation

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company has two reporting units, the Bank and RAMCorp, for purposes of evaluating goodwill for impairment. All of the Company's goodwill has been allocated to the Bank reporting unit. The Company performs an annual review in the third quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the carrying value, goodwill at the reporting unit level is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and additional analysis must be performed to measure the amount of impairment loss, if any. The amount of impairment is determined by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Company's consolidated financial statements.

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2015. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management's best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 9.0%, a net interest margin that approximated 4.2% and a return on assets that ranged from 0.83% to 1.24% (average of 1.06%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 14.2% utilized for our cash flow estimates and a terminal value estimated at 1.95 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.10 times tangible book value. The Company calculated a fair value of its reporting unit of $143.0 million using the corporate value approach, $147.1 million using the income approach and $140.7 million using the market approach, with a final concluded value of $142.0 million, with primary weight given to the market approach. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

It is possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management's judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected; however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital.

Estimated Fair Value of Level 3 Assets

The Company determines the estimated fair value of certain assets that are classified as Level 3 under the fair value hierarchy established by accounting standards. These Level 3 assets are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the estimated fair value of the assets. These Level 3 assets include certain available for sale securities, loans measured for impairment, and REO for which there is neither an active market for identical assets from which to determine fair value, nor is there sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs in a valuation model. Under these circumstances, the estimated fair values of these assets are determined using pricing models, discounted cash flow methodologies, appraisals, and other valuation methods in accordance with accounting standards, for which the determination of fair value requires significant management judgment or estimation.
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

At March 31, 2016, the market for the Company's collateralized debt obligation ("CDO"), which is secured by trust preferred securities issued by other bank holding companies, was determined to be inactive based on management's judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the bid-ask spread in the brokered markets in which these securities trade, the low number of new issuances for similar securities, the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the CDO was classified as Level 3 in the fair value hierarchy. Consistent with previous valuations, the Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was the most appropriate valuation technique. Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer's financial conditions, historical repayment information, as well as the current capital market conditions.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs. The Company's estimate of fair value was at the upper end of the range of valuations provided; however, the magnitude in the range of fair value estimates further supported the difficulty in estimating the fair value for these types of securities in the current environment. Additionally, the Company believes that some of the assumptions used by one of the independent parties were overly aggressive and unrealistic. Therefore, the Company believes the use of its internally developed valuation model at March 31, 2016 was reasonable.

Certain loans included in the loan portfolio were deemed impaired at March 31, 2016. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or by estimating the present value of expected future cash flows, discounted at the loan's effective interest rate.

In addition, REO was classified as Level 3 in the fair value hierarchy. Management generally determines fair value based on a number of factors, including third-party appraisals of fair value less estimated costs to sell. The valuation of REO is subject to significant external and internal judgment, and the eventual outcomes may differ from those estimates.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Comparison of Operating Results for the Years Ended March 31, 2016 and 2015

Net Income.  Net income was $6.4 million, or $0.28 per diluted share, for the year ended March 31, 2016, compared to $4.5 million, or $0.20 per diluted share, for the year ended March 31, 2015. The earnings for the years ended March 31, 2016 and 2015 reflect an improvement in net interest income and continued improvement in asset quality. Further, earnings improved for the year ended March 31, 2016 due to an increase in non-interest income, primarily due to increased fees and service charges and a decrease in non-interest expenses, primarily due to the decrease in REO expenses, FDIC insurance premium expense, professional fees expense and salaries and employee benefits. In addition, net income for the year ended March 31, 2016 included a recapture of loan losses of $1.2 million compared to $1.8 million for the same prior fiscal year period.

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

Net interest income for fiscal year 2016 increased $2.5 million, or 9.3%, to $29.2 million compared to $26.7 million in fiscal year 2015. The net interest margin for the fiscal year ended March 31, 2016 was 3.67% compared to 3.59% for the same prior year period. This increase in the net interest margin was primarily the result of the increase in the average balance of loans receivable and investment securities.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. Approximately 6.26% of our loan portfolio was adjustable (floating) at March 31, 2016. At March 31, 2016, $22.8 million, or 58.20% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loan's contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the current low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At March 31, 2016, $10.7 million, or 1.71% of the loans in the Company's loan portfolio were at the floor interest rate of which $8.1 million, or 75.55% had yields that would begin floating again once the Wall Street Journal Prime Rate increases at least 150 basis points.

Interest and Dividend Income.  Interest and dividend income was $30.9 million for the fiscal year ended March 31, 2016 compared to $28.6 million for the fiscal year ended March 31, 2015. The increase was due primarily to the increase in the average balance of loans receivable and investment securities which resulted in an increase in interest income of $1.9 million and $435,000, respectively, for the fiscal year ended March 31, 2016 compared the same fiscal prior year period.

The average balance of net loans increased $36.0 million to $593.4 million for the fiscal year ended March 31, 2016 from $557.4 million for the same prior fiscal year period. The average yield on net loans was 4.68% for the year ended March 31, 2016 compared to 4.65% for the same prior year period. During the year ended March 31, 2016, the Company also reversed $9,000 of interest income on nonperforming loans compared to $39,000 for the same prior fiscal year period. The average balance of investment securities increased $11.8 million to $134.4 million at March 31, 2016 compared to $122.6 million at March 31, 2015.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2016 totaled $1.7 million, a $174,000 or 9.1% decrease from $1.9 million for the fiscal year ended March 31, 2015. The decrease in interest expense was primarily the result of declining deposit costs, due to the Company's decision to maintain low interest offerings on its deposit products in addition to the decline in the percentage of deposits representing certificates of deposit that yield a higher interest rate compared to savings and demand deposits that yield a lower interest rate. The weighted average interest rate on interest-bearing deposits decreased to 0.20% for fiscal year ended March 31, 2016 from 0.24% for the same prior fiscal year period.

Provision for Loan Losses. The recapture of loan losses for the fiscal years 2016 and 2015 totaled $1.2 million and $1.8 million, respectively. The recapture of loan losses was primarily a result of a decrease in charge-offs and the decline in the level of delinquent, nonperforming and classified loans, as well as the stabilization of real estate values in our market areas.

Net recoveries for the year ended March 31, 2016 and 2015 were $273,000 and $11,000, respectively. Net recoveries to average net loans for the year ended March 31, 2016 and 2015 were (0.05)% and 0.00%, respectively. Nonperforming loans decreased to $2.7 million at March 31, 2016 compared to $5.3 million at March 31, 2015. The ratio of allowance for loan losses to total loans was 1.58% at March 31, 2016 compared to 1.86% at March 31, 2015. The allowance as a percentage of nonperforming loans increased to 364.22% at March 31, 2016 compared to 202.37% at March 31, 2015.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2016, the Company had identified $14.2 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $13.0 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. The remaining $1.2 million have specific valuation allowances totaling $110,000. Charge-offs on these impaired loans totaled $83,000 from their original loan balances. Based on a comprehensive analysis, management deemed the allowance for loan losses of $9.9 million at March 31, 2016 adequate to cover probable losses inherent in the loan portfolio. See Note 5 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income. Non-interest income increased $500,000 to $9.4 million for the year ended March 31, 2016 from $8.9 million for the same period in 2015. The increase in non-interest income was primarily due to the increase in fees and service charges of $529,000 in fiscal year 2016 compared to fiscal year 2015 primarily as a result of an increase in prepayment penalties on loan payoffs. Offsetting these increases was a decrease in other non-interest income of $249,000 for the year ended March 31, 2016 compared to same prior year period primarily due to the Company recording a gain on the sale of investment securities of $158,000 in the year ended March 31, 2015 that was not present for the year ended March 31, 2016.

Non-Interest Expense. Non-interest expense decreased $797,000 to $29.9 million for fiscal year ended March 31, 2016 compared to $30.7 million for fiscal year ended March 31, 2015. Salaries and employee benefits decreased $111,000 for the year ended March 31, 2016 compared to the same prior year period. REO expenses (which include operating costs and write-downs on property) decreased $427,000 for fiscal year 2016 compared to fiscal year 2015. This decrease was primarily due to the decrease in REO balances as well as the stabilization of real estate values in the Company's market area. Professional fess expenses decreased $185,000 for the year-ended March 31, 2016 compared to the same prior year period. In addition, the Company's FDIC insurance premiums also decreased $127,000 compared to the same period in the prior year reflecting the Bank's improved financial condition. Offsetting these decreases was an increase in advertising and marketing expense of $41,000 for the year ended March 31, 2016 compared to the same prior year period. Furthermore, other non-interest expense increased due to an increase in stock related expenses of $114,000 compared to the same prior year period.

Income Taxes. The provision for income taxes was $3.4 million and $2.2 million for the fiscal years ended March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016, management deemed that a deferred tax asset valuation allowance related to the Company's deferred tax asset was not necessary. At March 31, 2016, the Company had a deferred tax asset of $9.2 million which included $4.8 million for federal and state net operating loss carryforwards, which will expire in 2032 through 2034. See Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of the Company's income taxes.

Comparison of Operating Results for the Years Ended March 31, 2015 and 2014

Net Income.  Net income was $4.5 million, or $0.20 per diluted share for the year ended March 31, 2015, compared to $19.4 million, or $0.87 per diluted share for the year ended March 31, 2014. The earnings for the year ended March 31, 2014 included the reversal of the valuation allowance on the Company's deferred tax assets totaling $15.1 million. The earnings for the year ended March 31, 2015 reflects an improvement in net interest income and an improvement in asset quality which reduced non-interest expenses, primarily due to the decrease in REO expense. In addition, net income for the year ended March 31, 2015 included a recapture of loan losses of $1.8 million compared to $3.7 million for the same prior year period.

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

Interest Expense.  Interest expense for the fiscal year ended March 31, 2015 totaled $1.9 million, a $652,000 or 25.4% decrease from $2.6 million for the fiscal year ended March 31, 2014. The decrease in interest expense was primarily the result of declining deposit costs, due to the Company's decision to further reduce its deposit rate offerings in light of the continued low interest rate environment, and to a lesser extent a decline in the average balance of higher costing certificates of deposit. The Company has continued to lower its deposit costs throughout the year on many of its deposit products. The weighted average interest rate on interest-bearing deposits decreased to 0.24% for fiscal year ended March 31, 2015 from 0.36% for the same prior fiscal year period.

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

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2015, the Company had identified $22.4 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $21.0 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. The remaining $1.3 million have specific valuation allowances totaling $147,000. Charge-offs on these impaired loans totaled $354,000 from their original loan balance. Based on a comprehensive analysis, management deemed the allowance for loan losses of $10.8 million at March 31, 2015 adequate to cover probable losses inherent in the loan portfolio. See Note 5 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

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

Non-Interest Expense. Non-interest expense decreased $1.2 million to $30.7 million for fiscal year ended March 31, 2015 compared to $32.0 million for fiscal year ended March 31, 2014. REO expenses (which include operating costs and write-downs on property) decreased $1.8 million for fiscal year 2015 compared to fiscal year 2014. This decrease was primarily due to the decrease in REO balances as well as the stabilization of real estate values in the Company's market area. Data processing expenses decreased $251,000 for the year-ended March 31, 2015 compared to the same prior year period as a result of conversion related expenses in the prior year for the Company's core operating system conversion. In addition, the Company's FDIC insurance premiums also decreased $860,000 compared to the same period in prior year reflecting the Bank's improved financial condition. Offsetting these decreases was an increase in salaries and employee benefits of $2.1 million for the year ended March 31, 2015 compared to the same prior year period. The increase in salaries and employee benefits was due to an increase in staffing as well as the reinstatement of incentive plans for the Company.

Income Taxes. The provision for income taxes was $2.2 million for the fiscal year ended March 31, 2015 compared to a benefit for income taxes of $15.1 million for the fiscal year ended March 31, 2014. The $17.2 million increase in provision for income taxes was primarily due to the reversal of the valuation allowance on the Company's deferred tax assets of $15.4 million which resulted in a benefit for income taxes for the fiscal year ended March 31, 2014. During fiscal 2014, the Company reversed its deferred tax asset valuation allowance related to the Company's deferred tax assets as management deemed that it was no longer appropriate to carry a deferred tax asset valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. In making this conclusion, management considered, among other factors, the Company's earnings during the past three years, including the Company's recent financial performance, the improvement in the Company's asset quality and financial condition, as well as projected earnings and the impact from the Company's balance sheet restructure.

As of March 31, 2015, management deemed that a deferred tax asset valuation allowance related to the Company's deferred tax asset was not necessary. At March 31, 2015, the Company had a deferred tax asset of $12.6 million which included $8.2 million for federal and state net operating loss carryforwards, which will expire in 2032 through 2035. See Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company's income taxes.

Average Balance Sheet.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $980,000, $767,000 and $799,000 were included in interest income for the years ended March 31, 2016, 2015 and 2014, respectively.

	Year Ended March 31,
	2016			2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$463,023	$22,120	4.78%	$429,420	$20,102	4.68%	$433,110	$20,553	4.75%
Non-mortgage loans	130,392	5,675	4.35	128,020	5,794	4.53	89,696	4,870	5.43
Total net loans (1)	593,415	27,795	4.68	557,440	25,896	4.65	522,806	25,423	4.86

Investment securities (2)	134,449	2,709	2.01	122,618	2,274	1.85	42,107	695	1.65
Daily interest-bearing assets	735	-	-	1,749	-	-	1,316	-	-
Other earning assets	67,276	444	0.66	62,063	456	0.73	152,573	686	0.45
Total interest-earning assets	795,875	30,948	3.89	743,870	28,626	3.85	718,802	26,804	3.73

Non-interest-earning assets:
Office properties and equipment, net	15,019			15,987			17,200
Other non-interest-earning assets	71,361			71,530			53,342
Total assets	$882,255			$831,387			$789,344

Interest-bearing liabilities:
Regular savings accounts	$84,485	$85	0.10	$71,202	$71	0.10	$59,844	$87	0.15
Interest checking accounts	127,161	99	0.08	104,719	79	0.08	93,395	102	0.11
Money market accounts	231,873	272	0.12	229,840	277	0.12	224,689	477	0.21
Certificates of deposit	129,427	717	0.55	148,573	899	0.61	174,522	1,307	0.75
Total interest-bearing deposits	572,946	1,173	0.20	554,334	1,326	0.24	552,450	1,973	0.36

Other interest-bearing liabilities	25,061	569	2.27	25,293	590	2.33	25,093	595	2.37
Total interest-bearing liabilities	598,007	1,742	0.29	579,627	1,916	0.33	577,543	2,568	0.44

Non-interest-bearing liabilities:
Non-interest-bearing deposits	170,612			140,949			120,290
Other liabilities	6,503			9,096			9,653
Total liabilities	775,122			729,672			707,486
Shareholders' equity	107,133			101,715			81,858
Total liabilities and shareholders' equity	$882,255			$831,387			$789,344
Net interest income		$29,206			$26,710			$24,236
Interest rate spread			3.60%			3.52%			3.29%
Net interest margin			3.67%			3.59%			3.37%
Ratio of average interest-earning assets to average interest- bearing liabilities			133.09%			128.34%			124.46%

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders' equity.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume). Rate/volume variance was allocated based on the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Year Ended March 31,
	2016 vs. 2015			2015 vs. 2014

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$1,586	$432	$2,018	$(165)	$(286)	$(451)
Non-mortgage loans	108	(227)	(119)	1,829	(905)	924
Investment securities (1)	230	205	435	1,497	82	1,579
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	35	(47)	(12)	(529)	299	(230)
Total interest income	1,959	363	2,322	2,632	(810)	1,822

Interest Expense:
Regular savings accounts	14	-	14	16	(32)	(16)
Interest checking accounts	20	-	20	10	(33)	(23)
Money market deposit accounts	(5)	-	(5)	11	(211)	(200)
Certificates of deposit	(103)	(79)	(182)	(181)	(227)	(408)
Other interest-bearing liabilities	(5)	(16)	(21)	5	(10)	(5)
Total interest expense	(79)	(95)	(174)	(139)	(513)	(652)
Net interest income	$2,038	$458	$2,496	$2,771	$(297)	$2,474

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

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. Loans serviced for others totaled $122.1 million of which $117.1 million is serviced for the FHLMC at March 31, 2016. See "Item 1.  Business – Lending Activities – Mortgage Loan Servicing."

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $340.6 million or 54.52% of total loans at March 31, 2016 as compared to $309.4 million or 53.37% at March 31, 2015. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans. See Item 1. "Business - Lending Activities – Real Estate Construction " and "- Lending Activities - Consumer Lending."

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2016 the combined portfolio carried at $150.8 million had an average term to repricing or maturity of 3.45 years. Adjustable rate mortgage-backed securities totaled $12.4 million at March 31, 2016 compared to $13.5 million at March 31, 2015. See Item 1. "Business – Investment Activities."

Liquidity and Capital Resources

Liquidity is essential to our business. The objective of the Bank's liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank's liquidity. As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the year ended March 31, 2016, the Bank used its sources of funds primarily to fund loan commitments and purchase additional investment securities. At March 31, 2016, cash and available for sale investments totaled $222.9 million, or 24.2% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At March 31, 2016, the Bank had no advances from the FRB and had a borrowing capacity of $60.4 million from the FRB, subject to sufficient collateral. At March 31, 2016, there were no advances from the FHLB and the Bank had an available credit facility of $205.5 million, subject to sufficient collateral and stock investment. At March 31, 2016, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2016 and 2015, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $27.1 million, or 3.5% of total deposits, and $37.4 million or 5.2% of total deposits, at March 31, 2016 and 2015, respectively. Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. The Company does not currently have any internet based deposits; however, the Company will continue to have access to these funds in the future. The combination of all the Bank's funding sources gives the Bank available liquidity of $601.8 million, or 65.3% of total assets at March 31, 2016.

At March 31, 2016, the Company had commitments to extend credit of $41.9 million, unused lines of credit totaling $58.9 million and undisbursed construction loans totaling $42.7 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2016 totaled $76.8 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $56.2 million at March 31, 2016.

As a separate legal entity from the Bank the Company must provide for its own liquidity. Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2016, the Company, on an unconsolidated basis, had $1.5 million in cash to meet liquidity needs.

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

Contractual Obligations

The following table shows the contractual obligations by expected period. Further discussion of these commitments is included in Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

At March 31, 2016, scheduled maturities of certificates of deposit, future operating minimum lease commitments, capital lease obligations and subordinated debentures were as follows (in thousands):

	Within 1 Year	Over 1 - 3 Years	Over 3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$76,823	$31,062	$7,380	$4,117	$119,382
Operating leases	1,382	2,545	1,862	1,981	7,770
Capital leases	21	51	74	2,329	2,475
Junior subordinates debentures	-	-	-	22,681	22,681
Total other contractual obligations	$78,226	$33,658	$9,316	$31,108	$152,308

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

At March 31, 2016, the Company had commercial loan commitments of $1.2 million and undisbursed commercial lines of credit of $41.5 million. Commercial real estate mortgage loan commitments totaled $22.6 million and the undisbursed balance of commercial real estate mortgage loans was $1.6 million at March 31, 2016. At March 31, 2016, construction loan commitments totaled $15.7 million and unused construction lines of credit totaled $42.7 million. Unused lines of credit secured by land development loans totaled $2.7 million. Real estate one-to-four family loan commitments totaled $2.4 million and unused lines of credit secured by real estate one-to-four family loans totaled $12.2 million at March 31, 2016. Other installment loan commitments totaled $2,000 and unused lines of credit on other installment loans totaled $919,000 at March 31, 2016. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Aspects of Market Risk.  The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under Item 1.  "Business – Lending Activities,"  "– Investment Activities" and "– Deposit Activities and Other Sources of Funds" contained herein.

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

Consumer and commercial loans are originated and held in portfolio as the short term nature of these portfolio loans match durations more closely with the short term nature of retail deposits such as interest checking, money market accounts and savings accounts. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with longer terms to maturity. Except for immediate short-term cash needs, and depending on the current interest rate environment, FHLB advances will have maturities of long or short term. FRB borrowings have short term maturities. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

A number of measures are utilized to monitor and manage interest rate risk, including simulation modeling and traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, the simulation model is primarily used to assess the impact on earnings changes in interest rates may produce. Key assumptions in the model include cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, consumer preferences and management's capital leverage plans. These assumptions are inherently uncertain; therefore, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results may significantly differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and specific strategies among other factors.

The following tables show the approximate percentage change in net interest income as of March 31, 2016 over a 24-month period under several rate scenarios.
Change in interest rates	Percent change in net interest income (12 months)	Percent change in net interest income (24 months)

Up 300 basis points	(3.5)%	7.1%
Up 200 basis points	(1.6)%	2.8%
Base case	-	0.2%
Down 100 basis points (1)	(1.5)%	(5.3)%

(1) The current federal funds rate is 0.50%. No rates in this model are allowed to go below zero and therefore a down 200 and 300 basis point scenario would not be plausible.

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2016. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments (dollars in thousands).

	Average Rate	Within 1 Year	After 1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:

Loans receivable	4.27%	$56,230	$115,862	$62,752	$228,081	$161,894	$624,819
Investments securities and
other interest-earning assets	1.64	71,058	28,915	88,683	19,195	-	207,851
FHLB stock	0.30	212	424	424	-	-	1,060
Total assets		$127,500	$145,201	$151,859	$247,276	$161,894	$833,730

Interest-Sensitive Liabilities:

Interest checking	0.07	$28,948	$57,896	$57,896	$-	$-	$144,740
Savings accounts	0.10	19,398	38,798	38,798	-	-	96,994
Money market accounts	0.12	47,908	95,818	95,818	-	-	239,544
Certificate accounts	0.55	76,823	31,062	7,380	4,117	-	119,382
FHLB advances	-	-	-	-	-	-	-
FRB borrowings	-	-	-	-	-	-	-
Subordinated debentures	1.99	-	-	-	-	22,681	22,681
Obligations under capital lease	7.16	21	51	74	309	2,020	2,475
Total liabilities		173,098	223,625	199,966	4,426	24,701	625,816
Interest sensitivity gap		(45,598)	(78,424)	(48,107)	242,850	137,193	$207,914
Cumulative interest sensitivity gap		$(45,598)	$(124,022)	$(172,129)	$70,721	$207,914
Off-Balance Sheet Items:

Commitments to extend credit		$41,875	$-	$-	$-	$-	$41,875
Unused lines of credit		$101,623	$-	$-	$-	$-	$101,623

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Financial Statements for the Years Ended March 31, 2016, 2015 and 2014
Reports of Independent Registered Public Accounting Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Riverview Bancorp, Inc. and Subsidiary (collectively, "the Company") as of March 31, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 14, 2016, expressed an unqualified opinion thereon.

/s/Delap LLP

Lake Oswego, Oregon
 June 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
 Vancouver, Washington
We have audited the accompanying consolidated balance sheet of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the two years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and subsidiary as of March 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte + Touche LLP
Portland, Oregon
 June 12, 2015

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND 2015

(In thousands, except share and per share data)	2016	2015
ASSETS
Cash and cash equivalents (including interest-earning accounts of $40,317 and $45,490)	$55,400	$58,659
Certificates of deposit held for investment	16,769	25,969
Loans held for sale	503	778
Investment securities:
Available for sale, at estimated fair value	150,690	112,463
Held to maturity, at amortized cost (estimated fair value of $76 and $88)	75	86
Loans receivable (net of allowance for loan losses of $9,885 and $10,762)	614,934	569,010
Real estate owned	595	1,603
Prepaid expenses and other assets	3,405	3,238
Accrued interest receivable	2,384	2,139
Federal Home Loan Bank stock, at cost	1,060	5,924
Premises and equipment, net	14,595	15,434
Deferred income taxes, net	9,189	12,568
Mortgage servicing rights, net	380	399
Goodwill	25,572	25,572
Bank owned life insurance ("BOLI")	25,678	24,908
TOTAL ASSETS	$921,229	$858,750

LIABILITIES AND EQUITY

LIABILITIES:
Deposits	$779,803	$720,850
Accrued expenses and other liabilities	7,388	8,111
Advance payments by borrowers for taxes and insurance	609	495
Junior subordinated debentures	22,681	22,681
Capital lease obligation	2,475	2,276
Total liabilities	812,956	754,413
COMMITMENTS AND CONTINGENCIES (See Note 17)
EQUITY:
Shareholders' equity:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
March 31, 2016 – 22,507,890 issued and outstanding	225	225
March 31, 2015 – 22,489,890 issued and outstanding
Additional paid-in capital	64,418	65,268
Retained earnings	42,728	37,830
Unearned shares issued to employee stock ownership plan ("ESOP")	(181)	(284)
Accumulated other comprehensive income	1,083	762
Total shareholders' equity	108,273	103,801

Noncontrolling interest	-	536
Total equity	108,273	104,337
TOTAL LIABILITIES AND EQUITY	$921,229	$858,750
  See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2016, 2015 AND 2014

(In thousands, except share and per share data)	2016	2015	2014
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$27,795	$25,896	$25,423
Interest on investment securities	2,709	2,274	695
Other interest and dividends	444	456	686
Total interest and dividend income	30,948	28,626	26,804

INTEREST EXPENSE:
Interest on deposits	1,173	1,326	1,973
Interest on borrowings	569	590	595
Total interest expense	1,742	1,916	2,568
Net interest income	29,206	26,710	24,236
Recapture of loan losses	(1,150)	(1,800)	(3,700)
Net interest income after recapture of loan losses	30,356	28,510	27,936

NON-INTEREST INCOME:
Fees and service charges	4,846	4,317	4,258
Asset management fees	3,212	2,975	2,630
Net gains on sales of loans held for sale	525	596	667
Bank owned life insurance	770	716	553
Other, net	22	271	259
Total non-interest income, net	9,375	8,875	8,367

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,694	17,805	15,755
Occupancy and depreciation	4,727	4,778	4,811
Data processing	1,775	1,807	2,058
Advertising and marketing	669	628	726
FDIC insurance premium	500	627	1,487
State and local taxes	510	559	462
Telecommunications	292	295	304
Professional fees	904	1,089	1,290
Real estate owned	567	994	2,765
Other	2,309	2,162	2,303
Total non-interest expense	29,947	30,744	31,961
INCOME BEFORE INCOME TAXES	9,784	6,641	4,342
PROVISION (BENEFIT) FOR INCOME TAXES	3,426	2,150	(15,081)
NET INCOME	$6,358	$4,491	$19,423

Earnings per common share:
Basic	$0.28	$0.20	$0.87
Diluted	0.28	0.20	0.87
Weighted average number of shares outstanding:
Basic	22,450,252	22,392,744	22,367,174
Diluted	22,494,151	22,431,839	22,369,175

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2016, 2015 AND 2014

(In thousands)	2016	2015	2014

Net income	$6,358	$4,491	$19,423

Other comprehensive income:
Net unrealized holding gain from available for sale investment securities arising
during the period, net of tax of ($203), ($778) and ($189), respectively	321	1,513	366

Reclassification adjustment of net gain from sale of available for sale investment
securities included in income, net of tax of $0, $54 and $0, respectively	-	(104)	-

Total other comprehensive income, net	321	1,409	366

Noncontrolling interest	47	65	81
Total comprehensive income	$6,726	$5,965	$19,870

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED MARCH 31, 2016, 2015 AND 2014
(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to ESOP	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2013	22,471,890	$225	$65,551	$14,169	$(490)	$(1,013)	$603	$79,045

Net income	-	-	-	19,423	-	-	-	19,423
Purchase of subsidiary shares from noncontrolling interest	-	-	(399)	-	-	-	(213)	(612)
Stock-based compensation expense	-	-	78	-	-	-	-	78
Earned ESOP shares	-	-	(35)	-	103	-	-	68
Unrealized holding gain on investment securities available for sale	-	-	-	-	-	366	-	366
Noncontrolling interest	-	-	-	-	-	-	81	81

Balance March 31, 2014	22,471,890	225	65,195	33,592	(387)	(647)	471	98,449

Net income	-	-	-	4,491	-	-	-	4,491
Cash dividend on common stock ($0.01125 per share)	-	-	-	(253)	-	-	-	(253)
Exercise of stock options	18,000	-	48	-	-	-	-	48
Stock-based compensation expense	-	-	26	-	-	-	-	26
Earned ESOP shares	-	-	(1)	-	103	-	-	102
Unrealized holding gain on investment securities available for sale	-	-	-	-	-	1,409	-	1,409
Noncontrolling interest	-	-	-	-	-	-	65	65

Balance March 31, 2015	22,489,890	225	65,268	37,830	(284)	762	536	104,337

Net income	-	-	-	6,358	-	-	-	6,358
Purchase of subsidiary shares from noncontrolling interest	-	-	(919)	-	-	-	(583)	(1,502)
Cash dividend on common stock ($0.065 per share)	-	-	-	(1,460)	-	-	-	(1,460)
Exercise of stock options	18,000	-	62	-	-	-	-	62
Earned ESOP shares	-	-	7	-	103	-	-	110
Unrealized holding gain on investment securities available for sale	-	-	-	-	-	321	-	321
Noncontrolling interest	-	-	-	-	-	-	47	47

Balance March 31, 2016	22,507,890	$225	$64,418	$42,728	$(181)	$1,083	$-	$108,273

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2016, 2015 AND 2014
(In thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,358	$4,491	$19,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,294	3,283	1,898
Recapture of loan losses	(1,150)	(1,800)	(3,700)
Provision (benefit) for deferred income taxes	3,175	2,140	(15,100)
Expense related to ESOP	110	102	68
Increase in deferred loan origination fees, net of amortization	585	190	102
Origination of loans held for sale	(15,768)	(17,991)	(24,413)
Proceeds from sales of loans held for sale	16,398	18,673	24,718
Stock-based compensation expense	-	26	78
Writedown of real estate owned	369	715	2,056
Net gains on loans held for sale, sales and transfer of real estate owned, sales of investment securities and sales of premises and equipment	(321)	(663)	(640)
Income from bank owned life insurance	(770)	(716)	(553)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(239)	(161)	46
Accrued interest receivable	(245)	(303)	(89)
Accrued expenses and other liabilities	(718)	(2,424)	2,637
Net cash provided by operating activities	11,078	5,562	6,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(30,686)	(24,270)	24,044
Purchases of loans receivable	(15,618)	(22,864)	(22,082)
Principal repayments on investment securities available for sale	21,860	18,553	3,516
Purchase of investment securities available for sale	(60,679)	(52,199)	(101,514)
Proceeds from call, maturity, and sales of investment securities available for sale	-	24,205	3,000
Principal repayments on investment securities held to maturity	11	15	24
Purchase of premises and equipment and capitalized software	(366)	(464)	(835)
Redemption of certificates of deposit held for investment, net	9,200	10,956	7,710
Proceeds from redemption of Federal Home Loan Bank stock, net	4,864	820	410
Purchase of bank owned life insurance	-	(6,500)	-
Proceeds from sales of real estate owned and premises and equipment	753	5,493	7,347
Net cash used in investing activities	(70,661)	(46,255)	(78,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	58,953	30,784	26,260
Purchase of subsidiary shares from noncontrolling interest	(1,502)	-	(612)
Dividends paid	(1,261)	-	-
Proceeds from borrowings	4,100	25,450	3,000
Repayment of borrowings	(4,100)	(25,450)	(3,000)
Principal payments under capital lease obligation	(42)	(85)	(79)
Net increase (decrease) in advance payments by borrowers	114	28	(558)
Proceeds from exercise of stock options	62	48	-
Net cash provided by financing activities	56,324	30,775	25,011

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,259)	(9,918)	(46,838)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	58,659	68,577	115,415
CASH AND CASH EQUIVALENTS, END OF YEAR	$55,400	$58,659	$68,577
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$1,570	$5,457	$1,974
Income taxes	239	15	31
NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$452	$253	$-
Transfer of loans to real estate owned	298	1,512	$6,331
Transfer of real estate owned to loans	-	1,333	4,946
Adjustment to capital lease obligations and premises and equipment due to lease modification	241	-	-
Unrealized holding gain from investment securities available for sale	524	2,133	555
Income tax effect related to unrealized holding gain from investment securities available for sale	(203)	(724)	(189)

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2016, 2015 and 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the "Bank"); and the Bank's wholly-owned subsidiaries, Riverview Services, Inc. and Riverview Asset Management Corp. ("RAMCorp") (collectively referred to as the "Company"). All inter-company transactions and balances have been eliminated in consolidation. As of March 31, 2015, a noncontrolling interest owner held a 10% interest in RAMCorp. During December 2015, RAMCorp repurchased all the remaining shares held by its noncontrolling interest owner. The purchase price of these shares was based on two third party appraisals of RAMCorp. Upon repurchase these shares were retired. This transaction resulted in the Bank's ownership of RAMCorp increasing from 90% at March 31, 2015 to 100% at March 31, 2016. The former noncontrolling interest owner is an Executive Vice President of the Bank and also serves as Chairman of the Board, CEO and President of its subsidiary, RAMCorp.

The Company has also established two subsidiary grantor trusts in connection with the issuance of trust preferred securities (see Note 10). In accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"), the accounts and transactions of the trusts are not included in the accompanying consolidated financial statements.

Nature of Operations – The Bank is a seventeen branch community-oriented financial institution operating in rural and suburban communities in southwest Washington State and Multnomah and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various commercial business, commercial real estate, land, multi-family real estate, real estate construction and consumer loans. Additionally, RAMCorp offers trust and investment services.

Business segments – The Company's operations are managed along two operating segments, consisting of banking operations performed by the Bank and trust and investment services performed by RAMCorp. While the chief operating decision maker uses financial information related to these segments to analyze business performance and allocate resources, the trust and investment services segment does not meet the quantitative threshold under GAAP to be considered a reportable segment. As such, these operating segments are aggregated into a single reportable operating segment in the consolidated financial statements. No revenues are derived from foreign countries.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include amounts on hand, due from banks and interest-earning deposits in other banks. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase.

Certificates of Deposit Held for Investment – Certificates of deposit held for investment include amounts invested with financial institutions for a stated interest rate and maturity date. Early withdraw penalties apply; however, the Company plans to hold these investments to maturity.

Loans Held for Sale – The Company identifies loans held for sale at the time of origination and such loans are carried at the lower of aggregate cost or estimated fair value. Estimated fair values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

Gains or losses on sales of loans held for sale are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of these loans sold. The Company capitalizes mortgage servicing rights ("MSRs") acquired through the sale of originated mortgage loans or the securitization of mortgage loans with servicing rights retained. Upon sale of mortgage loans held for sale, the total cost of the loans designated for sale is allocated to mortgage loans with and without MSRs based on their relative fair values. The MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of the net servicing income and such amortization is reflected as a component of loan servicing income and is included in the consolidated statements of income under other non-interest income.

Investment Securities – Investment securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investment securities held to maturity are carried at amortized cost. Unrealized losses on investment securities held to maturity due to fluctuations in fair value are recognized when it is determined that a credit-related other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Investment securities that the Company intends to hold for an indefinite period, but not necessarily to maturity are classified as available for sale. Such securities may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates and similar factors. Investment securities available for sale are reported at estimated fair value. Unrealized gains and losses on investment securities available for sale, net of the related deferred tax effect, are included in total comprehensive income and are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on sales of investment securities available for sale, determined using the specific identification method, are included in earnings on the trade date. Amortization of premiums and accretion of discounts are recognized in interest income over the period to contractual maturity or expected call, if sooner.

The Company analyzes investment securities for other than temporary impairment ("OTTI") on a quarterly basis. OTTI is separated into a credit component and noncredit component. Credit component losses are reported in non-interest income when the present value of expected future cash flows is less than the amortized cost. Noncredit component losses are recorded in other comprehensive income (loss) when the Company (1) does not intend to sell the security or (2) is not more likely than not to have to sell the security prior to the security's anticipated recovery. If the Company is likely to sell an investment security, any noncredit component losses are recognized, as of the sale date, and are reported in non-interest income.

Loans Receivable – Loans are stated at the amount of unpaid principal, reduced by deferred loan origination fees and an allowance for loan losses. Interest on loans is accrued daily based on the principal amount outstanding.

Loans are reviewed regularly and it is the Company's general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components.

The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value (less estimated selling costs, if applicable) of the impaired loan is lower than the carrying value of that loan.

The general component covers non-impaired loans based on the Company's risk rating system and historical loss experience adjusted for qualitative factors. The Company calculates its historical loss rates using the average of the last four quarterly 24-month periods. The Company calculates and applies its historical loss rates by individual loan types in its portfolio. These historical loss rates are adjusted for qualitative and environmental factors.

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

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard or worse, on non-accrual status or represents a troubled debt restructuring ("TDR"). The majority of the Company's impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan's original effective interest rate. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan, the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded, the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and has not had an appraisal of the collateral in the last six months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation of the collateral on an annual basis. The collateral valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

In accordance with the Company's policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payment in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months are charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale of the underlying collateral would result in full repayment of the outstanding loan balance. Once any other potential sources of repayment are exhausted, the impaired portion of the loan is charged-off. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is promptly charged off.

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

Management's evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company's historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of the current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Allowance for Unfunded Loan Commitments – The allowance for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments is included in accrued expenses and other liabilities on the consolidated balance sheets, with changes to the balance charged against non-interest expense.

Real Estate Owned ("REO") – REO consists of properties acquired through foreclosure and is recorded initially at the estimated fair value of the properties, less estimated costs of disposal.  At the time of foreclosure, specific charge-offs are taken against the allowance for loan losses based upon detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Subsequently, the Company performs an evaluation of the properties and records a valuation allowance with an offsetting charge to real estate owned expenses for any declines in value. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. The amounts the Company will ultimately recover and be recorded in the accompany consolidated balance sheets from the disposition of REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for the sale of the property. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.

Federal Home Loan Bank Stock – On May 31, 2015, the Federal Home Loan Bank of Seattle merged into the Federal Home Loan Bank of Des Moines ("FHLB"). The Bank, as a member of the FHLB, is required to maintain a minimum investment in capital stock of the FHLB based on specific percentages of its outstanding advances from the FHLB. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company evaluated its investment in FHLB stock for OTTI, consistent with its accounting policy. Based on the Company's evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB and the Company's intent and ability to hold the investment for a period of time sufficient to be able to redeem its investment at par value, the Company did not recognize any OTTI losses on its FHLB stock during the years ended March 31, 2016, 2015 and 2014.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the estimated term of the lease or the estimated useful life of the improvements, whichever is less. Depreciation is generally computed on the straight-line method over the following estimated useful lives: building and improvements – up to 45 years; furniture and equipment – three to twenty years; and leasehold improvements – fifteen to twenty-five years, or estimated lease term if shorter. Gains or losses on dispositions are reflected in earnings. The cost of maintenance and repairs is charged to expense as incurred. Assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines impairment exists the asset is reduced by an offsetting charge to expense.

The capitalized lease, less accumulated amortization is included in premises and equipment. The capitalized lease is amortized on a straight-line basis over the lease term and the amortization is included in depreciation expense.

MSRs – The Company services certain loans that it has originated and sold to the Federal Home Loan Mortgage Corporation ("FHLMC"). Loan servicing includes collecting payments, remitting funds to investors, insurance companies and tax authorities, collecting delinquent payments, and foreclosing on properties when necessary. Fees earned for servicing loans for the FHLMC are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred. In addition, the Company has recorded MSRs, which represent the rights to service loans.

The Company records its originated MSRs at fair value in accordance with GAAP, which requires the Company to allocate the total cost of all mortgage loans sold to the MSRs and the loans (without the MSRs) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including the coupon interest rate and the contractual maturity of the mortgage. An estimated fair value of MSRs is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayment speeds, discount rate, loan maturity and interest rate. Market sources are used to determine prepayment speeds, ancillary income, servicing cost and pre-tax required yield. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. The Company is amortizing the MSRs in proportion to and over the period of estimated net servicing income.

MSRs are reviewed quarterly for impairment based on their estimated fair value. The estimated fair value of the MSRs, for the purposes of impairment, is measured using the methods described above. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income.

Goodwill – Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method. Goodwill and other intangibles deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment not less than annually. The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.

Bank owned life insurance ("BOLI") – BOLI policies are recorded at their cash surrender value less applicable surrender charges. Income from BOLI is recognized when earned.

Advertising and Marketing – Costs incurred for advertising, merchandising, market research, community investment and business development are classified as advertising and marketing expense and are expensed as incurred.

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

Transfer of financial assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Trust Assets – Assets held by RAMCorp in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $389.1 million and $409.3 million were held in trust as of March 31, 2016 and 2015, respectively.

Earnings Per Share – GAAP requires all companies whose capital structure includes dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented. The Company's basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding restricted stock and unallocated shares owned by the employee stock ownership plan ("ESOP"). The Company's diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average diluted effect of the Company's stock options.

Stock-Based Compensation – The Company measures compensation cost for all stock-based awards based on the grant-date fair value of the awards and recognizes compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model.

ESOP – The Company sponsors a leveraged ESOP. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become available for earnings per share calculations. The Company records cash dividends on unallocated shares as a reduction of debt and accrued interest.

New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern" ("ASU 2014-15"). ASU 2014-15 provides guidance in connection with preparing financial statements for each annual and interim reporting period for which an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (or within one year after the date that the consolidated financial statements are available to be issued when applicable). ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a significant impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, "Income Statement – Extraordinary and Unusual Items" ("ASU 2015-01"). ASU 2015-01 eliminates the need to separately classify, present and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. The amendments in ASU 2015-01 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a significant impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 generally requires equity investments – except those accounted for under the equity method of accounting or those that result in consolidation of the investee – to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-01 will have on the Company's future consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities, and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in ASU 2016-02 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of the amendments in ASU 2016-02 is permitted. The

Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on the Company's future consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the Company's future consolidated financial statements.

Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation; such reclassifications had no effect on previously reported net income or total equity.

2.	RESTRICTED ASSETS

Regulations of the Board of Governors of the Federal Reserve System require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco ("FRB"), based on a percentage of deposits. The amounts of such balances as of March 31, 2016 and 2015 were $1.0 million and $951,000, respectively, which were in compliance with minimum reserve requirements.

3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Available for sale:
Trust preferred	$1,919	$-	$(111)	$1,808
Agency securities	19,520	63	(14)	19,569
Real estate mortgage investment conduits (1)	43,293	632	(1)	43,924
Mortgage-backed securities (1)	75,404	980	(31)	76,353
Other mortgage-backed securities (2)	8,875	185	(24)	9,036
Total available for sale	$149,011	$1,860	$(181)	$150,690

Held to maturity:
Mortgage-backed securities (3)	$75	$1	$-	$76

March 31, 2015
Available for sale:
Trust preferred	$1,919	$-	$(107)	$1,812
Agency securities	14,008	38	(107)	13,939
Real estate mortgage investment conduits (3)	22,455	255	(1)	22,709
Mortgage-backed securities (1)	67,568	1,006	(60)	68,514
Other mortgage-backed securities (2)	5,359	142	(12)	5,489
Total available for sale	$111,309	$1,441	$(287)	$112,463

Held to maturity:
Mortgage-backed securities (3)	$86	$2	$-	$88

(1) Comprised of FHLMC, Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of March 31, 2016 are as follows (in thousands):
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$18,982	$19,097	$-	$-
Due after five years through ten years	17,418	17,631	66	67
Due after ten years	112,611	113,962	9	9
Total	$149,011	$150,690	$75	$76

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2016

Available for sale:
Trust preferred	$-	$-	$1,808	$(111)	$1,808	$(111)
Agency securities	5,508	(6)	4,991	(8)	10,499	(14)
Real estate mortgage investment conduits (1)	1,636	(1)	-	-	1,636	(1)
Mortgage-backed securities (2)	831	(10)	3,051	(21)	3,882	(31)
Other mortgage-backed securities (3)	1,891	(6)	1,229	(18)	3,120	(24)
Total available for sale	$9,866	$(23)	$11,079	$(158)	$20,945	$(181)

March 31, 2015

Available for sale:
Trust preferred	$-	$-	$1,812	$(107)	$1,812	$(107)
Agency securities	-	-	12,893	(107)	12,893	(107)
Real estate mortgage investment conduits (1)	1,323	(1)	-	-	1,323	(1)
Mortgage-backed securities (2)	-	-	5,098	(60)	5,098	(60)
Other mortgage-backed securities (3)	-	-	1,417	(12)	1,417	(12)
Total available for sale	$1,323	$(1)	$21,220	$(286)	$22,543	$(287)

(1) Comprised of FHLMC issued securities.
(2) Comprised of FHLMC and FNMA issued securities.
(3) Comprised of SBA issued securities.

At March 31, 2016, the Company had a single collateralized debt obligation which is secured by a pool of trust preferred securities issued by 15 other bank holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuer. Four of the issuers of trust preferred securities in this pool have defaulted (representing 51% of the remaining collateral, including excess collateral), and one other issuer is currently deferring interest payments (representing 2% of the remaining collateral). The Company has estimated an expected default rate of 44% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 75% would trigger OTTI of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the year ended March 31, 2016, the Company determined that there was no OTTI charge on this collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The unrealized losses on the Company's investment securities were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. Based on management's evaluation and intent, the unrealized losses related to the investment securities in the above tables are considered temporary.

The Company had no sales and realized no gains or losses on sales of investment securities for the years ended March 31, 2016 and 2014. Proceeds from sales of investment securities available for sale totaled $16.8 million for the year ended March 31, 2015. Gross realized gains on sales of investment securities available for sale totaled $158,000 for the year ended March 31, 2015. The gross realized gain of $158,000 was recorded in other non-interest income in the consolidated statement of income for the year ended March 31, 2015. The related income tax of $54,000 related to these realized gains was recorded in the provision for income taxes in the consolidated statement of income for the year ended March 31, 2015. Investment securities available for sale with an amortized cost of $10.2 million and $4.3 million and a fair value of $10.3 million and $4.3 million at March 31, 2016 and 2015, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $23,000 and $27,000 and a fair value of $24,000 and $27,000 at March 31, 2016 and 2015, respectively were pledged as collateral for government public funds held by the Bank.

4.	LOANS RECEIVABLE

Loans receivable at March 31, 2016 and 2015 are reported net of deferred loan fees totaling $2.7 million and $2.2 million, respectively. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	March 31, 2016	March 31, 2015
Commercial and construction
Commercial business	$69,397	$77,186
Commercial real estate	353,749	299,691
Land	12,045	15,358
Multi-family	33,733	30,457
Real estate construction	26,731	30,498
Total commercial and construction	495,655	453,190

Consumer
Real estate one-to-four family	88,780	89,801
Other installment (1)	40,384	36,781
Total consumer	129,164	126,582

Total loans	624,819	579,772

Less: Allowance for loan losses	9,885	10,762
Loans receivable, net	$614,934	$569,010

(1) Consists primarily of purchased automobile loans totaling $37.4 million and $34.7 million at March 31, 2016 and 2015, respectively.

The Company originates commercial business, commercial real estate, land, multi-family real estate, real estate construction, residential real estate and other consumer loans. At March 31, 2016 and 2015, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company's portfolio are secured by properties located in Washington and Oregon, and accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in the local economic conditions in these markets. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulations to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2016, loans carried at $424.5 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consist of the following for the periods indicated (in thousands):

	Year Ended March 31,
	2016	2015	2014
Beginning balance	$1,233	$854	$1,609
Originations	53	511	-
Principal repayments	(445)	(132)	(755)
Ending balance	$841	$1,233	$854

Loan segment risk characteristics: The Company considers its loan classes to be the same as its loan segments. The following are loan segment risk characteristics of the Company's loan portfolio:

Commercial business – Commercial business loans are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers may be volatile and the value of the collateral securing these loans may be difficult to measure. Most commercial business loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and generally include a personal guarantee based on a review of personal financial statements. The Company will extend some short-term loans on an unsecured basis to highly qualified borrowers. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the credit-worthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of the borrowers and the guarantors.

Commercial real estate – The Company originates commercial real estate loans within its primary market areas secured by properties such as office buildings, warehouse/industrial, retail, assisted living, single purpose facilities, and other commercial properties. These are cash flow loans that share characteristics of both real estate and commercial business loans. The primary source of repayment is cash flow from the operation of the collateral property and secondarily through liquidation of the collateral. These loans are generally higher risk than other classifications of loans in that they typically involve higher loan amounts, are dependent on the management experience of the owners, and may be adversely affected by conditions in the real estate market or the economy. Owner-occupied commercial real estate loans are generally of lower credit risk than non-owner occupied commercial real estate loans as the borrowers' businesses are likely dependent on the properties. Underwriting for these loans is primarily dependent on the repayment capacity derived from the operation of the occupying business rather than rents paid by third parties. The Company attempts to mitigate these risks by generally limiting the maximum loan-to-value ratio to 65%-80% depending on the property type and scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan

Land – The Company has historically originated loans for the acquisition of raw land upon which the purchaser can then build or make improvements necessary to build or sell as improved lots. Currently, the Company is originating new land loans on a limited basis. Loans secured by undeveloped land or improved lots involve greater risks than one-to-four family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default or foreclosure, the Company may incur a loss. The Company attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on raw land loans to 65% and improved land loans to 75%.

Multi-family – The Company originates loans secured by multi-family dwelling units (more than four units). These loans involve a greater degree of risk than one-to-four family residential mortgage loans as these loans are usually greater in amount, dependent on the cash flow capacity of the project, and they are more difficult to evaluate and monitor. Repayment of loans secured by multi-family properties typically depend on the successful operation and management of the properties. Consequently, repayment of such loans may be affected by adverse conditions in the real estate market or economy. The Company attempts to mitigate these risks by thoroughly evaluating the global financial condition of the borrower, the management experience of the borrower, and the quality of the collateral property securing the loan.

Real estate construction- – The Company originates construction loans for one-to-four family residential, multi-family, and commercial real estate properties. The one-to-four family residential construction loans include construction of consumer custom homes whereby the home buyer is the borrower as well as speculative and presold loans for home builders. Speculative one-to four-family construction loans are loans for which the home builder does not have, at the time of the loan origination, a signed contract with a home buyer who has a commitment for permanent financing with the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period. Multi-family construction loans are originated to construct apartment buildings and condominium projects. Commercial construction loans are originated to construct properties such as office buildings, retail rental space and mini-storage facilities, and assisted living facilities. All construction loans are short term and generally the rate is variable in nature. Construction lending can involve a higher level of risk than other types of lending because funds are advanced based on a prospective value of the project at completion, the total estimated construction cost of the project, and the borrowers' equity at risk. Additionally, the repayment of the loan is conditional on the success of the ultimate project which is subject to interest rate changes, governmental regulations, general economic conditions and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company's estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. Although the nature of real estate construction loans is such that they are generally more difficult to evaluate and monitor, the Company attempts to closely monitor the construction project by on-site inspections. The Company also attempts to mitigate the risks of construction lending by adhering to its underwriting policies, disbursement procedures and monitoring practices.

Real estate one-to-four family – The Company originates both fixed-rate and adjustable-rate loans secured by one- to-four family residences located in its primary market areas. The majority of the fixed-rate one-to-four family loans are sold in the secondary market for asset/liability management purposes and to generate non-interest income. The Company's lending policies generally limit the maximum loan-to-value on one-to-four family loans to 80% of the lesser of the appraised value or the purchase price. However, the Company usually obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. Terms of maturity typically range from 15 to 30 years. The Company also originates home equity lines of credit and second mortgage loans. Home equity lines of credit and second mortgage loans have a greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Company. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower.

Other installment – The Company originates other consumer loans, which include automobile loans, boat loans, motorcycle loans, recreational vehicle loans, savings account loans and unsecured loans. As of March 31, 2016 and 2015, other installment loans primarily consist of purchased automobile loans. These purchased automobile loans are originated through a single dealership group located outside the Company's primary market area. The collateral for these purchased automobile loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. Other consumer loans generally have shorter terms to maturity than mortgage loans. Other consumer loans generally involve a greater degree of risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the borrower.

5.	ALLOWANCE FOR LOAN LOSSES

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):
March 31, 2016	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,263	$4,268	$539	$348	$769	$2,548	$1,027	$10,762
Provision for (recapture of) loan losses	(245)	5	(545)	364	(359)	(51)	(319)	(1,150)
Charge-offs	-	-	-	-	-	(274)	-	(274)
Recoveries	30	-	331	-	6	180	-	547
Ending balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885

March 31, 2015

Beginning balance	$2,409	$5,269	$340	$203	$387	$2,653	$1,290	$12,551
Provision for (recapture of) loan losses	(1,060)	(768)	(72)	145	382	(164)	(263)	(1,800)
Charge-offs	(120)	(233)	-	-	-	(111)	-	(464)
Recoveries	34	-	271	-	-	170	-	475
Ending balance	$1,263	$4,268	$539	$348	$769	$2,548	$1,027	$10,762

March 31, 2014

Beginning balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643
Provision for (recapture of) loan losses	95	(417)	(2,439)	(338)	173	(258)	(516)	(3,700)
Charge-offs	(340)	(316)	(90)	-	(11)	(349)	-	(1,106)
Recoveries	526	23	850	-	4	311	-	1,714
Ending balance	$2,409	$5,269	$340	$203	$387	$2,653	$1,290	$12,551

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
March 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,048	$1,048	$192	$69,205	$69,397
Commercial real estate	-	4,273	4,273	9,802	343,947	353,749
Land	-	325	325	801	11,244	12,045
Multi-family	-	712	712	1,731	32,002	33,733
Real estate construction	-	416	416	-	26,731	26,731
Consumer	110	2,293	2,403	1,678	127,486	129,164
Unallocated	-	708	708	-	-	-
Total	$110	$9,775	$9,885	$14,204	$610,615	$624,819

March 31, 2015

Commercial business	$-	$1,263	$1,263	$1,091	$76,095	$77,186
Commercial real estate	-	4,268	4,268	15,939	283,752	299,691
Land	-	539	539	801	14,557	15,358
Multi-family	-	348	348	1,922	28,535	30,457
Real estate construction	-	769	769	-	30,498	30,498
Consumer	147	2,401	2,548	2,622	123,960	126,582
Unallocated	-	1,027	1,027	-	-	-
Total	$147	$10,615	$10,762	$22,375	$557,397	$579,772

Changes in the allowance for unfunded loan commitments were as follows for the periods indicated (in thousands):
	Year Ended March 31,
	2016	2015	2014
Beginning balance	$259	$294	$229
Net change in allowance for unfunded loan commitments	65	(35)	65
Ending balance	$324	$259	$294

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

March 31, 2016	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$-	$-	$-	$-	$69,397	$69,397
Commercial real estate	-	-	1,559	1,559	352,190	353,749
Land	-	-	801	801	11,244	12,045
Multi-family	-	-	-	-	33,733	33,733
Real estate construction	-	-	-	-	26,731	26,731
Consumer	611	20	334	965	128,199	129,164
Total	$611	$20	$2,694	$3,325	$621,494	$624,819

March 31, 2015

Commercial business	$359	$-	$-	$359	$76,827	$77,186
Commercial real estate	225	-	3,291	3,516	296,175	299,691
Land	-	-	801	801	14,557	15,358
Multi-family	-	-	-	-	30,457	30,457
Real estate construction	-	-	-	-	30,498	30,498
Consumer	902	-	1,226	2,128	124,454	126,582
Total	$1,486	$-	$5,318	$6,804	$572,968	$579,772

Interest income foregone on non-accrual loans was $112,000, $433,000 and $949,000 for the years ended March 31, 2016, 2015 and 2014, respectively.

Credit quality indicators: The Company monitors credit risk in its loan portfolio using a risk rating system (on a scale of one to nine) for all commercial (non-consumer) loans. The risk rating system is a measure of the credit risk of the borrower based on their historical, current and anticipated future financial characteristics. The Company assigns a risk rating to each commercial loan at origination and subsequently updates these ratings, as necessary, so that the risk rating continues to reflect the appropriate risk characteristics of the loan. Application of appropriate risk ratings is key to management of loan portfolio risk. In determining the appropriate risk rating, the Company considers the following factors: delinquency, payment history, quality of management, liquidity, leverage, earnings trends, alternative funding sources, geographic risk, industry risk, cash flow adequacy, account practices, asset protection and extraordinary risks. Consumer loans, including custom construction loans, are not assigned a risk rating but rather are grouped into homogeneous pools with similar risk characteristics. When a consumer loan is delinquent 90 days, it is placed on non-accrual status and assigned a substandard risk rating. Loss factors are assigned to each risk rating and homogeneous pool based on historical loss experience for similar loans. This historical loss experience is adjusted for qualitative factors that are likely to cause the estimated credit losses to differ from the Company's historical loss experience. The Company uses these loss factors to estimate the general component of its allowance for loan losses.

Pass – These loans have a risk rating between 1 and 4 and are to borrowers that meet normal credit standards. Any deficiencies in satisfactory asset quality, liquidity, debt servicing capacity and coverage are offset by strengths in other areas. The borrower currently has the capacity to perform according to the loan terms. Any concerns about risk factors such as stability of margins, stability of cash flows, liquidity, dependence on a single product/supplier/customer, depth of management, etc. are offset by strength in other areas. Typically, these loans are secured by the operating assets of the borrower and/or real estate. The borrower's management is considered competent. The borrower has the ability to repay the debt in the normal course of business.

Watch – These loans have a risk rating of 5 and are included in the "pass" rating. However, there would typically be some reason for additional management oversight, such as the borrower's recent financial setbacks and/or deteriorating financial position, industry concerns and failure to perform on other borrowing obligations. Loans with this rating are monitored closely in an effort to correct deficiencies.

Special mention – These loans have a risk rating of 6 and are rated in accordance with regulatory guidelines. These loans have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the credit position at some future date. These loans pose elevated risk but their weakness does not yet justify a "Substandard" classification.

Substandard – These loans have a risk rating of 7 and are rated in accordance with regulatory guidelines, for which the accrual of interest may or may not be discontinued. By definition under regulatory guidelines, a "substandard" loan has defined weaknesses which make payment default or principal exposure likely but not yet certain. Repayment of such loans is likely to be dependent upon collateral liquidation, a secondary source of repayment, or an event outside of the normal course of business.

Doubtful – These loans have a risk rating of 8 and are rated in accordance with regulatory guidelines. Such loans are placed on non-accrual status and repayment may be dependent upon collateral which has value that is difficult to determine or upon some near-term event which lacks certainty.

Loss – These loans have a risk rating of 9 and are rated in accordance with regulatory guidelines. Such loans are charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. "Loss" is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):
March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$68,221	$813	$363	$-	$-	$69,397
Commercial real estate	343,306	7,659	2,784	-	-	353,749
Land	9,760	1,484	801	-	-	12,045
Multi-family	33,721	-	12	-	-	33,733
Real estate construction	26,731	-	-	-	-	26,731
Consumer	128,830	-	334	-	-	129,164
Total	$610,569	$9,956	$4,294	$-	$-	$624,819

March 31, 2015

Commercial business	$75,643	$977	$566	$-	$-	$77,186
Commercial real estate	277,156	15,570	6,965	-	-	299,691
Land	11,665	2,892	801	-	-	15,358
Multi-family	28,508	14	1,935	-	-	30,457
Real estate construction	28,670	-	1,828	-	-	30,498
Consumer	125,356	-	1,226	-	-	126,582
Total	$546,998	$19,453	$13,321	$-	$-	$579,772

Impaired loans: The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

March 31, 2016	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$192	$-	$192	$192	$-
Commercial real estate	9,802	-	9,802	10,758	-
Land	801	-	801	807	-
Multi-family	1,731	-	1,731	1,871	-
Consumer	477	1,201	1,678	1,845	110
Total	$13,003	$1,201	$14,204	$15,473	$110
March 31, 2015
Commercial business	$1,091	$-	$1,091	$1,125	$-
Commercial real estate	15,939	-	15,939	17,188	-
Land	801	-	801	804	-
Multi-family	1,922	-	1,922	2,058	-
Consumer	1,276	1,346	2,622	3,211	147
Total	$21,029	$1,346	$22,375	$24,386	$147

	Year ended March 31, 2016		Year ended March 31, 2015		Year ended March 31, 2014
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$542	$17	$1,075	$62	$1,150	$43
Commercial real estate	13,130	456	17,136	478	19,451	472
Land	801	-	817	-	1,854	5
Multi-family	1,842	99	2,176	17	2,758	16
Real estate construction	-	-	-	-	69	-
Consumer	1,947	72	3,187	85	3,679	47
Total	$18,262	$644	$24,391	$642	$28,961	$583

The cash basis interest income on impaired loans was not materially different than the interest recognized on impaired loans as shown in the above table.

TDRs are loans for which the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, and/or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. TDRs are considered impaired loans and as such, impairment is measured as described for impaired loans in Note 1 – Summary of Significant Accounting Policies – Allowance for Loan Losses.

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	March 31, 2016			March 31, 2015
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$192	$-	$192	$1,091	$-	$1,091
Commercial real estate	8,244	1,289	9,533	12,647	2,298	14,945
Land	-	801	801	-	801	801
Multi-family	1,731	-	1,731	1,922	-	1,922
Consumer	1,678	-	1,678	1,673	949	2,622
Total	$11,845	$2,090	$13,935	$17,333	$4,048	$21,381

At March 31, 2016, the Company had no commitments to lend additional funds on these loans. At March 31, 2016, all of the Company's TDRs were paying as agreed except for one of the Company's TDRs that defaulted after the loan was modified.

The following table presents new TDRs for the periods indicated (dollars in thousands):

	Year ended March 31, 2016			Year ended March 31, 2015			Year ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial business	-	$-	$-	-	$-	$-	3	$504	$465
Commercial real estate	-	-	-	1	344	327	4	6,295	6,210
Multi-family	-	-	-	-	-	-	1	2,562	2,014
Consumer	-	-	-	-	-	-	4	573	561
Total	-	$-	$-	1	$344	$327	12	$9,934	$9,250

There were no loans modified as a TDR within the previous twelve months that subsequently defaulted in the twelve months ended March 31, 2016.

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated (in thousands):

	March 31,
	2016	2015

Land	$4,177	$4,177
Buildings and improvements	13,974	13,971
Leasehold improvements	1,286	1,286
Furniture and equipment	9,876	10,471
Building under capitalized lease	2,956	2,715
Construction in progress	720	720
Total	32,989	33,340
Less accumulated depreciation and amortization	(18,394)	(17,906)
Premises and equipment, net	$14,595	$15,434

Depreciation expense was $1.3 million, $1.4 million and $1.4 million for the years ended March 31, 2016, 2015 and 2014, respectively.

During fiscal year 2006, the Company entered into a capital lease for the shell of the building constructed as the Company's operations center. During the second quarter of fiscal 2016, the Company modified the lease agreement on its operations center reducing the Company's square footage leased and extending the lease agreement to November 2039. For the years ended March 31, 2016, 2015 and 2014, the Company recorded $89,000, $113,000 and $113,000, respectively, in amortization expense related to this capital lease. At both March 31, 2016 and 2015, accumulated amortization for the capital lease totaled $1.1 million

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the lives of the respective leases. At March 31, 2016, the remaining deferred gain was $1.2 million and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges. The following is a schedule of future minimum lease payments under the Company's capital lease together with the present value of net minimum lease payments and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2016 (in thousands):

Year Ending March 31:	Operating Leases	Capital Lease
2017	$1,382	$197
2018	1,325	198
2019	1,220	202
2020	1,190	205
2021	672	208
Thereafter	1,981	4,268
Total minimum lease payments	$7,770	5,278
Less amount representing interest		(2,803)
Present value of net minimum lease payments		$2,475

Rent expense was $1.8 million, $1.9 million and $1.8 million for the years ended March 31, 2016, 2015 and 2014, respectively.

7.	REAL ESTATE OWNED

The following table is a summary of the activity in REO for the periods indicated (in thousands):

	Year Ended March 31,
	2016	2015	2014
Balance at beginning of year, net	$1,603	$7,703	$15,638
Additions	298	1,512	6,564
Dispositions	(937)	(6,897)	(12,443)
Writedowns	(369)	(715)	(2,056)
Balance at end of year, net	$595	$1,603	$7,703

REO expenses for the year ended March 31, 2016 consisted of write-downs on existing REO properties of $369,000 and operating expenses of $198,000. Net losses on dispositions of REO totaled $187,000 for the year ended March 31, 2016, and were included in other non-interest income in the accompanying consolidated statements of income. REO expenses for the year ended March 31, 2015 consisted of write-downs on existing REO properties of $715,000, operating expenses of $279,000 and net losses on dispositions of REO were $80,000. REO expenses for the year ended March 31, 2014 consisted of write-downs on existing REO properties of $2.1 million, operating expenses of $709,000 and net losses on dispositions of REO were $245,000.

At March 31, 2016, the carrying amount of foreclosed residential real estate properties held in REO as a result of obtaining physical possession was $298,000, and at that date, the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $113,000.

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

The Company performed an impairment assessment as of October 31, 2015 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying value. If the reporting unit's fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill. GAAP with respect to goodwill requires that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company's consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company's individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company's goodwill will not be written down in future periods.

An interim impairment test was not deemed necessary as of March 31, 2016 due to there not being a significant change in the reporting unit's assets and liabilities, the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

9.	DEPOSITS

Deposit accounts consisted of the following at the dates indicated (dollars in thousands):

Account Type	March 31, 2016	March 31, 2015
Non-interest-bearing	$179,143	$151,953
Interest-bearing checking	144,740	115,461
Money market	239,544	237,465
Savings accounts	96,994	77,132
Certificates of deposit	119,382	138,839
Total	$779,803	$720,850

Individual certificates of deposit in amounts of $250,000 or more totaled $10.5 million and $10.7 million at March 31, 2016 and 2015, respectively.

Scheduled maturities of certificates of deposit for future years ending March 31 are as follows (in thousands):

Year Ending March 31:
2017	$76,823
2018	20,859
2019	10,203
2020	5,211
2021	2,169
Thereafter	4,117
Total	$119,382

Interest expense by deposit type was as follows for the periods indicated (in thousands):

	Year Ended March 31,
	2016	2015	2014
Interest checking	$99	$79	$102
Money market	272	277	477
Savings accounts	85	71	87
Certificates of deposit	717	899	1,307
Total	$1,173	$1,326	$1,973

10.	JUNIOR SUBORDINATED DEBENTURES

At March 31, 2016, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company's common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption "junior subordinated debentures." The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $681,000 at both March 31, 2016 and 2015, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.
The following table is a summary of the terms and the amounts outstanding of the Debentures at March 31, 2016 (dollars in thousands):
Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.99%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.98%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

11.	INCOME TAXES

Provision (benefit) for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended March 31
	2016	2015	2014
Current	$251	$16	$19
Deferred	3,175	2,140	(15,100)
Total	$3,426	$2,156	$(15,081)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at the dates indicated (in thousands):

	March 31, 2016	March 31, 2015
Deferred tax assets:
Deferred compensation	$128	$107
Allowance for loan losses	3,624	3,913
Accrued expenses	199	193
Accumulated depreciation and amortization	908	789
Deferred gain on sale	418	475
Net operating loss carryforwards	4,849	8,150
Impairment on investment security available for sale	-	151
REO expense	49	155
Non-compete agreement	53	66
Other	526	558
Total deferred tax assets	10,754	14,557

Deferred tax liabilities:
FHLB stock dividend	(143)	(857)
Purchase accounting	-	(1)
Net unrealized gain on investment securities available for sale	(596)	(393)
Prepaid expense	(172)	(198)
Loan fees/costs	(654)	(540)
Total deferred tax liabilities	(1,565)	(1,989)
Deferred tax assets, net	$9,189	$12,568

A reconciliation of the Company's effective income tax rate with the federal statutory tax rate is as follows for the periods indicated:
	Year Ended March 31,
	2016	2015	2014
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income tax rate	1.5	1.6	1.5
ESOP market value adjustment	(0.1)	-	(0.3)
Bank owned life insurance	(2.8)	(3.8)	(4.4)
Valuation adjustment	-	-	(365.9)
Other, net	2.2	0.4	(5.9)
Effective federal income tax rate	34.8%	32.2%	(341.0)%

The tax effects of certain tax benefits related to stock options are recorded directly to shareholders' equity. The Bank's retained earnings at both March 31, 2016 and 2015 include a base year allowance for loan losses, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The related unrecognized deferred tax liability at March 31, 2016 and 2015 was $781,000. This represents the balance of allowance for loan losses created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Company's banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future. At March 31, 2016, the Company had total deferred tax assets of $4.8 million for federal and state net operating loss carryforwards which will expire in years 2032 through 2034.

At March 31, 2016 and 2015, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties as of March 31, 2016 or 2015. It is the Company's policy to recognize potential accrued interest and penalties as a component of income tax expense. The Company is subject to U.S. federal and State of Oregon income taxes. The years 2012 to 2015 remain open to examination for federal income taxes, and the years 2011 to 2015 remain open to State of Oregon examination.

The Company reversed its deferred tax asset valuation allowance as of March 31, 2014 due to management's determination that it was "more likely than not" that the Company's deferred tax assets would be realized. "More likely than not" is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management's judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. The determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. GAAP states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. At March 31, 2014, the Company was in a cumulative loss position over a three year period which was considered a significant piece of negative evidence that was difficult to overcome. Accordingly, in its determination of the deferred tax assets at March 31, 2014, the Company analyzed and evaluated the nature and timing of relevant facts and circumstances with respect to its cumulative loss. As a result of this analysis management concluded it was more likely than not that forecasted earnings performance would allow for the realization of the deferred tax assets in a timely manner. At March 31, 2015, the Company returned to a cumulative income position over a three year period

12.	EMPLOYEE BENEFIT PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees' Savings and Profit Sharing Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2016, 2015 and 2014 were $292,000, $212,000 and $195,000, respectively.

Directors' and Executive Officers' Deferred Compensation Plan ("Deferred Compensation Plan") – The Deferred Compensation Plan is a nonqualified deferred compensation plan. Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. The Chairman, President, and Executive and Senior Vice Presidents of the Company may also defer salary into the Deferred Compensation Plan. The Company accrues annual interest on the unfunded liability under the Deferred Compensation Plan based upon a formula relating to gross revenues, which was 3.64%, 3.36% and 3.18% for the years ended March 31, 2016, 2015 and 2014, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2016 and 2015, the Company's aggregate liability under the plan was $361,000 and $302,000, respectively, which is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Stock Option Plans - In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1998 and expired in October 2008. Accordingly, no further option awards may be granted under the 1998 Plan; however, any awards granted prior to its expiration remain outstanding subject to their terms. Each option granted under the 1998 Plan has an exercise price equal to the fair market value of the Company's common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective in July 2003 and expired in July 2013. Accordingly, no further option awards may be granted under the 2003 Plan; however, any awards granted prior to its expiration remain outstanding subject to their terms. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company's common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended March 31, 2014, the Company granted 87,154 stock options. The weighted average fair value of stock options granted during the year ended March 31, 2014 was $1.18. The Company did not grant stock options during the years ended March 31, 2016 and 2015.

The Black-Scholes model used the following assumptions for the stock options granted during the year ended March 31, 2014:

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2014	1.95%	6.25	51.87%	2.04%

As of March 31, 2016, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense. There was no stock-based compensation expense related to stock options for the year ended March 31, 2016. The Company recognized pre-tax compensation expense related to stock options of $26,000 and $78,000 for the years ended March 31, 2015 and 2014, respectively.

The following table presents the activity related to stock options under all plans for the years indicated.

	Year Ended March 31,
	2016		2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	424,654	$8.00	474,654	$7.91	407,500	$9.05
Grants	-	-	-	-	87,154	2.78
Options exercised	(18,000)	3.49	(18,000)	2.69	-	-
Forfeited	(29,000)	10.00	(32,000)	9.55	-	-
Expired	(154,000)	12.92	-	-	(20,000)	8.98
Balance, end of period	223,654	$4.73	424,654	$8.00	474,654	$7.91

Additional information regarding stock options outstanding as of March 31, 2016 is as follows:
`
		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual		Exercise		Exercise
Exercise Price	Life (years)	Number	Price	Number	Price

$1.97 - $6.17	4.66	201,154	$3.82	201,154	$3.82
$7.49 - $9.51	2.22	2,500	8.12	2,500	8.12
$10.10 - $10.83	1.96	5,000	10.18	5,000	10.18
$12.98 - $14.52	1.23	15,000	14.49	15,000	14.49
	4.34	223,654	$4.73	223,654	$4.73

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Year Ended March 31, 2016	Year Ended March 31, 2015
Stock options fully vested and expected to vest:
Number	223,654	424,654
Weighted average exercise price	$4.73	$8.00
Aggregate intrinsic value (1)	$147,000	$225,000
Weighted average contractual term of options (years)	4.34	3.57
Stock options fully vested and currently exercisable:
Number	223,654	424,654
Weighted average exercise price	$4.73	$8.00
Aggregate intrinsic value	$147,000	$225,000
Weighted average contractual term of options (years)	4.34	3.57

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company's stock.

The total intrinsic value of stock options exercised was $16,000 and $35,000 for the years ended March 31, 2016 and 2015, respectively. There were no stock options exercised for the year ended March 31, 2014.

13.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. Shares are released and allocated to participant accounts on December 31 of each year until 2017. ESOP compensation expense included in salaries and employee benefits was $110,000, $102,000 and $68,000 for the years ended March 31, 2016, 2015 and 2014, respectively. Shares held by the ESOP at March 31, 2016 totaled 573,853.

ESOP share activity is summarized in the following table:

	Estimated Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total

Balance, March 31, 2013	$325,000	123,165	839,419	962,584
Allocation December 31, 2013		(24,633)	24,633	-
Balance, March 31, 2014	$338,000	98,532	864,052	962,584
Allocation December 31, 2014		(24,633)	24,633	-
Balance, March 31, 2015	$332,500	73,899	888,685	962,584
Allocation December 31, 2015		(24,633)	24,633	-
Balance, March 31, 2016	$207,000	49,266	913,318	962,584

14.	SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject to as of March 31, 2016.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank is now subject to new capital requirements adopted by the OCC, which create a new required ratio for common equity Tier 1 ("CET1") capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

The new minimum requirements are a ratio of common equity Tier 1 capital (CET1 capital) to total risk-weighted assets the ("CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to a certain transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. CET1 consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period ending December 31, 2017. Because of the Bank's asset size, the Bank is not considered an advanced approaches banking organization and elected to take the one-time option of deciding to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

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

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

As of March 31, 2016, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Bank's actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2016
Total Capital:
(To Risk-Weighted Assets)	$105,277	16.07%	$52,405	8.0%	$65,507		10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	97,046	14.81	39,304	6.0	52,405		8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	97,046	14.81	29,478	4.5	42,579		6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	97,046	11.18	34,718	4.0	43,397		5.0
Tangible Capital:
(To Tangible Assets)	97,046	11.18	13,019	1.5	N/	A	N/	A

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2015
Total Capital:
(To Risk-Weighted Assets)	$95,713	15.89%	$48,188	8.0%	$72,282		12.0%		(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	88,122	14.63	36,141	6.0	48,188		8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	88,122	14.63	27,106	4.5	39,152		6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	88,122	10.89	32,355	4.0	72,799		9.0	(1)
Tangible Capital:
(To Tangible Assets)	88,122	10.89	12,133	1.5	N/	A	N/	A

(1)
The Bank agreed with the OCC to establish higher minimum capital ratios and to maintain a Tier 1 capital (leverage) ratio of not less than 9.0% and a total risked-based capital ratio of not less than 12.0% in order to be deemed "well capitalized". On December 7, 2015, the Bank was notified by the OCC that the requirement to establish higher minimum capital ratios was rescinded.

For a savings and loan holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2016, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the OCC and the FDIC routinely examine the Bank's financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company's consolidated financial statements be adjusted in accordance with their findings. A future examination by the OCC or the FDIC could include a review of certain transactions or other amounts reported in the Company's 2016 consolidated financial statements. The Company did not repurchase any shares of common stock for the years ended March 31, 2016, 2015 or 2014.

15.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of March 31, 2016 and 2015, there were approximately 49,000 and 74,000 shares, respectively, which had not been allocated under the Company's ESOP. For the years ended March 31, 2016, 2015 and 2014, stock options for 211,000, 234,000 and 439,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Year Ended March 31,
(Dollars and share data in thousands, except per share data)	2016	2015	2014

Basic EPS computation:
Numerator-net income	$6,358	$4,491	$19,423
Denominator-weighted average common shares outstanding	22,450	22,393	22,367
Basic EPS	$0.28	$0.20	$0.87
Diluted EPS computation:
Numerator-net income	$6,358	$4,491	$19,423
Denominator-weighted average common shares outstanding	22,450	22,393	22,367
Effect of dilutive stock options	44	39	2
Weighted average common shares and common stock
equivalents	22,494	22,432	22,369
Diluted EPS	$0.28	$0.20	$0.87

16.	FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands).

		Estimated Fair Value Measurements Using
March 31, 2016	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Trust preferred	$1,808	$-	$-	$1,808
Agency securities	19,569	-	19,569	-
Real estate mortgage investment conduits	43,924	-	43,924	-
Mortgage-backed securities	76,353	-	76,353	-
Other mortgage-backed securities	9,036	-	9,036	-
Total assets measured at fair value on a recurring basis	$150,690	$-	$148,882	$1,808

March 31, 2015

Investment securities available for sale:
Trust preferred	$1,812	$-	$-	$1,812
Agency securities	13,939	-	13,939	-
Real estate mortgage investment conduits	22,709	-	22,709	-
Mortgage-backed securities	68,514	-	68,514	-
Other mortgage-backed securities	5,489	-	5,489	-
Total assets measured at fair value on a recurring basis	$112,463	$-	$110,651	$1,812

There were no transfers of assets into or out of Levels 1, 2 or 3 during the years ended March 31, 2016 and 2015.
The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands).
	For the Year Ended March 31,
	2016	2015

Beginning balance	$1,812	$1,903
Transfers in to Level 3	-	-
Included in earnings	-	-
Included in other comprehensive income	(4)	(91)
Ending balance	$1,808	$1,812

The following methods were used to estimate the fair value of each class of financial instrument above:

Investment securities – Investment securities are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third-party pricing service to assist the Company in determining the fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. The Company's Level 3 assets consist of a single pooled trust preferred security.

For Level 2 securities, the independent pricing service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data from market research publications. The Company's third-party pricing service has established processes for the Company to submit inquiries regarding the estimated fair value. In such cases, the Company's third-party pricing service will review the inputs to the evaluation in light of any new market data presented by the Company. The Company's third-party pricing service may then affirm the original estimated fair value or may update the evaluation on a go-forward basis.

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

The Company has determined that the market for its collateralized debt obligation secured by a pool of trust preferred securities is inactive. This determination was made by the Company after considering the last known trade dates for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the bid-ask spread in the brokered markets in which these securities trade, the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the collateralized debt obligation was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available and unobservable data, and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique, in order to measure the fair value of the security. Significant unobservable inputs were used that reflect the Company's estimate of assumptions that a market participant would use to price the security. Significant unobservable inputs included the discount rate, the default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer's financial condition and historical repayment information, as well as the Company's future expectations of the capital markets.

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated fair value measurements using
March 31, 2016	Total estimated fair value	Level 1	Level 2	Level 3

Impaired loans	$1,092	$-	$-	$1,092
REO	644	-	-	644
Total assets measured at fair value on a nonrecurring basis	$1,736	$-	$-	$1,736

March 31, 2015

Impaired loans	$3,059	$-	$-	$3,059
REO	1,193	-	-	1,193
Total assets measured at fair value on a nonrecurring basis	$4,252	$-	$-	$4,252

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2016 and 2015:

	Valuation technique	Significant unobservable inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	N/A

REO	Appraised value	Adjustment for market conditions	N/A
(1) There were no adjustments to appraised values of impaired loans or REO for the years ended March 31, 2016 and 2015.

The following methods were used to estimate the fair values:

Impaired loans – For information regarding the Company's method for estimating the fair value of impaired loans, see Note 1 – Summary of Significant Accounting Policies – Allowance for Loan Losses.

In determining the estimated net realizable value of the underlying collateral, the Company primarily uses third-party appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration of variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management's historical knowledge, changes in business factors and changes in market conditions.

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

REO – REO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. REO is recorded at the estimated fair value less estimated costs to sell. This amount becomes the property's new basis. Any write downs based on the property's estimated fair value less estimated costs to sell at the date of acquisition are charged to the allowance for loan losses. At acquisition date, any write ups (whereby the fair value less estimated costs to sell exceeds the loan basis) are first recovered through the allowance for loan losses if there was a prior charge-off and then applied to any outstanding accrued interest. If no prior charge-off or accrued interest is present, the amount is recorded as a gain on transfer of REO.

The Company considers third-party appraisals in determining the fair value of particular properties. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration of variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management's historical knowledge, changes in business factors and changes in market conditions.

Management periodically reviews REO to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any additional write-downs based on a re-evaluation of the property's fair value are charged to non-interest expense. Because of the high degree of judgment required in estimating the fair value of REO and because of the relationship between fair value and general economic conditions, the Company considers the fair value of REO to be highly sensitive to changes in market conditions.

The following disclosure of the estimated fair value of financial instruments is made in accordance with GAAP. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value amounts. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in the future. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

March 31, 2016	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$55,400	$55,400	$-	$-	$55,400
Certificates of deposit held for investment	16,769	-	16,959	-	16,959
Loans held for sale	503	-	503	-	503
Investment securities available for sale	150,690	-	148,882	1,808	150,690
Investment securities held to maturity	75	-	76	-	76
Loans receivable, net	614,934	-	-	571,068	571,068
FHLB stock	1,060	-	1,060	-	1,060

Liabilities:
Demand and savings deposits	660,421	660,421	-	-	660,421
Time deposits	119,382	-	119,143	-	119,143
Junior subordinated debentures	22,681	-	-	7,705	7,705
Capital lease obligations	2,475	-	2,475	-	2,475

March 31, 2015	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value

Assets:
Cash and cash equivalents	$58,659	$58,659	$-	$-	$58,659
Certificates of deposit held for investment	25,969	-	26,256	-	26,256
Loans held for sale	778	-	778	-	778
Investment securities available for sale	112,463	-	110,651	1,812	112,463
Investment securities held to maturity	86	-	88	-	88
Loans receivable, net	569,010	-	-	548,908	548,908
FHLB stock	5,924	-	5,924	-	5,924

Liabilities:
Demand and savings deposits	582,011	582,011	-	-	582,011
Time deposits	138,839	-	138,744	-	138,744
Junior subordinated debentures	22,681	-	-	9,769	9,769
Capital lease obligations	2,276	-	2,276	-	2,276

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

Loans receivable and loans held for sale – Loans receivable were priced using a discounted cash flow analysis. The fair value of loans held for sale was based on the loans' carrying values as the agreements to sell these loans are short-term fixed rate commitments and no material difference between the carrying value and expected sales price is deemed likely.

FHLB stock – Fair value approximates the carrying amount.

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

Capital lease obligation – The fair value of the Company's capital lease obligations is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Off-balance sheet financial instruments – The estimated fair value of loan commitments approximates fees recorded associated with such commitments. Since the majority of the Company's off-balance-sheet financial instruments consist of non-fee producing, variable rate commitments, the Company has determined they do not have a distinguishable fair value.

17.	COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements – In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments.

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

Significant off-balance sheet commitments are listed below at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2016	March 31, 2015
Commitments to originate loans:
Adjustable-rate	$25,186	$13,410
Fixed-rate	16,689	3,652
Standby letters of credit	1,379	1,105
Undisbursed loan funds and unused lines of credit	101,623	82,011
Total	$144,877	$100,178

At March 31, 2016, the Company had firm commitments to sell $1.6 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At March 31, 2016, loans under warranty totaled $117.1 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. Accordingly, no related contingent liability has been recorded in the consolidated financial statements.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the years ended March 31, 2016, 2015 and 2014.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's consolidated financial position, results of operations and cash flows.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

18.	RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS
MARCH 31, 2016 AND 2015

(In thousands)	2016	2015
ASSETS
Cash and cash equivalents (including interest earning accounts of $0 and $3,111)	$1,467	$3,140
Investment in the Bank	127,311	121,178
Other assets	2,657	2,439
TOTAL ASSETS	$131,435	$126,757
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities	$29	$22
Dividend payable	452	253
Borrowings	22,681	22,681
Shareholders' equity	108,273	103,801
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$131,435	$126,757

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2016, 2015 AND 2014

(In thousands)	2016	2015	2014
INCOME:
Dividend income from the Bank	$-	$6,000	$-
Interest on investment securities and other short-term investments	12	13	13
Interest on loan receivable from the Bank	24	33	42
Total income	36	6,046	55
EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	443	457	459
Total expense	586	600	602
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	(550)	5,446	(547)
BENEFIT FOR INCOME TAXES	(187)	(197)	(1,365)
INCOME (LOSS) OF PARENT COMPANY	(363)	5,643	818
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	6,721	(1,152)	18,605
NET INCOME	$6,358	$4,491	$19,423

There were no items of other comprehensive income that were solely attributable to the parent Company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2016, 2015 AND 2014

(In thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,358	$4,491	$19,423
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed (income) loss of the Bank	(6,721)	1,152	(18,605)
Provision (benefit) for deferred income taxes	721	(197)	(1,364)
Earned ESOP shares	110	102	68
Stock based compensation	-	26	78
Changes in assets and liabilities:
Other assets	(941)	110	131
Accrued expenses and other liabilities	(1)	(3,698)	355
Net cash provided by (used in) operating activities	(474)	1,986	86
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,261)	-	-
Proceeds from exercise of stock options	62	48	-
Net cash provided by (used in) financing activities	(1,199)	48	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,673)	2,034	86
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,140	1,106	1,020
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,467	$3,140	$1,106

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2016:
Interest and dividend income	$7,864	$7,921	$7,602	$7,561
Interest expense	432	434	439	437
Net interest income	7,432	7,487	7,163	7,124
Recapture of loan losses	(350)	-	(300)	(500)
Non-interest income, net	2,193	2,417	2,216	2,549
Non-interest expense	7,569	7,349	7,284	7,745
Income before income taxes	2,406	2,555	2,395	2,428
Provision for income taxes	1,001	849	743	833
Net income	$1,405	$1,706	$1,652	$1,595
Basic earnings per share (1)	$0.06	$0.08	$0.07	$0.07
Diluted earnings per share (1)	$0.06	$0.08	$0.07	$0.07
Fiscal 2015:
Interest and dividend income	$7,347	$7,203	$7,210	$6,866
Interest expense	434	485	490	507
Net interest income	6,913	6,718	6,720	6,359
Recapture of loan losses	(750)	(400)	(350)	(300)
Non-interest income, net	2,178	2,264	2,223	2,210
Non-interest expense	7,689	7,646	7,674	7,735
Income before income taxes	2,152	1,736	1,619	1,134
Provision for income taxes	634	587	535	394
Net income	$1,518	$1,149	$1,084	$740
Basic earnings per share (1)	$0.07	$0.05	$0.05	$0.03
Diluted earnings per share (1)	$0.07	$0.05	$0.05	$0.03
          (1)  Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the

Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns in controls or procedures can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements attributable to errors or fraud may occur and not be detected.

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
The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2016. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered public accounting firm that audits the Company's consolidated financial statements has audited the Company's internal control over financial reporting as of March 31, 2016. The attestation report, appearing below, expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of March 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.

We have audited the internal control over financial reporting of Riverview Bancorp, Inc. and Subsidiary (collectively, "the Company") as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's consolidated balance sheet as of March 31, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended, and our report dated June 14, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/Delap LLP

Lake Oswego, Oregon
 June 14, 2016

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2016 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I ‑ Election of Directors" contained in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders, and "Part I - Business -- Personnel - Executive Officers" of this Form 10-K, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders.

Code of Ethics

In December 2003, the Board of Directors adopted the Officer and Director Code of Ethics. The Code of Ethics is applicable to each of the Company's officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Ethics is available on the Company's website at www.riverviewbank.com.

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Gary R. Douglass, Bess. R. Wills, and Jerry C. Olson. Each member of the Audit Committee is "independent," as defined in the Nasdaq Stock Market Listing Standards. The Company's Board of Directors has Mr. Douglass, Audit Committee Chairman, as its financial expert, as defined in SEC's Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders (excluding the information contained under the heading "Personnel/Compensation Committee Report,") is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company's equity compensation plan as of March 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2003 Stock Option Plan	165,154	3.31	-
1998 Stock Option Plan	58,500	8.73	-

Equity compensation plans not approved by security holders:	-	-	-

Total	223,654		-

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings "Related Party Transactions" and "Director Independence" under the heading "Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned "Independent Auditor" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders (excluding the information contained under the heading of "Report of the Audit Committee") is incorporated herein by reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements See "Part II –Item 8. Financial Statements and Supplementary Data."

	2.	Financial Statement Schedules All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

	3.	Exhibits
		3.1	Articles of Incorporation of the Registrant (1)
		3.2	Bylaws of the Registrant (2)
		4	Form of Certificate of Common Stock of the Registrant (1)
		10.1	Form of Employment Agreement between the Company and each of Patrick Sheaffer, Ronald A. Wysaske, and Kevin J. Lycklama (3)
		10.2	Form of Change in Control Agreement between the Company and the Bank and each of Patrick Sheaffer, Ronald A. Wysaske, and Kevin J. Lycklama (3)
		10.3	Form of Employment Agreement between the Bank and John A. Karas (4)
		10.4	Employee Severance Compensation Plan (5)
		10.5	Employee Stock Ownership Plan (6)
		10.6	1998 Stock Option Plan (7)
		10.7	2003 Stock Option Plan (8)
		10.8	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (9)
		10.9	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (9)
		10.10	Deferred Compensation Plan (10)
10.11
Standstill Agreement, dated August 26, 2015, by and among, Riverview Bancorp, Inc. and Ancora Advisors, LLC, Merlin Partners LP, Ancora Catalyst Fund, Frederick DiSanto, Brian Hopkins, Patrick Sweeney and James M. Chadwick (11)

		11	Statement of recomputation of per share earnings (See Note 15 of the Notes to Consolidated Financial Statements contained herein.)
		21	Subsidiaries of Registrant (12)
		23	Consent of Independent Registered Public Accounting Firm – Delap LLP
		23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touch LLP
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
		32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Yearly Report on Form 10-K for the year ended March 31, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 3, 2016 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant's Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 2015, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date:  June 14, 2016
By:      /s/ Patrick Sheaffer
 Patrick Sheaffer
 Chairman of the Board and
 Chief Executive Officer
 (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Sheaffer	By:	/s/ Ronald A. Wysaske
	Patrick Sheaffer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Ronald A. Wysaske President and Chief Operating Officer Director

Date:	June 14, 2016	Date:	June 14, 2016

By:	/s/ Kevin J. Lycklama	By:	/s/ Bess R. Wills
	Kevin J. Lycklama		Bess R. Wills
	Executive Vice President and		Director
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	June 14, 2016	Date:	June 14, 2016

By:	/s/ Gary R. Douglass	By:	/s/ Bradley J. Carlson
	Gary R. Douglass		Bradley J. Carlson
	Director		Director

Date:	June 14, 2016	Date:	June 14, 2016

By:	/s/ Michael D. Allen	By:	/s/ Jerry C. Olson
	Michael D. Allen		Jerry C. Olson
	Director		Director

Date:	June 14, 2016	Date:	June 14, 2016

By:	/s/ Gerald L. Nies	By:	/s/ James M. Chadwick
	Gerald L. Nies		James M. Chadwick
	Director		Director

Date:	June 14, 2016	Date:	June 14, 2016

By:	/s/ David Nierenberg
David Nierenberg
Director

Date:	June 14, 2016

EXHIBIT INDEX

Exhibit 23	Consent of Independent Registered Public Accounting Firm – Delap LLP

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following materials from Riverview Bancorp, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements