Form 10-Q
period 2016-06-30
RIVERVIEW BANCORP INC
filed 2016-08-08
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,507,890 shares outstanding as of August 8, 2016.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.		Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016	2

	Consolidated Statements of Income for the Three Months Ended June 30, 2016 and 2015	3

	Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2016 and 2015	4

	Consolidated Statements of Equity for the Three Months Ended June 30, 2016 and 2015	5

	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2016 and 2015	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4:	Controls and Procedures	36

Part II	Other Information	37 - 38

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		39

Certifications

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

Forward Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company’s ability to attract and retain deposits; increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our filings with the Securities and Exchange Commission.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 AND MARCH 31, 2016

(In thousands, except share and per share data) (Unaudited)	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents (including interest-earning accounts of $36,120 and $40,317)	$50,377	$55,400
Certificates of deposit held for investment	16,271	16,769
Loans held for sale	457	503
Investment securities:
Available for sale, at estimated fair value	163,684	150,690
Held to maturity, at amortized cost (estimated fair value of $74 and $76)	72	75
Loans receivable (net of allowance for loan losses of $9,960 and $9,885)	619,854	614,934
Real estate owned	569	595
Prepaid expenses and other assets	3,286	3,405
Accrued interest receivable	2,451	2,384
Federal Home Loan Bank stock, at cost	1,060	1,060
Premises and equipment, net	14,403	14,595
Deferred income taxes, net	8,141	9,189
Mortgage servicing rights, net	381	380
Goodwill	25,572	25,572
Bank owned life insurance	25,869	25,678
TOTAL ASSETS	$932,447	$921,229

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits	$789,555	$779,803
Accrued expenses and other liabilities	7,229	7,388
Advanced payments by borrowers for taxes and insurance	521	609
Junior subordinated debentures	22,681	22,681
Capital lease obligation	2,470	2,475
Total liabilities	822,456	812,956

COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
June 30, 2016 – 22,507,890 issued and outstanding	225	225
March 31, 2016 – 22,507,890 issued and outstanding
Additional paid-in capital	64,421	64,418
Retained earnings	43,976	42,728
Unearned shares issued to employee stock ownership plan (“ESOP”)	(155)	(181)
Accumulated other comprehensive income	1,524	1,083
Total shareholders’ equity	109,991	108,273
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$932,447	$921,229

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands, except share and per share data) (Unaudited)	2016	2015
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$7,440	$6,860
Interest on investment securities	720	582
Other interest and dividends	102	119
Total interest and dividend income	8,262	7,561

INTEREST EXPENSE:
Interest on deposits	281	303
Interest on borrowings	158	134
Total interest expense	439	437
Net interest income	7,823	7,124
Recapture of loan losses	-	(500)
Net interest income after recapture of loan losses	7,823	7,624

NON-INTEREST INCOME:
Fees and service charges	1,323	1,296
Asset management fees	822	824
Net gains on sales of loans held for sale	139	221
Bank owned life insurance	191	197
Other, net	39	11
Total non-interest income, net	2,514	2,549

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,640	4,414
Occupancy and depreciation	1,137	1,169
Data processing	495	490
Advertising and marketing	193	176
FDIC insurance premium	122	126
State and local taxes	139	137
Telecommunications	73	73
Professional fees	258	233
Real estate owned	15	279
Other	743	648
Total non-interest expense	7,815	7,745

INCOME BEFORE INCOME TAXES	2,522	2,428
PROVISION FOR INCOME TAXES	825	833
NET INCOME	$1,697	$1,595

Earnings per common share:
Basic	$0.08	$0.07
Diluted	0.08	0.07
Weighted average number of common shares outstanding:
Basic	22,467,861	22,434,327
Diluted	22,514,235	22,477,006

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands) (Unaudited)	2016	2015

Net income	$1,697	$1,595

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities
arising during the period, net of tax of ($245) and $393, respectively	441	(764)

Noncontrolling interest	-	15
Total comprehensive income, net	$2,138	$846

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to	Accumulated Other Comprehensive	Noncontrolling
(Unaudited)	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Interest	Total
Balance April 1, 2015	22,489,890	$225	$65,268	$37,830	$(284)	$762	$536	$104,337

Net income	-	-	-	1,595	-	-	-	1,595
Cash dividend ($0.0125 per share)	-	-	-	(281)	-	-	-	(281)
Exercise of stock options	18,000	-	62	-	-	-	-	62
Earned ESOP shares	-	-	1	-	26	-	-	27
Unrealized holding loss on investment securities available for sale	-	-	-	-	-	(764)	-	(764)
Noncontrolling interest	-	-	-	-	-	-	15	15

Balance June 30, 2015	22,507,890	$225	$65,331	$39,144	$(258)	$(2)	$551	$104,991

Balance April 1, 2016	22,507,890	$225	$64,418	$42,728	$(181)	$1,083	$-	$108,273

Net income	-	-	-	1,697	-	-	-	1,697
Cash dividend ($0.02 per share)	-	-	-	(449)	-	-	-	(449)
Earned ESOP shares	-	-	3	-	26	-	-	29
Unrealized holding gain on investment securities available for sale	-	-	-	-	-	441	-	441

Balance June 30, 2016	22,507,890	$225	$64,421	$43,976	$(155)	$1,524	$-	$109,991

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands) (Unaudited)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,697	$1,595
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	911	782
Recapture of loan losses	-	(500)
Provision for deferred income taxes	803	833
Expense related to ESOP	29	26
Increase (decrease) in deferred loan origination fees, net of amortization	163	(36)
Origination of loans held for sale	(4,118)	(6,054)
Proceeds from sales of loans held for sale	4,253	6,780
Writedown of real estate owned	-	135
Net gains on loans held for sale, sales and transfer of real estate owned, sales of investment securities and sales of premises and equipment	(134)	(184)
Income from bank owned life insurance	(191)	(197)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	69	(416)
Accrued interest receivable	(68)	70
Accrued expenses and other liabilities	(119)	(722)
Net cash provided by operating activities	3,295	2,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(5,265)	9,559
Principal repayments on investment securities available for sale	6,275	5,067
Purchases of investment securities available for sale	(21,464)	(33,968)
Proceeds from call, maturity, and sales of investment securities available for sale	2,500	-
Principal repayments on investment securities held to maturity	3	3
Purchases of premises and equipment and capitalized software	(96)	(123)
Redemption of certificates of deposit held for investment, net	498	498
Proceeds from redemption of Federal Home Loan Bank stock, net	-	4,936
Proceeds from sales of real estate owned and premises and equipment	21	88
Net cash used in investing activities	(17,528)	(13,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	9,752	1,611
Dividends paid	(449)	(253)
Principal payments under capital lease obligation	(5)	(22)
Net decrease in advance payments by borrowers	(88)	(80)
Proceeds from exercise of stock options	-	62
Net cash provided by financing activities	9,210	1,318

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,023)	(10,510)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,400	58,659
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,377	$48,149

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$395	$395
Income taxes	20	15

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$450	$281
Unrealized holding gain (loss) from investment securities available for sale	686	(1,157)
Income tax effect related to unrealized holding gain (loss) from investment securities available for sale	(245)	393

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2016 (“2016 Form 10-K”). The unaudited consolidated results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2017.

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

Certain prior period amounts have been reclassified to conform to the June 30, 2016 presentation; such reclassifications had no effect on net income or total equity previously reported.

2.	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of: Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries, Riverview Services, Inc. and Riverview Trust Company (the “Trust Company”) (collectively referred to as the “Company”). On May 24, 2016, Riverview Asset Management Corp. changed its name to Riverview Trust Company. All inter-company transactions and balances have been eliminated in consolidation. During December 2015, the Trust Company repurchased all the remaining shares held by its noncontrolling interest owner. Upon repurchase these shares were retired. This transaction resulted in the Bank’s ownership increasing from 90% to 100%.

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

The following table presents activity related to stock options outstanding for the periods shown:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	223,654	$4.73	424,654	$8.00
Options exercised	-	-	(18,000)	3.49
Forfeited	-	-	(8,000)	12.98
Expired	-	-	(4,000)	10.60
Balance, end of period	223,654	$4.73	394,654	$8.08

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Three Months Ended June 30,
	2016	2015
Stock options fully vested and expected to vest:
Number	223,654	394,654
Weighted average exercise price	$4.73	$8.08
Aggregate intrinsic value (1)	$235,000	$169,000
Weighted average contractual term of options (years)	4.09	3.31
Stock options fully vested and currently exercisable:
Number	223,654	394,654
Weighted average exercise price	$4.73	$8.08
Aggregate intrinsic value (1)	$235,000	$169,000
Weighted average contractual term of options (years)	4.09	3.31

(1)   The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

There was no stock-based compensation expense related to stock options for the three months ended June 30, 2016 and 2015. As of June 30, 2016, all outstanding stock options were fully vested, and there was no remaining unrecognized compensation expense. There were no stock options exercised during the three months ended June 30, 2016. The total intrinsic value of stock options exercised was $16,000 for the three months ended June 30, 2015.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. There were no stock options granted during the three months ended June 30, 2016 and 2015.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of June 30, 2016 and 2015, there were approximately 49,000 and 99,000 shares, respectively, which had not been allocated under the Company’s ESOP. For the three months ended June 30, 2016 and 2015, stock options for 59,000 and 227,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Basic EPS computation:
Numerator-net income	$1,697,000	$1,595,000
Denominator-weighted average common shares outstanding	22,467,861	22,434,327
Basic EPS	$0.08	$0.07
Diluted EPS computation:
Numerator-net income	$1,697,000	$1,595,000
Denominator-weighted average common shares outstanding	22,467,861	22,434,327
Effect of dilutive stock options	46,374	42,679
Weighted average common shares and common
stock equivalents	22,514,235	22,477,006
Diluted EPS	$0.08	$0.07

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Available for sale:
Trust preferred	$1,919	$-	$(142)	$1,777
Agency securities	17,008	75	-	17,083
Real estate mortgage investment conduits (1)	44,357	908	-	45,265
Mortgage-backed securities (1)	80,517	1,281	(15)	81,783
Other mortgage-backed securities (2)	17,519	287	(30)	17,776
Total available for sale	$161,320	$2,551	$(187)	$163,684

Held to maturity:
Mortgage-backed securities (3)	$72	$2	$-	$74

March 31, 2016
Available for sale:
Trust preferred	$1,919	$-	$(111)	$1,808
Agency securities	19,520	63	(14)	19,569
Real estate mortgage investment conduits (1)	43,293	632	(1)	43,924
Mortgage-backed securities (1)	75,404	980	(31)	76,353
Other mortgage-backed securities (2)	8,875	185	(24)	9,036
Total available for sale	$149,011	$1,860	$(181)	$150,690

Held to maturity:
Mortgage-backed securities (3)	$75	$1	$-	$76

(1) Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of June 30, 2016 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$16,483	$16,631	$-	$-
Due after five years through ten years	16,787	17,082	64	65
Due after ten years	128,050	129,971	8	9
Total	$161,320	$163,684	$72	$74

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2016

Available for sale:
Trust preferred	$-	$-	$1,777	$(142)	$1,777	$(142)
Mortgage-backed securities (1)	3,125	(4)	772	(11)	3,897	(15)
Other mortgage-backed securities (2)	1,868	(11)	1,164	(19)	3,032	(30)
Total available for sale	$4,993	$(15)	$3,713	$(172)	$8,706	$(187)

(1) Comprised of FHLMC and FNMA issued securities.
(2) Comprised of SBA issued securities.

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2016

Available for sale:
Trust preferred	$-	$-	$1,808	$(111)	$1,808	$(111)
Agency securities	5,508	(6)	4,991	(8)	10,499	(14)
Real estate mortgage investment conduits (1)	1,636	(1)	-	-	1,636	(1)
Mortgage-backed securities (2)	831	(10)	3,051	(21)	3,882	(31)
Other mortgage-backed securities (3)	1,891	(6)	1,229	(18)	3,120	(24)
Total available for sale	$9,866	$(23)	$11,079	$(158)	$20,945	$(181)

(1) Comprised of FHLMC securities.
(2) Comprised of FHLMC and FNMA issued securities.
(3) Comprised of SBA issued securities.

At June 30, 2016, the Company had a single collateralized debt obligation which is secured by a pool of trust preferred securities issued by 15 other bank holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuer. Four of the issuers of trust preferred securities in this pool have defaulted (representing 51% of the remaining collateral, including excess collateral), and one other issuer is currently deferring interest payments (representing 2% of the remaining collateral). The Company has estimated an expected default rate of 44% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 74% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the three months ended June 30, 2016, the Company determined that there was no additional OTTI charge on this collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three months ended June 30, 2016 and 2015. Investment securities available for sale with an amortized cost of $12.7 million and $10.2 million and a fair value of $12.9 million and $10.3 million at June 30, 2016 and March 31, 2016, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $22,000 and $23,000 and a fair value of $23,000 and $24,000 at June 30, 2016 and March 31, 2016, respectively, were pledged as collateral for government public funds held by the Bank.

6.	LOANS RECEIVABLE

Loans receivable as of June 30, 2016 and March 31, 2016 are reported net of deferred loan fees totaling $2.9 million and $2.7 million, respectively. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	June 30, 2016	March 31, 2016
Commercial and construction
Commercial business	$61,696	$69,397
Commercial real estate	369,961	353,749
Land	11,137	12,045
Multi-family	30,441	33,733
Real estate construction	34,558	26,731
Total commercial and construction	507,793	495,655

Consumer
Real estate one-to-four family	86,515	88,780
Other installment (1)	35,506	40,384
Total consumer	122,021	129,164

Total loans	629,814	624,819

Less: Allowance for loan losses	9,960	9,885
Loans receivable, net	$619,854	$614,934

(1) Consists primarily of purchased automobile loans totaling $33.5 million and $37.4 million at June 30, 2016 and March 31, 2016, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2016, loans carried at $441.2 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) for borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income. As of June 30, 2016 and March 31, 2016, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended June 30, 2016	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885
Provision for (recapture of) loan losses	(150)	198	(95)	(41)	149	(63)	2	-
Charge-offs	-	-	-	-	-	(44)	-	(44)
Recoveries	4	2	82	-	-	31	-	119
Ending balance	$902	$4,473	$312	$671	$565	$2,327	$710	$9,960

Three months ended June 30, 2015

Beginning balance	$1,263	$4,268	$539	$348	$769	$2,548	$1,027	$10,762
Provision for (recapture of) loan losses	195	(22)	(99)	(129)	(147)	(196)	(102)	(500)
Charge-offs	-	-	-	-	-	(14)	-	(14)
Recoveries	11	-	62	-	-	16	-	89
Ending balance	$1,469	$4,246	$502	$219	$622	$2,354	$925	$10,337

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
June 30, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$902	$902	$191	$61,505	$61,696
Commercial real estate	-	4,473	4,473	9,497	360,464	369,961
Land	-	312	312	801	10,336	11,137
Multi-family	-	671	671	1,720	28,721	30,441
Real estate construction	-	565	565	-	34,558	34,558
Consumer	107	2,220	2,327	1,509	120,512	122,021
Unallocated	-	710	710	-	-	-
Total	$107	$9,853	$9,960	$13,718	$616,096	$629,814

March 31, 2016

Commercial business	$-	$1,048	$1,048	$192	$69,205	$69,397
Commercial real estate	-	4,273	4,273	9,802	343,947	353,749
Land	-	325	325	801	11,244	12,045
Multi-family	-	712	712	1,731	32,002	33,733
Real estate construction	-	416	416	-	26,731	26,731
Consumer	110	2,293	2,403	1,678	127,486	129,164
Unallocated	-	708	708	-	-	-
Total	$110	$9,775	$9,885	$14,204	$610,615	$624,819

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $17,000 and $27,000 during the three months ended June 30, 2016 and 2015, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

June 30, 2016	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$-	$-	$-	$-	$61,696	$61,696
Commercial real estate	-	-	1,289	1,289	368,672	369,961
Land	-	-	801	801	10,336	11,137
Multi-family	-	-	-	-	30,441	30,441
Real estate construction	-	-	-	-	34,558	34,558
Consumer	246	-	266	512	121,509	122,021
Total	$246	$-	$2,356	$2,602	$627,212	$629,814

March 31, 2016

Commercial business	$-	$-	$-	$-	$69,397	$69,397
Commercial real estate	-	-	1,559	1,559	352,190	353,749
Land	-	-	801	801	11,244	12,045
Multi-family	-	-	-	-	33,733	33,733
Real estate construction	-	-	-	-	26,731	26,731
Consumer	611	20	334	965	128,199	129,164
Total	$611	$20	$2,694	$3,325	$621,494	$624,819

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

Special mention – These loans have a risk rating of 6 and are rated in accordance with regulatory guidelines. These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the credit position at some future date. These loans pose elevated risk but their weakness does not yet justify a “substandard” classification.

Substandard – These loans have a risk rating of 7 and are rated in accordance with regulatory guidelines, for which the accrual of interest may or may not be discontinued. By definition under regulatory guidelines, a “substandard” loan has defined weaknesses which make payment default or principal exposure likely but not yet certain. Repayment of such loans is likely to be dependent upon collateral liquidation, a secondary source of repayment, or an event outside of the normal course of business.

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$61,096	$253	$347	$-	$-	$61,696
Commercial real estate	362,182	6,016	1,763	-	-	369,961
Land	8,891	1,445	801	-	-	11,137
Multi-family	30,429	-	12	-	-	30,441
Real estate construction	34,558	-	-	-	-	34,558
Consumer	121,755	-	266	-	-	122,021
Total	$618,911	$7,714	$3,189	$-	$-	$629,814

March 31, 2016

Commercial business	$68,221	$813	$363	$-	$-	$69,397
Commercial real estate	343,306	7,659	2,784	-	-	353,749
Land	9,760	1,484	801	-	-	12,045
Multi-family	33,721	-	12	-	-	33,733
Real estate construction	26,731	-	-	-	-	26,731
Consumer	128,830	-	334	-	-	129,164
Total	$610,569	$9,956	$4,294	$-	$-	$624,819

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

June 30, 2016	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$191	$-	$191	$191	$-
Commercial real estate	9,497	-	9,497	10,564	-
Land	801	-	801	807	-
Multi-family	1,720	-	1,720	1,859	-
Consumer	316	1,193	1,509	1,651	107
Total	$12,525	$1,193	$13,718	$15,072	$107

March 31, 2016

Commercial business	$192	$-	$192	$192	$-
Commercial real estate	9,802	-	9,802	10,758	-
Land	801	-	801	807	-
Multi-family	1,731	-	1,731	1,871	-
Consumer	477	1,201	1,678	1,845	110
Total	$13,003	$1,201	$14,204	$15,473	$110

	Three Months ended June 30, 2016		Three Months ended June 30, 2015
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$191	$2	$855	$6
Commercial real estate	9,649	97	15,307	133
Land	801	-	801	-
Multi-family	1,726	23	1,917	26
Consumer	1,594	16	2,250	17
Total	$13,961	$138	$21,130	$182

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	June 30, 2016			March 31, 2016
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$191	$-	$191	$192	$-	$192
Commercial real estate	8,208	1,289	9,497	8,244	1,289	9,533
Land	-	801	801	-	801	801
Multi-family	1,720	-	1,720	1,731	-	1,731
Consumer	1,509	-	1,509	1,678	-	1,678
Total	$11,628	$2,090	$13,718	$11,845	$2,090	$13,935

At June 30, 2016, the Company had no commitments to lend additional funds on these loans. At June 30, 2016, all of the Company’s TDRs are paying as agreed except for one of the Company’s TDRs that defaulted after the loan was modified

There were no new TDRs for the three months ended June 30, 2016 and 2015. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended June 30, 2016.

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

Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method. Goodwill and other intangibles deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment not less than annually. The Company has two reporting units, the Bank and the Trust Company, for purposes of evaluating goodwill for impairment.

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

An interim impairment test was not deemed necessary as of June 30, 2016 due to there not being a significant change in the reporting unit’s assets and liabilities, the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

9.	JUNIOR SUBORDINATED DEBENTURES

At June 30, 2016, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at both June 30, 2016 and March 31, 2016, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at June 30, 2016 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	2.01%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	2.00%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.
(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.

10.	FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):
		Estimated Fair Value Measurements Using
June 30, 2016	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Trust preferred	$1,777	$-	$-	$1,777
Agency securities	17,083	-	17,083	-
Real estate mortgage investment conduits	45,265	-	45,265	-
Mortgage-backed securities	81,783	-	81,783	-
Other mortgage-backed securities	17,776	-	17,776	-
Total assets measured at fair value on a recurring basis	$163,684	$-	$161,907	$1,777

March 31, 2016

Investment securities available for sale:
Trust preferred	$1,808	$-	$-	$1,808
Agency securities	19,569	-	19,569	-
Real estate mortgage investment conduits	43,924	-	43,924	-
Mortgage-backed securities	76,353	-	76,353	-
Other mortgage-backed securities	9,036	-	9,036	-
Total assets measured at fair value on a recurring basis	$150,690	$-	$148,882	$1,808

There were no transfers of assets into or out of Levels 1, 2 or 3 for the three months ended June 30, 2016 and 2015.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	For the Three Months Ended
	June 30, 2016	June 30, 2015
	Available for sale securities	Available for sale securities

Beginning balance	$1,808	$1,812
Transfers into Level 3	-	-
Included in earnings	-	-
Included in other comprehensive income	(31)	(32)
Ending balance	$1,777	$1,780

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

For the three months ended June 30, 2016, there were no real estate owned (“REO”) properties measured for fair value on a nonrecurring basis. The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
June 30, 2016	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$937	$-	$-	$937

		Estimated Fair Value Measurements Using
June 30, 2015	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$949	$-	$-	$949
REO	970	-	-	970
Total assets measured at fair value on a nonrecurring basis	$1,919	$-	$-	$1,919

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2016 and 2015:

	Valuation Technique	Significant Unobservable Inputs	June 30, 2016 Range	June 30, 2015 Range

Impaired loans	Appraised value	Adjustment for market conditions	N/A (1)	N/A (1)

REO	Appraised value	Adjustment for market conditions	N/A (1)	0% - 10.6%
(1) There were no adjustments to these categories for the three month periods noted.

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

Management periodically reviews REO to help ensure that the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any additional write-downs based on a re-evaluation of the property’s fair value are charged to non-interest expense. Because of the high degree of judgment required in estimating the fair value of REO and because of the relationship between fair value and general economic conditions, the Company considers the fair value of REO to be highly sensitive to changes in market conditions.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

June 30, 2016	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$50,377	$50,377	$-	$-	$50,377
Certificates of deposit held for investment	16,271	-	16,451	-	16,451
Loans held for sale	457	-	457	-	457
Investment securities available for sale	163,684	-	161,907	1,777	163,684
Investment securities held to maturity	72	-	74	-	74
Loans receivable, net	619,854	-	-	586,700	586,700
FHLB stock	1,060	-	1,060	-	1,060

Liabilities:
Demand and savings deposits	674,534	674,534	-	-	674,534
Time deposits	115,021	-	114,989	-	114,989
Junior subordinated debentures	22,681	-	-	8,003	8,003
Capital lease obligation	2,470	-	2,470	-	2,470

March 31, 2016
Assets:
Cash and cash equivalents	$55,400	$55,400	$-	$-	$55,400
Certificates of deposit held for investment	16,769	-	16,959	-	16,959
Loans held for sale	503	-	503	-	503
Investment securities available for sale	150,690	-	148,882	1,808	150,690
Investment securities held to maturity	75	-	76	-	76
Loans receivable, net	614,934	-	-	571,068	571,068
FHLB stock	1,060	-	1,060	-	1,060

Liabilities:
Demand and savings deposits	660,421	660,421	-	-	660,421
Time deposits	119,382	-	119,143	-	119,143
Junior subordinated debentures	22,681	-	-	7,705	7,705
Capital lease obligation	2,475	-	2,475	-	2,475

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

Fair value estimates, methods and assumptions are set forth below:

Cash and cash equivalents – Fair value approximates the carrying amount.

Certificates of deposit held for investment – The fair value of certificates of deposit with stated maturities was based on the discounted value of contractual cash flows. The discount rate was estimated using rates currently available in the local market.

Loans receivable and loans held for sale – Loans receivable were priced using a discounted cash flow analysis. The fair value of loans held for sale was based on the loans’ carrying values, as the agreements to sell these loans are short-term fixed rate commitments, and no material difference between the carrying value and expected sales price is deemed likely.

Investment securities – See descriptions above.

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

Capital lease obligation – The fair value of the Company's capital lease obligation is estimated by discounting the cash flows through maturity based on current rates available to the Company for borrowings with similar maturities.

Off-balance sheet financial instruments – The estimated fair value of loan commitments approximates fees recorded associated with such commitments. Since the majority of the Company’s off-balance-sheet financial instruments consist of non-fee producing, variable rate commitments, the Company has determined that they do not have a distinguishable fair value.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers" (“ASU 2014-09”). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company's consolidated future financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities, and requires certain qualitative disclosures along with specific quantitative disclosures. ASU 2016-02 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASU 2016-02 is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s future consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the Company’s future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on the Company’s future consolidated financial statements.

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

Significant off-balance sheet commitments at June 30, 2016 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$24,349
Fixed-rate	26,965
Standby letters of credit	1,439
Undisbursed loan funds and unused lines of credit	109,458
Total	$162,211

At June 30, 2016, the Company had firm commitments to sell $2.9 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2016, loans under warranty totaled $117.5 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. Accordingly, no related contingent liability has been recorded in the consolidated financial statements.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds held by other institutions for the three months ended June 30, 2016 and 2015.

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2016 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosures contained in the Company’s 2016 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loan portfolio totaled $619.9 million at June 30, 2016 compared to $614.9 million at March 31, 2016.

The Company’s primary focus is to increase commercial real estate and commercial business loans. Beginning in 2014, the Company periodically began purchasing pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments. These automobile loans are originated through a single dealership group located outside the Company’s primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. At June 30, 2016, the Company’s purchased automobile loan portfolio was $33.5 million. The Company may purchase additional automobile loans during fiscal year 2017, subject to these loans meeting our investment criteria, underwriting standards and internal loan concentration limits. At June 30, 2016, five of the purchased automobile loans totaling $63,000 were on non-accrual status.

The Bank’s subsidiary, the Trust Company, a trust and financial services company located in downtown Vancouver, Washington, provides full-service brokerage activities, trust and asset management services. The Bank’s Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

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

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of our new loan originations – which are mainly concentrated in commercial business, commercial real estate and multi-family loans – carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate consumer real estate one-to-four family mortgages.

At June 30, 2016, checking accounts totaled $337.8 million, or 42.8% of our total deposit mix compared to $282.5 million or 39.1% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 17 branches, including ten in Clark County, two in the Portland metropolitan area and three lending centers.

Economic conditions in the Company’s market areas have continued to improve from the recent recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 6.0% at May 31, 2016 compared to 6.3% at March 31, 2016 and 6.2% at June 30, 2015. According to the Oregon Employment Department, unemployment in Portland decreased to 3.9% at May 31, 2016 compared to 4.0% at March 31, 2016 and 5.1% at June 30, 2015. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland have slightly increased to 1.5 months at June 30, 2016 compared to 1.3 months at March 31, 2016 and slightly decreased compared to 1.6 months at June 30, 2015. Residential home inventory levels in Clark County have slightly increased to 1.8 months at June 30, 2016 compared to 1.7 months at March 31, 2016 and decreased compared to 2.1 months at June 30, 2015. According to the RMLS, closed home sales in Clark County decreased 4.6% in June 2016 compared to June 2015. Closed home sales during June 2016 in Portland decreased 4.4% compared to June 2015. The Company has also seen an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area have been thriving and the vacancy rates in the Portland/Vancouver area have been relatively low.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and REO. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. Nonperforming assets decreased $384,000 to $2.9 million at June 30, 2016 compared to $3.3 million at March 31, 2016. However, there can be no assurance that deterioration in economic conditions will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while maintaining compliance with heightened regulatory capital requirements. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $396.0 million and $389.1 million at June 30, 2016 and March 31, 2016, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product for consumer customers, including the introduction of mobile deposit capture, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to business customers. The Company also participates in an internet deposit listing service which allows the Company to post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. Although the Company has currently chosen not to utilize these internet based deposits, the Company will continue to have access to these funds in the future. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company also offers Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers along with the Certificate of Deposit Account Registry Service (CDARS™) program which allows customers access to Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth. The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $4.6 million during the quarter ended June 30, 2016 compared to the prior quarter.

Continued Expense Control. Management has undertaken several initiatives to reduce non-interest expense and continues to make it a priority to identify cost savings opportunities throughout all aspects of the Company’s operations, including forming a cost saving committee whose mission is to find additional cost saving opportunities at the Company. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment and other noninterest expenditures. In this regard, we have reduced our efficiency ratio over the last serval years from 98.0% at March 31, 2014 to 75.6% at June 30, 2016.

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

Disciplined Franchise Expansion.  The Company believes opportunities currently exist within its market area to grow its franchise. The Company anticipates organic growth as the local economy and loan demand strengthens through its marketing efforts and as a result of the opportunities being created due to the consolidation of financial institutions within its market area. The Company may also seek to expand its franchise through the selective acquisition of individual branches, loan or asset purchases and whole bank transactions that meet its investment and market objectives. The Company expects to gradually expand its operations further in the Portland, Oregon metropolitan area which has a population of approximately two million people. The Company will continue to be disciplined as it pertains to future expansion focusing on the Pacific Northwest markets it knows and understands.

Loan Composition

The following tables sets forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands).

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
June 30, 2016

Commercial business	$61,696	$-	$-	$61,696
Commercial construction	-	-	20,327	20,327
Office buildings	-	107,126	-	107,126
Warehouse/industrial	-	57,978	-	57,978
Retail/shopping centers/strip malls	-	62,432	-	62,432
Assisted living facilities	-	1,800	-	1,800
Single purpose facilities	-	140,625	-	140,625
Land	-	11,137	-	11,137
Multi-family	-	30,441	-	30,441
One-to-four family construction	-	-	14,231	14,231
Total	$61,696	$411,539	$34,558	$507,793

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2016

Commercial business	$69,397	$-	$-	$69,397
Commercial construction	-	-	16,716	16,716
Office buildings	-	107,986	-	107,986
Warehouse/industrial	-	55,830	-	55,830
Retail/shopping centers/strip malls	-	61,600	-	61,600
Assisted living facilities	-	1,809	-	1,809
Single purpose facilities	-	126,524	-	126,524
Land	-	12,045	-	12,045
Multi-family	-	33,733	-	33,733
One-to-four family construction	-	-	10,015	10,015
Total	$69,397	$399,527	$26,731	$495,655

Comparison of Financial Condition at June 30, 2016 and March 31, 2016

Cash and cash equivalents, including interest-earning accounts, totaled $50.4 million at June 30, 2016 compared to $55.4 million at March 31, 2016. The Company has deployed a portion of its excess cash balances into investment securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At June 30, 2016, certificates of deposits held for investment totaled $16.3 million compared to $16.8 million at March 31, 2016.

Investment securities totaled $163.7 million and $150.7 million at June 30, 2016 and March 31, 2016, respectively. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). During the three months ended June 30, 2016, the Company purchased $21.5 million of investment securities. For the quarter ended June 30, 2016, the Company determined that none of its investment securities required an OTTI charge. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $619.9 million at June 30, 2016 compared to $614.9 million at March 31, 2016. The Company has had steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Deposit accounts increased $9.8 million to $789.6 million at June 30, 2016 compared to $779.8 million at March 31, 2016. The Company had no wholesale-brokered deposits as of June 30, 2016 or March 31, 2016. Core branch deposits accounted for 95.2% of total deposits at June 30, 2016 compared to 95.8% at March 31, 2016. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $1.7 million to $110.0 million at June 30, 2016 from $108.3 million at March 31, 2016. The increase was mainly attributable to net income of $1.7 million. Additionally, other comprehensive income related to unrealized holding gain on securities available for sale increased $441,000. These increases were partially offset by dividends declared of $449,000 for the three months ended June 30, 2016.

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of June 30, 2016, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank’s actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total Capital:
(To Risk-Weighted Assets)	$107,997	16.26%	$53,127	8.0%	$66,408	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	99,657	15.01	39,845	6.0	53,127	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	99,657	15.01	29,884	4.5	43,165	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	99,657	11.16	35,724	4.0	44,655	5.0
Tangible Capital:
(To Tangible Assets)	99,657	11.16	13,396	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total Capital:
(To Risk-Weighted Assets)	$105,277	16.07%	$52,405	8.0%	$65,507	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	97,046	14.81	39,304	6.0	52,405	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	97,046	14.81	29,478	4.5	42,579	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	97,046	11.18	34,718	4.0	43,397	5.0
Tangible Capital:
(To Tangible Assets)	97,046	11.18	13,019	1.5	N/A	N/A

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

The Company must maintain an adequate level of liquidity to help ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2016, the Company used its sources of funds primarily to fund loan commitments and purchase investment securities. At June 30, 2016, cash and available for sale investments totaled $230.3 million, or 24.7% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At June 30, 2016, the Company had no advances from the FRB and a borrowing capacity of $63.6 million from the FRB. At June 30, 2016, there were no borrowings from the FHLB and the Company had an available credit facility of $214.6 million. At June 30, 2016, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At June 30, 2016 and March 31, 2016, the Bank had no wholesale brokered deposits. As previously discussed, the Bank participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $19.3 million, or 2.4% of total deposits, and $27.1 million, or 3.5% of total deposits, at June 30, 2016 and March 31, 2016, respectively. Also as previously discussed, the Bank is enrolled in an internet deposit listing service. The combination of all the Bank’s funding sources gives the Bank available liquidity of $642.4 million, or 68.9% of total assets at June 30, 2016.

At June 30, 2016, the Company had total commitments of $162.2 million, which includes commitments to extend credit of $51.3 million, unused lines of credit and undisbursed balances of $109.5 million and standby letters of credit totaling $1.4 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year totaled $72.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $62.6 million.

As a separate legal entity from the Bank, Riverview Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2016, Riverview Bancorp, Inc. had $899,000 in cash to meet liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $2.9 million or 0.31% of total assets at June 30, 2016 compared to $3.3 million or 0.36% of total assets at March 31, 2016.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands).

	June 30, 2016		March 31, 2016
	Number of Loans	Balance	Number of Loans	Balance

Commercial real estate	1	$1,289	2	$1,559
Land	1	801	1	801
Consumer	7	266	12	354
Total	9	$2,356	15	$2,714

The Company continues to focus on managing the residential construction and land acquisition and development portfolios. At June 30, 2016, the Company’s residential construction and land acquisition and development loan portfolios were $14.2 million and $11.1 million, respectively, as compared to $10.0 million and $12.0 million, respectively at March 31, 2016. The percentage of nonperforming loans in the land acquisition and development portfolios at June 30, 2016 was 7.19%, compared 6.65% at March 31, 2016. There were no nonperforming residential construction loans at June 30, 2016 or March 31, 2016. For the three months ended June 30, 2016, there were no charge-offs or recoveries in the residential construction portfolio. Net recoveries in the land development portfolio totaled $82,000 for the three months ended June 30, 2016.

REO totaled $569,000 at June 30, 2016 compared to $595,000 at March 31, 2016. During the quarter ended June 30, 2016, REO sales totaled $26,000. There were no valuation write-downs or transfers to REO for the three months ended June 30, 2016. The $569,000 balance of REO is comprised of a land development property totaling $271,000 and a one-to-four family real estate property totaling $298,000. Each of these properties are located in Washington and Oregon.

The allowance for loan losses was $10.0 million or 1.58% of total loans at June 30, 2016 compared to $9.9 million or 1.58% of total loans at March 31, 2016. The balance of the allowance for loan losses at June 30, 2016 reflects the continuing trend of lower levels of delinquent, nonperforming and classified loans, net recoveries, as well as stabilizing real estate values in our market areas. The Company recorded no provision for loan losses for the three months ended June 30, 2016.

The coverage ratio of allowance for loan losses to nonperforming loans was 422.75% at June 30, 2016 compared to 364.22% at March 31, 2016. At June 30, 2016, the Company identified $2.1 million or 88.70% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at June 30, 2016 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Troubled debt restructurings (“TDRs”) are loans for which the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At June 30, 2016, the Company had TDRs totaling $13.7 million of which $11.6 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for one TDR commercial real estate loan of $1.3 million that defaulted since the loan was modified. The related amount of interest income recognized on TDRs was $138,000 and $182,000 for the three months ended June 30, 2016 and 2015, respectively.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2016	March 31, 2016

Loans accounted for on a non-accrual basis:
Other real estate mortgage	$2,090	$2,360
Consumer	266	334
Total	2,356	2,694
Accruing loans which are contractually past due 90 days or more	-	20
Total nonperforming loans	2,356	2,714
REO	569	595
Total nonperforming assets	$2,925	$3,309

Foregone interest on non-accrual loans (1)	$17	$112
Total nonperforming loans to total loans	0.37%	0.43%
Total nonperforming loans to total assets	0.25	0.29
Total nonperforming assets to total assets	0.31	0.36

(1) Three months ended June 30, 2016 and year ended March 31, 2016.

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2016

Commercial real estate	$-	$1,289	$-	$-	$-	$1,289
Land	-	801	-	-	-	801
Consumer	112	-	91	-	63	266
Total nonperforming loans	112	2,090	91	-	63	2,356
REO	271	-	-	298	-	569
Total nonperforming assets	$383	$2,090	$91	$298	$63	$2,925

March 31, 2016

Commercial real estate	$269	$1,290	$-	$-	$-	$1,559
Land	-	801	-	-	-	801
Consumer	112	-	139	-	103	354
Total nonperforming loans	381	2,091	139	-	103	2,714
REO	271	-	26	298	-	595
Total nonperforming assets	$652	$2,091	$165	$298	$103	$3,309

The composition of the land and speculative construction loan portfolios by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
June 30, 2016

Land	$94	$2,642	$8,401	$11,137
Speculative construction	1,365	50	11,199	12,614
Total land and speculative construction	$1,459	$2,692	$19,600	$23,751

March 31, 2016

Land	$97	$2,766	$9,182	$12,045
Speculative construction	400	-	7,711	8,111
Total land and speculative construction	$497	$2,766	$16,893	$20,156

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	June 30, 2016		March 31, 2016
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	5	$347	5	$363
Commercial real estate	3	473	4	1,225
Multi-family	1	12	1	12
Total	9	$832	10	$1,600

At June 30, 2016 and March 31, 2016, loans delinquent 30 - 89 days were 0.04% and 0.10%, respectively, of total loans. At June 30, 2016, there were no 30 - 89 days delinquent loans in the commercial business portfolio or the commercial real estate loan portfolio. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 58.74% of total loans and commercial business loans represented 9.80% of total loans.

Off-Balance Sheet Arrangements and Other Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations and other commitments. Obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Commitments generally relate to lending operations.

The Company has obligations under long-term operating and capital leases, principally for building space and land. Lease terms generally cover five-year periods, with options to extend, and are not subject to cancellation. During the second quarter of fiscal 2016, the Company modified its lease agreement on its operations center reducing the Company’s square footage leased and extending the lease agreement to November 2039.

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

Goodwill Valuation

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company has two reporting units, the Bank and the Trust Company, for purposes of evaluating goodwill for impairment. All of the Company’s goodwill has been allocated to the Bank reporting unit. The Company performs an annual review in the third quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the carrying value, goodwill at the reporting unit level is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and additional analysis must be performed to measure the amount of impairment loss, if any. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

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

The Company performed its annual goodwill impairment test during the quarter ended December 31, 2015. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 9.0%, a net interest margin that approximated 4.2% and a return on assets that ranged from 0.83% to 1.24% (average of 1.06%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 14.2% utilized for our cash flow estimates and a terminal value estimated at 1.95 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.10 times tangible book value. The Company calculated a fair value of its reporting unit of $143.0 million using the corporate value approach, $147.1 million using the income approach and $140.7 million using the market approach, with a final concluded value of $142.0 million, with primary weight given to the market approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

Net Income. Net income was $1.7 million, or $0.08 per diluted share for the three months ended June 30, 2016, compared to $1.6 million, or $0.07 per diluted share for same prior year period. The Company’s earnings reflect the growth in the Company’s loan portfolio which resulted in an improvement in net interest income. There was no provision for loan losses for the three months ended June 30, 2016. Net income for the three months ended June 30, 2015 included a recapture of loan losses of $500,000.

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

Net interest income for the three months ended June 30, 2016 was $7.8 million, representing an increase of $699,000, or 9.8%, from $7.1 million during the same prior year period. The net interest margin for the three months ended June 30, 2016 was 3.74% compared to 3.69% for the three months ended June 30, 2015. This increase was primarily the result of the increase in the average balance on loans receivable.

The Company achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. At June 30, 2016, 6.71% of our loan portfolio had adjustable (floating) interest rates. At June 30, 2016, $24.0 million, or 56.77% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loan’s contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the current low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At June 30, 2016, $12.9 million or 2.05% of the loans in the Company’s loan portfolio were at the floor interest rate of which $8.9 million or 69.20% had yields that would begin floating again once the Wall Street Journal Prime Rate increases at least 150 basis points.

Interest and Dividend Income. Interest income for the three months ended June 30, 2016 increased $701,000 to $8.3 million compared to $7.6 million for the same period in the prior year. The increase was due primarily to the increase in the average balance on loans which resulted in an increase in interest income of $580,000 on loans receivable.

The average balance of net loans increased $58.3 million to $633.0 million for the three months ended June 30, 2016 from $574.7 million for the same prior year period. The increase in average loan balances was due to an increased emphasis by the Company to increase its loan portfolio. The average yield on net loans was 4.71% for the three months ended June 30, 2016 compared to 4.80% for the same three months in the prior year. During the three months ended June 30, 2016, the Company also reversed $1,000 of interest income on nonperforming loans compared to $5,000 for the same three months in the prior year.

Interest Expense. Interest expense totaled $439,000 for the three months ended June 30, 2016 compared to $437,000 for the three months ended June 30, 2015. The slight increase in interest expense was primarily the result of an increase in the interest rate on the Company’s junior subordinated debentures due to an increase in short-term interest rates during the past year. The Company continues to maintain low interest offerings on its deposit products in addition to the downward shift in the percentage of deposits representing certificates of deposit that yield a higher interest rate compared to savings and demand deposit accounts that yield a lower interest rate. The weighted average interest rate on interest-bearing deposits decreased to 0.19% for the three months ended June 30, 2016 from 0.22% for the same period in the prior year.

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

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$510,253	$6,126	4.82%	$441,698	$5,364	4.88%
Non-mortgage loans	122,714	1,314	4.29	133,012	1,496	4.52
Total net loans (1)	632,967	7,440	4.71	574,710	6,860	4.80

Investment securities (2)	155,922	720	1.85	114,776	582	2.04
Daily interest-bearing assets	713	-	-	2,167	-	-
Other earning assets	49,825	102	0.82	83,905	119	0.57
Total interest-earning assets	839,427	8,262	3.95	775,558	7,561	3.92

Non-interest-earning assets:
Premises and equipment, net	14,512			15,330
Other non-interest-earning assets	71,164			69,619
Total assets	$925,103			$860,507

Interest-bearing liabilities:
Regular savings accounts	$97,653	24	0.10	$78,076	19	0.10
Interest checking accounts	143,813	26	0.07	120,311	23	0.08
Money market accounts	241,179	71	0.12	229,136	66	0.12
Certificates of deposit	117,825	160	0.54	136,370	195	0.58
Total interest-bearing deposits	600,470	281	0.19	563,893	303	0.22

Other interest-bearing liabilities	25,154	158	2.52	24,948	134	2.16
Total interest-bearing liabilities	625,624	439	0.28	588,841	437	0.30

Non-interest-bearing liabilities:
Non-interest-bearing deposits	182,357			159,202
Other liabilities	7,313			6,849
Total liabilities	815,294			754,892
Shareholders’ equity	109,809			105,615
Total liabilities and shareholders’ equity	$925,103			$860,507
Net interest income		$7,823			$7,124
Interest rate spread			3.67%			3.62%
Net interest margin			3.74%			3.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.17%			131.71%

(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended June 30, 2016 vs 2015

	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$828	$(66)	$762
Non-mortgage loans	(110)	(72)	(182)
Investment securities (1)	195	(57)	138
Daily interest-bearing assets	-	-	-
Other earning assets	(58)	41	(17)
Total interest income	855	(154)	701

Interest Expense:
Regular savings accounts	5	-	5
Interest checking accounts	6	(3)	3
Money market accounts	5	-	5
Certificates of deposit	(23)	(12)	(35)
Other interest-bearing liabilities	1	23	24
Total interest expense	(6)	8	2
Net interest income	$861	$(162)	$699
(1) Interest is presented on a fully tax-equivalent basis using a tax rate of 34%.

Provision for Loan Losses. There was no provision for loan losses for the three months ended June 30, 2016. The recapture of loan losses was $500,000 for the three months ended June 30, 2015. The lack of a provision for loan losses for the three months ended June 30, 2016 and the recapture of loan losses for the three months ended June 30, 2015 continue to be based upon net recoveries and the decline in the level of delinquent, nonperforming and classified loans, as well as the stabilization of real estate values in our market areas.

Net recoveries for the three months ended June 30, 2016 and 2015 were $75,000. Annualized net recoveries to average net loans for the three month periods ended June 30, 2016 and 2015 was 0.05%. The net recoveries occurred primarily as a result of the decrease in charge-offs as nonperforming loans continue to decline and the improvement and stabilization of real estate values in our market areas as well as an increase in recoveries on previously charged off loans. Nonperforming loans were $2.4 million at June 30, 2016, compared to $3.8 million at June 30, 2015. The ratio of allowance for loan losses to nonperforming loans was 422.75% at June 30, 2016 compared to 273.97% at June 30, 2015. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of June 30, 2016, the Company had identified $13.7 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $12.5 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $333,000 from their original loan balance. The remaining $1.2 million of impaired loans have specific valuation allowances totaling $107,000.

Non-Interest Income. Non-interest income decreased $35,000 for the three months ended June 30, 2016 compared to the same prior year period. The decrease between the periods resulted from a decrease in gains on loans held for sale of $82,000 due to a decrease in mortgage activity for the three months ended June 30, 2016 compared to the same prior year period. The decrease was partially offset by a $27,000 increase in fees and service charges and a $28,000 increase in other non-interest income for the three months ended June 30, 2016 compared to the same prior year period.

Non-Interest Expense. Non-interest expense increased $70,000 for the three months ended June 30, 2016 compared to the same prior year period. REO expenses (which include operating costs and write-downs on property) decreased $264,000 primarily due to the overall decrease in REO balances at June 30, 2016 compared to June 30, 2015. Offsetting this decrease was an increase in salaries and employee benefits of $226,000 for the three months ended June 30, 2016 compared to the same prior year period.

Income Taxes. The provision for income taxes was $825,000 for the three months ended June 30, 2016 compared to $833,000 for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 and 2015 was 32.7% and 34.3%, respectively. As of June 30, 2016, management deemed that a deferred tax asset valuation allowance related to the Company’s deferred tax asset was not necessary. At June 30, 2016, the Company had a deferred tax asset of $8.1 million compared to $9.2 million at March 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2016 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2016 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2016 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended June 30, 2016, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

While the Company believes that the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns in controls or procedures can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements attributable to errors or fraud may occur and not be detected.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-K for the year ended March 31, 2016.

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

11	Statement of recomputation of per share earnings (See Note 4 of the Notes to Consolidated Financial Statements contained herein.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2016 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By: /s/ Patrick Sheaffer	By: /s/ Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Executive Officer)

Date: August 8, 2016	Date: August 8, 2016

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements