Form 10-Q
period 2016-09-30
RIVERVIEW BANCORP INC
filed 2016-11-08
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                     Accelerated filer  [X]                     Non-accelerated filer [   ]                      Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,507,890 shares outstanding as of November 8, 2016.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX
Part I.	Financial InformationPage

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016	2

	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2016 and 2015	3

	Consolidated Statements of Comprehensive Income for the
	Three and Six Months Ended September 30, 2016 and 2015	4

	Consolidated Statements of Equity for the
	Six Months Ended September 30, 2016 and 2015	5

	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2016 and 2015	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37

Part II.	Other Information	38 - 39

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		40
Certifications
	Exhibit 31.1 Exhibit 31.2 Exhibit 32

Forward-Looking Statements

As used in this Form 10-Q, the terms "we," "our," "us," "Riverview" and "Company" refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook," or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: expected cost savings, synergies and other financial benefits from our pending purchase of certain assets and assumption of certain liabilities of MBank and Merchants Bancorp pursuant to the Purchase and Assumption Agreement (the "Agreement") with Merchants Bancorp and its wholly owned subsidiary MBank (the "transaction") might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters might be greater than expected; the requisite approval of Merchants Bancorp's shareholders and regulatory approvals for the transaction might not be obtained; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company's allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company's market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company's net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company's market areas; secondary market conditions for loans and the Company's ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank's regulatory capital position or affect the Company's ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company's business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company's ability to attract and retain deposits; increases in premiums for deposit insurance; the Company's ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company's assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company's consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company's workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company's ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company's ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company's ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services; and the other risks described from time to time in our filings with the Securities and Exchange Commission.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND MARCH 31, 2016
(In thousands, except share and per share data) (Unaudited)	September 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents (including interest-earning accounts of $77,509 and $40,317)	$93,007	$55,400
Certificates of deposit held for investment	15,275	16,769
Loans held for sale	991	503
Investment securities:
Available for sale, at estimated fair value	152,251	150,690
Held to maturity, at amortized cost (estimated fair value of $71 and $76)	69	75
Loans receivable (net of allowance for loan losses of $10,063 and $9,885)	640,873	614,934
Real estate owned	539	595
Prepaid expenses and other assets	4,334	3,405
Accrued interest receivable	2,421	2,384
Federal Home Loan Bank stock, at cost	1,060	1,060
Premises and equipment, net	14,206	14,595
Deferred income taxes, net	7,816	9,189
Mortgage servicing rights, net	385	380
Goodwill	25,572	25,572
Bank owned life insurance	25,246	25,678
TOTAL ASSETS	$984,045	$921,229
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$838,902	$779,803
Accrued expenses and other liabilities	8,175	7,388
Advanced payments by borrowers for taxes and insurance	837	609
Junior subordinated debentures	22,681	22,681
Capital lease obligation	2,464	2,475
Total liabilities	873,059	812,956
COMMITMENTS AND CONTINGENCIES (See Note 12)
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
September 30, 2016 – 22,507,890 issued and outstanding	225	225
March 31, 2016 – 22,507,890 issued and outstanding
Additional paid-in capital	64,425	64,418
Retained earnings	45,207	42,728
Unearned shares issued to employee stock ownership plan ("ESOP")	(129)	(181)
Accumulated other comprehensive income	1,258	1,083
Total shareholders' equity	110,986	108,273
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$984,045	$921,229

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$7,631	$6,789	$15,071	$13,649
Interest on investment securities	769	702	1,489	1,284
Other interest and dividends	130	111	232	230
Total interest and dividend income	8,530	7,602	16,792	15,163

INTEREST EXPENSE:
Interest on deposits	279	300	560	603
Interest on borrowings	163	139	321	273
Total interest expense	442	439	881	876
Net interest income	8,088	7,163	15,911	14,287
Recapture of loan losses	-	(300)	-	(800)
Net interest income after recapture of loan losses	8,088	7,463	15,911	15,087

NON-INTEREST INCOME:
Fees and service charges	1,188	1,132	2,511	2,428
Asset management fees	727	801	1,549	1,625
Net gains on sale of loans held for sale	163	79	302	300
Bank owned life insurance ("BOLI")	190	190	381	387
BOLI death benefit in excess of cash surrender value	407	-	407	-
Other, net	(94)	14	(55)	25
Total non-interest income, net	2,581	2,216	5,095	4,765

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,531	4,236	9,171	8,650
Occupancy and depreciation	1,225	1,154	2,362	2,323
Data processing	476	431	971	921
Advertising and marketing	252	208	445	384
FDIC insurance premium	74	122	196	248
State and local taxes	146	123	285	260
Telecommunications	76	74	149	147
Professional fees	453	218	711	451
Litigation settlement	475	-	575	-
Real estate owned	35	167	50	446
Other	654	551	1,297	1,199
Total non-interest expense	8,397	7,284	16,212	15,029

INCOME BEFORE INCOME TAXES	2,272	2,395	4,794	4,823
PROVISION FOR INCOME TAXES	592	743	1,417	1,576
NET INCOME	$1,680	$1,652	$3,377	$3,247

Earnings per common share:
Basic	$0.07	$0.07	$0.15	$0.14
Diluted	0.07	0.07	0.15	0.14
Weighted average number of common shares outstanding:
Basic	22,474,019	22,449,386	22,470,957	22,441,898
Diluted	22,530,331	22,490,351	22,522,544	22,483,711

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands) (Unaudited)	2016	2015	2016	2015

Net income	$1,680	$1,652	$3,377	$3,247

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale securities arising
during the period, net of tax of $194, ($317), ($50) and $75, respectively	(351)	578	90	(186)

Reclassification adjustment of other than temporary impairment of available for sale
investment security included in income, net of tax of ($47), $0, ($47) and $0, respectively	85	-	85	-

Noncontrolling interest	-	19	-	34
Total comprehensive income	$1,414	$2,249	$3,552	$3,095

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to	Accumulated Other Comprehensive	Noncontrolling
(In thousands, except share data) (Unaudited)	Shares	Amount	Capital	Earnings	ESOP	Income	Interest	Total

Balance April 1, 2015	22,489,890	$225	$65,268	$37,830	$(284)	$762	$536	$104,337

Net income	-	-	-	3,247	-	-	-	3,247
Cash dividend ($0.0275 per share)	-	-	-	(617)	-	-	-	(617)
Exercise of stock options	18,000	-	62	-	-	-	-	62
Earned ESOP shares	-	-	3	-	52	-	-	55
Unrealized holding loss on securities available for sale, net of tax	-	-	-	-	-	(186)	-	(186)
Noncontrolling interest	-	-	-	-	-	-	34	34

Balance September 30, 2015	22,507,890	$225	$65,333	$40,460	$(232)	$576	$570	$106,932

Balance April 1, 2016	22,507,890	$225	$64,418	$42,728	$(181)	$1,083	$-	$108,273

Net income	-	-	-	3,377	-	-	-	3,377
Cash dividend ($0.04 per share)	-	-	-	(898)	-	-	-	(898)
Earned ESOP shares	-	-	7	-	52	-	-	59
Unrealized holding gain on securities available for sale, net of tax	-	-	-	-	-	175	-	175

Balance September 30, 2016	22,507,890	$225	$64,425	$45,207	$(129)	$1,258	$-	$110,986

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands) (Unaudited)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,377	$3,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,784	1,585
Recapture of loan losses	-	(800)
Provision for deferred income taxes	1,276	1,490
Expense related to ESOP	59	55
Increase in deferred loan origination fees, net of amortization	316	211
Origination of loans held for sale	(9,779)	(9,367)
Proceeds from sales of loans held for sale	9,490	9,411
Writedown of real estate owned	30	262
Loss on impairment of security	132	-
Net gains on loans held for sale, sales and transfer of real estate owned, sales of investment securities and sales of premises and equipment	(297)	(228)
Income from bank owned life insurance	(381)	(387)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(216)	(30)
Accrued interest receivable	(37)	(42)
Accrued expenses and other liabilities	866	(1,585)
Net cash provided by operating activities	6,620	3,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(26,617)	(16,463)
Principal repayments on investment securities available for sale	13,814	11,087
Purchases of investment securities available for sale	(21,464)	(33,968)
Proceeds from calls, maturities, and sales of investment securities available for sale	5,500	-
Principal repayments on investment securities held to maturity	6	6
Redemption of certificates of deposit held for investment, net	1,494	4,722
Proceeds from redemption of Federal Home Loan Bank stock	-	4,936
Purchases of premises and equipment and capitalized software	(186)	(166)
Proceeds from sales of real estate owned and premises and equipment	22	370
Net cash used in investing activities	(27,431)	(29,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	59,099	36,146
Dividends paid	(898)	(532)
Proceeds from borrowings	2,000	2,000
Repayment of borrowings	(2,000)	(2,000)
Principal payments on capital lease obligation	(11)	(33)
Net increase in advance payments by borrowers	228	217
Proceeds from exercise of stock options	-	62
Net cash provided by financing activities	58,418	35,860
NET INCREASE IN CASH AND CASH EQUIVALENTS	37,607	10,206
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,400	58,659
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,007	$68,865
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$786	$789
Income taxes	140	100

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$450	$339
Adjustment to capital lease obligation and premises and equipment	-	241
Unrealized holding gain (loss) from securities available for sale	272	(261)
Income tax effect related to unrealized holding gain (loss) from securities available for sale	(97)	75

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2016 ("2016 Form 10-K"). The unaudited consolidated results of operations for the six months ended September 30, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2017.

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

Certain prior period amounts have been reclassified to conform to the September 30, 2016 presentation; such reclassifications had no effect on net income or total equity previously reported

On September 29, 2016, Riverview Bancorp, Inc. and Riverview Community Bank entered into a Purchase and Assumption Agreement ("Agreement") with Merchants Bancorp and its wholly owned subsidiary, MBank, of Gresham, Oregon under which Riverview Community Bank will purchase certain assets and assume certain liabilities of MBank in a cash transaction. As part of the transaction and as provided by the Agreement, Riverview Bancorp, Inc. will assume the obligations of Merchant Bancorp's trust preferred securities. The transaction is subject to regulatory approval, the approval of Merchant Bancorp's shareholders and the satisfaction of customary closing conditions. The transaction is expected to be completed in the quarter ending March 31, 2017. For additional information about the Agreement, see the Riverview Bancorp, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

2.	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of: Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the "Bank"); and the Bank's wholly-owned subsidiaries, Riverview Services, Inc. and Riverview Trust Company (the "Trust Company") (collectively referred to as the "Company"). On May 24, 2016, Riverview Asset Management Corp. changed its name to Riverview Trust Company. All inter-company transactions and balances have been eliminated in consolidation. During December 2015, the Trust Company repurchased all the remaining shares held by its noncontrolling interest owner. Upon repurchase, these shares were retired. This transaction resulted in the Bank's ownership increasing from 90% to 100%.

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

The following table presents information related to stock options outstanding for the periods shown.

	Six Months Ended September 30, 2016		Six Months Ended September 30, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	223,654	$4.73	424,654	$8.00
Options exercised	-	-	(18,000)	3.49
Forfeited	-	-	(8,000)	12.98
Expired	-	-	(8,000)	11.79
Balance, end of period	223,654	$4.73	390,654	$8.03

The following table presents information on stock options outstanding as of the dates shown, less estimated forfeitures:

	September 30,
	2016	2015
Stock options fully vested and expected to vest:
Number	223,654	390,654
Weighted average exercise price	$4.73	$8.03
Aggregate intrinsic value (1)	$342,000	$251,000
Weighted average contractual term of options (years)	3.84	3.09
Stock options fully vested and currently exercisable:
Number	223,654	390,654
Weighted average exercise price	$4.73	$8.03
Aggregate intrinsic value (1)	$342,000	$251,000
Weighted average contractual term of options (years)	3.84	3.09

      (1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company's stock.

There was no stock-based compensation expense related to stock options for the six months ended September 30, 2016 and 2015. As of September 30, 2016, all outstanding stock options were fully vested, and there was no remaining unrecognized compensation expense. There were no stock options exercised during the six months ended September 30, 2016. The total intrinsic value of stock options exercised was $16,000 for the six months ended September 30, 2015.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. There were no stock options granted during the six months ended September 30, 2016 and 2015.

4.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of September 30, 2016 and 2015, there were 49,266 and 73,899 shares, respectively, which had not been allocated under the Company's ESOP. For the three and six months ended September 30, 2016, stock options for 59,000 shares of common stock were excluded in computing diluted EPS because they were antidilutive. For the three and six months ended September 30, 2015, stock options for 220,000 and 223,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Basic EPS computation:
Numerator-net income	$1,680,000	$1,652,000	$3,377,000	$3,247,000
Denominator-weighted average common shares outstanding	22,474,019	22,449,386	22,470,957	22,441,898
Basic EPS	$0.07	$0.07	$0.15	$0.14
Diluted EPS computation:
Numerator-net income	$1,680,000	$1,652,000	$3,377,000	$3,247,000
Denominator-weighted average common shares outstanding	22,474,019	22,449,386	22,470,957	22,441,898
Effect of dilutive stock options	56,312	40,965	51,587	41,813
Weighted average common shares and common stock equivalents	22,530,331	22,490,351	22,522,544	22,483,711
Diluted EPS	$0.07	$0.07	$0.15	$0.14

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Available for sale:
Trust preferred	$1,786	$-	$-	$1,786
Agency securities	14,006	55	(10)	14,051
Real estate mortgage investment conduits (1)	42,091	570	-	42,661
Mortgage-backed securities (1)	75,662	1,175	(15)	76,822
Other mortgage-backed securities (2)	16,755	219	(43)	16,931
Total available for sale	$150,300	$2,019	$(68)	$152,251

Held to maturity:
Mortgage-backed securities (3)	$69	$2	$-	$71

March 31, 2016
Available for sale:
Trust preferred	$1,919	$-	$(111)	$1,808
Agency securities	19,520	63	(14)	19,569
Real estate mortgage investment conduits (1)	43,293	632	(1)	43,924
Mortgage-backed securities (1)	75,404	980	(31)	76,353
Other mortgage-backed securities (2)	8,875	185	(24)	9,036
Total available for sale	$149,011	$1,860	$(181)	$150,690

Held to maturity:
Mortgage-backed securities (3)	$75	$1	$-	$76

(1) Comprised of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of September 30, 2016 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,786	$1,786	$-	$-
Due after one year through five years	16,485	16,590	-	-
Due after five years through ten years	13,871	14,108	62	63
Due after ten years	118,158	119,767	7	8
Total	$150,300	$152,251	$69	$71

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2016

Available for sale:
Agency securities	$4,989	$(10)	$-	$-	$4,989	$(10)
Mortgage-backed securities (2)	2,936	(2)	709	(13)	3,645	(15)
Other mortgage-backed securities (3)	3,872	(23)	1,126	(20)	4,998	(43)
Total available for sale	$11,797	$(35)	$1,835	$(33)	$13,632	$(68)

March 31, 2016

Available for sale:
Trust preferred	$-	$-	$1,808	$(111)	$1,808	$(111)
Agency securities	5,508	(6)	4,991	(8)	10,499	(14)
Real estate mortgage investment conduits (1)	1,636	(1)	-	-	1,636	(1)
Mortgage-backed securities (2)	831	(10)	3,051	(21)	3,882	(31)
Other mortgage-backed securities (3)	1,891	(6)	1,229	(18)	3,120	(24)
Total available for sale	$9,866	$(23)	$11,079	$(158)	$20,945	$(181)

(1) Comprised of FHLMC securities.
(2) Comprised of FHLMC and FNMA issued securities.
(3) Comprised of SBA issued securities.

At September 30, 2016, the Company had a single collateralized debt obligation which is secured by a pool of trust preferred securities issued by 15 other bank holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuer. Four of the issuers of trust preferred securities in this pool have defaulted (representing 51% of the remaining collateral, including excess collateral). The Company has estimated an expected default rate of 43% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company utilized a discount rate of 10% to estimate the fair value of this security. There was no excess subordination on this security.

During the three months ended September 30, 2016, the Company recognized a $132,000 other than temporary impairment ("OTTI") charge on the above referenced collateralized debt obligation. The Company was notified that this collateralized debt obligation will be liquidated in accordance with provisions contain within the collateralized debt obligation indenture agreement. Management concluded that the collateralized debt obligation was other than temporarily impaired based upon the liquidation notice and has recorded a $132,000 charge through other non-interest income.

Except for the collateralized debt obligation discussed above, the unrealized losses on the Company's investment securities were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. Except for the collateralized debt obligation discussed above, the Company does not believe that these securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. Based on management's evaluation and intent, the unrealized losses related to the other investment securities in the above tables are considered temporary.

The Company had no sales and realized no gains or losses on sales of investment securities for the three and six months ended September 30, 2016 and 2015. Investment securities available for sale with an amortized cost of $12.1 million and $10.2 million and a fair value of $12.3 million and $10.3 million at September 30, 2016 and March 31, 2016, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $21,000 and $23,000 and a fair value of $21,000 and $24,000 at September 30, 2016 and March 31, 2016, respectively, were pledged as collateral for government public funds held by the Bank.

6.	LOANS RECEIVABLE

Loans receivable as of September 30, 2016 and March 31, 2016 are reported net of deferred loan fees totaling $3.0 million and $2.7 million, respectively. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	September 30, 2016	March 31, 2016
Commercial and construction
Commercial business	$64,176	$69,397
Commercial real estate	386,175	353,749
Land	10,671	12,045
Multi-family	26,883	33,733
Real estate construction	45,059	26,731
Total commercial and construction	532,964	495,655

Consumer
Real estate one-to-four family	86,321	88,780
Other installment (1)	31,651	40,384
Total consumer	117,972	129,164

Total loans	650,936	624,819

Less: Allowance for loan losses	10,063	9,885
Loans receivable, net	$640,873	$614,934
(1) Consists primarily of purchased automobile loans totaling $29.7 million and $37.4 million at September 30, 2016 and March 31, 2016, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At September 30, 2016, loans carried at $441.8 million were pledged as collateral to the Federal Home Loan Bank of Des Moines ("FHLB") and Federal Reserve Bank of San Francisco ("FRB") pursuant to borrowing agreements.

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income. As of September 30, 2016 and March 31, 2016, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

Management's evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company's historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of the current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examination.

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended September 30, 2016	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$902	$4,473	$312	$671	$565	$2,327	$710	$9,960
Provision for (recapture of) loan losses	1	216	(264)	(58)	162	(28)	(29)	-
Charge-offs	-	-	-	-	-	(71)	-	(71)
Recoveries	6	-	106	-	-	62	-	174
Ending balance	$909	$4,689	$154	$613	$727	$2,290	$681	$10,063

Six months ended September 30, 2016

Beginning balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885
Provision for (recapture of) loan losses	(149)	414	(359)	(99)	311	(91)	(27)	-
Charge-offs	-	-	-	-	-	(115)	-	(115)
Recoveries	10	2	188	-	-	93	-	293
Ending balance	$909	$4,689	$154	$613	$727	$2,290	$681	$10,063

Three months ended September 30, 2015

Beginning balance	$1,469	$4,246	$502	$219	$622	$2,354	$925	$10,337
Provision for (recapture of) loan losses	(115)	47	(74)	275	(342)	(27)	(64)	(300)
Charge-offs	-	-	-	-	-	(59)	-	(59)
Recoveries	6	-	62	-	6	61	-	135
Ending balance	$1,360	$4,293	$490	$494	$286	$2,329	$861	$10,113

Six months ended September 30, 2015

Beginning balance	$1,263	$4,268	$539	$348	$769	$2,548	$1,027	$10,762
Provision for (recapture of) loan losses	79	25	(172)	146	(489)	(223)	(166)	(800)
Charge-offs	-	-	-	-	-	(73)	-	(73)
Recoveries	18	-	123	-	6	77	-	224
Ending balance	$1,360	$4,293	$490	$494	$286	$2,329	$861	$10,113

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment In Loans
September 30, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$909	$909	$300	$63,876	$64,176
Commercial real estate	-	4,689	4,689	9,431	376,744	386,175
Land	-	154	154	801	9,870	10,671
Multi-family	-	613	613	1,709	25,174	26,883
Real estate construction	-	727	727	-	45,059	45,059
Consumer	102	2,188	2,290	1,496	116,476	117,972
Unallocated	-	681	681	-	-	-
Total	$102	$9,961	$10,063	$13,737	$637,199	$650,936

March 31, 2016

Commercial business	$-	$1,048	$1,048	$192	$69,205	$69,397
Commercial real estate	-	4,273	4,273	9,802	343,947	353,749
Land	-	325	325	801	11,244	12,045
Multi-family	-	712	712	1,731	32,002	33,733
Real estate construction	-	416	416	-	26,731	26,731
Consumer	110	2,293	2,403	1,678	127,486	129,164
Unallocated	-	708	708	-	-	-
Total	$110	$9,775	$9,885	$14,204	$610,615	$624,819

Non-accrual loans:  Loans are reviewed regularly and it is the Company's general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $33,000 and $56,000 during the six months ended September 30, 2016 and 2015, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

September 30, 2016	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$1	$-	$-	$1	$64,175	$64,176
Commercial real estate	176	-	1,272	1,448	384,727	386,175
Land	-	-	801	801	9,870	10,671
Multi-family	-	-	-	-	26,883	26,883
Real estate construction	-	-	-	-	45,059	45,059
Consumer	605	33	254	892	117,080	117,972
Total	$782	$33	$2,327	$3,142	$647,794	$650,936

March 31, 2016

Commercial business	$-	$-	$-	$-	$69,397	$69,397
Commercial real estate	-	-	1,559	1,559	352,190	353,749
Land	-	-	801	801	11,244	12,045
Multi-family	-	-	-	-	33,733	33,733
Real estate construction	-	-	-	-	26,731	26,731
Consumer	611	20	334	965	128,199	129,164
Total	$611	$20	$2,694	$3,325	$621,494	$624,819

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$63,593	$250	$333	$-	$-	$64,176
Commercial real estate	377,615	6,818	1,742	-	-	386,175
Land	9,870	-	801	-	-	10,671
Multi-family	26,871	-	12	-	-	26,883
Real estate construction	45,059	-	-	-	-	45,059
Consumer	117,718	-	254	-	-	117,972
Total	$640,726	$7,068	$3,142	$-	$-	$650,936

March 31, 2016

Commercial business	$68,221	$813	$363	$-	$-	$69,397
Commercial real estate	343,306	7,659	2,784	-	-	353,749
Land	9,760	1,484	801	-	-	12,045
Multi-family	33,721	-	12	-	-	33,733
Real estate construction	26,731	-	-	-	-	26,731
Consumer	128,830	-	334	-	-	129,164
Total	$610,569	$9,956	$4,294	$-	$-	$624,819

Impaired loans and troubled debt restructurings ("TDRs"): A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard or worse, on non-accrual status or represents a TDR. The majority of the Company's impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan's original effective interest rate. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan, the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded, the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and has not had an appraisal of the collateral performed in the last six months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation of the collateral on an annual basis. The collateral valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

September 30, 2016	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$300	$-	$300	$301	$-
Commercial real estate	9,431	-	9,431	10,498	-
Land	801	-	801	807	-
Multi-family	1,709	-	1,709	1,847	-
Consumer	311	1,185	1,496	1,630	102
Total	$12,552	$1,185	$13,737	$15,083	$102
March 31, 2016

Commercial business	$192	$-	$192	$192	$-
Commercial real estate	9,802	-	9,802	10,758	-
Land	801	-	801	807	-
Multi-family	1,731	-	1,731	1,871	-
Consumer	477	1,201	1,678	1,845	110
Total	$13,003	$1,201	$14,204	$15,473	$110

	Three Months ended September 30, 2016		Three Months ended September 30, 2015
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$245	$6	$619	$6
Commercial real estate	9,463	97	14,481	133
Land	801	-	801	-
Multi-family	1,715	24	1,907	26
Consumer	1,503	16	1,871	20
Total	$13,727	$143	$19,679	$185

	Six Months ended September 30, 2016		Six Months ended September 30, 2015
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$228	$9	$776	$13
Commercial real estate	9,576	194	14,967	266
Land	801	-	801	-
Multi-family	1,720	47	1,912	52
Consumer	1,561	31	2,121	36
Total	$13,886	$281	$20,577	$367

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	September 30, 2016			March 31, 2016
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$300	$-	$300	$192	$-	$192
Commercial real estate	8,159	1,272	9,431	8,244	1,289	9,533
Land	-	801	801	-	801	801
Multi-family	1,709	-	1,709	1,731	-	1,731
Consumer	1,496	-	1,496	1,678	-	1,678
Total	$11,664	$2,073	$13,737	$11,845	$2,090	$13,935

At September 30, 2016, the Company had no commitments to lend additional funds on these loans. At September 30, 2016, all of the Company's TDRs are paying as agreed except for one commercial real estate TDR loan of $1.3 million that defaulted after the loan was modified.

There was one new TDR for the three and six months ended September 30, 2016. This new TDR was a commercial loan with a pre-modification outstanding recorded investment balance of $116,000 and a post-modification outstanding recorded investment balance of $111,000. There were no new TDRs for the three months and six months ended September 30, 2015. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended September 30, 2016.

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

An interim impairment test was not deemed necessary as of September 30, 2016 due to there not being a significant change in the reporting unit's assets and liabilities, the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

9.	JUNIOR SUBORDINATED DEBENTURES

At September 30, 2016, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company's common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption "junior subordinated debentures." The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $681,000 at both September 30, 2016 and March 31, 2016, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and amounts outstanding of the Debentures at September 30, 2016 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	2.21%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	2.20%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%
(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

10.	FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
September 30, 2016	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Trust preferred	$1,786	$-	$-	$1,786
Agency securities	14,051	-	14,051	-
Real estate mortgage investment conduits	42,661	-	42,661	-
Mortgage-backed securities	76,822	-	76,822	-
Other mortgage-backed securities	16,931	-	16,931	-
Total assets measured at fair value on a recurring basis	$152,251	$-	$150,465	$1,786

March 31, 2016

Investment securities available for sale:
Trust preferred	$1,808	$-	$-	$1,808
Agency securities	19,569	-	19,569	-
Real estate mortgage investment conduits	43,924	-	43,924	-
Mortgage-backed securities	76,353	-	76,353	-
Other mortgage-backed securities	9,036	-	9,036	-
Total assets measured at fair value on a recurring basis	$150,690	$-	$148,882	$1,808

There were no transfers of assets into or out of Levels 1, 2 or 3 for the six months ended September 30, 2016 and 2015.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	For the Six Months Ended
	September 30, 2016	September 30, 2015
	Available for sale securities	Available for sale securities

Beginning balance	$1,808	$1,812
Transfers into Level 3	-	-
Included in earnings (1)	(132)	-
Included in other comprehensive income	110	(44)
Ending balance	$1,786	$1,768

(1) Included in other non-interest income

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
September 30, 2016	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$1,084	$-	$-	$1,084
Real estate owned ("REO")	255	-	-	255
Total assets measured at fair value on a nonrecurring basis	$1,339	$-	$-	$1,339

		Estimated Fair Value Measurements Using
March 31, 2016	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$1,092	$-	$-	$1,092
REO	644	-	-	644
Total assets measured at fair value on a nonrecurring basis	$1,736	$-	$-	$1,736

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2016 and March 31, 2016:

	Valuation Technique	Significant Unobservable Inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	N/A

REO	Appraised value	Adjustment for market conditions	N/A
(1) There were no adjustments to these categories as of the periods noted.

The following methods were used to estimate the fair value of each class of financial instrument above:

Impaired loans – For information regarding the Company's method for estimating the fair value of impaired loans, see Note 7 – Allowance For Loan Losses.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

September 30, 2016	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$93,007	$93,007	$-	$-	$93,007
Certificates of deposit held for investment	15,275	-	15,414	-	15,414
Loans held for sale	991	-	991	-	991
Investment securities available for sale	152,251	-	150,465	1,786	152,251
Investment securities held to maturity	69	-	71	-	71
Loans receivable, net	640,873	-	-	606,184	606,184
FHLB stock	1,060	-	1,060	-	1,060

Liabilities:
Demand and savings deposits	724,041	724,041	-	-	724,041
Time deposits	114,861	-	114,668	-	114,668
Junior subordinated debentures	22,681	-	-	7,969	7,969
Capital lease obligation	2,464	-	2,464	-	2,464

March 31, 2016
Assets:
Cash and cash equivalents	$55,400	$55,400	$-	$-	$55,400
Certificates of deposit held for investment	16,769	-	16,959	-	16,959
Loans held for sale	503	-	503	-	503
Investment securities available for sale	150,690	-	148,882	1,808	150,690
Investment securities held to maturity	75	-	76	-	76
Loans receivable, net	614,934	-	-	571,068	571,068
FHLB stock	1,060	-	1,060	-	1,060

Liabilities:
Demand and savings deposits	660,421	660,421	-	-	660,421
Time deposits	119,382	-	119,143	-	119,143
Junior subordinated debentures	22,681	-	-	7,705	7,705
Capital lease obligation	2,475	-	2,475	-	2,475

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

Loans receivable and loans held for sale – Loans receivable were priced using a discounted cash flow analysis. The fair value of loans held for sale was based on the loans' carrying values, as the agreements to sell these loans are short-term fixed rate commitments, and no material difference between the carrying value and expected sales price is deemed likely.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company's future consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The main provisions of ASU 2016-01 address the valuation and impairment of certain equity investments along with simplified disclosures about those investments. Equity securities with readily determinable fair values will be treated in the same manner as other financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a significant impact on the Company's future consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASU 2016-02 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASU 2016-02 is permitted. The adoption of ASU 2016-02 is not expected to have a significant impact on the Company's future consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of ASU 2016-09 is not expected to have a significant impact on the Company's future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on the Company's future consolidated financial statements.

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

Significant off-balance sheet commitments at September 30, 2016 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$18,003
Fixed-rate	13,760
Standby letters of credit	1,439
Undisbursed loan funds and unused lines of credit	113,145
Total	$146,347

At September 30, 2016, the Company had firm commitments to sell $3.0 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At September 30, 2016, loans under warranty totaled $116.8 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. Accordingly, no related contingent liability has been recorded in the consolidated financial statements.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds held by other institutions for the six months ended September 30, 2016 and 2015.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's future consolidated financial position, results of operations and cash flows.

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2016 Form 10-K under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies." That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosures contained in the Company's 2016 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington, and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's net loan portfolio totaled $640.9 million at September 30, 2016 compared to $614.9 million at March 31, 2016.

The Bank's subsidiary, the Trust Company, a trust and financial services company located in downtown Vancouver, Washington, provides full-service brokerage activities, trust and asset management services. The Bank's Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, Wafer Tech, Nautilus, Barrett Business Services, PeaceHealth, Fisher Investments and Banfield Pet Hospitals, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area and the Portland metropolitan area are sources of tourism, which has helped to transform the area from its past dependence on the timber industry.

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

At September 30, 2016, checking accounts totaled $370.4 million, or 44.2% of our total deposit mix compared to $308.9 million or 40.8% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 17 branches, including ten in Clark County, two in the Portland metropolitan area and three lending centers.

Economic conditions in the Company's market areas have improved from the recent recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County increased to 6.5% at August 31, 2016 compared to 6.3% at March 31, 2016 and 5.7% at September 30, 2015. According to the Oregon Employment Department, unemployment in Portland increased to 4.8% at August 31, 2016 compared to 4.0% at March 31, 2016 and decreased compared to 5.0% at September 30, 2015. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland have increased to 2.0 months at September 30, 2016 compared to 1.3 months at March 31, 2016 and slightly increased compared to 1.9 months at September 30, 2015. Residential home inventory levels in Clark County have increased to 2.1 months at September 30, 2016 compared to 1.7 months at March 31, 2016 and decreased compared to 2.7 months at September 30, 2015. According to the RMLS, closed home sales in Clark County increased 14.4% in September 2016 compared to September 2015. Closed home sales during September 2016 in Portland decreased 6.2% compared to September 2015. The Company has also seen an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area have been thriving and the vacancy rates in the Portland/Vancouver area have been relatively low.

Operating Strategy

The Company's goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular commercial real estate and commercial business loans), increasing core deposit balances, managing problem assets, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and our core deposits by expanding our customer base throughout our primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives, such as the recently announced acquisition of certain assets and liabilities from MBank and Merchants Bancorp. Upon closing, the Company will acquire approximately $129.9 million in loans, consisting mostly of commercial and commercial real estate loans located primarily in the Portland market, where the Company currently has two branches and 48% of its commercial related lending.

Maintain Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed the delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon foreclosure or repossession, work-outs of classified assets and loan charge-offs. In the past several years, the Company has applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios resulting in improved credit metrics/asset quality. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Implementation of a Profit Improvement Plan ("PIP") The Company has formed a committee comprised of several members of management and the board of directors to undertake several initiatives to reduce non-interest expense and continue our on-going efforts to identify cost savings opportunities throughout all aspects of the Company's operations. The PIP committee's mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment and other noninterest expenditures. In this regard, the Company has reduced its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 77.2% at September 30, 2016.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $401.2 million and $389.1 million at September 30, 2016 and March 31, 2016, respectively. During September 2016, the Company began transitioning its existing debit card holders from Visa® to MasterCard®. The change in debit card service providers is expected to increase interchange revenue and provide cost savings to the Company. The full transition is expected to be completed by November 2016.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, over the past several years, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers' needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customer's cash management needs and compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts ("IOLTA"), public funds and Internet based deposits) increased $60.9 million during the quarter ended September 30, 2016 compared to the prior quarter.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company's commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2016

Commercial business	$64,176	$-	$-	$64,176
Commercial construction	-	-	29,494	29,494
Office buildings	-	110,136	-	110,136
Warehouse/industrial	-	63,336	-	63,336
Retail/shopping centers/strip malls	-	60,706	-	60,706
Assisted living facilities	-	1,791	-	1,791
Single purpose facilities	-	150,206	-	150,206
Land	-	10,671	-	10,671
Multi-family	-	26,883	-	26,883
One-to-four family construction	-	-	15,565	15,565
Total	$64,176	$423,729	$45,059	$532,964

March 31, 2016

Commercial business	$69,397	$-	$-	$69,397
Commercial construction	-	-	16,716	16,716
Office buildings	-	107,986	-	107,986
Warehouse/industrial	-	55,830	-	55,830
Retail/shopping centers/strip malls	-	61,600	-	61,600
Assisted living facilities	-	1,809	-	1,809
Single purpose facilities	-	126,524	-	126,524
Land	-	12,045	-	12,045
Multi-family	-	33,733	-	33,733
One-to-four family construction	-	-	10,015	10,015
Total	$69,397	$399,527	$26,731	$495,655

Comparison of Financial Condition at September 30, 2016 and March 31, 2016

Cash and cash equivalents, including interest-earning accounts, totaled $93.0 million at September 30, 2016 compared to $55.4 million at March 31, 2016. The increase in cash balances was primarily driven by the increase in deposit balances. The Company has deployed a portion of its excess cash balances into investment securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At September 30, 2016, certificates of deposits held for investment totaled $15.3 million compared to $16.8 million at March 31, 2016.

Investment securities totaled $152.3 million and $150.7 million at September 30, 2016 and March 31, 2016, respectively. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). During the six months ended September 30, 2016, the Company purchased $21.5 million of investment securities. For the quarter ended September 30, 2016, the Company determined that one of its investment securities of $1.8 million required an OTTI charge. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $640.9 million at September 30, 2016 compared to $614.9 million at March 31, 2016. The Company has had steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Beginning in 2014, the Company periodically began purchasing pools of used automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments. These automobile loans are originated through a single dealership group located outside the Company's primary market area. These loans are purchased with servicing retained by the seller. At September 30, 2016, the Company's purchased automobile loan portfolio was $29.7 million compared to $37.4 million at March 31, 2016.

Deposit accounts increased $59.1 million to $838.9 million at September 30, 2016 compared to $779.8 million at March 31, 2016. The Company had no wholesale-brokered deposits as of September 30, 2016 or March 31, 2016. Core branch deposits accounted for 96.8% of total deposits at September 30, 2016 compared to 95.8% at March 31, 2016. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $2.7 million to $111.0 million at September 30, 2016 from $108.3 million at March 31, 2016. The increase was mainly attributable to net income of $3.4 million. Additionally, other comprehensive income related to unrealized holding gain on securities available for sale increased $175,000. These increases were partially offset by dividends declared of $898,000 for the six months ended September 30, 2016.

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of September 30, 2016, the Bank was "well capitalized" as defined under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank's actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total Capital:
(To Risk-Weighted Assets)	$109,502	16.05%	$54,576	8.0%	$68,220	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	100,939	14.80	40,932	6.0	54,576	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	100,939	14.80	30,699	4.5	44,343	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	100,939	10.95	36,860	4.0	46,075	5.0
Tangible Capital:
(To Tangible Assets)	100,939	10.95	13,823	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total Capital:
(To Risk-Weighted Assets)	$105,277	16.07%	$52,405	8.0%	$65,507	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	97,046	14.81	39,304	6.0	52,405	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	97,046	14.81	29,478	4.5	42,579	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	97,046	11.18	34,718	4.0	43,397	5.0
Tangible Capital:
(To Tangible Assets)	97,046	11.18	13,019	1.5	N/A	N/A

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

The Company must maintain an adequate level of liquidity to help ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2016, the Company used its sources of funds primarily to fund loan commitments and purchase investment securities. At September 30, 2016, cash and available for sale investments totaled $260.5 million, or 26.5% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At September 30, 2016, the Company had no advances from the FRB and a borrowing capacity of $64.5 million from the FRB. At September 30, 2016, there were no borrowings from the FHLB and the Company had an available credit facility of $227.6 million. At September 30, 2016, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At September 30, 2016 and March 31, 2016, the Bank had no wholesale brokered deposits. The Bank participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $21.4 million, or 2.5% of total deposits, and $27.1 million, or 3.5% of total deposits, at September 30, 2016 and March 31, 2016, respectively. The Bank is enrolled in an internet deposit listing service which it utilizes from time to time. The combination of all the Bank's funding sources gives the Bank available liquidity of $690.4 million, or 70.2% of total assets at September 30, 2016.

At September 30, 2016, the Company had total commitments of $146.3 million, which includes commitments to extend credit of $31.8 million, unused lines of credit and undisbursed balances of $113.1 million and standby letters of credit totaling $1.4 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year totaled $74.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $68.9 million.

As a separate legal entity from the Bank, Riverview Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2016, Riverview Bancorp, Inc. had $1.3 million in cash to meet liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $2.9 million or 0.29% of total assets at September 30, 2016 compared to $3.3 million or 0.36% of total assets at March 31, 2016.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands):

	September 30, 2016		March 31, 2016
	Number of Loans	Balance	Number of Loans	Balance

Commercial real estate	1	$1,272	2	$1,559
Land	1	801	1	801
Consumer	18	287	12	354
Total	20	$2,360	15	$2,714

The Company continues to focus on managing the residential construction and land acquisition and development portfolios. At September 30, 2016, the Company's residential construction and land acquisition and development loan portfolios were $15.6 million and $10.7 million, respectively, as compared to $10.0 million and $12.0 million, respectively at March 31, 2016. The percentage of nonperforming loans in the land acquisition and development portfolios at September 30, 2016 was 7.51%, compared 6.65% at March 31, 2016. There were no nonperforming residential construction loans at September 30, 2016 or March 31, 2016. For the six months ended September 30, 2016, there were no charge-offs or recoveries in the residential construction portfolio. Net recoveries in the land development portfolio totaled $188,000 for the six months ended September 30, 2016.

REO totaled $539,000 at September 30, 2016 compared to $595,000 at March 31, 2016. During the six months ended September 30, 2016, REO sales totaled $26,000 and valuation write-downs were $30,000. There were no transfers to REO for the six months ended September 30, 2016. The $539,000 balance of REO is comprised of a land development property totaling $241,000 located in Oregon and a one-to-four family real estate property totaling $298,000 located in Washington.

The allowance for loan losses was $10.1 million, or 1.55% of total loans, at September 30, 2016 compared to $9.9 million, or 1.58% of total loans, at March 31, 2016. The balance of the allowance for loan losses at September 30, 2016 reflects the continuing trend of lower levels of delinquent, nonperforming and classified loans, elevated levels of net recoveries, as well as stabilizing real estate values in our market areas. The Company recorded no provision for loan losses for the six months ended September 30, 2016.

The coverage ratio of allowance for loan losses to nonperforming loans was 426.40% at September 30, 2016 compared to 364.22% at March 31, 2016. At September 30, 2016, the Company identified $2.1 million or 87.82% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at September 30, 2016 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company's impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Troubled debt restructurings ("TDRs") are loans for which the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At September 30, 2016, the Company had TDRs totaling $13.7 million of which $11.7 million were on accrual status. However, all of the Company's TDRs are paying as agreed except for one TDR commercial real estate loan of $1.3 million that defaulted since the loan was modified. The related amount of interest income recognized on TDRs was $281,000 and $367,000 for the six months ended September 30, 2016 and 2015, respectively.

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

The following table sets forth information regarding the Company's nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2016	March 31, 2016

Loans accounted for on a non-accrual basis:
Other real estate mortgage	$2,073	$2,360
Consumer	254	334
Total	2,327	2,694
Accruing loans which are contractually past due 90 days or more	33	20
Total nonperforming loans	2,360	2,714
REO	539	595
Total nonperforming assets	$2,899	$3,309

Foregone interest on non-accrual loans (1)	$33	$112
Total nonperforming loans to total loans	0.36%	0.43%
Total nonperforming loans to total assets	0.24	0.29
Total nonperforming assets to total assets	0.29	0.36

(1) Six months ended September 30, 2016 and year ended March 31, 2016.

The composition of the Company's nonperforming assets by loan type and geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
September 30, 2016

Commercial real estate	$-	$1,272	$-	$-	$-	$1,272
Land	-	801	-	-	-	801
Consumer	-	-	106	-	181	287
Total nonperforming loans	-	2,073	106	-	181	2,360
REO	241	-	-	298	-	539
Total nonperforming assets	$241	$2,073	$106	$298	$181	$2,899

March 31, 2016

Commercial real estate	$269	$1,290	$-	$-	$-	$1,559
Land	-	801	-	-	-	801
Consumer	112	-	139	-	103	354
Total nonperforming loans	381	2,091	139	-	103	2,714
REO	271	-	26	298	-	595
Total nonperforming assets	$652	$2,091	$165	$298	$103	$3,309

The composition of the land and speculative construction loan portfolios by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
September 30, 2016

Land	$91	$2,603	$7,977	$10,671
Speculative construction	917	54	12,428	13,399
Total land and speculative construction	$1,008	$2,657	$20,405	$24,070

March 31, 2016

Land	$97	$2,766	$9,182	$12,045
Speculative construction	400	-	7,711	8,111
Total land and speculative construction	$497	$2,766	$16,893	$20,156

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands):

	September 30, 2016		March 31, 2016
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	5	$333	5	$363
Commercial real estate	3	470	4	1,225
Multi-family	1	12	1	12
Total	9	$815	10	$1,600

At September 30, 2016 and March 31, 2016, loans delinquent 30 - 89 days were 0.12% and 0.10%, respectively, of total loans. At September 30, 2016, the delinquency rate in the commercial real estate portfolio was 0.05% of commercial real estate loans. At September 30, 2016, there were no 30 - 89 days delinquent loans in the commercial business portfolio. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 59.33% of total loans and commercial business loans represented 9.86% of total loans.

Off-Balance Sheet Arrangements and Other Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations and other commitments. Obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Commitments generally relate to lending operations.

The Company has obligations under long-term operating and capital leases, principally for building space and land. Lease terms generally cover five-year periods, with options to extend, and are not subject to cancellation. During the second quarter of fiscal 2016, the Company modified its lease agreement on its operations center reducing the Company's square footage leased and extending the lease agreement to November 2039.

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

For further information regarding the Company's off-balance sheet arrangements and other contractual obligations, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2016 and 2015

Net Income. Net income for both the three months ended September 30, 2016 and 2015 was $1.7 million, or $0.07 per diluted share. Net income for the six months ended September 30, 2016 and 2015 was $3.4 million, or $0.15 per diluted share, and $3.2 million, or $0.14 per diluted share, respectively. The Company's earnings for the three and six month ended September 30, 2016 compared to the same prior year periods reflect the growth in the Company's loan portfolio which resulted in an improvement in net interest income. There was no provision for loan losses for the six months ended September 30, 2016. Net income for the six months ended September 30, 2015 included a recapture of loan losses of $800,000.

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

Net interest income for the three and six months ended September 30, 2016 was $8.1 million and $15.9 million, respectively, representing a $925,000 and $1.6 million increase, respectively, compared to the three and six months ended September 30, 2015. The net interest margin for the three and six months ended September 30, 2016 was 3.70% and 3.72%, respectively, compared to 3.64% and 3.67% for the three and six months ended September 30, 2015, respectively. This increase in the net interest margin was primarily the result of the increase in the average balance on loans receivable.

The Company achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. At September 30, 2016, 6.88% of our loan portfolio had adjustable (floating) interest rates. At September 30, 2016, $25.8 million, or 57.74% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans' contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At September 30, 2016, $15.5 million or 2.38% of the loans in the Company's loan portfolio were at the floor interest rate of which $8.7 million or 55.90% had yields that would begin floating again once the Wall Street Journal Prime Rate increases at least 150 basis points.

Interest and Dividend Income. Interest income for the three and six months ended September 30, 2016 was $8.5 million and $16.8 million, respectively, compared to $7.6 million and $15.2 million, respectively, for the same periods in the prior year. The increase was due primarily to an increase in interest income on loans receivable as a result of an increase in the average balance on loans.

The average balance of net loans increased $69.3 million and $63.8 million to $645.5 million and $639.3 million for the three and six months ended September 30, 2016, respectively, from $576.2 million and $575.5 million for the same prior year periods, respectively. The average yield on net loans was 4.69% and 4.70% for the three and six months ended September 30, 2016, respectively, compared to 4.69% and 4.74% for the same three and six months in the prior year, respectively.

Interest Expense. Interest expense increased $3,000 and $5,000 to $442,000 and $881,000 for the three and six months ended September 30, 2016, respectively, compared to $439,000 and $876,000 for the three and six months ended September 30, 2015, respectively. Although deposit balances increased, the Company's decision to maintain low interest offerings on its deposit products in addition to the downward shift in the percentage of deposits representing certificates of deposit that yield a higher interest rate compared to savings and demand deposit accounts that yield a lower interest rate has resulted in a decline in the average cost of deposits. The weighted average interest rate on interest-bearing deposits decreased to 0.18% for both the three and six months ended September 30, 2016 from 0.21% for the same periods in the prior year.

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

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$532,058	$6,394	4.77%	$449,779	$5,378	4.76%
Non-mortgage loans	113,421	1,237	4.33	126,439	1,411	4.44
Total net loans (1)	645,479	7,631	4.69	576,218	6,789	4.69

Investment securities (2)	155,594	769	1.96	137,239	702	2.03
Daily interest-bearing assets	44	-	-	21	-	-
Other earning assets	66,680	130	0.77	69,893	111	0.63
Total interest-earning assets	867,797	8,530	3.90	783,371	7,602	3.86

Non-interest-earning assets:
Premises and equipment, net	14,338			15,056
Other non-interest-earning assets	71,382			77,404
Total assets	$953,517			$875,831

Interest-bearing liabilities:
Regular savings accounts	$101,876	26	0.10	$81,195	20	0.10
Interest checking accounts	146,927	23	0.06	125,676	25	0.08
Money market deposit accounts	243,241	74	0.12	230,709	68	0.12
Certificates of deposit	115,231	156	0.54	132,136	187	0.56
Total interest-bearing deposits	607,275	279	0.18	569,716	300	0.21

Other interest-bearing liabilities	25,170	163	2.57	24,951	139	2.22
Total interest-bearing liabilities	632,445	442	0.28	594,667	439	0.29

Non-interest-bearing liabilities:
Non-interest-bearing deposits	202,109			168,135
Other liabilities	7,447			6,258
Total liabilities	842,001			769,060
Shareholders' equity	111,516			106,771
Total liabilities and shareholders' equity	$953,517			$875,831
Net interest income		$8,088			$7,163
Interest rate spread			3.62%			3.57%
Net interest margin			3.70%			3.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.21%			131.73%

(1) Includes non-accrual loans.
(2)(2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

	Six Months Ended September 30,
	2016			2015
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$521,215	$12,520	4.79%	$445,760	$10,742	4.82%
Non-mortgage loans	118,043	2,551	4.31	129,708	2,907	4.48
Total net loans (1)	639,258	15,071	4.70	575,468	13,649	4.74

Investment securities (2)	155,757	1,489	1.91	126,069	1,284	2.04
Daily interest-bearing assets	377	-	-	1,088	-	-
Other earning assets	58,299	232	0.79	76,861	230	0.60
Total interest-earning assets	853,691	16,792	3.92	779,486	15,163	3.89

Non-interest-earning assets:
Premises and equipment, net	14,425			15,192
Other non-interest-earning assets	71,271			73,533
Total assets	$939,387			$868,211

Interest-bearing liabilities:
Regular savings accounts	$99,776	50	0.10	$79,644	40	0.10
Interest checking accounts	145,379	49	0.07	123,008	48	0.08
Money market deposit accounts	242,215	144	0.12	229,927	134	0.12
Certificates of deposit	116,521	317	0.54	134,241	381	0.57
Total interest-bearing deposits	603,891	560	0.18	566,820	603	0.21

Other interest-bearing liabilities	25,162	321	2.54	24,950	273	2.19
Total interest-bearing liabilities	629,053	881	0.28	591,770	876	0.30

Non-interest-bearing liabilities:
Non-interest-bearing deposits	192,287			163,693
Other liabilities	7,380			6,552
Total liabilities	828,720			762,015
Shareholders' equity	110,667			106,196
Total liabilities and shareholders' equity	$939,387			$868,211
Net interest income		$15,911			$14,287
Interest rate spread			3.64%			3.59%
Net interest margin			3.72%			3.67%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.71%			131.72%

(1) Includes non-accrual loans.
      (2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended September 30, 2016 compared to the periods ended September 30, 2015. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended September 30,			Six Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$1,005	$11	$1,016	$1,844	$(66)	$1,778
Non-mortgage loans	(140)	(34)	(174)	(250)	(106)	(356)
Investment securities (1)	92	(25)	67	291	(86)	205
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	(5)	24	19	(63)	65	2
Total interest income	952	(24)	928	1,822	(193)	1,629

Interest Expense:
Regular savings accounts	6	-	6	10	-	10
Interest checking accounts	4	(6)	(2)	8	(7)	1
Money market accounts	6	-	6	10	-	10
Certificates of deposit	(24)	(7)	(31)	(46)	(18)	(64)
Other interest-bearing liabilities	1	23	24	2	46	48
Total interest expense	(7)	10	3	(16)	21	5
Net interest income	$959	$(34)	$925	$1,838	$(214)	$1,624

(1) Interest is presented on a fully tax-equivalent basis using a tax rate of 34%.

Provision for Loan Losses. There was no provision for loan losses for the three and six months ended September 30, 2016. The recapture of loan losses for the three and six months ended September 30, 2015 was $300,000 and $800,000, respectively. The lack of a provision for loan losses for the three and six months ended September 30, 2016 and the recapture of loan losses for the three and six months ended September 30, 2015 continue to be driven by the elevated level of net recoveries and the decline in the level of delinquent, nonperforming and classified loans, as well as the stabilization of real estate values in our market areas.

Net recoveries for the three and six months ended September 30, 2016 were $103,000 and $178,000, respectively. This compares to net recoveries for the three months and six months ended September 30, 2015 totaling $76,000 and $151,000, respectively. The net recoveries occurred primarily as a result of the decrease in charge-offs as nonperforming loans continue to decline and the improvement and stabilization of real estate values in our market areas as well as an increase in recoveries on previously charged off loans. Nonperforming loans were $2.4 million at September 30, 2016 compared to $3.8 million at September 30, 2015. The ratio of allowance for loan losses to nonperforming loans was 426.40% at September 30, 2016 compared to 268.18% at September 30, 2015. See "Asset Quality" above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of September 30, 2016, the Company had identified $13.7 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $12.6 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At September 30, 2016, charge-offs on these impaired loans totaled $333,000 from their original loan balance. The remaining $1.1 million have specific valuation allowances totaling $102,000.

Non-Interest Income. Non-interest income increased $365,000 and $330,000 for the three and six months ended September 30, 2016 compared to the three and six months ended September 30, 2015, respectively. The increase for the three and six months ended September 30, 2016 compared to the same periods in 2015 was due to an increase in fees and services charges of $56,000 and $83,000, respectively. Non-interest income also included a BOLI death benefit on a former employee of $407,000. These increases were offset by a decrease in asset management fees of $74,000 and $76,000 for the three and six months ended September 30, 2016, respectively compared to the same prior year periods. Other non-interest income decreased during the three months ended September 30, 2016 primarily due to a $132,000 OTTI charge related to a collateralized debt obligation security.

Non-Interest Expense. Non-interest expense increased $1.1 million and $1.2 million to $8.4 million and $16.2 million for three and six months ended September 30, 2016, respectively, compared to $7.3 million and $15.0 million for three and six months ended September 30, 2015. The increase for the three and six months ended September 30, 2016 was due to increases of $295,000 and $521,000, respectively in salaries and employee benefits, $235,000 and $260,000, respectively in professional fees mainly due to the purchase and assumption agreement with MBank, and $475,000 and $575,000, respectively, in litigation settlement expenses related to the anticipated settlement of on-going litigation. For the three and six months ended September 30, 2016, the above increases were offset by a decrease of $48,000 and $52,000, respectively, in FDIC insurance premiums and a decrease of $132,000 and $396,000, respectively in real estate owned expenses compared to the same prior year periods.

Income Taxes. The provision for income taxes was $592,000 and $1.4 million for the three and six months ended September 30, 2016 compared to $743,000 and $1.6 million for the three and six months ended September 30, 2015. The effective tax rate was 26.1% and 29.6% for the three and six months ended September 30, 2016 compared to 31.0% and 32.7% for the three and six months ended September 30, 2015. The effective tax rate is lower for the three and six months ended September 30, 2016 compared to the same prior year periods due to a non-taxable BOLI death benefit of $407,000 recognized during the three months ended September 30, 2016. As of September 30, 2016, management deemed that a deferred tax asset valuation allowance related to the Company's deferred tax asset was not necessary. At September 30, 2016, the Company had a deferred tax asset of $7.8 million compared to $9.2 million at March 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2016 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of September 30, 2016 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect on September 30, 2016 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended September 30, 2016, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company's financial position, results of operations, or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Form 10-K for the year ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                                None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits:

2.1
Purchase and Assumption Agreement among Riverview Community Bank, a federal savings bank, and Riverview Bancorp, Inc. a Washington corporation, and MBank, an Oregon state-chartered commercial bank, and Merchants Bancorp, an Oregon corporation (1)

3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
4	Form of Certificate of Common Stock of the Registrant (2)
10.1	Form of Employment Agreement between the Company and each of Patrick Sheaffer, Ronald A. Wysaske, and Kevin J. Lycklama (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and each of Patrick Sheaffer, Ronald A. Wysaske, and Kevin J. Lycklama (4)
10.3	Form of Employment Agreement between the Bank and John A. Karas (5)
10.4	Employee Severance Compensation Plan (6)
10.5	Employee Stock Ownership Plan (7)
10.6	1998 Stock Option Plan (8)
10.7	2003 Stock Option Plan (9)
10.8	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (10)
10.9	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (10)
10.10	Deferred Compensation Plan (11)
10.11
Standstill Agreement, dated August 26, 2015, by and among, Riverview Bancorp, Inc. and Ancora Advisors, LLC, Merlin Partners LP, Ancora Catalyst Fund, Frederick DiSanto, Brian Hopkins, Patrick Sweeney and James M. Chadwick (12)

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
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 29, 2016 and incorporated herein by reference
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 3, 2016 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant's Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.
By: /S/ Patrick Sheaffer	By: /S/ Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer)	(Principal Financial Officer)

Date: November 8, 2016	Date: November 8, 2016

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements