Form 10-Q
period 2016-12-31
RIVERVIEW BANCORP INC
filed 2017-02-08
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,510,890 shares outstanding as of February 8, 2017.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information Page	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016	2

	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2016 and 2015	3

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2016 and 2015	4

	Consolidated Statements of Equity for the Nine Months Ended December 31, 2016 and 2015	5

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2016 and 2015	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37

Part II.	Other Information	38 - 39

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		40
Certifications
	Exhibit 31.1 Exhibit 31.2 Exhibit 32

Forward-Looking Statements

As used in this Form 10-Q, the terms "we," "our," "us," "Riverview" and "Company" refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook," or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: expected cost savings, synergies and other financial benefits from our pending purchase of certain assets and assumption of certain liabilities of MBank and Merchants Bancorp pursuant to the Purchase and Assumption Agreement (the "Agreement") with Merchants Bancorp and its wholly-owned subsidiary MBank (the "transaction") might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters might be greater than expected; the requisite approval of Merchants Bancorp's shareholders and regulatory approvals for the transaction might not be obtained; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company's allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company's market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company's net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company's market areas; secondary market conditions for loans and the Company's ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank's regulatory capital position or affect the Company's ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company's business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company's ability to attract and retain deposits; increases in premiums for deposit insurance; the Company's ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company's assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company's consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company's workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company's ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company's ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company's ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services; and the other risks described from time to time in our filings with the Securities and Exchange Commission.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND MARCH 31, 2016
(In thousands, except share and per share data) (Unaudited)	December 31, 2016	March 31, 2016
ASSETS
Cash and cash equivalents (including interest-earning accounts of $14,302 and $40,317)	$28,262	$55,400
Certificates of deposit held for investment	11,291	16,769
Loans held for sale	1,679	503
Investment securities:
Available for sale, at estimated fair value	207,271	150,690
Held to maturity, at amortized cost (estimated fair value of $68 and $76)	67	75
Loans receivable (net of allowance for loan losses of $10,289 and $9,885)	654,053	614,934
Real estate owned	298	595
Prepaid expenses and other assets	4,832	3,405
Accrued interest receivable	2,846	2,384
Federal Home Loan Bank stock, at cost	1,060	1,060
Premises and equipment, net	13,953	14,595
Deferred income taxes, net	8,665	9,189
Mortgage servicing rights, net	390	380
Goodwill	25,572	25,572
Bank owned life insurance	25,430	25,678
TOTAL ASSETS	$985,669	$921,229
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$840,391	$779,803
Accrued expenses and other liabilities	10,450	7,388
Advanced payments by borrowers for taxes and insurance	288	609
Junior subordinated debentures	22,681	22,681
Capital lease obligation	2,459	2,475
Total liabilities	876,269	812,956
COMMITMENTS AND CONTINGENCIES (See Note 12)
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
December 31, 2016 – 22,510,890 issued and outstanding	225	225
March 31, 2016 – 22,507,890 issued and outstanding
Additional paid-in capital	64,448	64,418
Retained earnings	46,750	42,728
Unearned shares issued to employee stock ownership plan ("ESOP")	(103)	(181)
Accumulated other comprehensive income (loss)	(1,920)	1,083
Total shareholders' equity	109,400	108,273
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$985,669	$921,229

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$7,883	$7,109	$22,954	$20,758
Interest on investment securities – taxable	946	702	2,435	1,986
Interest on investment securities – nontaxable	11	-	11	-
Other interest and dividends	112	110	344	340
Total interest and dividend income	8,952	7,921	25,744	23,084

INTEREST EXPENSE:
Interest on deposits	277	290	837	893
Interest on borrowings	173	144	494	417
Total interest expense	450	434	1,331	1,310
Net interest income	8,502	7,487	24,413	21,774
Recapture of loan losses	-	-	-	(800)
Net interest income after recapture of loan losses	8,502	7,487	24,413	22,574

NON-INTEREST INCOME:
Fees and service charges	1,304	1,312	3,815	3,740
Asset management fees	709	830	2,258	2,455
Net gains on sales of loans held for sale	191	125	493	425
Bank owned life insurance ("BOLI")	185	193	566	580
BOLI death benefit in excess of cash surrender value	-	-	407	-
Other, net	(56)	(43)	(111)	(18)
Total non-interest income, net	2,333	2,417	7,428	7,182

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,850	4,452	14,021	13,102
Occupancy and depreciation	1,158	1,200	3,520	3,523
Data processing	562	424	1,533	1,345
Advertising and marketing	163	149	608	533
FDIC insurance premium	77	127	273	375
State and local taxes	170	102	455	362
Telecommunications	75	71	224	218
Professional fees	355	222	1,066	673
Litigation settlement	-	-	500	100
Real estate owned	2	65	52	511
Other	439	537	1,811	1,636
Total non-interest expense	7,851	7,349	24,063	22,378

INCOME BEFORE INCOME TAXES	2,984	2,555	7,778	7,378
PROVISION FOR INCOME TAXES	991	849	2,408	2,425
NET INCOME	$1,993	$1,706	$5,370	$4,953

Earnings per common share:
Basic	$0.09	$0.08	$0.24	$0.22
Diluted	0.09	0.08	0.24	0.22
Weighted average number of common shares outstanding:
Basic	22,490,433	22,455,543	22,477,473	22,446,463
Diluted	22,563,712	22,506,341	22,537,663	22,491,546

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2016 AND 2015

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands) (Unaudited)	2016	2015	2016	2015
Net income	$1,993	$1,706	$5,370	$4,953

Other comprehensive income (loss)
Net unrealized holding loss from available for sale investment securities arising
during the period, net of tax of $1,787, $436, $1,738 and $511, respectively	(3,249)	(792)	(3,158)	(978)

Reclassification adjustment for other than temporary impairment of available for sale
investment security included in income, net of tax of ($38), $0, ($85) and $0, respectively	70	-	155	-

Noncontrolling interest	-	13	-	47
Total comprehensive income (loss)	$(1,186)	$927	$2,367	$4,022

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to	Accumulated Other Comprehensive	Noncontrolling
(In thousands, except share data) (Unaudited)	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Interest	Total

Balance April 1, 2015	22,489,890	$225	$65,268	$37,830	$(284)	$762	$536	$104,337

Net income	-	-	-	4,953	-	-	-	4,953
Purchase of subsidiary shares from noncontrolling interest	-	-	(919)	-	-	-	(583)	(1,502)
Cash dividend ($0.045 per share)	-	-	-	(1,010)	-	-	-	(1,010)
Exercise of stock options	18,000	-	62	-	-	-	-	62
Earned ESOP shares	-	-	6	-	78	-	-	84
Other comprehensive loss	-	-	-	-	-	(978)	-	(978)
Noncontrolling interest	-	-	-	-	-	-	47	47

Balance December 31, 2015	22,507,890	$225	$64,417	$41,773	$(206)	$(216)	$-	$105,993

Balance April 1, 2016	22,507,890	$225	$64,418	$42,728	$(181)	$1,083	$-	$108,273

Net income	-	-	-	5,370	-	-	-	5,370
Cash dividend ($0.06 per share)	-	-	-	(1,348)	-	-	-	(1,348)
Exercise of stock options	3,000	-	11	-	-	-	-	11
Earned ESOP shares	-	-	19	-	78	-	-	97
Other comprehensive loss	-	-	-	-	-	(3,003)	-	(3,003)

Balance December 31, 2016	22,510,890	$225	$64,448	$46,750	$(103)	$(1,920)	$-	$109,400

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015	Nine Months Ended December 31,
(In thousands) (Unaudited)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,370	$4,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,624	2,395
Recapture of loan losses	-	(800)
Provision for deferred income taxes	2,177	2,265
Expense related to ESOP	97	84
Increase in deferred loan origination fees, net of amortization	441	400
Origination of loans held for sale	(16,713)	(12,536)
Proceeds from sales of loans held for sale	15,854	13,198
Writedown of real estate owned	30	323
Loss on impairment of investment security	240	-
Net gains on loans held for sale, sales and transfer of real estate owned, sales of investment securities and sales of premises and equipment	(487)	(265)
Income from BOLI	(566)	(580)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	505	(30)
Accrued interest receivable	(462)	(290)
Accrued expenses and other liabilities	3,182	(909)
Net cash provided by operating activities	12,292	8,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(40,055)	(15,948)
Purchases of loans receivable	-	(15,618)
Principal repayments on investment securities available for sale	22,681	16,599
Purchases of investment securities available for sale	(92,417)	(60,679)
Proceeds from calls, maturities, and sales of investment securities available for sale	5,500	-
Principal repayments on investment securities held to maturity	8	9
Redemption of certificates of deposit held for investment, net	5,478	8,208
Proceeds from redemption of Federal Home Loan Bank stock	-	4,936
Proceeds from death benefit on BOLI	407	-
Purchases of premises and equipment and capitalized software	(209)	(281)
Proceeds from sales of real estate owned and premises and equipment	263	744
Net cash used in investing activities	(98,344)	(62,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	60,588	26,715
Purchase of subsidiary shares from noncontrolling interest	-	(1,502)
Dividends paid	(1,348)	(868)
Proceeds from borrowings	2,000	3,100
Repayment of borrowings	(2,000)	(3,100)
Principal payments on capital lease obligation	(16)	(38)
Net decrease in advance payments by borrowers	(321)	(239)
Proceeds from exercise of stock options	11	62
Net cash provided by financing activities	58,914	24,130

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,138)	(29,692)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,400	58,659
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,262	$28,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,194	$1,180
Income taxes	230	199

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$450	$393
Adjustment to capital lease obligation and premises and equipment	-	241
Unrealized holding loss from investment securities available for sale	(4,656)	(1,489)
Income tax effect related to unrealized holding loss from investment securities available for sale	1,653	511
Transfer of investment security to other assets	1,679	-

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2016 ("2016 Form 10-K"). The unaudited consolidated results of operations for the nine months ended December 31, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2017.

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

Certain prior period amounts have been reclassified to conform to the December 31, 2016 presentation; such reclassifications had no effect on net income or total equity previously reported.

On September 29, 2016, Riverview Bancorp, Inc. and Riverview Community Bank entered into a Purchase and Assumption Agreement ("Agreement") with Merchants Bancorp and its wholly owned subsidiary, MBank, of Gresham, Oregon under which Riverview Community Bank will purchase certain assets and assume certain liabilities of MBank in a cash transaction. As part of the transaction and as provided by the Agreement, Riverview Bancorp, Inc. will assume the obligations of Merchant Bancorp's trust preferred securities. The transaction is subject to regulatory approval and the satisfaction of customary closing conditions. The transaction is expected to be completed in the quarter ending March 31, 2017. For additional information about the Agreement, see the Riverview Bancorp, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

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

The following table presents information related to stock options outstanding for the periods shown:

	Nine Months Ended December 31, 2016		Nine Months Ended December 31, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	223,654	$4.73	424,654	$8.00
Options exercised	(3,000)	3.84	(18,000)	3.49
Forfeited	-	-	(25,000)	9.52
Expired	-	-	(8,000)	11.79
Balance, end of period	220,654	$4.74	373,654	$8.04

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	December 31,
	2016	2015
Stock options fully vested and expected to vest:
Number	220,654	373,654
Weighted average exercise price	$4.74	$8.04
Aggregate intrinsic value (1)	$630,000	$228,000
Weighted average contractual term of options (years)	3.60	2.83
Stock options fully vested and currently exercisable:
Number	220,654	373,654
Weighted average exercise price	$4.74	$8.04
Aggregate intrinsic value (1)	$630,000	$228,000
Weighted average contractual term of options (years)	3.60	2.83

      (1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option    holders exercised. This amount changes based on changes in the market value of the Company's stock.

There was no stock-based compensation expense related to stock options for the nine months ended December 31, 2016 and 2015. As of December 31, 2016, all outstanding stock options were fully vested, and there was no remaining unrecognized compensation expense. The total intrinsic value of stock options exercised was $5,000 and $16,000 for the nine months ended December 31, 2016 and 2015, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. There were no stock options granted during the nine months ended December 31, 2016 and 2015.

4.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of December 31, 2016 and 2015, there were 24,633 and 49,266 shares, respectively, which had not been allocated under the Company's ESOP. For both the three and nine months ended December 31, 2016, stock options for 59,000 shares of common stock were excluded in computing diluted EPS because they were antidilutive. For the three and nine months ended December 31, 2015, stock options for 215,000 and 221,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Basic EPS computation:
Numerator-net income	$1,993,000	$1,706,000	$5,370,000	$4,953,000
Denominator-weighted average common shares outstanding	22,490,433	22,455,543	22,477,473	22,446,463
Basic EPS	$0.09	$0.08	$0.24	$0.22
Diluted EPS computation:
Numerator-net income	$1,993,000	$1,706,000	$5,370,000	$4,953,000
Denominator-weighted average common shares outstanding	22,490,433	22,455,543	22,477,473	22,446,463
Effect of dilutive stock options	73,279	50,798	60,190	45,083
Weighted average common shares and common stock equivalents	22,563,712	22,506,341	22,537,663	22,491,546
Diluted EPS	$0.09	$0.08	$0.24	$0.22

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Available for sale:
Municipal securities	$2,951	$-	$(141)	$2,810
Agency securities	16,992	17	(212)	16,797
Real estate mortgage investment conduits (1)	45,505	64	(420)	45,149
Residential mortgage-backed securities (1)	102,193	82	(1,312)	100,963
Other mortgage-backed securities (2)	42,607	18	(1,073)	41,552
Total available for sale	$210,248	$181	$(3,158)	$207,271

Held to maturity:
Mortgage-backed securities (3)	$67	$1	$-	$68

March 31, 2016
Available for sale:
Trust preferred	$1,919	$-	$(111)	$1,808
Agency securities	19,520	63	(14)	19,569
Real estate mortgage investment conduits (1)	43,293	632	(1)	43,924
Residential mortgage-backed securities (1)	75,404	980	(31)	76,353
Other mortgage-backed securities (2)	8,875	185	(24)	9,036
Total available for sale	$149,011	$1,860	$(181)	$150,690

Held to maturity:
Residential mortgage-backed securities (3)	$75	$1	$-	$76

(1) Comprised of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FNMA and FHLMC issued securities.

The contractual maturities of investment securities as of December 31, 2016 are as follows (in thousands):
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$16,486	$16,433	$-	$-
Due after five years through ten years	34,178	33,578	60	61
Due after ten years	159,584	157,260	7	7
Total	$210,248	$207,271	$67	$68

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2016

Available for sale:
Municipal securities	$2,810	$(141)	$-	$-	$2,810	$(141)
Agency securities	15,774	(212)	-	-	15,774	(212)
Real estate mortgage investment conduits (1)	33,074	(420)	-	-	33,074	(420)
Residential mortgage-backed securities (1)	82,188	(1,297)	651	(15)	82,839	(1,312)
Other mortgage-backed securities (2)	36,760	(1,029)	2,873	(44)	39,633	(1,073)
Total available for sale	$170,606	$(3,099)	$3,524	$(59)	$174,130	$(3,158)

(1) Comprised of FHLMC, FNMA and GNMA issued securities.
(2) Comprised of SBA and CRE issued securities.

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2016

Available for sale:
Trust preferred	$-	$-	$1,808	$(111)	$1,808	$(111)
Agency securities	5,508	(6)	4,991	(8)	10,499	(14)
Real estate mortgage investment conduits (1)	1,636	(1)	-	-	1,636	(1)
Residential mortgage-backed securities (2)	831	(10)	3,051	(21)	3,882	(31)
Other mortgage-backed securities (3)	1,891	(6)	1,229	(18)	3,120	(24)
Total available for sale	$9,866	$(23)	$11,079	$(158)	$20,945	$(181)

(1) Comprised of a FHLMC security.
(2) Comprised of FHLMC and FNMA issued securities.
(3) Comprised of SBA issued securities.

For the three and nine months ended December 31, 2016, the Company recognized other than temporary impairment ("OTTI") charges of $108,000 and $240,000, respectively, on a collateralized debt obligation secured by a pool of trust preferred securities issued by other bank holding companies. In September 2016, the Company was notified that this collateralized debt obligation will be liquidated in accordance with provisions contained within the collateralized debt obligation indenture agreement. Management concluded that the collateralized debt obligation was other than temporarily impaired based upon the liquidation notice and has recorded the OTTI charges through other non-interest income. As of December 31, 2016, the collateralized debt obligation was reclassified from investment securities available for sale to other assets on the consolidated balance sheets. As of December 31, 2016, the collateralized debt obligation had been liquidated and proceeds from the liquidation were distributed on January 25, 2017.

The unrealized losses on the Company's investment securities at December 31, 2016 were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. Based on management's evaluation and intent, the unrealized losses related to the investment securities in the above tables are considered temporary.

The Company had no sales and realized no gains or losses on sales of investment securities available for sale for the three and nine months ended December 31, 2016 and 2015. Investment securities available for sale with an amortized cost of $11.6 million and $10.2 million and a fair value of $11.5 million and $10.3 million at December 31, 2016 and March 31, 2016, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $20,000 and $23,000 and a fair value of $21,000 and $24,000 at December 31, 2016 and March 31, 2016, respectively, were pledged as collateral for government public funds held by the Bank.

6.	LOANS RECEIVABLE

Loans receivable as of December 31, 2016 and March 31, 2016 are reported net of deferred loan fees totaling $3.1 million and $2.7 million, respectively. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31, 2016	March 31, 2016
Commercial and construction
Commercial business	$64,401	$69,397
Commercial real estate	397,345	353,749
Land	12,276	12,045
Multi-family	23,161	33,733
Real estate construction	52,707	26,731
Total commercial and construction	549,890	495,655

Consumer
Real estate one-to-four family	85,956	88,780
Other installment (1)	28,496	40,384
Total consumer	114,452	129,164

Total loans	664,342	624,819

Less: Allowance for loan losses	10,289	9,885
Loans receivable, net	$654,053	$614,934

(1) Consists primarily of purchased automobile loans totaling $26.4 million and $37.4 million at December 31, 2016 and March 31, 2016, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2016, loans carried at $444.5 million were pledged as collateral to the Federal Home Loan Bank of Des Moines ("FHLB") and Federal Reserve Bank of San Francisco ("FRB") pursuant to borrowing agreements.

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). As of December 31, 2016 and March 31, 2016, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended December 31, 2016	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$909	$4,689	$154	$613	$727	$2,290	$681	$10,063
Provision for (recapture of) loan losses	131	162	(113)	(284)	94	(13)	23	-
Charge-offs	(1)	-	-	-	-	(131)	-	(132)
Recoveries	205	-	132	-	-	21	-	358
Ending balance	$1,244	$4,851	$173	$329	$821	$2,167	$704	$10,289

Nine months ended December 31, 2016

Beginning balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885
Provision for (recapture of) loan losses	(19)	576	(472)	(383)	405	(103)	(4)	-
Charge-offs	(1)	-	-	-	-	(246)	-	(247)
Recoveries	216	2	320	-	-	113	-	651
Ending balance	$1,244	$4,851	$173	$329	$821	$2,167	$704	$10,289

Three months ended December 31, 2015

Beginning balance	$1,360	$4,293	$490	$494	$286	$2,329	$861	$10,113
Provision for (recapture of) loan losses	160	(141)	(134)	9	84	175	(153)	-
Charge-offs	-	-	-	-	-	(87)	-	(87)
Recoveries	6	-	107	-	-	34	-	147
Ending balance	$1,526	$4,152	$463	$503	$370	$2,451	$708	$10,173

Nine months ended December 31, 2015

Beginning balance	$1,263	$4,268	$539	$348	$769	$2,548	$1,027	$10,762
Provision for (recapture of) loan losses	239	(116)	(306)	155	(405)	(48)	(319)	(800)
Charge-offs	-	-	-	-	-	(161)	-	(161)
Recoveries	24	-	230	-	6	112	-	372
Ending balance	$1,526	$4,152	$463	$503	$370	$2,451	$708	$10,173

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology at the dates indicated (in thousands):
	Allowance for loan losses			Recorded investment in loans
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,244	$1,244	$296	$64,105	$64,401
Commercial real estate	-	4,851	4,851	7,784	389,561	397,345
Land	-	173	173	801	11,475	12,276
Multi-family	-	329	329	1,698	21,463	23,161
Real estate construction	-	821	821	-	52,707	52,707
Consumer	102	2,065	2,167	1,487	112,965	114,452
Unallocated	-	704	704	-	-	-
Total	$102	$10,187	$10,289	$12,066	$652,276	$664,342

March 31, 2016

Commercial business	$-	$1,048	$1,048	$192	$69,205	$69,397
Commercial real estate	-	4,273	4,273	9,802	343,947	353,749
Land	-	325	325	801	11,244	12,045
Multi-family	-	712	712	1,731	32,002	33,733
Real estate construction	-	416	416	-	26,731	26,731
Consumer	110	2,293	2,403	1,678	127,486	129,164
Unallocated	-	708	708	-	-	-
Total	$110	$9,775	$9,885	$14,204	$610,615	$624,819

Non-accrual loans:  Loans are reviewed regularly and it is the Company's general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $56,000 and $92,000 during the nine months ended December 31, 2016 and 2015, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

December 31, 2016	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$-	$-	$189	$189	$64,212	$64,401
Commercial real estate	252	-	1,478	1,730	395,615	397,345
Land	-	-	801	801	11,475	12,276
Multi-family	-	-	-	-	23,161	23,161
Real estate construction	-	-	-	-	52,707	52,707
Consumer	649	10	309	968	113,484	114,452
Total	$901	$10	$2,777	$3,688	$660,654	$664,342

March 31, 2016

Commercial business	$-	$-	$-	$-	$69,397	$69,397
Commercial real estate	-	-	1,559	1,559	352,190	353,749
Land	-	-	801	801	11,244	12,045
Multi-family	-	-	-	-	33,733	33,733
Real estate construction	-	-	-	-	26,731	26,731
Consumer	611	20	334	965	128,199	129,164
Total	$611	$20	$2,694	$3,325	$621,494	$624,819

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):
December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$61,558	$1,573	$1,270	$-	$-	$64,401
Commercial real estate	389,486	6,207	1,652	-	-	397,345
Land	11,475	-	801	-	-	12,276
Multi-family	23,149	-	12	-	-	23,161
Real estate construction	52,707	-	-	-	-	52,707
Consumer	114,143	-	309	-	-	114,452
Total	$652,518	$7,780	$4,044	$-	$-	$664,342

March 31, 2016

Commercial business	$68,221	$813	$363	$-	$-	$69,397
Commercial real estate	343,306	7,659	2,784	-	-	353,749
Land	9,760	1,484	801	-	-	12,045
Multi-family	33,721	-	12	-	-	33,733
Real estate construction	26,731	-	-	-	-	26,731
Consumer	128,830	-	334	-	-	129,164
Total	$610,569	$9,956	$4,294	$-	$-	$624,819

Impaired loans and troubled debt restructurings ("TDRs"): A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard or worse, on non-accrual status or represents a TDR. The majority of the Company's impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan's original effective interest rate. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan, the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded, the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and has not had an appraisal of the collateral performed in the last six months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation of the collateral on an annual basis. The collateral valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

December 31, 2016	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$296	$-	$296	$299	$-
Commercial real estate	7,784	-	7,784	8,869	-
Land	801	-	801	807	-
Multi-family	1,698	-	1,698	1,827	-
Consumer	309	1,178	1,487	1,623	102
Total	$10,888	$1,178	$12,066	$13,425	$102
March 31, 2016

Commercial business	$192	$-	$192	$192	$-
Commercial real estate	9,802	-	9,802	10,758	-
Land	801	-	801	807	-
Multi-family	1,731	-	1,731	1,871	-
Consumer	477	1,201	1,678	1,845	110
Total	$13,003	$1,201	$14,204	$15,473	$110

	Three Months ended December 31, 2016		Three Months ended December 31, 2015
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$298	$2	$405	$2
Commercial real estate	8,607	72	12,617	98
Land	801	-	801	-
Multi-family	1,704	23	1,821	24
Consumer	1,492	16	1,778	18
Total	$12,902	$113	$17,422	$142

	Nine Months ended December 31, 2016		Nine Months ended December 31, 2015
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$244	$10	$630	$15
Commercial real estate	9,128	267	13,962	364
Land	801	-	801	-
Multi-family	1,715	70	1,869	76
Consumer	1,543	47	2,014	54
Total	$13,431	$394	$19,276	$509

The cash basis interest income on impaired loans was not materially different than the interest recognized on impaired loans as shown in the above tables.

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	December 31, 2016			March 31, 2016
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$107	$189	$296	$192	$-	$192
Commercial real estate	6,306	1,478	7,784	8,244	1,289	9,533
Land	-	801	801	-	801	801
Multi-family	1,698	-	1,698	1,731	-	1,731
Consumer	1,487	-	1,487	1,678	-	1,678
Total	$9,598	$2,468	$12,066	$11,845	$2,090	$13,935

At December 31, 2016, the Company had no commitments to lend additional funds on these loans. At December 31, 2016, all of the Company's TDRs were paying as agreed except for one $189,000 commercial business TDR loan and two commercial real estate TDR loans totaling $1.5 million that defaulted after the loans were modified.

There were no new TDRs for the three months ended December 31, 2016. There was one new TDR for the nine months ended December 31, 2016. This new TDR was a commercial loan with a pre-modification outstanding recorded investment balance of $116,000 and a post-modification outstanding recorded investment balance of $107,000. There were no new TDRs for the three months and nine months ended December 31, 2015. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended December 31, 2016.

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

The Company performed an impairment assessment as of October 31, 2016 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying value. If the reporting unit's fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill. GAAP with respect to goodwill requires that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company's consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company's individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company's goodwill will not be written down in future periods.

9.	JUNIOR SUBORDINATED DEBENTURES

At December 31, 2016, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company's common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption "junior subordinated debentures." The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $681,000 at both December 31, 2016 and March 31, 2016, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and amounts outstanding of the Debentures at December 31, 2016 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	2.32%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	2.31%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%
(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

10.	FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):
		Estimated fair value measurements using
December 31, 2016	Total estimated fair value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$2,810	$-	$2,810	$-
Agency securities	16,797	-	16,797	-
Real estate mortgage investment conduits	45,149	-	45,149	-
Residential mortgage-backed securities	100,963	-	100,963	-
Other mortgage-backed securities	41,552	-	41,552	-
Total assets measured at fair value on a recurring basis	$207,271	$-	$207,271	$-

March 31, 2016

Investment securities available for sale:
Trust preferred	$1,808	$-	$-	$1,808
Agency securities	19,569	-	19,569	-
Real estate mortgage investment conduits	43,924	-	43,924	-
Residential mortgage-backed securities	76,353	-	76,353	-
Other mortgage-backed securities	9,036	-	9,036	-
Total assets measured at fair value on a recurring basis	$150,690	$-	$148,882	$1,808

There were no transfers of assets into or out of Level 1, 2 or 3 for the nine months ended December 31, 2016 and 2015.

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	For the Nine Months Ended
	December 31, 2016	December 31, 2015
	Available for sale securities	Available for sale securities

Beginning balance	$1,808	$1,812
Transfers into Level 3	-	-
Included in earnings (1)	(240)	-
Included in other comprehensive income	111	(25)
Disposition	(1,679)	-
Ending balance	$-	$1,787

(1) Included in other non-interest income

The following methods were used to estimate the fair value of financial instruments above:

Investment securities – Investment securities are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third-party pricing service to assist the Company in determining the fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. The Company's Level 3 assets consisted of a collateralized debt obligation secured by a pool of trust preferred securities issued by other bank holding companies.

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

The Company had determined that the market for its collateralized debt obligation secured by a pool of trust preferred securities was inactive. This determination was made by the Company after considering the last known trade dates for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the bid-ask spread in the brokered markets in which these securities trade, the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the collateralized debt obligation was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available and unobservable data, and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique, in order to measure the fair value of the security. Significant unobservable inputs were used that reflected the Company's estimate of assumptions that a market participant would use to price the security. Significant unobservable inputs included the discount rate, the default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer's financial condition and historical repayment information, as well as the Company's future expectations of the capital markets.

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
December 31, 2016	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$1,076	$-	$-	$1,076

March 31, 2016

Impaired loans	$1,092	$-	$-	$1,092
Real estate owned ("REO")	644	-	-	644
Total nonrecurring assets measured at fair value	$1,736	$-	$-	$1,736

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2016 and March 31, 2016:

	Valuation Technique	Significant Unobservable Inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	N/A

REO	Appraised value	Adjustment for market conditions	N/A
(1)    There were no adjustments to appraised values of impaired loans for the nine months ended December 31, 2016. There were no adjustments to appraised values of impaired loans or
REO for the nine months ended December 31, 2015.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

December 31, 2016	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$28,262	$28,262	$-	$-	$28,262
Certificates of deposit held for investment	11,291	-	11,362	-	11,362
Loans held for sale	1,679	-	1,679	-	1,679
Investment securities available for sale	207,271	-	207,271	-	207,271
Investment securities held to maturity	67	-	68	-	68
Loans receivable, net	654,053	-	-	618,193	618,193
FHLB stock	1,060	-	1,060	-	1,060

Liabilities:
Demand and savings deposits	730,131	730,131	-	-	730,131
Time deposits	110,260	-	109,365	-	109,365
Junior subordinated debentures	22,681	-	-	9,016	9,016
Capital lease obligation	2,459	-	2,459	-	2,459

March 31, 2016
Assets:
Cash and cash equivalents	$55,400	$55,400	$-	$-	$55,400
Certificates of deposit held for investment	16,769	-	16,959	-	16,959
Loans held for sale	503	-	503	-	503
Investment securities available for sale	150,690	-	148,882	1,808	150,690
Investment securities held to maturity	75	-	76	-	76
Loans receivable, net	614,934	-	-	571,068	571,068
FHLB stock	1,060	-	1,060	-	1,060

Liabilities:
Demand and savings deposits	660,421	660,421	-	-	660,421
Time deposits	119,382	-	119,143	-	119,143
Junior subordinated debentures	22,681	-	-	7,705	7,705
Capital lease obligation	2,475	-	2,475	-	2,475

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of ASU 2017-04 is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a significant impact on the Company's future consolidated financial statements.

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

Significant off-balance sheet commitments at December 31, 2016 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$24,100
Fixed-rate	5,464
Standby letters of credit	1,439
Undisbursed loan funds and unused lines of credit	104,686
Total	$135,689

At December 31, 2016, the Company had firm commitments to sell $3.8 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2016, loans under warranty totaled $115.6 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. Accordingly, no related contingent liability has been recorded in the consolidated financial statements.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds held by other institutions for the nine months ended December 31, 2016 and 2015.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Management uses these non-GAAP measures in its analysis of the Company's performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington, and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's net loan portfolio totaled $654.1 million at December 31, 2016 compared to $614.9 million at March 31, 2016.

The Bank's subsidiary, the Trust Company, a trust and financial services company located in downtown Vancouver, Washington, provides full-service brokerage activities, trust and asset management services. In January 2017, the Trust Company opened a second office in Portland Oregon. The Bank's Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

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

The Company's strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of our new loan originations – which are mainly concentrated in commercial real estate and real estate construction loans – carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate consumer real estate one-to-four family mortgages.

At December 31, 2016, checking accounts totaled $369.6 million, or 44.0% of our total deposit mix compared to $308.3 million or 41.2% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 17 branches, including ten in Clark County, two in the Portland metropolitan area and three lending centers.

Economic conditions in the Company's market areas have improved overall from the recent recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 5.7% at November 30, 2016 compared to 6.3% at March 31, 2016 and 6.0% at December 31, 2015. According to the Oregon Employment Department, unemployment in Portland slightly increased to 4.4% at November 30, 2016 compared to 4.0% at March 31, 2016 and decreased compared to 4.7% at December 31, 2015. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland, Oregon remained at 1.3 months at both December 31, 2016 and March 31, 2016 and was 1.2 months at December 31, 2015. Residential home inventory levels in Clark County have decreased to 1.5 months at December 31, 2016 compared to 1.7 months at March 31, 2016 and 1.9 months at December 31, 2015. According to the RMLS, closed home sales in Clark County increased 4.3% and 9.3% during December 2016 compared to March 2016 and December 2015, respectively. Closed home sales in Portland increased 2.2% and decreased 3.3% during December 2016 compared to March 2016 and December 2015, respectively. The Company has also seen an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area have been thriving and the vacancy rates in the Portland/Vancouver area have been relatively low.

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

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and our core deposits by expanding our customer base throughout our primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives, such as the recently announced acquisition of certain assets and liabilities from MBank and Merchants Bancorp. Upon closing, the Company will acquire approximately $118.0 million in loans, consisting mostly of commercial and commercial real estate loans located primarily in the Portland market, where the Company currently has two branches and 48% of its commercial related lending.

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

Implementation of a Profit Improvement Plan ("PIP") The Company has formed a committee comprised of several members of management and the board of directors to undertake several initiatives to reduce non-interest expense and continue our on-going efforts to identify cost savings opportunities throughout all aspects of the Company's operations. The PIP committee's mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment and other noninterest expenditures. In this regard, the Company has reduced its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 75.6% at December 31, 2016.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $403.3 million and $389.1 million at December 31, 2016 and March 31, 2016, respectively. During September 2016, the Company began transitioning its existing debit card holders from Visa® to MasterCard®. The change in debit card service providers is expected to increase interchange revenue and provide cost savings to the Company. The full transition was completed during the quarter ended December 31, 2016.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, over the past several years, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers' needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customer's cash management needs and compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts ("IOLTA"), public funds and Internet based deposits) increased $2.8 million during the quarter ended December 31, 2016 compared to the prior quarter.

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

Commercial and Construction Loan Composition

The following table sets forth the composition of the Company's commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2016

Commercial business	$64,401	$-	$-	$64,401
Commercial construction	-	-	31,942	31,942
Office buildings	-	117,310	-	117,310
Warehouse/industrial	-	66,739	-	66,739
Retail/shopping centers/strip malls	-	60,257	-	60,257
Assisted living facilities	-	1,781	-	1,781
Single purpose facilities	-	151,258	-	151,258
Land	-	12,276	-	12,276
Multi-family	-	23,161	-	23,161
One-to-four family construction	-	-	20,765	20,765
Total	$64,401	$432,782	$52,707	$549,890

March 31, 2016

Commercial business	$69,397	$-	$-	$69,397
Commercial construction	-	-	16,716	16,716
Office buildings	-	107,986	-	107,986
Warehouse/industrial	-	55,830	-	55,830
Retail/shopping centers/strip malls	-	61,600	-	61,600
Assisted living facilities	-	1,809	-	1,809
Single purpose facilities	-	126,524	-	126,524
Land	-	12,045	-	12,045
Multi-family	-	33,733	-	33,733
One-to-four family construction	-	-	10,015	10,015
Total	$69,397	$399,527	$26,731	$495,655

Comparison of Financial Condition at December 31, 2016 and March 31, 2016

Cash and cash equivalents, including interest-earning accounts, totaled $28.3 million at December 31, 2016 compared to $55.4 million at March 31, 2016. The decrease in cash balances was primarily driven by the increase in investment securities. The Company has deployed a portion of its excess cash balances into investment securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At December 31, 2016, certificates of deposits held for investment totaled $11.3 million compared to $16.8 million at March 31, 2016.

Investment securities totaled $207.3 million and $150.7 million at December 31, 2016 and March 31, 2016, respectively. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). During the nine months ended December 31, 2016, the Company purchased $92.4 million of investment securities. For the nine months ended December 31, 2016, the Company determined that its single collateralized debt obligation required an OTTI charge. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $654.1 million at December 31, 2016 compared to $614.9 million at March 31, 2016. The Company has had steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Beginning in 2014, the Company periodically began purchasing pools of used automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments. These automobile loans are originated through a single dealership group located outside the Company's primary market area. These loans are purchased with servicing retained by the seller. At December 31, 2016, the Company's purchased automobile loan portfolio was $26.4 million compared to $37.4 million at March 31, 2016. The Company did not purchase any pools of used automobile loans during the nine months ended December 31, 2016.

Deposits increased $60.6 million to $840.4 million at December 31, 2016 compared to $779.8 million at March 31, 2016. The Company had no wholesale-brokered deposits as of December 31, 2016 or March 31, 2016. Core branch deposits accounted for 97.0% of total deposits at December 31, 2016 compared to 95.8% at March 31, 2016. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $1.1 million to $109.4 million at December 31, 2016 from $108.3 million at March 31, 2016. The increase was mainly attributable to net income of $5.4 million. The increase was partially offset by dividends declared of $1.4 million and a decrease in other comprehensive income related to unrealized holding loss on securities available for sale of $3.0 million for the nine months ended December 31, 2016.

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 2016, the Bank was "well capitalized" as defined under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank's actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):
	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital:
(To Risk-Weighted Assets)	$111,991	15.93%	$56,243	8.0%	$70,304	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	103,173	14.68	42,183	6.0	56,243	8.0
Common equity tier 1 capital:
(To Risk-Weighted Assets)	103,173	14.68	31,637	4.5	45,698	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	103,173	10.81	38,160	4.0	47,701	5.0
Tangible Capital:
(To Tangible Assets)	103,173	10.81	14,310	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total Capital:
(To Risk-Weighted Assets)	$105,277	16.07%	$52,405	8.0%	$65,507	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	97,046	14.81	39,304	6.0	52,405	8.0
Common equity tier 1 capital:
(To Risk-Weighted Assets)	97,046	14.81	29,478	4.5	42,579	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	97,046	11.18	34,718	4.0	43,397	5.0
Tangible Capital:
(To Tangible Assets)	97,046	11.18	13,019	1.5	N/A	N/A

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

The Company must maintain an adequate level of liquidity to help ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2016, the Company used its sources of funds primarily to fund loan commitments and purchase investment securities. At December 31, 2016, cash and available for sale investment securities totaled $246.8 million, or 25.0% of total assets. The Bank generally maintains sufficient cash and short-term investment securities to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At December 31, 2016, the Company had no advances from the FRB and a borrowing capacity of $62.2 million from the FRB. At December 31, 2016, there were no borrowings from the FHLB and the Company had an available credit facility of $232.0 million. At December 31, 2016, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At December 31, 2016 and March 31, 2016, the Bank had no wholesale brokered deposits. The Bank participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $22.4 million, or 2.7% of total deposits, and $27.1 million, or 3.5% of total deposits, at December 31, 2016 and March 31, 2016, respectively. The Bank is enrolled in an internet deposit listing service which it utilizes from time to time. The combination of all the Bank's funding sources gives the Bank available liquidity of $679.7 million, or 69.0% of total assets at December 31, 2016.

At December 31, 2016, the Company had total commitments of $135.7 million, which includes commitments to extend credit of $29.6 million, unused lines of credit and undisbursed balances of $104.7 million and standby letters of credit totaling $1.4 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year totaled $72.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $76.3 million.

As a separate legal entity from the Bank, Riverview Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2016, Riverview Bancorp, Inc. had $1.4 million in cash to meet liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $3.1 million or 0.31% of total assets at December 31, 2016 compared to $3.3 million or 0.36% of total assets at March 31, 2016.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands):

	December 31, 2016		March 31, 2016
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	1	$189	-	$-
Commercial real estate	2	1,478	2	1,559
Land	1	801	1	801
Consumer	22	319	12	354
Total	26	$2,787	15	$2,714

The Company continues to focus on managing the residential construction and land acquisition and development portfolios. At December 31, 2016, the Company's residential construction and land acquisition and development loan portfolios were $20.8 million and $12.3 million, respectively, as compared to $10.0 million and $12.0 million, respectively at March 31, 2016. The percentage of nonperforming loans in the land acquisition and development portfolios at December 31, 2016 was 6.52%, compared to 6.65% at March 31, 2016. There were no nonperforming residential construction loans at December 31, 2016 or March 31, 2016. For the nine months ended December 31, 2016, there were no charge-offs or recoveries in the residential construction portfolio. Net recoveries in the land development portfolio totaled $320,000 for the nine months ended December 31, 2016.

REO totaled $298,000 at December 31, 2016 compared to $595,000 at March 31, 2016. During the nine months ended December 31, 2016, REO sales totaled $267,000 and valuation write-downs were $30,000. There were no transfers to REO for the nine months ended December 31, 2016. The $298,000 balance of REO is comprised of a one-to-four family real estate property located in Washington.

The allowance for loan losses was $10.3 million, or 1.55% of total loans, at December 31, 2016 compared to $9.9 million, or 1.58% of total loans, at March 31, 2016. The ----balance of the allowance for loan losses at December 31, 2016 reflects the relatively low levels of delinquent, nonperforming and classified loans, elevated levels of net recoveries, as well as stabilizing real estate values in our market areas. The Company recorded no provision for loan losses for the nine months ended December 31, 2016.

The coverage ratio of allowance for loan losses to nonperforming loans was 369.18% at December 31, 2016 compared to 364.22% at March 31, 2016. At December 31, 2016, the Company identified $2.5 million or 88.5% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at December 31, 2016 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company's impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At December 31, 2016, the Company had TDRs totaling $12.1 million of which $9.6 million were on accrual status. However, all of the Company's TDRs at December 31, 2016 were paying as agreed except for one TDR commercial business loan of $189,000 and two TDR commercial real estate loans totaling $1.5 million that defaulted since the loans were modified. The related amount of interest income recognized on TDRs was $394,000 and $509,000 for the nine months ended December 31, 2016 and 2015, respectively.

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

The following table sets forth information regarding the Company's nonperforming assets at the dates indicated (dollars in thousands):
	December 31, 2016	March 31, 2016
Loans accounted for on a non-accrual basis:
Commercial business	$189	$-
Other real estate mortgage	2,279	2,360
Consumer	309	334
Total	2,777	2,694
Accruing loans which are contractually past due 90 days or more	10	20
Total nonperforming loans	2,787	2,714
REO	298	595
Total nonperforming assets	$3,085	$3,309

Foregone interest on non-accrual loans (1)	$56	$112
Total nonperforming loans to total loans	0.42%	0.43%
Total nonperforming loans to total assets	0.28%	0.29%
Total nonperforming assets to total assets	0.31%	0.36%

(1) Nine months ended December 31, 2016 and year ended March 31, 2016.

The composition of the Company's nonperforming assets by loan type and geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2016

Commercial business	$-	$-	$189	$-	$-	$189
Commercial real estate	-	1,262	216	-	-	1,478
Land	-	801	-	-	-	801
Consumer	-	-	173	-	146	319
Total nonperforming loans	-	2,063	578	-	146	2,787
REO	-	-	-	298	-	298
Total nonperforming assets	$-	$2,063	$578	$298	$146	$3,085

March 31, 2016

Commercial real estate	$269	$1,290	$-	$-	$-	$1,559
Land	-	801	-	-	-	801
Consumer	112	-	139	-	103	354
Total nonperforming loans	381	2,091	139	-	103	2,714
REO	271	-	26	298	-	595
Total nonperforming assets	$652	$2,091	$165	$298	$103	$3,309

The composition of the land development and speculative construction loan portfolios by geographical area is as follows at the dates indicated (in thousands):
	Northwest Oregon	Other Oregon	Southwest Washington	Total
December 31, 2016

Land	$89	$2,563	$9,624	$12,276
Speculative construction	954	119	16,298	17,371
Total land and speculative construction	$1,043	$2,682	$25,922	$29,647

March 31, 2016

Land	$97	$2,766	$9,182	$12,045
Speculative construction	400	-	7,711	8,111
Total land and speculative construction	$497	$2,766	$16,893	$20,156

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands):

	December 31, 2016		March 31, 2016
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	4	$1,081	5	$363
Commercial real estate	1	174	4	1,225
Multi-family	1	12	1	12
Total	6	$1,267	10	$1,600

At December 31, 2016 and March 31, 2016, loans delinquent 30 - 89 days were 0.14% and 0.10%, respectively, of total loans. At December 31, 2016, the delinquency rate in the commercial real estate portfolio was 0.06% of commercial real estate loans. At December 31, 2016, there were no 30 - 89 days delinquent loans in the commercial business portfolio. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 59.81% of total loans and commercial business loans represented 9.69% of total loans.

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

The Company performed its annual goodwill impairment test during the quarter ended December 31, 2016. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management's best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 8.0%, a net interest margin that approximated 4.0% and a return on assets that ranged from 0.83% to 1.23% (average of 1.04%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 13.85% utilized for our cash flow estimates and a terminal value estimated at 1.56 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.0 times tangible book value. The Company calculated a fair value of its reporting unit of $159.3 million using the corporate value approach, $151.8 million using the income approach and $150.0 million using the market approach, with a final concluded value of $152.0 million, with primary weight given to the market approach. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2016 and 2015

Net Income. Net income for the three months ended December 31, 2016 and 2015 was $2.0 million, or $0.09 per diluted share, and $1.7 million, or $0.08 per diluted share, respectively. Net income for the nine months ended December 31, 2016 and 2015 was $5.4 million, or $0.24 per diluted share, and $5.0 million, or $0.22 per diluted share, respectively. The earnings for the three and nine months ended December 31, 2016 compared to the same prior year periods primarily reflect the growth in the Company's loan portfolio which resulted in an improvement in net interest income. There was no provision for loan losses for the nine months ended December 31, 2016. Net income for the nine months ended December 31, 2015 included a recapture of loan losses of $800,000.

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

Net interest income for the three and nine months ended December 31, 2016 was $8.5 million and $24.4 million, respectively, representing a $1.0 million and $2.6 million increase, respectively, compared to the three and nine months ended December 31, 2015. The net interest margin for the three and nine months ended December 31, 2016 was 3.75% and 3.73%, respectively, compared to 3.69% and 3.67% for the three and nine months ended December 31, 2015, respectively. This increase in the net interest margin was primarily the result of the increase in the average balance on loans receivable.

The Company achieves better net interest margins in a stable or increasing interest rate environment as a result of the consolidated balance sheet being slightly asset interest rate sensitive. At December 31, 2016, 7.26% of our loan portfolio had adjustable (floating) interest rates. At December 31, 2016, $27.5 million, or 56.98% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans' contractual interest rates may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At December 31, 2016, $10.8 million or 1.63% of the loans in the Company's loan portfolio were at the floor interest rate of which $8.8 million or 81.89% had yields that would begin floating again once the Wall Street Journal Prime Rate increases at least 150 basis points.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended December 31, 2016 was $9.0 million and $25.7 million, respectively, compared to $7.9 million and $23.1 million, respectively, for the same periods in the prior year. The increases were due primarily to an increase in interest income on loans receivable as a result of an increase in the average balance of net loans.

The average balance of net loans increased $51.5 million and $59.7 million to $658.2 million and $645.6 million for the three and nine months ended December 31, 2016, respectively, from $606.8 million and $585.9 million for the same prior year periods, respectively. The average yield on net loans was 4.75% and 4.72% for the three and nine months ended December 31, 2016, respectively, compared to 4.66% and 4.72% for the same three and nine months in the prior year, respectively.

Interest Expense. Interest expense increased $16,000 to $450,000 for the three months ended December 31, 2016, compared to $434,000 for the same prior year period. Interest expense remained constant at $1.3 million for the nine months ended December 31, 2016 and 2015. Although deposit balances increased, the Company's decision to maintain low interest offerings on its deposit products in addition to the downward shift in the percentage of deposits representing certificates of deposit that yield a higher interest rate compared to savings and demand deposit accounts that yield a lower interest rate has resulted in a decline in the average cost of deposits. The weighted average interest rate on interest-bearing deposits decreased to 0.18% for both the three and nine months ended December 31, 2016 from 0.20% and 0.21%, respectively, for the same periods in the prior year.

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

	Three Months Ended December 31,
	2016			2015
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Mortgage loans	$548,168	$6,661	4.82%	$473,998	$5,640	4.73%
Non-mortgage loans	110,044	1,222	4.41	132,761	1,469	4.40
Total net loans (1)	658,212	7,883	4.75	606,759	7,109	4.66

Investment securities (2)	185,852	963	2.06	133,599	702	2.09
Daily interest-bearing assets	95	-	-	712	-	-
Other earning assets	56,383	112	0.79	65,690	110	0.67
Total interest-earning assets	900,542	8,958	3.95	806,760	7,921	3.91

Non-interest-earning assets:
Premises and equipment, net	14,111			14,950
Other non-interest-earning assets	70,147			70,794
Total assets	$984,800			$892,504

Interest-bearing liabilities:
Regular savings accounts	$107,180	27	0.10	$86,173	22	0.10
Interest checking accounts	154,880	22	0.06	125,864	25	0.08
Money market deposit accounts	252,390	77	0.12	234,198	70	0.12
Certificates of deposit	112,602	151	0.53	126,579	173	0.54
Total interest-bearing deposits	627,052	277	0.18	572,814	290	0.20

Other interest-bearing liabilities	25,143	173	2.73	25,175	144	2.28
Total interest-bearing liabilities	652,195	450	0.27	597,989	434	0.29

Non-interest-bearing liabilities:
Non-interest-bearing deposits	212,536			180,591
Other liabilities	7,625			5,809
Total liabilities	872,356			784,389
Shareholders' equity	112,444			108,115
Total liabilities and shareholders' equity	$984,800			$892,504
Net interest income		$8,508			$7,487
Interest rate spread			3.68%			3.62%
Net interest margin			3.75%			3.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			138.08%			134.91%
Tax equivalent adjustment (3)		$6			$-

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully tax–equivalent basis.

	Nine Months Ended December 31,
	2016			2015
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Mortgage loans	$530,232	$19,181	4.80%	$455,206	$16,382	4.79%
Non-mortgage loans	115,366	3,773	4.34	130,730	4,376	4.46
Total net loans (1)	645,598	22,954	4.72	585,936	20,758	4.72

Investment securities (2)	165,825	2,452	1.96	128,588	1,986	2.06
Daily interest-bearing assets	283	-	-	962	-	-
Other earning assets	57,658	344	0.79	73,917	340	0.61
Total interest-earning assets	869,364	25,750	3.93	789,403	23,084	3.89

Non-interest-earning assets:
Premises and equipment, net	14,320			15,111
Other non-interest-earning assets	70,896			71,824
Total assets	$954,580			$876,338

Interest-bearing liabilities:
Regular savings accounts	$102,253	77	0.10	$81,828	61	0.10
Interest checking accounts	148,557	72	0.06	123,964	74	0.08
Money market deposit accounts	245,619	220	0.12	231,356	204	0.12
Certificates of deposit	115,210	468	0.54	131,678	554	0.56
Total interest-bearing deposits	611,639	837	0.18	568,826	893	0.21

Other interest-bearing liabilities	25,156	494	2.61	25,025	417	2.22
Total interest-bearing liabilities	636,795	1,331	0.28	593,851	1,310	0.29

Non-interest-bearing liabilities:
Non-interest-bearing deposits	199,061			169,346
Other liabilities	7,463			6,303
Total liabilities	843,319			769,500
Shareholders' equity	111,261			106,838
Total liabilities and shareholders' equity	$954,580			$876,338
Net interest income		$24,419			$21,774
Interest rate spread			3.65%			3.60%
Net interest margin			3.73%			3.67%
Ratio of average interest-earning assets to average interest-bearing liabilities			136.52%			132.93%
Tax equivalent adjustment (3)		$6			$-

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully tax–equivalent basis.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended December 31, 2016 compared to December 31, 2015. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (In thousands).

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016 vs. 2015			2016 vs. 2015

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$910	$111	$1,021	$2,764	$35	$2,799
Non-mortgage loans	(250)	3	(247)	(491)	(112)	(603)
Investment securities (1)	271	(10)	261	565	(99)	466
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	(17)	19	2	(84)	88	4
Total interest income	914	123	1,037	2,754	(88)	2,666

Interest Expense:
Regular savings accounts	5	-	5	16	-	16
Interest checking accounts	4	(7)	(3)	16	(18)	(2)
Money market deposit accounts	7	-	7	16	-	16
Certificates of deposit	(19)	(3)	(22)	(67)	(19)	(86)
Other interest-bearing liabilities	-	29	29	2	75	77
Total interest expense	(3)	19	16	(17)	38	21
Net interest income	$917	$104	$1,021	$2,771	$(126)	$2,645

(1) Interest is presented on a fully tax-equivalent basis.

Provision for Loan Losses. There was no provision for loan losses for the three and nine months ended December 31, 2016. There was no provision for loan losses for the three months ended December 31, 2015. The recapture of loan losses for the nine months ended December 31, 2015 was $800,000. The lack of a provision for loan losses for the three and nine months ended December 31, 2016 and the recapture of loan losses for nine months ended December 31, 2015 continue to be driven by the elevated level of net recoveries and the low levels of delinquent, nonperforming and classified loans, as well as the stabilization of real estate values in our market areas.

Net recoveries for the three and nine months ended December 31, 2016 were $226,000 and $404,000, respectively, compared to net recoveries for the three and nine months ended December 31, 2015 totaling $60,000 and $211,000, respectively. The net recoveries occurred primarily as a result of the decrease in charge-offs as nonperforming loans declined and the improvement and stabilization of real estate values in our market areas as well as an increase in recoveries on previously charged off loans. Nonperforming loans were $2.8 million at December 31, 2016 compared to $3.9 million at December 31, 2015. The ratio of allowance for loan losses to nonperforming loans was 369.18% at December 31, 2016 compared to 258.13% at December 31, 2015. See "Asset Quality" above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of December 31, 2016, the Company had identified $12.1 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $10.9 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying cost, which in some cases is the result of previous loan charge-offs. At December 31, 2016, charge-offs on these impaired loans totaled $333,000 from their original loan balances. The remaining $1.2 million have specific valuation allowances totaling $102,000.

Non-Interest Income. Non-interest income decreased $84,000 for the three months ended December 31, 2016 compared to the same prior year period. The decrease for the three months ended December 31, 2016 compared to the same period in 2015 was primarily due to a decrease in asset management fees of $121,000. This decrease was partially offset by an increase on the net gain on sales of loans held for sale of $66,000 for the three months ended December 31, 2016 compared to the same prior year period.

Non-interest income increased $246,000 for the nine months ended December 31, 2016 compared to the same prior year period. The increase for the nine months ended December 31, 2016 compared to the same period in 2015 was due to an increase in fees and service charges and gain on sale of loans of $75,000 and $68,000, respectively. Additionally, non-interest income also included a BOLI death benefit on a former employee of $407,000. These increases were partially offset by a decrease in asset management fees of $197,000 for the nine months ended December 31, 2016 compared to the same prior year period. Other non-interest income decreased during the nine months ended December 31, 2016 due to a $240,000 OTTI charge related to a collateralized debt obligation security. Additionally, losses on sales of REO decreased $145,000 for the nine months ended December 31, 2016 compared to the same prior year period.

Non-Interest Expense. Non-interest expense increased $502,000 and $1.7 million to $7.9 million and $24.1 million for the three and nine months ended December 31, 2016, respectively, compared to $7.3 million and $22.4 million for the three and nine months ended December 31, 2015. The increase for the three and nine months ended December 31, 2016 was due to increases of $398,000 and $919,000, respectively in salaries and employee benefits, and $133,000 and $393,000, respectively, in professional fees mainly due to the purchase and assumption agreement with MBank. For the nine months ended December 31, 2016, the increase was also attributed to cost associated with a litigation settlement of $500,000. For the three and nine months ended December 31, 2016, the above increases were partially offset by a decrease of $50,000 and $102,000, respectively, in FDIC insurance premiums and a decrease of $63,000 and $459,000, respectively in real estate owned expenses compared to the same prior year periods.

Income Taxes. The provision for income taxes was $991,000 and $2.4 million for the three and nine months ended December 31, 2016, respectively, compared to a provision for income taxes of $849,000 and $2.4 million for the three and nine months ended December 31, 2015, respectively. The effective tax rate was 33.2% and 31.0% for the three and nine months ended December 31, 2016, respectively, compared to 33.2% and 32.9% for the three and nine months ended December 31, 2015, respectively. As of December 31, 2016, management deemed that a deferred tax asset valuation allowance related to the Company's deferred tax asset was not necessary. At December 31, 2016, the Company had a deferred tax asset of $8.7 million compared to $9.2 million at March 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2016 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2016 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect on December 31, 2016 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended December 31, 2016, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

RIVERVIEW BANCORP, INC.

By:	/S/ Patrick Sheaffer	By:	/s/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

Date:	February 8, 2017	Date:	February 8, 2017

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements