Form 10-K
period 2017-03-31
RIVERVIEW BANCORP INC
filed 2017-06-05
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2017  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22957

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
Yes [   ]    No  [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]                                                                                   Accelerated filer [X]                                                                           Non-accelerated filer [   ]
Smaller reporting company [   ]                                                                      Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]     No   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2016 was $121,092,448 (22,507,890 shares at $5.38 per share). As of  June 5, 2017, there were issued and outstanding 22,510,890 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (Part III).

Forward-Looking Statements

As used in this Form 10-K, the terms "we," "our," "us," "Riverview" and "Company" refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-K, the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook," or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company's allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto, including from our recent purchase of certain assets and assumption of certain liabilities of MBank and Merchants Bancorp; changes in general economic conditions, either nationally or in the Company's market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company's net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company's market areas; secondary market conditions for loans and the Company's ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank's regulatory capital position or affect the Company's ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company's business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company's ability to attract and retain deposits; increases in premiums for deposit insurance; the Company's ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company's assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company's consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company's workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company's ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company's ability to implement its business strategies; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company's ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services; and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2018 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company's consolidated financial condition and consolidated results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the "Bank"). At March 31, 2017, the Company had total assets of $1.1 billion, total deposits of $980.1 million and shareholders' equity of $111.3 million. The Company's executive offices are located in Vancouver, Washington.

The Company is subject to regulation by the Board of Governors of the Federal Reserve Systems ("Federal Reserve"). Substantially all of the Company's business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF"). The Bank has been a member of the Federal Home Loan Bank System of Des Moines ("FHLB") which is one of the 11 regional banks in the Federal Home Loan Bank System ("FHLB System").

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's loan portfolio totaled $768.9 million at March 31, 2017 compared to $614.9 million a year ago.

The Bank's subsidiary, Riverview Trust Company (the "Trust Company"), formerly known as Riverview Asset Management Corp., is a trust and financial services company located in downtown Vancouver, Washington, and provides full-service brokerage activities, trust and asset management services. In April 2017, the Trust Company opened a second office in Lake Oswego, Oregon. On May 24, 2016, Riverview Asset Management Corp. changed its name to Riverview Trust Company.

The Company's strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial business and commercial real estate loans in its loan portfolio. Significant portions of our new loan originations – which are mainly concentrated in commercial real estate and real estate construction loans – carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate consumer real estate one-to-four family mortgages.

Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 19 branches, including ten in Clark County, four in the Portland metropolitan area and three lending centers.

On February 17, 2017, the Company completed the purchase and assumption transaction in which the Company purchased certain assets and assumed certain liabilities of MBank, the wholly-owned subsidiary of Merchants Bancorp, including $115.3 million in loans and $130.6 million of deposits (the "MBank transaction"). In addition, as part of the MBank transaction, Riverview Bancorp, Inc. assumed the obligations of Merchant Bancorp's trust preferred securities.

Market Area

The Company conducts operations from its home office in Vancouver Washington and 19 branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland (two branch offices), Gresham, Tualatin and Aumsville, Oregon. We believe we are well positioned to attract new customers and to increase our market share through our branch network. The Trust Company has two locations, one in downtown Vancouver, Washington and one in Lake Oswego, Oregon, and provides full-service brokerage activities, trust and asset management services. Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank. The Bank's Business and Professional Banking Division, with two lending offices located in Vancouver and one in Portland, offers commercial and business banking services. The Bank also operates a lending office for mortgage banking activities in Vancouver.

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

Economic conditions in the Company's market areas have improved from the recent recessionary downturn and over the last year. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 5.5% at March 31, 2017 compared to 6.3% at March 31, 2016. According to the Oregon Employment Department, unemployment in Portland decreased to 3.2% at March 31, 2017 compared to 3.9% at March 31, 2016. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland, Oregon have remained at 1.3 months at both March 31, 2017 and March 31, 2016. Residential home inventory levels in Clark County have decreased to 1.6 months at March 31, 2017 compared to 1.7 months at March 31, 2016. According to the RMLS, closed home sales in March 2017 in Clark County decreased 8.2% compared to March 2016. Closed home sales during March 2017 in Portland decreased 2.8% compared to March 2016. The Company has also seen an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area have been thriving and the vacancy rates in the Portland/Vancouver area have been relatively low.

Lending Activities

General.  At March 31, 2017, the Company's net loans receivable totaled $768.9 million, or 67.8% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors ("Board") and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio, excluding loans held for sale, by type of loan at the dates indicated (dollars in thousands):

	At March 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and construction:
Commercial business	$107,371	13.78%	$69,397	11.11%	$77,186	13.31%	$71,632	13.43%	$71,935	13.42%
Other real estate mortgage (1)	506,661	65.00	399,527	63.94	345,506	59.60	324,881	60.90	355,397	66.30
Real estate construction	46,157	5.92	26,731	4.28	30,498	5.26	19,482	3.65	9,675	1.81
Total commercial and construction	660,189	84.70	495,655	79.33	453,190	78.17	415,995	77.98	437,007	81.53
Consumer:
Real estate one-to-four family	92,865	11.91	88,780	14.21	89,801	15.49	93,007	17.43	97,140	18.12
Other installment	26,378	3.39	40,384	6.46	36,781	6.34	24,486	4.59	1,865	0.35
Total consumer	119,243	15.30	129,164	20.67	126,582	21.83	117,493	22.02	99,005	18.47
Total loans	779,432	100.00%	624,819	100.00%	579,772	100.00%	533,488	100.00%	536,012	100.00%
Less:
Allowance for loan losses	10,528		9,885		10,762		12,551		15,643
Total loans receivable, net	$768,904		$614,934		$569,010		$520,937		$520,369

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans.

Loan Portfolio Composition. The following tables set forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands):

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2017

Commercial business	$107,371	$-	$-	$107,371
Commercial construction	-	-	27,050	27,050
Office buildings	-	121,983	-	121,983
Warehouse/industrial	-	74,671	-	74,671
Retail/shopping centers/strip malls	-	78,757	-	78,757
Assisted living facilities	-	3,686	-	3,686
Single purpose facilities	-	167,974	-	167,974
Land	-	15,875	-	15,875
Multi-family	-	43,715	-	43,715
One-to-four family construction	-	-	19,107	19,107
Total	$107,371	$506,661	$46,157	$660,189

March 31, 2016

Commercial business	$69,397	$-	$-	$69,397
Commercial construction	-	-	16,716	16,716
Office buildings	-	107,986	-	107,986
Warehouse/industrial	-	55,830	-	55,830
Retail/shopping centers/strip malls	-	61,600	-	61,600
Assisted living facilities	-	1,809	-	1,809
Single purpose facilities	-	126,524	-	126,524
Land	-	12,045	-	12,045
Multi-family	-	33,733	-	33,733
One-to-four family construction	-	-	10,015	10,015
Total	$69,397	$399,527	$26,731	$495,655

Commercial Business Lending. At March 31, 2017, the commercial business loan portfolio totaled $107.4 million, or 13.8% of total loans, including $32.8 million of loans acquired from MBank. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company's commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed-rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit-worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Additionally, the borrower's cash flow may be unpredictable and collateral securing these loans may fluctuate in value.

Other Real Estate Mortgage Lending.  At March 31, 2017, the other real estate lending portfolio totaled $506.7 million, or 65.0% of total loans, including $66.2 million of loans acquired from MBank. The Company originates other real estate loans including office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively "commercial real estate loans"); as well as land and multi-family loans primarily located in its market area. At March 31, 2017, owner occupied properties accounted for 37.6% and non-owner occupied properties accounted for 62.4% of the Company's commercial real estate portfolio.

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

The Company actively pursues commercial real estate loans. Loan demand within the Company's market area was competitive in fiscal year 2017 as economic conditions improved and competition for strong credit-worthy borrowers remained high. At March 31, 2017, the Company had two commercial real estate loans totaling $1.3 million on non-accrual status compared to two commercial real estate loans totaling $1.6 million at March 31, 2016. For more information concerning risks related to commercial real estate loans, see Item 1A. "Risk Factors – Our emphasis on commercial real estate lending may expose us to increased lending risks."

Land acquisition and development loans are included in the other real estate mortgage portfolio balance and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchases and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sales to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. During fiscal year 2017, statistics reflect an increase in demand and sales of building lots in the Company's primary market area resulting in an increase in the number of closed sales for land and building lots as compared to previous years. At March 31, 2017, land acquisition and development loans totaled $15.9 million, or 2.04% of total loans compared to $12.0 million, or 1.93% of total loans at March 31, 2016. The largest land acquisition and development loan had an outstanding balance at March 31, 2017 of $3.6 million and was performing according to its original payment terms. At March 31, 2017, all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At both March 31, 2017 and 2016, the Company had one land acquisition and development loan totaling $801,000 on non-accrual status.

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

The composition of the Company's construction loan portfolio including undisbursed funds was as follows at the dates indicated (dollars in thousands):

	At March 31,
	2017		2016
	Amount (1)	Percent	Amount (1)	Percent

Speculative construction	$7,915	8.47%	$6,089	8.76%
Commercial/multi-family construction	59,599	63.80	50,174	72.22
Custom/presold construction	20,697	22.16	10,529	15.16
Construction/permanent	5,202	5.57	2,681	3.86
Total	$93,413	100.00%	$69,473	100.00%

(1) Includes undisbursed funds of $47.3 million and $42.7 million at March 31, 2017 and 2016, respectively.

At March 31, 2017, the balance of the Company's construction loan portfolio, including undisbursed funds, was $93.4 million compared to $69.5 million at March 31, 2016. The $23.9 million increase was primarily due to a $9.4 million increase in commercial/multi-family construction loans and a $10.2 million increase in custom/presold construction loans. The Company plans to continue to proactively manage and control the growth in its construction loan portfolio in fiscal year 2018 but will continue to originate new construction loans to selected customers.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2017 was a loan to finance the construction of a single family home totaling $513,000. The average balance of loans in the speculative construction portfolio at March 31, 2017 was $173,000. This loan is to a single borrower that is secured by a property located in the Company's market area. At March 31, 2017 and 2016, the Company had no speculative construction loans on non-accrual status.

The composition of speculative construction and land acquisition and development loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
March 31, 2017

Land development	$223	$2,523	$13,129	$15,875
Speculative construction	945	3	14,492	15,440
Total land development and speculative construction	$1,168	$2,526	$27,621	$31,315

March 31, 2016

Land development	$97	$2,766	$9,182	$12,045
Speculative construction	400	-	7,711	8,111
Total land development and speculative construction	$497	$2,766	$16,893	$20,156

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Presold construction loans are generally originated for a term of 12 months. At March 31, 2017 and 2016, presold construction loans totaled $11.4 million and $5.0 million, respectively.

Unlike speculative and presold construction loans, custom construction loans are made directly to the homeowner. At March 31, 2017 and 2016, the Company had no custom construction loans. Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an adjustable rate mortgage ("ARM") loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the interest rate of the Company-originated fixed-rate permanent loan is set at a market rate. For adjustable rate loans, the interest rates adjust on their first adjustment date. See "—Mortgage Brokerage" and "—Mortgage Loan Servicing." At March 31, 2017, construction/permanent loans totaled $3.7 million, the largest of which had an outstanding balance of $1.0 million and was performing according to its original repayment terms. The average balance of loans in the construction/permanent portfolio at March 31, 2017 was $333,000.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2017, such loans totaled $27.1 million, or 58.60% of total real estate construction loans and 3.47% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company's market area. At March 31, 2017, the largest commercial construction loan had a balance of $3.6 million and was performing according to its original repayment terms. The average balance of loans in the commercial construction portfolio at March 31, 2017 was $1.5 million. At March 31, 2017 and 2016, the Company had no commercial construction loans on non-accrual status.

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

Consumer Lending. Consumer loans totaled $119.2 million at March 31, 2017, and were comprised of $70.7 million of one-to-four family mortgage loans, $19.7 million of home equity lines of credit, $2.5 million of land loans to consumers for the future construction of one-to-four family homes and $26.4 million of other secured and unsecured consumer loans, which primarily consisted of purchased automobile loans.

One-to-four family residences located in the Company's primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed-rate mortgages and ARMs with repricing based on the one-year constant maturity U.S. Treasury index or other index. At March 31, 2017, the Company had three residential real estate loans totaling $170,000 on non-accrual status compared to three loans totaling $251,000 at March 31, 2016. All of these loans were secured by properties located in Oregon and Washington.

The Company also purchases, from time to time, pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than on its cash or short-term investments. These indirect automobile loans are originated through a single dealership group located outside the Company's primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. The Company did not purchase any automobile loans during fiscal year 2017. The Company purchased $15.6 million of automobile loans during fiscal year 2016. At March 31, 2017, thirteen of the purchased automobile loans were on non-accrual status totaling $108,000. At March 31, 2016, eight of the purchased automobile loans were on non-accrual status totaling $83,000. For more information concerning risks related to automobile loans, see Item 1A. "Risk Factors – Our consumer loan portfolio has increased risk due to the substantial amount of indirect automobile loans."

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. These consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. At March 31, 2017 and 2016, excluding the purchased automobile loans noted above, the Company had no installment loans on non-accrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2017 regarding the dollar amount of loans maturing in the Company's total loan portfolio based on their contractual terms to maturity but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments or stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees (in thousands):

	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:
Commercial business	$20,810	$15,279	$11,626	$50,363	$9,293	$107,371
Other real estate mortgage	54,622	35,047	16,981	301,614	98,397	506,661
Real estate construction	18,090	778	2,047	18,024	7,218	46,157
Total commercial and construction	93,522	51,104	30,654	370,001	114,908	660,189
Consumer:
Real estate one-to-four family	415	1,970	1,676	5,586	83,218	92,865
Other installment	249	8,277	17,569	223	60	26,378
Total consumer	664	10,247	19,245	5,809	83,278	119,243
Total loans	$94,186	$61,351	$49,899	$375,810	$198,186	$779,432

The following table sets forth the dollar amount of loans due after one year from March 31, 2017, which have fixed and adjustable interest rates (in thousands)  :

	Fixed Rate	Adjustable Rate	Total

Commercial and construction:
Commercial business	$34,254	$52,307	$86,561
Other real estate mortgage	127,468	324,571	452,039
Real estate construction	12,010	16,057	28,067
Total commercial and construction	173,732	392,935	566,667
Consumer:
Real estate one-to-four family	66,306	26,144	92,450
Other installment	25,172	957	26,129
Total consumer	91,478	27,101	118,579
Total loans	$265,210	$420,036	$685,246

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. At March 31, 2017, the Company had outstanding commitments to originate loans of $45.3 million compared to $41.9 million at March 31, 2016.

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of, and funded by, the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a portion of the origination fee. During the year ended March 31, 2017, brokered loans totaled $47.3 million (including $42.3 million brokered to the Company) compared to $43.3 million (including $39.1 million brokered to the Company) of brokered loans in fiscal year 2016. Gross fees of $757,000, which includes brokered loan fees and fees for loans sold to the Federal Home Loan Mortgage Company ("FHLMC"), were earned for the year ended March 31, 2017. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC. The Company generally sells fixed-rate residential one-to-four family mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset liability strategy. Mortgage loans are sold to the FHLMC on a non-recourse basis whereby foreclosure losses are the responsibility of the FHLMC and not the Company. The Company's general policy is to close its residential loans on FHLMC modified loan documents to facilitate future sales to the FHLMC. Upon sale, the Company continues to collect payments on the loans, supervise foreclosure proceedings, and otherwise service the loans. At March 31, 2017, total loans serviced for others were $138.1 million, of which $117.2 million were serviced for the FHLMC.

Nonperforming Assets.  Nonperforming assets were $3.0 million or 0.27% of total assets at March 31, 2017 compared with $3.3 million or 0.36% of total assets at March 31, 2016. The Company also had net loan recoveries totaling $643,000 during fiscal 2017 compared to $273,000 during fiscal 2016. Credit quality challenges continued to lessen in the past fiscal year and the real estate market in our primary market area has improved steadily. Although it appears the economic conditions have stabilized, a prolonged weak economy in our market area could result in increases in nonperforming assets, increases in the provision for loan losses and charge-offs in the future.

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

The Company continues to focus on managing the residential construction and land acquisition and development portfolios. At March 31, 2017, the Company's residential construction and land acquisition and development loan portfolios were $19.1 million and $15.9 million, respectively as compared to $10.0 million and $12.0 million, respectively, at March 31, 2016. At March 31, 2017 and 2016, there were no nonperforming loans in the residential construction loan portfolio. At March 31, 2017 and 2016, the percentage of nonperforming loans in the land acquisition and development portfolios was 5.05% and 6.65%, respectively. For the year ended March 31, 2017, the charge-off (recovery) ratio for the residential construction and land development portfolios was 0.00% and (3.29)%, respectively, compared to (0.09)% and (2.41)%, respectively, for the year ended March 31, 2016.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands):

	March 31, 2017		March 31, 2016
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$294	-	$-
Commercial real estate	2	1,342	2	1,559
Land	1	801	1	801
Consumer	19	312	12	354
Total	24	$2,749	15	$2,714

Nonperforming loans remained similar to prior year. However, the Company is continuing its efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings. All of these loans are to borrowers with properties located in Oregon and Washington, with the exception of sixteen automobile loans totaling $142,000 (thirteen nonaccrual automobile loans totaling $108,000 and three accruing automobile loan contractually 90 days past due totaling $34,000). At March 31, 2017, 88.66% of the Company's nonperforming loans, totaling $2.4 million, were measured for impairment. These loans have been charged down to the estimated fair market value of the collateral less selling costs or carry a specific reserve to reduce the net carrying value. There were no reserves associated with these nonperforming loans that were measured for impairment at March 31, 2017. At March 31, 2017, the largest single nonperforming loan was a commercial real estate loan totaling $1.1 million. This loan was measured for impairment during fiscal year 2017 and management determined that a specific reserve was not required.

The balance of nonperforming assets included $298,000 in real estate owned ("REO") at March 31, 2017. The $298,000 balance of REO is comprised of a one-to-four family real estate property located in Washington. Total REO sales were $267,000 during fiscal year 2017. During fiscal year 2017, write-downs on existing properties were $30,000 and maintenance and operating expenses for these properties totaled $24,000. The orderly resolution of nonperforming loans and REO properties remains a priority for management. Because of the uncertain nature of the real estate market, no assurance can be given as to the timing of ultimate disposition of such assets or that the selling price will be at or above the carrying value. Declines in real estate values in our area could lead to additional valuation adjustments, which would have an adverse effect on our results of operations.

The following table sets forth information regarding the Company's nonperforming assets at the dates indicated (in thousands):

	At March 31,
	2017	2016	2015	2014	2013

Loans accounted for on a non-accrual basis:
Commercial business	$294	$-	$-	$452	$1,349
Other real estate mortgage	2,143	2,360	4,092	10,881	16,550
Real estate construction	-	-	-	-	175
Consumer	278	334	1,226	2,729	3,059
Total	2,715	2,694	5,318	14,062	21,133
Accruing loans which are contractually past due 90 days or more	34	20	-	-	-
Total nonperforming loans	2,749	2,714	5,318	14,062	21,133
REO	298	595	1,603	7,703	15,638
Total nonperforming assets	$3,047	$3,309	$6,921	$21,765	$36,771

Foregone interest on non-accrual loans	$81	$112	$433	$949	$1,420

The following table sets forth information regarding the Company's nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2017

Commercial business	$-	$-	$294	$-	$-	$294
Commercial real estate	-	1,128	214	-	-	1,342
Land	-	801	-	-	-	801
Consumer	-	-	170	-	142	312
Total nonperforming loans	-	1,929	678	-	142	2,749
REO	-	-	-	298	-	298
Total nonperforming assets	$-	$1,929	$678	$298	$142	$3,047

March 31, 2016

Commercial real estate	$269	$1,290	$-	$-	$-	$1,559
Land	-	801	-	-	-	801
Consumer	112	-	139	-	103	354
Total nonperforming loans	381	2,091	139	-	103	2,714
REO	271	-	26	298	-	595
Total nonperforming assets	$652	$2,091	$165	$298	$103	$3,309

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands):

	March 31, 2017		March 31, 2016
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	6	$2,901	5	$363
Commercial real estate	3	4,380	4	1,225
Multi-family	1	12	1	12
Total	10	$7,293	10	$1,600

At March 31, 2017, loans delinquent 30 – 89 days were 0.03% of total loans compared to 0.10% at March 31, 2016. There were no delinquent loans 30 – 89 days past due in our commercial real estate ("CRE") portfolio at March 31, 2017 or 2016. At March 31, 2017, the 30 – 89 days delinquency rate in our commercial business portfolio was 0.01% of commercial business loans. There were no loans 30-89 days past due in our commercial business portfolio at March 31, 2016. CRE loans represent the largest portion of our loan portfolio at 57.36% of total loans and the commercial business loans represent 13.78% of total loans.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At March 31, 2017, the Company had TDRs totaling $11.9 million of which $9.4 million were on accrual status. The $2.4 million of TDRs accounted for on a non-accrual basis at March 31, 2017, are included as nonperforming loans in the nonperforming asset table above. However, all of the Company's TDRs were paying as agreed at

March 31, 2017 except for two TDR commercial business loans totaling $294,000 and two TDR commercial real estate loans totaling $1.3 million that have defaulted since the loans were modified. The related amount of interest income recognized on these TDR loans was $502,000 for the year ended March 31, 2017.

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

The aggregate amount of the Company's classified loans (comprised entirely of substandard loans), general loss allowances, specific loss allowances and net recoveries were as follows at the dates indicated (in thousands):

	At or For the Year
	Ended March 31,
	2017	2016

Classified loans	$10,008	$4,294

General loss allowances	10,440	9,775
Specific loss allowances	88	110
Net recoveries	(643)	(273)

All of the loans on non-accrual status as of March 31, 2017 were categorized as classified loans. Classified loans at March 31, 2017 were comprised of eight commercial business loans totaling $3.2 million, five commercial real estate loans totaling $5.7 million (the largest of which was $3.3 million), one multi-family loan totaling $12,000, one land development loan totaling $801,000, three one-to-four family real estate loans totaling $170,000 and thirteen purchased automobile loans totaling $108,000.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio consistent with U.S. generally accepted accounting principles ("GAAP") guidelines. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses existing at the balance sheet date. The key components to the evaluation are the Company's internal loan review function by its credit administration, which reviews and monitors the risk and quality of the loan portfolio; as well as the Company's external loan reviews and its loan classification systems. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. Credit administration approves any changes to loan grades and monitors loan grades. For additional discussion of the Company's methodology for assessing the appropriate level of the allowance for loan losses see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

In accordance with acquisition accounting, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios, we believe the ratio of the allowance for loan losses to total loans, including the remaining discount on acquired loans, a non-GAAP financial measure, should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the MBank transaction.

The Company did not record a provision for loan losses for the year ended March 31, 2017 compared to recording a recapture of loan losses of $1.2 million for the year ended March 31, 2016. At March 31, 2017, the Company had an allowance for loan losses of $10.5 million, or 1.35% of total loans, compared to $9.9 million, or 1.58% at March 31, 2016. If the allowance for loan losses and loans were grossed up to include the remaining acquisition loan discount as of March 31, 2017, the adjusted allowance for loan losses to adjusted loans would have been 1.73%. The increase in the balance of the allowance for loan losses at March 31, 2017 reflects the $50.6 million increase in loan balances (excluding $104.0 million at March 31, 2017 of loans acquired from MBank in the MBank transaction) from March 31, 2016 compared to March 31, 2017. The Company is continuing to experience stabilizing real estate values in our market areas as reflected by an increase in recoveries compared to the prior fiscal year. Nonperforming loans remained constant at $2.7 million and 30-89 day delinquent loans decreased $370,000 during the year ended March 31, 2017. Classified loans were $10.0 million at March 31, 2017 compared to $4.3 million at March 31, 2016. The $5.7 million increase is primarily attributed to two commercial business loans totaling $2.4 million and one commercial real estate loan totaling $3.3 million. The increase also included three classified loans acquired through the MBank transaction totaling $1.4 million. These increases were partially offset by payoffs on existing classified loans during the year totaling $1.1 million. The coverage ratio of allowance for loan losses to nonperforming loans was 382.98% at March 31, 2017 compared to 364.22% at March 31, 2016. The Company's general valuation allowance to non-impaired loans was 1.36% and 1.60% at March 31, 2017 and 2016, respectively.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to include acquired loans at the dates indicated (dollars in thousands):

	March 31,
	2017	2016	2015

Loans receivable (GAAP)	$779,432	$624,819	$579,772
Net loan discount on acquired loans	3,010	-	-
Adjusted loans (non-GAAP)	$782,442	$624,819	$579,772

Allowance for loan losses (GAAP)	$10,528	$9,885	$10,762
Net loan discount on acquired loans	3,010	-	-
Adjusted allowance for loan losses (non-GAAP)	$13,538	$9,885	$10,762

Allowance for loan losses/Total loans (GAAP)	1.35%	1.58%	1.86%
Adjusted allowance for loan losses/Adjusted total loans (non-GAAP)	1.73%	1.58%	1.86%

Management considers the allowance for loan losses to be adequate at March 31, 2017 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2017	2016	2015	2014	2013

Balance at beginning of year	$9,885	$10,762	$12,551	$15,643	$19,921
Provision for (recapture of) loan losses	-	(1,150)	(1,800)	(3,700)	900
Recoveries:
Commercial and construction
Commercial business	492	30	34	526	118
Other real estate mortgage	463	331	271	873	1,263
Real estate construction	-	6	-	4	228
Total commercial and construction	955	367	305	1,403	1,609
Consumer
Real estate one-to-four family	89	153	158	304	138
Other installment	57	27	12	7	1
Total consumer	146	180	170	311	139
Total recoveries	1,101	547	475	1,714	1,748
Charge-offs:
Commercial and construction
Commercial business	1	-	120	340	1,606
Other real estate mortgage	117	-	233	406	3,869
Real estate construction	-	-	-	11	141
Total commercial and construction	118	-	353	757	5,616
Consumer
Real estate one-to-four family	-	8	53	346	1,238
Other installment	340	266	58	3	72
Total consumer	340	274	111	349	1,310
Total charge-offs	458	274	464	1,106	6,926
Net charge-offs (recoveries)	(643)	(273)	(11)	(608)	5,178

Balance at end of year	$10,528	$9,885	$10,762	$12,551	$15,643
Ratio of allowance to total loans outstanding at end of year	1.35%	1.58%	1.86%	2.35%	2.92%
Ratio of net charge-offs (recoveries) to average net loans outstanding during year	(0.10)	(0.05)	0.00	(0.12)	0.86
Ratio of allowance to total nonperforming loans	382.98	364.22	202.37	89.25	74.02

The following table sets forth the breakdown of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands):

	At March 31,
	2017		2016		2015		2014		2013
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans

Commercial and construction:
Commercial business	$1,418	13.78%	$1,048	11.11%	$1,263	13.31%	$2,409	13.43%	$2,128	13.42%
Other real estate mortgage	5,609	65.00	5,310	63.94	5,155	59.60	5,812	60.90	8,539	66.30
Real estate construction	714	5.92	416	4.28	769	5.26	387	3.65	221	1.81
Consumer:
Real estate one-to-four family	1,525	11.91	1,652	14.21	1,881	15.49	2,190	17.43	2,868	18.12
Other installment	574	3.39	751	6.46	667	6.34	463	4.59	81	0.35
Unallocated	688	-	708	-	1,027	-	1,290	-	1,806	-
Total allowance for loan losses	$10,528	100.00%	$9,885	100.00%	$10,762	100.00%	$12,551	100.00%	$15,643	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns. The policy permits investment in various types of liquid assets permissible under OCC regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds and mortgage-backed securities ("MBS"), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying securities into one of three categories:  held to maturity, available for sale or trading. At March 31, 2017, no investment securities were held for trading purposes. See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

The Company primarily purchases agency securities with maturities of five years or less and purchases a combination of MBS backed by government agencies (FHLMC, Fannie Mae ("FNMA"), U.S. Small Business Administration ("SBA") or Ginnie Mae ("GNMA")). FHLMC and FNMA securities are not backed by the full faith and credit of the United States government while SBA and GNMA securities are backed by the full faith and credit of the United States government. At March 31, 2017, the Company owned no privately issued MBS. Our real estate mortgage investment conduits ("REMICS") consist of FHLMC and FNMA securities and our CRE mortgage-backed securities consist of FNMA securities. The Company does not believe that it has any exposure to sub-prime lending in its investment securities portfolio. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated (dollars in thousands).
	At March 31,
	2017		2016		2015
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Available for sale (at estimated fair value):
Municipal securities	$2,819	1.41%	$-	-%	$-	-%
Trust preferred securities	-	-	1,808	1.20	1,812	1.61
Agency securities	16,808	8.39	19,569	12.98	13,939	12.38
REMICs	43,160	21.55	43,924	29.14	22,709	20.18
MBS	96,611	48.24	76,353	50.64	68,514	60.87
Other MBS	40,816	20.38	9,036	5.99	5,489	4.88
	200,214	99.97	150,690	99.95	112,463	99.92

Held to maturity (at amortized cost):
MBS	64	0.03	75	0.05	86	0.08

Total investment securities	$200,278	100.00%	$150,765	100.00%	$112,549	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2017 (dollars in thousands):

	One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

Municipal securities	$-	-%	$2,154	1.70%	$665	2.60%
Agency securities	13,956	1.20	2,852	1.75	-	-
REMICs	2,499	2.14	4,944	2.33	35,717	2.21
MBS	-	-	13,910	1.93	82,765	2.34
Other MBS	-	-	11,548	2.11	29,268	2.11
Total	$16,455	1.34%	$35,408	2.01%	$148,415	2.26%

(1)    For available for sale securities carried at estimated fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

Management reviews investment securities quarterly for the presence of other than temporary impairment ("OTTI"), taking into consideration current market conditions, the extent and nature of changes in estimated fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts' evaluations, the Company's ability and intent to hold investments until a recovery of estimated fair value, which may be maturity, as well as other factors. The Company's trust preferred securities investment consisted of a single collateralized debt obligation ("CDO") secured by a pool of trust preferred securities issued by other bank holding companies which during the year ended March 31, 2017, was liquidated and the Company received $1.8 million in proceeds from the liquidation. During the year ended March 31, 2017, the Company recognized a $240,000 OTTI charge related to this CDO. There was no impairment charge for this security for the years ended March 31, 2016 or 2015. For additional information related to this security, see Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

For additional information related to our Level 3 estimated fair value measurements see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at March 31, 2017 and 2016" and "Estimated Fair Value of Level 3 Assets," and Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Deposit Accounts. The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Company has focused on building customer relationship deposits which include both business and consumer depositors. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and customer preferences and concerns.

The following table sets forth the average balances of deposit accounts held by the Company at the dates indicated (dollars in thousands):
	Year Ended March 31,
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest-bearing demand	$202,376	0.00%	$170,612	0.00%	$140,949	0.00%
Interest checking	151,801	0.06	127,161	0.08	104,719	0.08
Regular savings accounts	106,324	0.10	84,485	0.10	71,202	0.10
Money market accounts	252,040	0.12	231,873	0.12	229,840	0.12
Certificates of deposit	118,769	0.53	129,427	0.55	148,573	0.61
Total	$831,310	0.14%	$743,558	0.16%	$695,283	0.19%

Deposit accounts totaled $980.1 million at March 31, 2017 compared to $779.8 million at March 31, 2016. The Company did not have any wholesale-brokered deposits at March 31, 2017 and 2016. The Company continues to focus on core deposits and growth generated by customer relationships as opposed to obtaining deposits through the wholesale markets. The Company has continued to experience increased competition for customer deposits within its market area. Customer branch deposits increased $209.8 million since March 31, 2016 including $125.7 million assumed in the MBank transaction. At March 31, 2017, the Company had $24.3 million, or 2.5% of total deposits, in Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") deposits, which were gathered from customers within the Company's primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

There were no deposits from the Trust Company at March 31, 2017. At March 31, 2016, deposits from the Trust Company totaled $4.9 million. These deposits were included in interest-bearing accounts and represent assets under management by the Trust Company. At March 31, 2017 and 2016, the Company also had $3.5 million and $15.5 million, respectively in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2017, the Company had $7.0 million of deposits through this listing service which were assumed in the MBank transaction. At March 31, 2016, the Company did not have any deposits through this listing service as the Company chose not to utilize these internet based deposits. Although the Company did not originate any internet based deposits during the year ended March 31, 2017, the Company may do so in the future consistent with its asset/liability objectives.

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

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2017 (dollars in thousands):

Maturity Period	Amount	Weighted Average Rate

Three months or less	$15,110	0.48%
Over three through six months	14,269	0.66
Over six through 12 months	25,743	0.62
Over 12 months	26,164	1.06
Total	$81,286	0.74%

Borrowings. The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco ("FRB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank's commercial loans, commercial real estate loans, first mortgage loans and investment securities. At March 31, 2017, 2016 and 2015, the Bank did not have any FHLB advances or FRB borrowings.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the United States) provided certain standards related to credit-worthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 35% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2017, the Bank had an available credit capacity of $344.4 million, subject to sufficient collateral and stock investment.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $57.4 million, subject to pledged collateral, as of March 31, 2017. The following table sets forth certain information concerning the Company's borrowings for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2017	2016	2015

Maximum amounts of FHLB advances outstanding at any month end	$-	$-	$2,100
Average FHLB advances outstanding	239	5	285
Weighted average rate on FHLB advances	0.80%	0.31%	0.33%
Maximum amounts of FRB borrowings outstanding at any month end	$-	$-	$-
Average FRB borrowings outstanding	-	5	3
Weighted average rate on FRB borrowings	-	0.88%	0.75%

At March 31, 2017, the Company had three wholly-owned subsidiary grantor trusts totaling $27.8 million that were established for the purpose of issuing trust preferred securities and common securities including a $5.2 million trust acquired in the MBank transaction. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company's common stock. The common securities issued by the grantor trusts are held by the Company, and the Company's investment in the common securities of $836,000 and $681,000 at March 31, 2017 and 2016, respectively, is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information, see also Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company's taxes, see Item 8 – "Financial Statements and Supplementary Data - Note 12 of the Notes to the Consolidated Financial Statements."

Personnel

As of March 31, 2017, the Company had 260 full‑time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

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

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2017, the Bank's investments in its wholly owned subsidiaries of $1.2 million in Riverview Services, Inc. ("Riverview Services") and $4.4 million in the Trust Company were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $25,000 for the fiscal year ended March 31, 2017 and total assets of $1.2 million at March 31, 2017. Riverview Services' operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

The Trust Company is an asset management company providing trust, estate planning and investment management services. The Trust Company had net income of $86,000 for the fiscal year ended March 31, 2017 and total assets of $4.8 million at that date. The Trust Company earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2017, total assets under management were $425.9 million. The Trust Company's operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Patrick Sheaffer	77	Chairman of the Board and Chief Executive Officer
Ronald A. Wysaske	64	President and Chief Operating Officer
Kevin J. Lycklama	39	Executive Vice President and Chief Financial Officer
Daniel D. Cox	39	Executive Vice President and Chief Credit Officer
Richard S. Michalek	72	Executive Vice President and Chief Lending Officer
Christopher P. Cline	56	President and Chief Executive Officer of Riverview Trust Company
Kim J. Capeloto	55	Executive Vice President and Chief Retail Banking Officer
(1) At March 31, 2017

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

Richard S. Michalek is Executive Vice President and Chief Lending Officer of the Company, a position he has held since June 2012. Mr. Michalek is responsible for the Bank's commercial lending division. Prior to joining Riverview in 2001, Mr. Michalek spent seven years at Northwest National Bank where he was a commercial loan officer and later managed the retail banking loan center. Mr. Michalek also spent 19 years at Seattle First National Bank/Bank of America in various capacities. Mr. Michalek holds a Bachelor of Arts degree and an M.B.A. from Seattle University and is a graduate of the Pacific Coast Banking School.

Christopher P. Cline is President and Chief Executive Officer of the Trust Company, a wholly-owned subsidiary of the Bank. Mr. Cline joined the Trust Company in 2016, after having spent eight years managing the trust department of Wells Fargo's Private Bank in Oregon and Southwest Washington. Prior to that, Mr. Cline was an estate planning attorney for 17 years, most recently as a partner at Holland & Knight. Mr. Cline has managed all aspects of the trust business, is a Fellow of the American College of Trust and Estate Counsel and is a nationally recognized speaker and author, having written books on estate planning and trust administration. Mr. Cline holds a Bachelor of Arts degree from San Francisco State University and a Juris Doctor degree from Hastings College of the Law in San Francisco.

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

Many aspects of the Dodd-Frank Act are subject to delayed effective dates and/or rulemaking by the federal banking agencies. Their impact on operations cannot yet fully be assessed. The Dodd-Frank Act has resulted in, and may continue to result in, increased regulatory burden and increased compliance costs and interest expense for the Bank, the Company and the financial services industry in general. However, in February 2017, the President issued an executive order that a policy of his administration would be making regulation efficient, effective, and appropriately tailored, and directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner consistent with the policies stated in the executive order. Any changes in laws or regulation as a result of this review could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act.

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

All savings institutions are required to pay assessments to the OCC to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OCC assessment for the fiscal year ended March 31, 2017 was $232,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2017, the Bank's lending limit under this restriction was $16.9 million and, at that date, the Bank's largest lending relationship with one borrower was $14.0 million, which consisted of one commercial real estate loan which was performing according to its original payment terms.

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

Capital Requirements.  Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital including, a common equity Tier 1 ("CET1") capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing the regulatory capital reforms required by the Dodd Frank Act and the "Basel III" requirements.

The capital standards require the maintenance of (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The Bank must also maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

There are a number of changes in what constitutes regulatory capital, which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and certain deferred tax assets over designated percentages of CET1 are deducted from capital subject to a transition period ending December 31, 2017. In addition, Tier 1 capital includes accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period ending December 31, 2017. Because of the Bank's asset size, the bank elected to take a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The risk-weightings of assets for the calculation of risk-based capital ratios also were changed to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

The Bank also must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement was subject to a phase in period, which began in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

In order to be considered well-capitalized under the prompt corrective action regulation, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%.

As of March 31, 2017, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Prompt Corrective Action.  The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. "Significantly undercapitalized" and "critically undercapitalized" institutions are subject to more extensive mandatory regulatory actions. The OCC also could take a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At March 31, 2017, the Bank's capital ratios met the regulatory capital requirements described above under "Capital Requirements" to be considered as "well capitalized".

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines which is one of 11 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business – "Deposit Activities and Other Sources of Funds – Borrowings." As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At March 31, 2017, the Bank held $1.2 million in FHLB stock, which was in compliance with this requirement. During the year ended March 31, 2017, the Bank purchased $121,000 of FHLB stock, at par.

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

Federal Deposit Insurance Corporation.  The DIF of the FDIC insures deposits in the Bank up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the fiscal year ended March 31, 2017 were $356,000.

Prior to July 1, 2016, the FDIC assessed deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories, applied to its assessment rate. An institution's assessment base is equal to average consolidated total assets minus its average tangible equity (defined as Tier 1 capital). An institution with assets reported in its Call Report that have not exceeded $10 billion for at least four consecutive quarters and has been federally insured for at least five years is considered an established small institution and is assigned to one of four risk categories based on its capital, supervisory ratings, and other factors. The Bank is considered an established small institution. Well-capitalized institutions that were financially sound with only a few minor weaknesses were assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates applied to each Risk Category, adjusted downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjusted upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates ranged from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution held more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.

On April 26, 2016, the FDIC adopted a final rule that, effective July 1, 2016, changed the method of calculating assessments for established small institutions effective the quarter following the DIF reserve ratio reaching 1.15%, which occurred on June 30, 2016. Under the final rule, the FDIC established assessment rates for established small institutions based on an institution's weighted average CAMELS component ratings and certain financial ratios. The four risk categories noted above were eliminated. Total base assessment rates range from 1.5 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 3 to 30 basis points for those with a CAMELS composite score of 3, and 11 to 30 basis points for those with CAMELS composite scores of 4 or 5, subject to certain adjustments. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments to the 1.35% ratio required by the Dodd-Frank Act. Formerly, the required reserve ratio was 1.15%.

An institution that has reported on its Call Reports total assets of $10 billion or more for at least four consecutive quarters is considered a large institution and is assessed under a complex scorecard method employing many factors, including weighted average CAMELS ratings; a performance score; leverage ratio; ability to withstand asset-related stress; certain measures of concentration, core earnings, core deposits, credit quality, and liquidity; and a loss severity score and loss severity measure. Total base assessment rates for these institutions currently range from 1.5 to 40 basis points, subject to certain adjustments, and are expected to decrease in the future as the reserve ratio increases in specified increments.

The Dodd-Frank Act directs the FDIC to offset the effects of higher assessments due to the increase in the reserve ratio on established small institutions by charging higher assessments to large institutions. To implement this mandate, large and highly complex institutions must pay an annual surcharge of 4.5 basis points on their assessment base beginning July 1, 2016. If the DIF reserve ratio has not reached 1.35% by December 31, 2018, the FDIC plans to impose a shortfall assessment on large institutions on March 31, 2019. The FDIC may increase or decrease its rates by 2 basis points without further rule-making. In an emergency, the FDIC may also impose a special assessment.

Since established small institutions will be contributing to the DIF while the reserve ratio remains between 1.15% and 1.35% and the large institutions are paying a surcharge, the FDIC will provide assessment credits to the established small institutions for the portion of their assessments that contribute to the increase. When the reserve ratio reaches 1.35%, the FDIC will automatically apply an established small institution's assessment credits to reduce its regular deposit insurance assessments.

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

Any institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter. As of March 31, 2017, the Bank maintained 91.34% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

Limitations on Capital Distributions. OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve. The Federal Reserve or the OCC may object to a capital distribution based on safety and soundness concerns. Additional restrictions on Bank dividends may apply if the Bank fails the QTL test. In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited, which may limit the ability of the Company to pay dividends to its stockholders.

Activities of Associations and their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the savings institution controls, the savings institution must file a notice or application with the FDIC and the OCC at least 30 days in advance and receive regulatory approval or non-objection. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. At March 31, 2017, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC.

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

Bank Secrecy Act/Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

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

Savings and Loan Holding Company Regulations

General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the Federal Reserve. Accordingly, the Company is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. In accordance with the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. These and other Federal Reserve policies may restrict the Company's ability to pay dividends.

Capital Requirements. For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at March 31, 2017, the Company would have exceeded all regulatory capital requirements. See "-Federal Regulation of Savings Institutions-- Capital Requirements" above.

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

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A decline in the economies of the seven counties in which we operate, including the Portland, Oregon metropolitan area, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent withdrawal by the United States from the Trans-Pacific Partnership trade agreement may also affect these businesses.

While real estate values and unemployment rates have recently improved, a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:
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
A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected:
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

We originate real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2017, construction loans totaled $46.2 million, or 5.92% of our total loan portfolio, of which $19.1 million were for residential real estate projects. Undisbursed funds for construction projects totaled $47.3 million at March 31, 2017. Land loans, which are loans made with land as security, totaled $15.9 million, or 2.04% of our total loan portfolio at March 31, 2017. Land loans include raw land and land acquisition and development loans.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project and the time needed to sell the property at completion. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Further, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project, and thus pose a greater potential risk than construction loans to individuals on their personal residences. Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions.

At March 31, 2017, total committed construction and land loans totaled $109.3 million comprised mainly of $7.9 million of speculative construction loans, $15.9 million of land acquisition and development loans, $59.6 million of commercial/multi-family construction loans and $20.7 million of custom/presold construction loans.

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

At March 31, 2017, we had $490.8 million of commercial and multi-family real estate mortgage loans, representing 62.97% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  A secondary market for most types of commercial real estate and multi-family loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial or multi-family real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial and multi-family real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 349% of total risk-based capital at March 31, 2017. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

Our business may be adversely affected by credit risk associated with residential property.

At March 31, 2017, $92.9 million, or 11.91% of our total loan portfolio, was secured by one-to-four family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington and Oregon housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.
Many of our one-to-four family loans and home equity lines of credit are secured by liens on mortgage properties. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.
Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
At March 31, 2017, we had $107.4 million, or 13.78% of total loans, in commercial business loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. This collateral may consist of equipment, inventory, accounts receivable, or other business assets. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower.
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

The Financial Accounting Standards Board has adopted a new accounting standard update ("ASU") that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as "Current Expected Credit Loss", or "CECL", will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses at inception of the loan. This will change the current method of providing allowances for credit losses that are probable of having been incurred, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. For more on this ASU, see Note 1 of the Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Our consumer loan portfolio has increased risk due to the substantial amount of indirect automobile loans.

Our consumer loan portfolio includes a substantial number of indirect loans which are automobile loans purchased by us from another financial institution as well as other installment consumer loans. These indirect automobile loans were originated through a single dealership group located outside the Company's primary market area. Unlike a direct loan where the borrower makes an application directly to the lender, in these loans the dealer, who has a direct financial interest in the loan transaction, assists the borrower in preparing the loan application. Indirect automobile loans we purchased are underwritten by us using substantially similar guidelines to our internal guidelines. However, because these loans are originated through a third party and not directly by us, we do not have direct contact with the borrower and therefore these loans may be more susceptible to a material misstatement on the loan application and present greater risks than other types of lending activities. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. At March 31, 2017, our other installment consumer loans totaled $26.4 million, or 3.38% of our total loan portfolio, of which indirect automobile loans totaled $23.6 million, representing 89.4% of total consumer loans. At March 31, 2017, thirteen of the purchased automobile loans were on non-accrual status totaling $108,000.

The Company also originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. At March 31, 2017 and 2016, excluding the purchased automobile loans noted above, the Company had no installment loans on non-accrual status.

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

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is taken in as REO and at certain other times during the assets' holding periods. Our net book value ("NBV") in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's NBV over its fair value. If our valuation process is incorrect, or if property values decline, the fair value of the investments in real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional write-downs. Significant write-downs to our investments in real estate could have a material adverse effect on our financial condition, liquidity and results of operations.

In addition, bank regulators periodically review our REO and may require us to recognize further write-downs. Any increase in our write-downs, as required by the bank regulators, may have a material adverse effect on our financial condition, liquidity and results of operations.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for OTTI. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and international economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. In December 2016 and March 2017, the Federal Reserve slightly increased the Fed Funds rate by 25 basis points at each date and intends further increases during 2017 subject to economic conditions. As the Federal Reserve increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but also can affect: (1) our ability to originate and/or sell loans; (2) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; (4) the ability of our borrowers to repay adjustable or variable rate loans; and (5) the average duration of our mortgage backed securities portfolio and other interest-earning assets.
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At March 31, 2017, we had $99.9 million in certificates of deposit that mature within one year and $242.7 million in non-interest bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our consolidated balance sheet or projected operating results. See Item 7A., "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-K.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.
Liquidity is essential to our business; therefore, the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued uncertainty in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB, the Federal Reserve Bank of San Francisco or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. In this case, our results of operations and financial condition would be negatively affected.

An increase in interest rates, change in the programs offered by governmental sponsored entities ("GSE") or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by FNMA, FHLMC,
GNMA and non-GSE entities. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

We may be adversely affected by risks associated with completed and potential acquisitions.

As part of our general growth strategy, we have recently expanded our business through the purchase and assumption transaction in which the Company purchased certain assets and assumed certain liabilities of MBank, the wholly owned subsidiary of Merchants Bancorp. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

•	Higher than expected deposit attrition;

•	Our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny;

•	Prices at which acquisitions can be made may not be acceptable to us;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal adverse effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and

•
We expect our net income will increase following our acquisitions, however, we also expect our general and administrative expenses and consequently our efficiency rates will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term.

The required accounting treatment of loans we acquire through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under GAAP, we are required to record loans acquired through acquisitions, including purchase credit-impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management's initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the "discount") is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.

A general decline in economic conditions may adversely affect the fees generated by our asset management company.

To the extent our asset management clients and their assets become adversely affected by weak economic and stock market conditions, they may choose to withdraw the amount of assets managed by us and the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, the revenues generated by the Trust Company will be adversely affected.

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
In accordance with GAAP, we record assets acquired and liabilities assumed in a business combination at their fair values with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, business combinations typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. We performed our annual goodwill impairment test during the quarter-ended December 31, 2016, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which could adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital. The recent MBank transaction has increased our goodwill.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.
The financial services industry is extensively regulated. The Bank is subject to extensive examination, supervision and comprehensive regulation by the OCC and the FDIC, and Riverview is subject to examination, supervision and regulation by the Federal Reserve. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the deposit insurance fund and consumers and not to benefit our shareholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on our operations, the classification of our assets, the determination of the level of our allowance for loan losses, and the level of deposit insurance premiums assessed. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defend our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Because our business is highly regulated, the applicable laws, rules and regulations are subject to constant modification and change, and the laws, rules, and regulations adopted in the future could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, or prospects. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
As discussed under "Business-Regulation" in Item I of this form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
The CFPB, which was created under the Dodd-Frank Act, has issued a number of final regulations and changes to certain consumer protections under existing laws and continues to issue new rules. These final rules (including the qualified mortgage rule), generally prohibit creditors from extending mortgage loans without regard for the consumers' ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require creditors to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules has increased our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. This includes compliance with the Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure ("TRID") rule, which combines certain disclosures that consumers receive in connection with applying for and closing a mortgage loan. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities. The CFPB has adopted a number of additional requirements and issued additional guidance, including with respect to appraisals, escrow accounts and servicing, each of which entails increased compliance costs. We will continue to monitor these developments and analyze the expected impacts on our business.
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

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street. The Company's operational center is also located in Vancouver, Washington (both offices are leased). At March 31, 2017, the Bank had 10 offices located in Clark County, Washington (five of which are leased), one office in Cowlitz County, Washington, two offices in Klickitat County, Washington and one office in Skamania County, Washington. The Bank also had four offices in Multnomah County, Oregon, one leased office in Washington County, Oregon and one office in Marion County, Oregon. The Trust Company had one office as part of the executive offices lease and one leased office in Clackamas County, Oregon.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2017, there were 22,510,890 shares of Company common stock issued and outstanding, 638 stockholders of record and an estimated 2,397 holders in nominee or "street name." Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OCC regulations require the Bank to give the OCC 30 days advance notice of any proposed declaration of dividends to the Company, and the OCC has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OCC imposes certain limitations on the payment of dividends from the Bank to the Company, which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank's conversion from the mutual stock form of organization. See Item 1. "Business-Regulation-Federal Regulation of Savings Institutions-Limitations on Capital Distributions." and Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol "RVSB". The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends for each quarter during the 2017 and 2016 fiscal years:
Fiscal Year Ended March 31, 2017	High	Low	Cash Dividends Declared

Quarter ended March 31, 2017	$7.90	$6.87	$0.0200
Quarter ended December 31, 2016	7.61	5.23	0.0200
Quarter ended September 30, 2016	5.41	4.69	0.0200
Quarter ended June 30, 2016	4.89	4.30	0.0200

Fiscal Year Ended March 31, 2016	High	Low	Cash Dividends Declared

Quarter ended March 31, 2016	$4.76	$4.20	$0.02000
Quarter ended December 31, 2015	5.11	4.35	0.01750
Quarter ended September 30, 2015	4.75	4.15	0.01500
Quarter ended June 30, 2015	4.52	4.08	0.01250

Stock Repurchase

The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion and are also contingent upon our overall financial condition, as well as general market conditions. The Company did not repurchase any shares of its common stock during the years ended March 31, 2017, 2016 or 2015.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

	3/31/12*	3/31/13	3/31/14	3/31/15	3/31/16	3/31/17

Riverview Bancorp, Inc.	100.00	116.81	151.57	199.12	188.10	325.05
S & P 500	100.00	113.96	138.87	156.55	159.34	186.71
NASDAQ Bank	100.00	113.96	149.97	151.78	152.87	217.87

*$100 invested on 3/31/12 in stock or index-including reinvestment of dividends

Copyright © 2017, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.  Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2017, 2016, 2015, 2014 and 2013 and for the years then ended have been derived from the Company's audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" included in this Form 10-K.

	At March 31,
	2017	2016	2015	2014	2013
	(In thousands)
FINANCIAL CONDITION DATA:
Total assets	$1,133,939	$921,229	$858,750	$824,521	$777,003
Loans receivable, net	768,904	614,934	569,010	520,937	520,369
Loans held for sale	478	503	778	1,024	831
Investment securities available for sale	200,214	150,690	112,463	101,969	6,647
Investment securities held to maturity	64	75	86	101	125
Cash and cash equivalents	64,613	55,400	58,659	68,577	115,415
Deposits	980,058	779,803	720,850	690,066	663,806
Shareholders' equity	111,264	108,273	103,801	97,978	78,442

	Years Ended March 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
OPERATING DATA:
Interest and dividend income	$35,627	$30,948	$28,626	$26,804	$32,932
Interest expense	1,869	1,742	1,916	2,568	3,485
Net interest income	33,758	29,206	26,710	24,236	29,447
Provision for (recapture of) loan losses	-	(1,150)	(1,800)	(3,700)	900
Net interest income after provision for (recapture of) loan losses	33,758	30,356	28,510	27,936	28,547
Gains from sales of loans, securities and real estate owned	493	338	674	422	1,002
Other non-interest income	9,521	9,037	8,201	7,945	7,871
Non-interest expense	32,981	29,947	30,744	31,961	34,758
Income before income taxes	10,791	9,784	6,641	4,342	2,662
Provision (benefit) for income taxes	3,387	3,426	2,150	(15,081)	29
Net income	$7,404	$6,358	$4,491	$19,423	$2,633
Earnings per share:
Basic	$0.33	$0.28	$0.20	$0.87	$0.12
Diluted	0.33	0.28	0.20	0.87	0.12
Dividends per share	0.08000	0.06500	0.01125	-	-

	At or For the Years Ended March 31,
	2017	2016	2015	2014	2013

KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets	0.76%	0.72%	0.54%	2.46%	0.33%
Return on average equity	6.66	5.93	4.42	23.73	3.41
Dividend payout ratio (1)	24.24	23.21	5.63	-	-
Interest rate spread	3.72	3.60	3.52	3.29	3.95
Net interest margin	3.79	3.67	3.59	3.37	4.06
Non-interest expense to average assets	3.38	3.39	3.70	4.05	4.30
Efficiency ratio (2)	75.35	77.62	86.40	98.03	90.70
Average equity to average assets	11.39	12.14	12.23	10.37	9.55

Asset Quality Ratios:
Allowance for loan losses to total net loans at end of period	1.35	1.58	1.86	2.35	2.92
Allowance for loan losses to nonperforming loans	382.98	364.22	202.37	89.25	74.02
Net charge-offs (recoveries) to average outstanding loans during the period	(0.10)	(0.05)	-	(0.12)	0.86
Ratio of nonperforming assets to total assets	0.27	0.36	0.81	2.64	4.73
Ratio of nonperforming loans to total loans	0.35	0.43	0.92	2.64	3.94
Capital Ratios:
Total capital to risk-weighted assets	14.06	16.07	15.89	16.66	15.29
Tier 1 capital to risk-weighted assets	12.81	14.81	14.63	15.40	14.02
Common equity tier 1 capital to risk-weighted assets	12.81	14.81	14.63	N/A	N/A
Leverage ratio	10.21	11.18	10.89	10.71	9.99

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

Critical Accounting Policies

The Company has established various accounting policies that govern the application of GAAP in the preparation of the Company's Consolidated Financial Statements. The Company has identified policies that due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of investment securities, the valuation of REO and foreclosed assets, goodwill valuation and the calculation of income taxes. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussions and Analysis contained herein and in the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 of the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies," describes generally the Company's accounting policies. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

Investment Securities
Investment securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investment securities held to maturity are carried at amortized cost. Unrealized losses on investment securities held to maturity due to fluctuations in fair value are recognized when it is determined that a credit-related other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Investment securities that the Company intends to hold for an indefinite period, but not necessarily to maturity, are classified as available for sale. Such securities may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates and similar factors. Investment securities available for sale are reported at estimated fair value. Unrealized gains and losses on investment securities available for sale, net of the related deferred tax effect, are included in total comprehensive income and are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on sales of investment securities available for sale, determined using the specific identification method, are included in earnings on the trade date. Amortization of premiums and accretion of discounts are recognized in interest income over the period to contractual maturity or expected call, if sooner.

The Company analyzes investment securities for other than temporary impairment ("OTTI") on a quarterly basis. OTTI is separated into a credit component and noncredit component. Credit component losses are reported in non-interest income when the present value of expected future cash flows is less than the amortized cost. Noncredit component losses are recorded in other comprehensive income (loss) when the Company (1) does not intend to sell the security or (2) is not more likely than not to have to sell the security prior to the security's anticipated recovery. If the Company is likely to sell an investment security, any noncredit component losses are recognized, and are reported in non-interest income.

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

Valuation of REO and Foreclosed Assets
REO consists of properties acquired through foreclosure and is initially recorded at the estimated fair value of the properties, less estimated costs of disposal. At the time of foreclosure, specific charge-offs are taken against the allowance for loan losses based upon a detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Subsequently, the Company performs an evaluation of the properties and records a valuation allowance with an offsetting charge to real estate owned expenses for any declines in value. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. The amounts the Company will ultimately recover and record in the accompanying consolidated financial statements from the disposition of REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for the sale of the property. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.

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

Operating Strategy

Fiscal year 2017 marked the 94th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2017, commercial and construction loans represented 84.7% of total loans. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

The Company's goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular, commercial real estate and commercial business loans), increasing core deposit balances, managing problem assets, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and our core deposits by expanding its customer base throughout its primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives, such as the recently completed acquisition of certain assets and assumption of certain liabilities from MBank and Merchants Bancorp.

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed the delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. In the past several years, the Company has applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios resulting in improved credit metrics/asset quality. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Implementation of a Profit Improvement Plan ("PIP"). The Company has formed a committee comprised of several members of management and the board of directors to undertake several initiatives to reduce non-interest expense and continue our on-going efforts to identify cost savings opportunities throughout all aspects of the Company's operations. The PIP committee's mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment and other noninterest expenditures. In this regard, the Company has reduced its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 75.4% at March 31, 2017.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $425.9 million and $389.1 million at March 31, 2017 and March 31, 2016, respectively. During the quarter ended December 31, 2016, the Company switched its existing debit card holders from Visa® to MasterCard®. The change in debit card service providers is expected to increase interchange revenue and provide cost savings to the Company.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, over the past several years the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers' needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers' cash management needs and compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts ("IOLTA"), public funds and Internet based deposits) increased $209.8 million at March 31, 2017 compared to March 31, 2016, reflecting both the deposits assumed from MBank and organic deposit growth.

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

Comparison of Financial Condition at March 31, 2017 and 2016

Cash and cash equivalents, including interest-earning accounts, totaled $64.6 million at March 31, 2017 compared to $55.4 million at March 31, 2016. The increase in cash balances was primarily driven by the increase in deposits assumed and the cash received from the MBank transaction. See Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. The Company has deployed a portion of its excess cash balances into investment securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At March 31, 2017, certificates of deposits held for investment totaled $11.0 million compared to $16.8 million at March 31, 2016.

Investment securities totaled $200.3 million and $150.7 million at March 31, 2017 and 2016, respectively. The increase was due to a decision by the Company to invest additional excess cash into higher yielding investment securities. During the year ended March 31, 2017, the Company purchased $92.4 million of investment securities. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At March 31, 2017, the Company determined that none of its investment securities required an OTTI charge. For additional information on the Company's investment securities, see Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans receivable, net, totaled $768.9 million at March 31, 2017, compared to $614.9 million at March 31, 2016, an increase of $154.0 million. The increase was due to loans acquired from MBank and continued net organic loan growth of $50.6 million. The Company has had steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Goodwill was $27.1 million at March 31, 2017 compared to $25.6 million at March 31, 2016. The increase in goodwill is attributable to the assets acquired and the liabilities assumed from the MBank transaction. Prior to completing the MBank transaction, the Company performed its annual goodwill impairment test during the third quarter ended December 31, 2016. The results of this test indicated that the Company's goodwill was not impaired. The Company recorded $1.5 million of goodwill related to the MBank transaction and determined there was no goodwill impairment from the time the Company completed the MBank transaction and March 31, 2017. For additional information on our goodwill impairment testing, see "Goodwill Valuation" included in this Item 7.

Deposit accounts increased $200.3 million to $980.1 million at March 31, 2017 compared to $779.8 million at March 31, 2016. The increase is the result of deposits assumed from MBank and continued organic deposit growth. See Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. The Company had no wholesale-brokered deposits as of March 31, 2017 or March 31, 2016. Core branch deposits accounted for 97.6% of total deposits at March 31, 2017 compared to 95.8% at March 31, 2016. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' equity increased $3.0 million to $111.3 million at March 31, 2017 from $108.3 million at March 31, 2016. The increase was mainly attributable to net income of $7.4 million. The increase was partially offset by cash dividends declared of $1.8 million and a decrease in other comprehensive income (loss) related to unrealized holding loss on securities available for sale of $2.8 million for the year ended March 31, 2017.

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

The Company performed its annual goodwill impairment test as of October 31, 2016. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit's projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management's best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 8.0%, a net interest margin that approximated 4.0% and a return on assets that ranged from 0.83% to 1.23% (average of 1.04%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 13.85% utilized for our cash flow estimates and a terminal value estimated at 1.56 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.0 times tangible book value. The Company calculated a fair value of its reporting unit of $159.3 million using the corporate value approach, $151.8 million using the income approach and $150.0 million using the market approach, with a final concluded value of $152.0 million, with primary weight given to the market approach. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

Estimated Fair Value of Level 3 Assets

The Company determines the estimated fair value of certain assets that are classified as Level 3 under the fair value hierarchy established under GAAP. These Level 3 assets are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the estimated fair value of the assets. These Level 3 assets include certain loans measured for impairment and REO for which there is neither an active market for identical assets from which to determine fair value, nor is there sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs in a valuation model. Under these circumstances, the estimated fair values of these assets are determined using pricing models, discounted cash flow methodologies, appraisals, and other valuation methods in accordance with accounting standards, for which the determination of fair value requires significant management judgment or estimation.
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

Certain loans included in the loan portfolio were deemed impaired at March 31, 2017. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or by estimating the present value of expected future cash flows, discounted at the loan's effective interest rate.

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

Comparison of Operating Results for the Years Ended March 31, 2017 and 2016

Net Income.  Net income was $7.4 million, or $0.33 per diluted share, for the year ended March 31, 2017, compared to $6.4 million, or $0.28 per diluted share, for the year ended March 31, 2016. The earnings for the year ended March 31, 2017 improved due to an increase in net interest income and non-interest income, which was partially offset by an increase in non-interest expense. In addition, net income for the year ended March 31, 2017 did not include any provision or recapture of loan loss compared to a recapture of loan losses of $1.2 million for the prior fiscal year.

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

Net interest income for fiscal year 2017 increased $4.6 million, or 15.6%, to $33.8 million compared to $29.2 million in fiscal year 2016. The net interest margin for the fiscal year ended March 31, 2017 was 3.79% compared to 3.67% for the prior fiscal year. This increase in the net interest margin was primarily the result of the increase in the average balance of loans receivable and investment securities.

Interest and Dividend Income.  Interest and dividend income was $35.6 million for the fiscal year ended March 31, 2017 compared to $30.9 million for the fiscal year ended March 31, 2016. The increase was due primarily to the increase in the average balance of loans receivable and investment securities which resulted in an increase in interest income of $3.8 million and $866,000, respectively, for the fiscal year ended March 31, 2017 compared to the prior fiscal year.

The average balance of net loans increased $69.7 million to $663.1 million for the fiscal year ended March 31, 2017 from $593.4 million for the prior fiscal year. The average yield on net loans was 4.77% for the year ended March 31, 2017 compared to 4.68% for the prior fiscal year. The average balance of investment securities increased $41.4 million to $175.9 million at March 31, 2017 compared to $134.4 million at March 31, 2016.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2017 totaled $1.9 million, a $127,000 or 7.29% increase from $1.7 million for the fiscal year ended March 31, 2016. The increase in interest expense was primarily the result of an increase in interest expense related to variable rate subordinated debentures, which repriced quarterly based on the three-month LIBOR, and an increase in the average balance of interest-bearing deposits. The weighted average interest rate on other interest-bearing liabilities increased to 2.76% for the fiscal year ended March 31, 2017 compared to 2.27% for the prior fiscal year. The average balance of interest-bearing deposits increased $56.0 million to $628.9 million for the fiscal year ended March 31, 2017 compared to $572.9 million for the fiscal year ended March 31, 2016. The weighted average interest rate on interest-bearing deposits decreased to 0.18% for fiscal year ended March 31, 2017 from 0.20% for the prior fiscal year.

Provision for Loan Losses. There was no provision for or recapture of loan losses for the fiscal year 2017 as a result of adequate reserves already in place and overall net recoveries. The recapture of loan losses totaled $1.2 million for the fiscal year ended 2016. The recapture of loan losses for fiscal year 2016 was primarily a result of a decrease in charge-offs and the decline in the level of delinquent, nonperforming and classified loans, as well as the stabilization of real estate values in our market areas.

In accordance with business combination accounting, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe the ratio of the allowance for loan losses to total loans including acquired loans, a non-GAAP financial measure, should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the MBank transaction. At March 31, 2017, the Company had an allowance for loan losses of $10.5 million, or 1.35% of total loans, compared to $9.9 million, or 1.58% at March 31, 2016. If the allowance for loan losses and loans were grossed up to account for loans acquired from MBank and the remaining acquisition loan discount as of March 31, 2017, the adjusted allowance for loan losses to adjusted loans would have been 1.73%. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Net recoveries for the year ended March 31, 2017 and 2016 were $643,000 and $273,000, respectively. Net recoveries to average net loans for the year ended March 31, 2017 and 2016 were (0.10)% and (0.05)%, respectively. Nonperforming loans remained at $2.7 million at both March 31, 2017 and 2016. The allowance as a percentage of nonperforming loans increased to 382.98% at March 31, 2017 compared to 364.22% at March 31, 2016.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2017, the Company had identified $11.9 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $10.7 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. The remaining $1.2 million have specific valuation allowances totaling $88,000. Charge-offs on these impaired loans totaled $83,000 from their original loan balances. Based on a comprehensive analysis, management deemed the allowance for loan losses of $10.5 million at March 31, 2017 adequate to cover probable losses inherent in the loan portfolio. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income. Non-interest income increased $639,000 to $10.0 million for the year ended March 31, 2017 from $9.4 million for fiscal year 2016. The increase in non-interest income was primarily due to the increase in fees and service charges and net gains on sales of loans held for sale of $331,000 and $131,000, respectively. Additionally, other non-interest income in fiscal year 2017 increased $411,000 due primarily to a BOLI death benefit on a former employee of $423,000. These increases were partially offset by a decrease in asset management fees of $224,000 for the year ended March 31, 2017 compared to the prior fiscal year. Other non-interest income for the year ended March 31, 2017 included a $240,000 OTTI charge related to a collateralized debt obligation security which was not present for the year ended March 31, 2016. Additionally, losses on sales of REO, which is included in other non-interest income, decreased $182,000 for the year ended March 31, 2017 compared to the prior fiscal year.

Non-Interest Expense. Non-interest expense increased $3.0 million to $33.0 million for fiscal year ended March 31, 2017 compared to $29.9 million for fiscal year ended March 31, 2016. Salaries and employee benefits increased $1.7 million for the year ended March 31, 2017 compared to the prior fiscal year partially due to additional staffing as a result of the MBank transaction. Professional fees increased $724,000 for the year ended March 31, 2017 primarily due to $653,000 in professional fees incurred related to the MBank transaction. Data processing expense increased $336,000 for the year ended March 31, 2017 compared to the prior fiscal year reflecting additional costs required to operate an additional core banking system as well as costs for conversion and integration of these two core banking systems associated with the MBank transaction. Litigation settlement costs related to an REO property increased $400,000 for the year ended March 31, 2017 compared to the prior fiscal year and the litigation was final settled in fiscal year 2017. In addition, advertising and marketing expense increased $85,000 for the year ended March 31, 2017 compared to the prior fiscal year. Offsetting these increases was a decrease in REO expenses (which include operating costs and write-downs on property) of $513,000 for fiscal year 2017 compared to fiscal year 2016. This decrease was primarily due to the decrease in REO balances as well as the stabilization of real estate values in the Company's market area. In addition, the Company's FDIC insurance premiums also decreased $144,000 compared to the prior fiscal year reflecting a decrease in the Bank's FDIC assessment rates.

Income Taxes. The provision for income taxes was $3.4 million for the fiscal years ended March 31, 2017 and 2016. The effective tax rate was 31.4% for the year ended March 31, 2017 compared to 34.8% for the year ended March 31, 2016. As of March 31, 2017, management deemed that a deferred tax asset valuation allowance related to the Company's deferred tax asset was not necessary. At March 31, 2017, the Company had a deferred tax asset of $7.6 million which included $1.1 million for federal and state net operating loss carryforwards, which will expire in 2032 through 2034. See Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of the Company's income taxes.

Comparison of Operating Results for the Years Ended March 31, 2016 and 2015

Net Income.  Net income was $6.4 million, or $0.28 per diluted share, for the year ended March 31, 2016, compared to $4.5 million, or $0.20 per diluted share, for the year ended March 31, 2015. The earnings for the years ended March 31, 2016 and 2015 reflected an improvement in net interest income and continued improvement in asset quality. Further, earnings improved for the year ended March 31, 2016 due to an increase in non-interest income, primarily due to increased fees and service charges and a decrease in non-interest expenses, primarily due to the decrease in REO expenses, FDIC insurance premium expense, professional fees expense and salaries and employee benefits. In addition, net income for the year ended March 31, 2016 included a recapture of loan losses of $1.2 million compared to $1.8 million for the prior fiscal year.

Net Interest Income.  Net interest income for fiscal year 2016 increased $2.5 million, or 9.3%, to $29.2 million compared to $26.7 million in fiscal year 2015. The net interest margin for the fiscal year ended March 31, 2016 was 3.67% compared to 3.59% for the prior fiscal year. This increase in the net interest margin was primarily the result of the increase in the average balance of loans receivable and investment securities.

Interest and Dividend Income.  Interest and dividend income was $30.9 million for the fiscal year ended March 31, 2016 compared to $28.6 million for the fiscal year ended March 31, 2015. The increase was due primarily to the increase in the average balance of loans receivable and investment securities which resulted in an increase in interest income of $1.9 million and $435,000, respectively, for the fiscal year ended March 31, 2016 compared to the prior fiscal year.

The average balance of net loans increased $36.0 million to $593.4 million for the fiscal year ended March 31, 2016 from $557.4 million for the prior fiscal year. The average yield on net loans was 4.68% for the year ended March 31, 2016 compared to 4.65% for the prior year. During the year ended March 31, 2016, the Company also reversed $9,000 of interest income on nonperforming loans compared to $39,000 for the prior fiscal year. The average balance of investment securities increased $11.8 million to $134.4 million at March 31, 2016 compared to $122.6 million at March 31, 2015.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2016 totaled $1.7 million, a $174,000 or 9.1% decrease from $1.9 million for the fiscal year ended March 31, 2015. The decrease in interest expense was primarily the result of declining deposit costs due to the Company's decision to maintain low interest offerings on its deposit products in addition to the decline in the percentage of deposits representing certificates of deposit that yield a higher interest rate compared to savings and demand deposits that yield a lower interest rate. The weighted average interest rate on interest-bearing deposits decreased to 0.20% for fiscal year ended March 31, 2016 from 0.24% for the prior fiscal year.

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

Non-Interest Income. Non-interest income increased $500,000 to $9.4 million for the year ended March 31, 2016 from $8.9 million for fiscal year 2015. The increase in non-interest income was primarily due to the increase in fees and service charges of $529,000 in fiscal year 2016 compared to fiscal year 2015 primarily as a result of an increase in prepayment penalties on loan payoffs. Offsetting these increases was a decrease in other non-interest income of $249,000 for the year ended March 31, 2016 compared to the prior fiscal year primarily due to the Company recording a gain on the sale of investment securities of $158,000 in the year ended March 31, 2015 that was not present for the year ended March 31, 2016.

Non-Interest Expense. Non-interest expense decreased $797,000 to $29.9 million for fiscal year ended March 31, 2016 compared to $30.7 million for fiscal year ended March 31, 2015. Salaries and employee benefits decreased $111,000 for the year ended March 31, 2016 compared to the prior fiscal year. REO expenses (which include operating costs and write-downs on property) decreased $427,000 for fiscal year 2016 compared to fiscal year 2015. This decrease was primarily due to the decrease in REO balances as well as the stabilization of real estate values in the Company's market area. Professional fess expenses decreased $185,000 for the year ended March 31, 2016 compared to the prior fiscal year. In addition, the Company's FDIC insurance premiums also decreased $127,000 compared to the prior fiscal year reflecting the Bank's improved financial condition. Offsetting these decreases was an increase in advertising and marketing expense of $41,000 for the year ended March 31, 2016 compared to the prior fiscal year. Furthermore, other non-interest expense increased due to an increase in stock related expenses of $114,000 compared to the prior fiscal year.

Income Taxes. The provision for income taxes was $3.4 million and $2.2 million for the fiscal years ended March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016, management deemed that a deferred tax asset valuation allowance related to the Company's deferred tax asset was not necessary. At March 31, 2016, the Company had a deferred tax asset of $9.2 million which included $4.8 million for federal and state net operating loss carryforwards. See Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of the Company's income taxes.

Average Balance Sheet.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $1.3 million, $980,000 and $767,000 were included in interest income for the years ended March 31, 2017, 2016 and 2015, respectively.

	Years Ended March 31,
	2017			2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$547,609	$26,609	4.86%	$463,023	$22,120	4.78%	$429,420	$20,102	4.68%
Non-mortgage loans	115,460	5,000	4.33	130,392	5,675	4.35	128,020	5,794	4.53
Total net loans (1)	663,069	31,609	4.77	593,415	27,795	4.68	557,440	25,896	4.65

Investment securities (2)	175,862	3,589	2.04	134,449	2,709	2.01	122,618	2,274	1.85
Daily interest- bearing assets	238	-	-	735	-	-	1,749	-	-
Other earning assets	51,547	443	0.86	67,276	444	0.66	62,063	456	0.73
Total interest- earning assets	890,716	35,641	4.00	795,875	30,948	3.89	743,870	28,626	3.85

Non-interest-earning assets:
Office properties and equipment, net	14,435			15,019			15,987
Other non-interest- earning assets	70,906			71,361			71,530
Total assets	$976,057			$882,255			$831,387

Interest-bearing liabilities:
Regular savings accounts	$106,324	$110	0.10	$84,485	$85	0.10	$71,202	$71	0.10
Interest checking accounts	151,801	98	0.06	127,161	99	0.08	104,719	79	0.08
Money market accounts	252,040	309	0.12	231,873	272	0.12	229,840	277	0.12
Certificates of deposit	118,769	634	0.53	129,427	717	0.55	148,573	899	0.61
Total interest- bearing deposits	628,934	1,151	0.18	572,946	1,173	0.20	554,334	1,326	0.24

Other interest- bearing liabilities	25,977	718	2.76	25,061	569	2.27	25,293	590	2.33
Total interest- bearing liabilities	654,911	1,869	0.28	598,007	1,742	0.29	579,627	1,916	0.33

Non-interest- bearing liabilities:
Non-interest- bearing deposits	202,376			170,612			140,949
Other liabilities	7,560			6,503			9,096
Total liabilities	864,847			775,122			729,672
Shareholders' equity	111,210			107,133			101,715
Total liabilities and shareholders' equity	$976,057			$882,255			$831,387
Net interest income		$33,772			$29,206			$26,710
Interest rate spread			3.72%			3.60%			3.52%
Net interest margin			3.79%			3.67%			3.59%
Ratio of average interest-earning assets to average interest- bearing liabilities			136.01%			133.09%			128.34%
Tax Equivalent Adjustment (3)		$14			$-			$-

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

	Year Ended March 31,
	2017 vs. 2016			2016 vs. 2015

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$4,113	$376	$4,489	$1,586	$432	$2,018
Non-mortgage loans	(649)	(26)	(675)	108	(227)	(119)
Investment securities (1)	840	40	880	230	205	435
Daily interest-bearing	-	-	-	-	-	-
Other earning assets	(118)	117	(1)	35	(47)	(12)
Total interest income	4,186	507	4,693	1,959	363	2,322

Interest Expense:
Regular savings accounts	25	-	25	14	-	14
Interest checking accounts	22	(23)	(1)	20	-	20
Money market deposit accounts	37	-	37	(5)	-	(5)
Certificates of deposit	(58)	(25)	(83)	(103)	(79)	(182)
Other interest-bearing liabilities	22	127	149	(5)	(16)	(21)
Total interest expense	48	79	127	(79)	(95)	(174)
Net interest income	$4,138	$428	$4,566	$2,038	$458	$2,496

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

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve: the origination of adjustable rate loans; increasing commercial loans, consumer loans that are adjustable rate and other short-term loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one-to-four family residential mortgage loans; matching asset and liability maturities; investing in short-term securities; and selling most long term, fixed-rate, one-to-four family mortgage loan originations. The strategy for liabilities has been to shorten the maturities for both deposits and borrowings. The longer-term objective is to increase the proportion of noninterest bearing demand deposits, low interest bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce our overall cost of funds.

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed-rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed-rate loan portfolio. See "Item 1.  Business – Lending Activities – Mortgage Loan Servicing."

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $490.6 million or 62.95% of total loans at March 31, 2017 as compared to $340.6 million or 54.52% at March 31, 2016. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed-rate loans. See Item 1. "Business - Lending Activities – Real Estate Construction " and "- Lending Activities - Consumer Lending."

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2017, the combined portfolio carried at $200.3 million had an average term to repricing or maturity of 4.9 years. Adjustable rate mortgage-backed securities totaled $10.2 million at March 31, 2017 compared to $12.4 million at March 31, 2016. See Item 1. "Business – Investment Activities."

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the year ended March 31, 2017, the Bank used its sources of funds primarily to fund loan commitments and purchase additional investment securities. At March 31, 2017, cash and available for sale investments totaled $275.9 million, or 24.3% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At March 31, 2017, the Bank had no advances from the FRB and had a borrowing capacity of $57.4 million from the FRB, subject to sufficient collateral. At March 31, 2017, there were no advances from the FHLB and the Bank had an available credit facility of $235.3 million, subject to sufficient collateral and stock investment. At March 31, 2017, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2017 and 2016, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $24.3 million, or 2.5% of total deposits, and $27.1 million or 3.5% of total deposits, at March 31, 2017 and 2016, respectively. Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At March 31, 2017, the Company had $7.0 million of deposits through this listing service which were assumed in the MBank transaction. Although the Company did not originate any internet based deposits during the year ended March 31, 2017, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank's funding sources gives the Bank available liquidity of $728.9 million, or 64.3% of total assets at March 31, 2017.

At March 31, 2017, the Company had commitments to extend credit of $45.3 million, unused lines of credit totaling $72.5 million and undisbursed construction loans totaling $47.2 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2017 totaled $99.9 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $94.2 million at March 31, 2017.

As a separate legal entity from the Bank, the Company must provide for its own liquidity. Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2017, the Company, on an unconsolidated basis, had $5.2 million in cash to meet liquidity needs.

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

Contractual Obligations

The following table shows the contractual obligations by expected period. Further discussion of these commitments is included in Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

At March 31, 2017, scheduled maturities of certificates of deposit, future operating minimum lease commitments, capital lease obligations and subordinated debentures were as follows (in thousands):

	Within 1 Year	Over 1 - 3 Years	Over 3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$99,893	$40,502	$5,949	$3,456	$149,800
Operating leases	1,660	2,993	1,564	2,612	8,829
Capital leases	23	62	86	2,283	2,454
Junior subordinates debentures	-	-	-	27,836	27,836
Total other contractual obligations	$101,576	$43,557	$7,599	$36,187	$188,919

The Company is periodically party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's future financial position, results of operations, or liquidity. The Bank has entered into employment contracts with certain key employees, which provide for contingent payment subject to future events.

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

At March 31, 2017, the Company had commercial loan commitments of $7.7 million and undisbursed commercial lines of credit of $46.5 million. Commercial real estate mortgage loan commitments totaled $5.1 million and the undisbursed balance of commercial real estate mortgage loans was $4.7 million at March 31, 2017. At March 31, 2017, construction loan commitments totaled $25.4 million and unused construction lines of credit totaled $47.3 million. Land development loan commitments totaled $83,000. Unused lines of credit secured by land development loans totaled $3.2 million. Unused lines of credit secured by multi-family loans totaled $1.0 million. Real estate one-to-four family loan commitments totaled $7.0 million and unused lines of credit secured by real estate one-to-four family loans totaled $15.7 million at March 31, 2017. Other installment loan commitments totaled $50,000 and unused lines of credit on other installment loans totaled $1.4 million at March 31, 2017. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with Note 18 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial condition and operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Our activities, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on the institution's earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of an institution's assets, liabilities and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk affecting our financial performance.

Our Asset/Liability Management Committee ("ALCO") is responsible for monitoring and reviewing asset/liability processes; interest rate risk exposure; to determine the level of risk appropriate given our operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage our interest rate risk consistent with regulatory guidelines and policies approved by the Board of Directors. Through such management, we seek to reduce the vulnerability of our earnings and capital position to changes in the level of interest rates. Our actions in this regard are taken under the guidance of the ALCO, which is comprised of members of our senior management. The ALCO closely monitors our interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources to maximize earnings within acceptable risk tolerances.

The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under Item 1.  "Business – Lending Activities,"  "– Investment Activities" and "– Deposit Activities and Other Sources of Funds".

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

Consumer and commercial loans are originated and held in the portfolio as the short-term nature of these portfolio loans match durations more closely with the short-term nature of retail deposits such as interest checking, money market accounts and savings accounts. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with longer terms to maturity. Except for immediate short-term cash needs, and depending on the current interest rate environment, FHLB advances will have maturities of long or short-term. FRB borrowings have short-term maturities. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

A number of measures are utilized to monitor and manage interest rate risk, including simulation modeling and traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, the simulation model is primarily used to assess the impact on earnings that changes in interest rates may produce. Key assumptions in the model include cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, consumer preferences and management's capital leverage plans. These assumptions are inherently uncertain; therefore, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results may significantly differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and specific strategies among other factors.

The following table shows the approximate percentage change in net interest income as of March 31, 2017 over a 12 and 24-month period under several rate scenarios:

Change in interest rates (1)	Percent change in net interest income (12 months)	Percent change in net interest income (24 months)

Up 300 basis points	(3.0)%	8.6%
Up 200 basis points	(1.8)%	6.4%
Up 100 basis points	(0.7)%	4.2%
Base case	-	0.9%
Down 100 basis points	(1.5)%	(4.2)%

(1) The current federal funds rate is 1.00%. No rates in this model are allowed to go below zero and therefore a down 200 and 300 basis point scenario would not be plausible.

Our consolidated balance sheet continues to be slightly asset sensitive, meaning that interest-earning assets reprice faster than interest-bearing liabilities in a given period. However, due to a number of loans in our loan portfolio with interest rate floors, our net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. Net interest income will increase in year two as our interest-earning assets are expected to continue to reprice faster than interest-bearing liabilities. In a falling interest rate environment, our net interest income will be negatively impacted as our deposit costs are currently relatively low and interest rates paid cannot decrease significantly. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2017. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments (dollars in thousands).

	Average Rate	Within 1 Year	After 1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:

Loans receivable	4.49%	$94,186	$61,351	$49,899	$375,810	$198,186	$779,432
Investments securities and other
interest-earning assets	1.90	68,677	21,353	73,147	71,948	22,440	257,565
FHLB stock	0.67	237	472	472	-	-	1,181
Total assets		$163,100	$83,176	$123,518	$447,758	$220,626	$1,038,178

Interest-Sensitive Liabilities:

Interest checking	0.07	$34,230	$68,461	$68,461	$-	$-	$171,152
Savings accounts	0.13	25,274	50,548	50,548	-	-	126,370
Money market accounts	0.14	58,000	115,999	115,999	-	-	289,998
Certificate accounts	0.65	99,893	40,502	5,949	3,450	6	149,800
Subordinated debentures	2.73	-	-	-	-	27,836	27,836
Obligations under capital lease	7.16	23	62	86	351	1,932	2,454
Total liabilities		217,420	275,572	241,043	3,801	29,774	767,610
Interest sensitivity gap		(54,320)	(192,396)	(117,525)	443,957	190,852	$270,568
Cumulative interest sensitivity gap		$(54,320)	$(246,716)	$(364,241)	$79,716	$270,568
Off-Balance Sheet Items:

Commitments to extend credit		$45,259	$-	$-	$-	$-	$45,259
Unused lines of credit		$119,763	$-	$-	$-	$-	$119,763

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Financial Statements for the Years Ended March 31, 2017, 2016 and 2015
Reports of Independent Registered Public Accounting Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary (collectively, "the Company") as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the two-year period ended March 31, 2017.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 5, 2017, expressed an unqualified opinion thereon.

Lake Oswego, Oregon
 June 5, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
 Vancouver, Washington
We have audited the accompanying consolidated statements of income, comprehensive income, equity, and cash flows for the year ended March 31, 2015, of Riverview Bancorp, Inc. and subsidiary (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Riverview Bancorp, Inc. and subsidiary's operations and their cash flows for the year ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
 June 12, 2015

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 AND 2016

(In thousands, except share and per share data)	2017	2016
ASSETS
Cash and cash equivalents (including interest-earning accounts of $46,245 and $40,317)	$64,613	$55,400
Certificates of deposit held for investment	11,042	16,769
Loans held for sale	478	503
Investment securities:
Available for sale, at estimated fair value	200,214	150,690
Held to maturity, at amortized cost (estimated fair value of $66 and $76)	64	75
Loans receivable (net of allowance for loan losses of $10,528 and $9,885)	768,904	614,934
Real estate owned	298	595
Prepaid expenses and other assets	3,815	3,405
Accrued interest receivable	2,941	2,384
Federal Home Loan Bank stock, at cost	1,181	1,060
Premises and equipment, net	16,232	14,595
Deferred income taxes, net	7,610	9,189
Mortgage servicing rights, net	398	380
Goodwill	27,076	25,572
Core deposit intangible ("CDI"), net	1,335	-
Bank owned life insurance ("BOLI")	27,738	25,678
TOTAL ASSETS	$1,133,939	$921,229
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$980,058	$779,803
Accrued expenses and other liabilities	13,080	7,388
Advance payments by borrowers for taxes and insurance	693	609
Junior subordinated debentures	26,390	22,681
Capital lease obligation	2,454	2,475
Total liabilities	1,022,675	812,956
COMMITMENTS AND CONTINGENCIES (See Note 18)
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
March 31, 2017 – 22,510,890 issued and outstanding	225	225
March 31, 2016 – 22,507,890 issued and outstanding
Additional paid-in capital	64,468	64,418
Retained earnings	48,335	42,728
Unearned shares issued to employee stock ownership plan ("ESOP")	(77)	(181)
Accumulated other comprehensive income (loss)	(1,687)	1,083
Total shareholders' equity	111,264	108,273

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,133,939	$921,229

  See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2017, 2016 AND 2015

(In thousands, except share and per share data)	2017	2016	2015
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$31,609	$27,795	$25,896
Interest on investment securities – taxable	3,550	2,709	2,274
Interest on investment securities – nontaxable	25	-	-
Other interest and dividends	443	444	456
Total interest and dividend income	35,627	30,948	28,626

INTEREST EXPENSE:
Interest on deposits	1,151	1,173	1,326
Interest on borrowings	718	569	590
Total interest expense	1,869	1,742	1,916
Net interest income	33,758	29,206	26,710
Recapture of loan losses	-	(1,150)	(1,800)
Net interest income after recapture of loan losses	33,758	30,356	28,510

NON-INTEREST INCOME:
Fees and service charges	5,177	4,846	4,317
Asset management fees	2,988	3,212	2,975
Net gains on sales of loans held for sale	656	525	596
BOLI	760	770	716
Other, net	433	22	271
Total non-interest income, net	10,014	9,375	8,875

NON-INTEREST EXPENSE:
Salaries and employee benefits	19,356	17,694	17,805
Occupancy and depreciation	4,819	4,727	4,778
Data processing	2,111	1,775	1,807
Amortization of CDI	27	2	24
Advertising and marketing	754	669	628
FDIC insurance premium	356	500	627
State and local taxes	609	510	559
Telecommunications	317	292	295
Professional fees	1,628	904	1,089
Litigation settlement	500	100	-
Real estate owned	54	567	994
Other	2,450	2,207	2,138
Total non-interest expense	32,981	29,947	30,744

INCOME BEFORE INCOME TAXES	10,791	9,784	6,641
PROVISION FOR INCOME TAXES	3,387	3,426	2,150
NET INCOME	$7,404	$6,358	$4,491

Earnings per common share:
Basic	$0.33	$0.28	$0.20
Diluted	0.33	0.28	0.20
Weighted average number of shares outstanding:
Basic	22,478,306	22,450,252	22,392,744
Diluted	22,548,340	22,494,151	22,431,839

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2017, 2016 AND 2015

(In thousands)	2017	2016	2015

Net income	$7,404	$6,358	$4,491

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities arising
during the period, net of tax of $1,581, ($203) and ($778), respectively	(2,872)	321	1,513

Reclassification adjustment for other than temporary impairment ("OTTI") of available for
sale investment security included in income, net of tax of ($85), $0 and $0, respectively	155	-	-

Reclassification adjustment of net gain from sale of available for sale investment
securities included in income, net of tax of $29, $0 and $54, respectively	(53)	-	(104)
Total other comprehensive income (loss), net	(2,770)	321	1,409

Noncontrolling interest	-	47	65
Total comprehensive income	$4,634	$6,726	$5,965

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED MARCH 31, 2017, 2016 AND 2015
	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to	Accumulated Other Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Interest	Total

Balance April 1, 2014	22,471,890	$225	$65,195	$33,592	$(387)	$(647)	$471	$98,449

Net income	-	-	-	4,491	-	-	-	4,491
Cash dividend on common stock ($0.01125 per share)	-	-	-	(253)	-	-	-	(253)
Exercise of stock options	18,000	-	48	-	-	-	-	48
Stock-based compensation expense	-	-	26	-	-	-	-	26
Earned ESOP shares	-	-	(1)	-	103	-	-	102
Other comprehensive income, net	-	-	-	-	-	1,409	-	1,409
Noncontrolling interest	-	-	-	-	-	-	65	65

Balance March 31, 2015	22,489,890	225	65,268	37,830	(284)	762	536	104,337

Net income	-	-	-	6,358	-	-	-	6,358
Purchase of subsidiary shares from noncontrolling interest	-	-	(919)	-	-	-	(583)	(1,502)
Cash dividend on common stock ($0.065 per share)	-	-	-	(1,460)	-	-	-	(1,460)
Exercise of stock options	18,000	-	62	-	-	-	-	62
Earned ESOP shares	-	-	7	-	103	-	-	110
Other comprehensive income, net	-	-	-	-	-	321	-	321
Noncontrolling interest	-	-	-	-	-	-	47	47

Balance March 31, 2016	22,507,890	225	64,418	42,728	(181)	1,083	-	108,273

Net income	-	-	-	7,404	-	-	-	7,404
Cash dividend on common stock ($0.08 per share)	-	-	-	(1,797)	-	-	-	(1,797)
Exercise of stock options	3,000	-	11	-	-	-	-	11
Earned ESOP shares	-	-	39	-	104	-	-	143
Other comprehensive loss, net	-	-	-	-	-	(2,770)	-	(2,770)

Balance March 31, 2017	22,510,890	$225	$64,468	$48,335	$(77)	$(1,687)	$-	$111,264

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2017, 2016 AND 2015

(In thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,404	$6,358	$4,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,436	3,294	3,283
Recapture of loan losses	-	(1,150)	(1,800)
Provision for deferred income taxes	3,103	3,175	2,140
Expense related to ESOP	143	110	102
Increase in deferred loan origination fees, net of amortization	543	585	190
Origination of loans held for sale	(21,032)	(15,768)	(17,991)
Proceeds from sales of loans held for sale	21,477	16,398	18,673
Stock-based compensation expense	-	-	26
Writedown of real estate owned	30	369	715
Loss on impairment of investment security	240	-	-
Net gains on loans held for sale, sales and transfer of real estate owned, sales of investment securities and sales of premises and equipment	(731)	(321)	(663)
Income from BOLI	(760)	(770)	(716)
BOLI death benefit in excess of cash surrender value	(423)	-	-
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(369)	(239)	(161)
Accrued interest receivable	(291)	(245)	(303)
Accrued expenses and other liabilities	5,538	(718)	(2,424)
Net cash provided by operating activities	18,308	11,078	5,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(37,352)	(30,686)	(24,270)
Purchases of loans receivable	(5,746)	(15,618)	(22,864)
Principal repayments on investment securities available for sale	29,782	21,860	18,553
Purchase of investment securities available for sale	(92,418)	(60,679)	(52,199)
Proceeds from calls, maturities, and sales of investment securities available for sale	7,261	-	24,205
Principal repayments on investment securities held to maturity	11	11	15
Purchase of premises and equipment and capitalized software	(598)	(366)	(464)
Redemption of certificates of deposit held for investment, net	5,727	9,200	10,956
(Purchase) redemption of Federal Home Loan Bank stock, net	(121)	4,864	820
Cash acquired, net of cash consideration paid in business combination	15,116	-	-
Purchase of BOLI	-	-	(6,500)
Proceeds from death benefit on BOLI	1,236	-	-
Proceeds from sales of real estate owned and premises and equipment	262	753	5,493
Net cash used in investing activities	(76,840)	(70,661)	(46,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	69,470	58,953	30,784
Purchase of subsidiary shares from noncontrolling interest	-	(1,502)	-
Dividends paid	(1,799)	(1,261)	-
Proceeds from borrowings	23,200	4,100	25,450
Repayment of borrowings	(23,200)	(4,100)	(25,450)
Principal payments under capital lease obligation	(21)	(42)	(85)
Net increase in advance payments by borrowers	84	114	28
Proceeds from exercise of stock options	11	62	48
Net cash provided by financing activities	67,745	56,324	30,775

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,213	(3,259)	(9,918)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	55,400	58,659	68,577
CASH AND CASH EQUIVALENTS, END OF YEAR	$64,613	$55,400	$58,659
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$1,655	$1,570	$5,457
Income taxes	285	239	15
NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$450	$452	$253
Transfer of loans to real estate owned	-	298	1,512
Transfer of real estate owned to loans	-	-	1,333
Adjustment to capital lease obligations and premises and equipment due to lease modification	-	241	-
Other comprehensive income (loss)	(4,295)	524	2,133
Income tax effect related to other comprehensive income (loss)	1,525	(203)	(724)
Business combinations (See Note 3)
Fair value of assets acquired	(145,386)	-	-
Fair value of liabilities assumed	134,810	-	-

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2017, 2016 and 2015

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the "Bank"); and the Bank's wholly-owned subsidiaries, Riverview Services, Inc. and Riverview Trust Company (the "Trust Company") (collectively referred to as the "Company"). Effective May 24, 2016, Riverview Asset Management Corp. changed its name to Riverview Trust Company. All inter-company transactions and balances have been eliminated in consolidation. As of March 31, 2015, a noncontrolling interest owner held a 10% interest in the Trust Company. During December 2015, the Trust Company repurchased all the remaining shares held by its noncontrolling interest owner. The purchase price of these shares was based on two third party appraisals of the Trust Company. Upon repurchase these shares were retired. This transaction resulted in the Bank's ownership of the Trust Company increasing from 90% at March 31, 2015 to 100% at March 31, 2016.

On September 29, 2016, Riverview Bancorp, Inc. and Riverview Community Bank entered into a Purchase and Assumption Agreement ("MBank transaction") with Merchants Bancorp and its wholly owned subsidiary, MBank, of Gresham, Oregon under which Riverview Community Bank purchased certain assets and assumed certain liabilities of MBank in a cash transaction. As part of the MBank transaction, Riverview Bancorp, Inc. assumed the obligations of Merchant Bancorp's trust preferred securities. The transaction was completed on February 17, 2017. The MBank transaction was accounted for as a business combination pursuant to accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"). The results of operations of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of the acquisition date. See Note 3 for additional discussion.

The Company has three subsidiary grantor trusts which were established in connection with the issuance of trust preferred securities (see Note 11). In accordance with GAAP, the accounts and transactions of the trusts are not included in the accompanying consolidated financial statements.

Nature of Operations – The Bank is a community-oriented financial institution which operates 19 branches in rural and suburban communities in southwest Washington State and Multnomah, Washington and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various commercial business, commercial real estate, land, multi-family real estate, real estate construction and consumer loans. Additionally, the Trust Company offers trust and investment services.

Business segments – The Company's operations are managed along two operating segments, consisting of banking operations performed by the Bank and trust and investment services performed by the Trust Company. While the chief operating decision maker uses financial information related to these segments to analyze business performance and allocate resources, the trust and investment services segment does not meet the quantitative threshold under GAAP to be considered a reportable segment. As such, these operating segments are aggregated into a single reportable operating segment in the consolidated financial statements. No revenues are derived from foreign countries.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include amounts on hand, due from banks and interest-earning deposits in other banks. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase.

Certificates of Deposit Held for Investment – Certificates of deposit held for investment include amounts invested with financial institutions at a stated interest rate and maturity date. Early withdraw penalties apply; however, the Company plans to hold these investments to maturity.

Loans Held for Sale – The Company identifies loans held for sale at the time of origination and such loans are carried at the lower of aggregate cost or estimated fair value. Estimated fair values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

Gains or losses on sales of loans held for sale are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of these loans sold. The Company capitalizes mortgage servicing rights ("MSRs") acquired through the sale of originated mortgage loans or the securitization of mortgage loans with servicing rights retained. Upon sale of mortgage loans held for sale, the total cost of the loans designated for sale is allocated to mortgage loans with and without MSRs based on their relative fair values. The MSRs are included as a component of net gains on sales of loans held for sale. The MSRs are amortized in proportion to and over the estimated period of the net servicing income and such amortization is reflected as a component of loan servicing income and is included in the consolidated statements of income in other non-interest income.

Investment Securities – Investment securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investment securities held to maturity are carried at amortized cost. Unrealized losses on investment securities held to maturity due to fluctuations in fair value are recognized when it is determined that a credit-related other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Investment securities that the Company intends to hold for an indefinite period, but not necessarily to maturity, are classified as available for sale. Such securities may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates and similar factors. Investment securities available for sale are reported at estimated fair value. Unrealized gains and losses on investment securities available for sale, net of the related deferred tax effect, are included in total comprehensive income and are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on sales of investment securities available for sale, determined using the specific identification method, are included in earnings on the trade date. Amortization of premiums and accretion of discounts are recognized in interest income over the period to contractual maturity or expected call, if sooner.

The Company analyzes investment securities for OTTI on a quarterly basis. OTTI is separated into a credit component and noncredit component. Credit component losses are reported in non-interest income when the present value of expected future cash flows is less than the amortized cost. Noncredit component losses are recorded in other comprehensive income (loss) when the Company (1) does not intend to sell the security or (2) is not more likely than not to have to sell the security prior to the security's anticipated recovery. If the Company is likely to sell an investment security, any noncredit component losses are recognized and are reported in non-interest income.

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

Acquired Loans – Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and would be considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an allowance for loan losses. The Company determined there were no PCI loans acquired in connection with the MBank transaction.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording an allowance for loan losses.

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

Management's evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company's historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of the current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Allowance for Unfunded Loan Commitments – The allowance for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments is included in accrued expenses and other liabilities in the consolidated balance sheets, with changes to the balance charged against non-interest expense.

Real Estate Owned ("REO") – REO consists of properties acquired through foreclosure and is initially recorded at the estimated fair value of the properties, less estimated costs of disposal. At the time of foreclosure, specific charge-offs are taken against the allowance for loan losses based upon a detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Subsequently, the Company performs an evaluation of the properties and records a valuation allowance with an offsetting charge to real estate owned expenses for any declines in value. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. The amounts the Company will ultimately recover and record in the accompanying consolidated financial statements from the disposition of REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for the sale of the property. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Des Moines ("FHLB"), is required to maintain a minimum investment in capital stock of the FHLB based on specific percentages of its outstanding advances from the FHLB. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption value is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company evaluated its investment in FHLB stock for OTTI, consistent with its accounting policy. Based on the Company's evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB and the Company's intent and ability to hold the investment for a period of time sufficient to be able to redeem its investment at par value, the Company determined there is not any OTTI on its FHLB stock at March 31, 2017.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the estimated term of the lease or the estimated useful life of the improvements, whichever is less. Depreciation is generally computed on the straight-line method over the following estimated useful lives: building and improvements – up to 45 years; furniture and equipment – three to twenty years; and leasehold improvements – fifteen to twenty-five years, or estimated lease term if shorter. Gains or losses on dispositions are reflected in earnings. The cost of maintenance and repairs is charged to expense as incurred. Assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines impairment exists the asset is reduced by an offsetting charge to expense.

The Company's capitalized lease, less accumulated amortization is included in premises and equipment. The capitalized lease is amortized on a straight-line basis over the lease term and the amortization is included in depreciation and amortization expense.

MSRs – The Company services certain loans that it has originated and sold to the Federal Home Loan Mortgage Corporation ("FHLMC"). Loan servicing includes collecting payments: remitting funds to investors, insurance companies and tax authorities; collecting delinquent payments; and foreclosing on properties when necessary. Fees earned for servicing loans for the FHLMC are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred. In addition, the Company has recorded MSRs, which represent the rights to service loans.

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

Business Combinations, Core Deposit Intangibles and Goodwill – GAAP requires the total purchase price in a business combination to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets. Subsequent adjustments to the initial allocation of the purchase price may be made related to fair value estimates for which all relevant information has not been obtained, known, or discovered relating to the acquired entity during the allocation period (which is the period of time required to identify and measure the estimated fair values of the assets acquired and liabilities assumed in a business combination). The allocation period is generally limited to one year following consummation of a business combination.

CDI represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. The Company recorded CDI of approximately $1.36 million in connection with the assumption of the MBank deposits during the year ended March 31, 2017 (see Note 3). At March 31, 2017, gross CDI and accumulated amortization were approximately $1.36 million and $27,000, respectively. The estimated amortization expense for CDI in future years is estimated to be $232,000, $183,000, $160,000, $140,000, $125,000, and $495,000 for fiscal years ended March 31, 2018, 2019, 2020, 2021, 2022 and thereafter, respectively.

Goodwill and certain other intangibles generally arise from business combinations. Goodwill and other intangibles generated from business combinations that are deemed to have indefinite lives are not subject to amortization and are instead tested for impairment not less than annually. The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.

BOLI – BOLI policies are recorded at their cash surrender value less applicable surrender charges. Income from BOLI is recognized when earned.

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

Trust Assets – Assets held by the Trust Company in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $425.9 million and $389.1 million were held in trust as of March 31, 2017 and 2016, respectively.

Earnings Per Share – GAAP requires all companies whose capital structure includes dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented. The Company's basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding restricted stock and unallocated shares owned by the ESOP. The Company's diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average diluted effect of the Company's stock options.

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

New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The Company's primary source of revenue is interest income, which is recognized when earned and is deemed to be in compliance with this ASU. Accordingly, the adoption of ASU 2014-09 is not expected to have a material impact on the Company's future consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The main provisions of ASU 2016-01 address the valuation and impairment of certain equity investments along with simplified disclosures about those investments. Equity securities with readily determinable fair values will be treated in the same manner as other financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's future consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASU 2016-02 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASU 2016-02 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASU 2016-02 is permitted. The effect of the adoption of ASU 2016-02 is not expected to have a material impact on the Company's future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction of carrying amount. ASU 2016-13 also changes the accounting for PCI debt securities and loans. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. At this time, we anticipate the allowance for loan losses will increase as a result of the implementation of this ASU. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

In January 2017, the FASB issued ASU 2017-04, "Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of ASU 2017-04 is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's future consolidated financial statements.

Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation; such reclassifications had no effect on previously reported net income or total equity.

2.	RESTRICTED ASSETS

Regulations of the Board of Governors of the Federal Reserve System require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco ("FRB") based on a percentage of deposits. The amounts of such balances as of March 31, 2017 and 2016 were $2.5 million and $1.0 million, respectively, which were in compliance with the minimum reserve requirements.

3.	BUSINESS COMBINATIONS

On February 17, 2017, the Company acquired certain assets and assumed certain liabilities of Merchants Bancorp and its wholly owned subsidiary, MBank. MBank provided community banking services to individuals and businesses from banking offices in the Portland, Oregon metropolitan area. As a result of the transaction, the Company has increased its presence in the Portland, Oregon metropolitan area and further diversified its loan, customer and deposit base. Total consideration paid under the MBank transaction consisted of $12.1 million in cash. There were no transfers of common stock or other equity instruments in connection with the MBank transaction, and the Company did not obtain any equity interests in Merchants Bancorp or MBank.

The acquired assets and assumed liabilities were recorded on the Company's consolidated balance sheets at their estimated fair values as of the February 17, 2017 transaction date, and the related results of operations have been included in the Company's consolidated statements of income since the transaction date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired was recorded as goodwill. The goodwill arising from the transaction consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired business.

In most instances, determining the estimated fair values of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at the appropriate rate of interest. Differences may arise between contractually required payments and the expected cash flows at the acquisition date due to items such as estimated credit losses, prepayments or early withdrawals, and other factors. The most significant of those determinations relates to the valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. In accordance with GAAP, there was no carry-over of MBank's previously established allowance for loan losses. Goodwill is expected to be fully deductible for income tax purposes as, under the terms of the MBank transaction, the Company purchased certain assets and assumed certain liabilities of MBank but did not acquire any equity or other ownership interests.

The following table summarizes the fair value of consideration transferred, the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, and the resulting goodwill relating to the transaction (in thousands):

	At February 17, 2017
	Book Value	Fair Value Adjustment	Estimated Fair Value

Cash consideration transferred			$12,080

Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	$27,196	$-	$27,196
Loans receivable	115,283	(3,258)	112,025
CDI	-	1,363	1,363
Premises and equipment	1,769	399	2,168
BOLI	2,113	-	2,113
Accrued interest receivable and other assets	431	90	521
Total identifiable assets acquired	146,792	(1,406)	145,386

Liabilities assumed
Deposits	130,572	235	130,807
Junior subordinated debentures	5,155	(1,468)	3,687
Accrued expenses and other liabilities	293	23	316
Total liabilities assumed	136,020	(1,210)	134,810
Total identifiable net assets	$10,772	$(196)	10,576
Goodwill recognized			$1,504

The acquired loan portfolio was valued using Level 3 inputs (see Note 17) and included the use of present value techniques, including cash flow estimates and incorporated assumptions that the Company believes marketplace participants would use in estimating fair values.

The operating results of the Company included operating results produced by the MBank transaction for the period from February 17, 2017 to March 31, 2017. Disclosure of the amount of MBank's revenue and net income (excluding integration costs) included in the Company's consolidated statements of income is impracticable due to the integration of the operations and accounting for the transaction.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the year ended March 31, 2017. This unaudited estimated pro forma financial information was calculated as if MBank had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of MBank with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the transaction occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the transaction, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands):

	For the Year Ended March 31,
Unaudited Pro Forma	2017	2016

Total revenues (net interest income plus non-interest income)	$49,290	$45,261
Net income	9,277	8,260

The following table shows the impact of the acquisition-related expenses related to the MBank transaction for the periods indicated to the various components of noninterest expense (in thousands):

For the Year Ended March 31, 2017

Salaries and employee benefit	$26
Occupancy and depreciation	6
Data processing	63
Professional fees	653
Total impact of acquisition related costs to noninterest expense	$748

4.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Available for sale:
Municipal securities	$2,936	$-	$(117)	$2,819
Agency securities	16,993	18	(203)	16,808
Real estate mortgage investment conduits (1)	43,510	49	(399)	43,160
Mortgage-backed securities (1)	97,742	111	(1,242)	96,611
Other mortgage-backed securities (2)	41,649	15	(848)	40,816
Total available for sale	$202,830	$193	$(2,809)	$200,214

Held to maturity:
Mortgage-backed securities (3)	$64	$2	$-	$66

March 31, 2016
Available for sale:
Trust preferred	$1,919	$-	$(111)	$1,808
Agency securities	19,520	63	(14)	19,569
Real estate mortgage investment conduits (1)	43,293	632	(1)	43,924
Mortgage-backed securities (1)	75,404	980	(31)	76,353
Other mortgage-backed securities (2)	8,875	185	(24)	9,036
Total available for sale	$149,011	$1,860	$(181)	$150,690

Held to maturity:
Mortgage-backed securities (3)	$75	$1	$-	$76

(1) Comprised of FHLMC, Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.
The contractual maturities of investment securities as of March 31, 2017 are as follows (in thousands):
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$16,487	$16,455	$-	$-
Due after five years through ten years	35,852	35,350	58	59
Due after ten years	150,491	148,409	6	7
Total	$202,830	$200,214	$64	$66

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2017

Available for sale:
Municipal securities	$2,819	$(117)	$-	$-	$2,819	$(117)
Agency securities	15,785	(203)	-	-	15,785	(203)
Real estate mortgage investment conduits (1)	32,221	(399)	-	-	32,221	(399)
Mortgage-backed securities (2)	74,388	(1,232)	602	(10)	74,990	(1,242)
Other mortgage-backed securities (3)	36,754	(803)	2,840	(45)	39,594	(848)
Total available for sale	$161,967	$(2,754)	$3,442	$(55)	$165,409	$(2,809)

(1) Comprised of FHLMC and FNMA issued securities.
(2) Comprised of FHLMC, FNMA and GNMA issued securities.
(3) Comprised of SBA issued and CRE secured securities issued by FNMA.

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2016

Available for sale:
Trust preferred	$-	$-	$1,808	$(111)	$1,808	$(111)
Agency securities	5,508	(6)	4,991	(8)	10,499	(14)
Real estate mortgage investment conduits (1)	1,636	(1)	-	-	1,636	(1)
Mortgage-backed securities (2)	831	(10)	3,051	(21)	3,882	(31)
Other mortgage-backed securities (3)	1,891	(6)	1,229	(18)	3,120	(24)
Total available for sale	$9,866	$(23)	$11,079	$(158)	$20,945	$(181)

(1) Comprised of FHLMC issued securities.
(2) Comprised of FHLMC and FNMA issued securities.
(3) Comprised of SBA issued securities.

At March 31, 2016, the Company's trust preferred securities consisted of a single collateralized debt obligation secured by a pool of trust preferred securities issued by other bank holding companies. The Company held the mezzanine tranche of this security. During the year ended March 31, 2017, the collateralized debt obligation was liquidated and the Company received $1.8 million in proceeds from the liquidation which resulted in a realized gain of $82,000. For the year ended March 31, 2017, the Company recognized OTTI charges of $240,000 on this collateralized debt obligation.

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

Gross realized gains on sales of investment securities available for sale totaled $82,000 for the year ended March 31, 2017, which was related to the collateralized debt obligation and the gross realized gain was recorded in other non-interest income in the 2017 consolidated statement of income. The income tax of $29,000 related to these realized gains was recorded in the provision for income taxes in the consolidated statement of income for the year ended March 31, 2017. The Company had no sales and realized no gains or losses on sales of investment securities for the year ended March 31, 2016. Gross realized gains on sales of investment securities available for sale totaled $158,000 for the year ended March 31, 2015 and the gross realized gain was recorded in other non-interest income in the 2015 consolidated statement of income. The income tax of $54,000 related to these realized gains was recorded in the provision for income taxes in the consolidated statement of income for the year ended March 31, 2015.

Investment securities available for sale with an amortized cost of $11.1 million and $10.2 million and a fair value of $11.1 million and $10.3 million at March 31, 2017 and 2016, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $20,000 and $23,000 and a fair value of $--20,000 and $24,000 at March 31, 2017 and 2016, respectively, were pledged as collateral for government public funds held by the Bank.

5.	LOANS RECEIVABLE

Loans receivable at March 31, 2017 and 2016 are reported net of deferred loan fees totaling $3.2 million and $2.7 million, respectively. Loans receivable are also reported net of discounts totaling $2.0 million and premiums totaling $1.5 million at March 31, 2017 and 2016, respectively. The change between the discounts and premiums from the prior year was primarily due to loans acquired under the MBank transaction (see Note 1). Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	March 31, 2017	March 31, 2016
Commercial and construction
Commercial business	$107,371	$69,397
Commercial real estate	447,071	353,749
Land	15,875	12,045
Multi-family	43,715	33,733
Real estate construction	46,157	26,731
Total commercial and construction	660,189	495,655

Consumer
Real estate one-to-four family	92,865	88,780
Other installment (1)	26,378	40,384
Total consumer	119,243	129,164

Total loans	779,432	624,819

Less: Allowance for loan losses	10,528	9,885
Loans receivable, net	$768,904	$614,934

(1) Consists primarily of purchased automobile loans totaling $23.6 million and $37.4 million at March 31, 2017 and 2016, respectively.

The Company's loan portfolio includes originated and purchased loans. Originated loans, and purchased loans for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that the Company would be able to collect all contractually required payments, are referred to collectively as "loans". The Company originates commercial business, commercial real estate, land, multi-family real estate, real estate construction, residential real estate and other consumer loans. At March 31, 2017 and 2016, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company's portfolio are secured by properties located in Washington and Oregon, and accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in the local economic conditions in these markets. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulations to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2017, loans carried at $439.0 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consist of the following for the periods indicated (in thousands):

	Year Ended March 31,
	2017	2016	2015
Beginning balance	$841	$1,233	$854
Originations	228	53	511
Principal repayments	(210)	(445)	(132)
Ending balance	$859	$841	$1,233

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

Commercial real estate – The Company originates commercial real estate loans within its primary market areas secured by properties such as office buildings, warehouse/industrial, retail, assisted living, single purpose facilities, and other commercial properties. These are cash flow loans that share characteristics of both real estate and commercial business loans. The primary source of repayment is cash flow from the operation of the collateral property and secondarily through liquidation of the collateral. These loans are generally higher risk than other classifications of loans in that they typically involve higher loan amounts, are dependent on the management experience of the owners, and may be adversely affected by conditions in the real estate market or the economy. Owner-occupied commercial real estate loans are generally of lower credit risk than non-owner occupied commercial real estate loans as the borrowers' businesses are likely dependent on the properties. Underwriting for these loans is primarily dependent on the repayment capacity derived from the operation of the occupying business rather than rents paid by third-parties. The Company attempts to mitigate these risks by generally limiting the maximum loan-to-value ratio to 65%-80% depending on the property type and scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

Land – The Company has historically originated loans for the acquisition of raw land upon which the purchaser can then build or make improvements necessary to build or sell as improved lots. Currently, the Company is originating new land loans on a limited basis. Loans secured by undeveloped land or improved lots involve greater risks than one-to-four family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default or foreclosure, the Company may incur a loss. The Company attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on raw land loans to 65% and on improved land loans to 75%.

Multi-family – The Company originates loans secured by multi-family dwelling units (more than four units). These loans involve a greater degree of risk than one-to-four family residential mortgage loans as these loans are usually greater in amount, dependent on the cash flow capacity of the project, and they are more difficult to evaluate and monitor. Repayment of loans secured by multi-family properties typically depends on the successful operation and management of the properties. Consequently, repayment of such loans may be affected by adverse conditions in the real estate market or economy. The Company attempts to mitigate these risks by thoroughly evaluating the global financial condition of the borrower, the management experience of the borrower, and the quality of the collateral property securing the loan.

Real estate construction- – The Company originates construction loans for one-to-four family residential, multi-family, and commercial real estate properties. The one-to-four family residential construction loans include construction of consumer custom homes whereby the home buyer is the borrower as well as speculative and presold loans for home builders. Speculative one-to four-family construction loans are loans for which the home builder does not have, at the time of the loan origination, a signed contract with a home buyer who has a commitment for permanent financing with the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period. Multi-family construction loans are originated to construct apartment buildings and condominium projects. Commercial construction loans are originated to construct properties such as office buildings, retail rental space and mini-storage facilities, and assisted living facilities. All construction loans are short-term and generally the rate is variable in nature. Construction lending can involve a higher level of risk than other types of lending because funds are advanced based on a prospective value of the project at completion, the total estimated construction cost of the project, and the borrowers' equity at risk. Additionally, the repayment of the loan is conditional on the success of the ultimate project which is subject to interest rate changes, governmental regulations, general economic conditions and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company's estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. Although the nature of real estate construction loans is such that they are generally more difficult to evaluate and monitor, the Company attempts to closely monitor the construction project by on-site inspections. The Company also attempts to mitigate the risks of construction lending by adhering to its underwriting policies, disbursement procedures and monitoring practices.

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

Other installment – The Company originates other consumer loans, which include automobile loans, boat loans, motorcycle loans, recreational vehicle loans, savings account loans and unsecured loans. As of March 31, 2017 and 2016, other installment loans primarily consist of purchased automobile loans. These purchased automobile loans are originated through a single dealership group located outside the Company's primary market area. The collateral for these purchased automobile loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. Other consumer loans generally have shorter terms to maturity than mortgage loans. Other consumer loans generally involve a greater degree of risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the borrower.

6.	ALLOWANCE FOR LOAN LOSSES

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

March 31, 2017	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885
Provision for (recapture of) loan losses	(121)	926	(558)	(415)	298	(110)	(20)	-
Charge-offs	(1)	(117)	-	-	-	(340)	-	(458)
Recoveries	492	2	461	-	-	146	-	1,101
Ending balance	$1,418	$5,084	$228	$297	$714	$2,099	$688	$10,528

March 31, 2016

Beginning balance	$1,263	$4,268	$539	$348	$769	$2,548	$1,027	$10,762
Provision for (recapture of) loan losses	(245)	5	(545)	364	(359)	(51)	(319)	(1,150)
Charge-offs	-	-	-	-	-	(274)	-	(274)
Recoveries	30	-	331	-	6	180	-	547
Ending balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885

March 31, 2015

Beginning balance	$2,409	$5,269	$340	$203	$387	$2,653	$1,290	$12,551
Provision for (recapture of) loan losses	(1,060)	(768)	(72)	145	382	(164)	(263)	(1,800)
Charge-offs	(120)	(233)	-	-	-	(111)	-	(464)
Recoveries	34	-	271	-	-	170	-	475
Ending balance	$1,263	$4,268	$539	$348	$769	$2,548	$1,027	$10,762

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
March 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,418	$1,418	$294	$107,077	$107,371
Commercial real estate	-	5,084	5,084	7,604	439,467	447,071
Land	-	228	228	801	15,074	15,875
Multi-family	-	297	297	1,692	42,023	43,715
Real estate construction	-	714	714	-	46,157	46,157
Consumer	88	2,011	2,099	1,475	117,768	119,243
Unallocated	-	688	688	-	-	-
Total	$88	$10,440	$10,528	$11,866	$767,566	$779,432

March 31, 2016

Commercial business	$-	$1,048	$1,048	$192	$69,205	$69,397
Commercial real estate	-	4,273	4,273	9,802	343,947	353,749
Land	-	325	325	801	11,244	12,045
Multi-family	-	712	712	1,731	32,002	33,733
Real estate construction	-	416	416	-	26,731	26,731
Consumer	110	2,293	2,403	1,678	127,486	129,164
Unallocated	-	708	708	-	-	-
Total	$110	$9,775	$9,885	$14,204	$610,615	$624,819

Changes in the allowance for unfunded loan commitments were as follows for the periods indicated (in thousands):

	Year Ended March 31,
	2017	2016	2015
Beginning balance	$324	$259	$294
Net change in allowance for unfunded loan commitments	64	65	(35)
Ending balance	$388	$324	$259

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

March 31, 2017	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$13	$-	$294	$307	$107,064	$107,371
Commercial real estate	-	-	1,342	1,342	445,729	447,071
Land	-	-	801	801	15,074	15,875
Multi-family	-	-	-	-	43,715	43,715
Real estate construction	-	-	-	-	46,157	46,157
Consumer	228	34	278	540	118,703	119,243
Total	$241	$34	$2,715	$2,990	$776,442	$779,432

March 31, 2016

Commercial business	$-	$-	$-	$-	$69,397	$69,397
Commercial real estate	-	-	1,559	1,559	352,190	353,749
Land	-	-	801	801	11,244	12,045
Multi-family	-	-	-	-	33,733	33,733
Real estate construction	-	-	-	-	26,731	26,731
Consumer	611	20	334	965	128,199	129,164
Total	$611	$20	$2,694	$3,325	$621,494	$624,819

Interest income foregone on non-accrual loans was $81,000, $112,000 and $433,000 for the years ended March 31, 2017, 2016 and 2015, respectively.

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):
March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$102,113	$2,063	$3,195	$-	$-	$107,371
Commercial real estate	430,923	10,426	5,722	-	-	447,071
Land	15,074	-	801	-	-	15,875
Multi-family	43,156	547	12	-	-	43,715
Real estate construction	46,157	-	-	-	-	46,157
Consumer	118,965	-	278	-	-	119,243
Total	$756,388	$13,036	$10,008	$-	$-	$779,432

March 31, 2016

Commercial business	$68,221	$813	$363	$-	$-	$69,397
Commercial real estate	343,306	7,659	2,784	-	-	353,749
Land	9,760	1,484	801	-	-	12,045
Multi-family	33,721	-	12	-	-	33,733
Real estate construction	26,731	-	-	-	-	26,731
Consumer	128,830	-	334	-	-	129,164
Total	$610,569	$9,956	$4,294	$-	$-	$624,819

Impaired loans: The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

March 31, 2017	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$294	$-	$294	$301	$-
Commercial real estate	7,604	-	7,604	8,806	-
Land	801	-	801	807	-
Multi-family	1,692	-	1,692	1,826	-
Consumer	306	1,169	1,475	1,611	88
Total	$10,697	$1,169	$11,866	$13,351	$88
March 31, 2016
Commercial business	$192	$-	$192	$192	$-
Commercial real estate	9,802	-	9,802	10,758	-
Land	801	-	801	807	-
Multi-family	1,731	-	1,731	1,871	-
Consumer	477	1,201	1,678	1,845	110
Total	$13,003	$1,201	$14,204	$15,473	$110

	Year ended March 31, 2017		Year ended March 31, 2016		Year ended March 31, 2015
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$255	$10	$542	$17	$1,075	$62
Commercial real estate	8,823	337	13,130	456	17,136	478
Land	801	-	801	-	817	-
Multi-family	1,710	93	1,842	99	2,176	17
Consumer	1,529	62	1,947	72	3,187	85
Total	$13,118	$502	$18,262	$644	$24,391	$642

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	March 31, 2017			March 31, 2016
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$294	$294	$192	$-	$192
Commercial real estate	6,262	1,342	7,604	8,244	1,289	9,533
Land	-	801	801	-	801	801
Multi-family	1,692	-	1,692	1,731	-	1,731
Consumer	1,475	-	1,475	1,678	-	1,678
Total	$9,429	$2,437	$11,866	$11,845	$2,090	$13,935

At March 31, 2017, the Company had no commitments to lend additional funds on these loans. At March 31, 2017, all of the Company's TDRs were paying as agreed except for two commercial business loans totaling $294,000 and two commercial real estate loans totaling $1.3 million that defaulted after the loans were modified.

There was one new TDR for the year ended March 31, 2017 consisting of a commercial business loan with a pre-modification outstanding recorded investment balance of $116,000 and a post-modification outstanding recorded investment balance of $107,000. There were no new TDRs for the year ended March 31, 2016. There was one new TDR for the year ended March 31, 2015 consisting of a commercial real estate loan with a pre-modification outstanding recorded investment balance of $334,000 and a post-modification outstanding recorded investment balance of $327,000. There was one commercial business loan for $107,000 that was modified as a TDR within the previous twelve months that subsequently defaulted in the twelve months ended March 31, 2017.

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated (in thousands):

	March 31,
	2017	2016

Land	$4,710	$4,177
Buildings and improvements	15,281	13,974
Leasehold improvements	1,666	1,286
Furniture and equipment	10,243	9,876
Building under capitalized lease	2,956	2,956
Construction in progress	720	720
Total	35,576	32,989
Less accumulated depreciation and amortization	(19,344)	(18,394)
Premises and equipment, net	$16,232	$14,595

Depreciation and amortization expense was $1.1 million, $1.3 million and $1.4 million for the years ended March 31, 2017, 2016 and 2015, respectively.

The Company has a capital lease for the shell of the building constructed as the Company's operations center which expires in November 2039. For the years ended March 31, 2017, 2016 and 2015, the Company recorded $77,000, $89,000 and $113,000, respectively, in amortization expense related to this capital lease. At March 31, 2017 and 2016, accumulated amortization for the capital lease totaled $1.2 million and $1.1, million respectively.

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the lives of the respective leases. At March 31, 2017, the remaining deferred gain was $1.0 million and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges. The following is a schedule of future minimum lease payments under the Company's capital lease together with the present value of net minimum lease payments and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2017 (in thousands):

Year Ending March 31:	Operating Leases	Capital Lease
2018	$1,660	$198
2019	1,555	201
2020	1,438	205
2021	896	208
2022	668	212
Thereafter	2,612	4,056
Total minimum lease payments	$8,829	5,080
Less amount representing interest		(2,626)
Present value of net minimum lease payments		$2,454

Rent expense was $1.8 million, $1.8 million and $1.9 million for the years ended March 31, 2017, 2016 and 2015, respectively.

8.	REAL ESTATE OWNED

The following table is a summary of the activity in REO for the periods indicated (in thousands):

	Year Ended March 31,
	2017	2016	2015
Balance at beginning of year, net	$595	$1,603	$7,703
Additions	-	298	1,512
Dispositions	(267)	(937)	(6,897)
Writedowns	(30)	(369)	(715)
Balance at end of year, net	$298	$595	$1,603

REO expenses for the year ended March 31, 2017 consisted of write-downs on existing REO properties of $30,000 and operating expenses of $24,000. Net losses on dispositions of REO totaled $5,000 for the year ended March 31, 2017, and were included in other non-interest income in the accompanying consolidated statements of income. REO expenses for the year ended March 31, 2016 consisted of write-downs on existing REO properties of $369,000, operating expenses of $198,000 and net losses on dispositions of REO of $187,000. REO expenses for the year ended March 31, 2015 consisted of write-downs on existing REO properties of $715,000, operating expenses of $279,000 and net losses on dispositions of REO of $80,000.

At March 31, 2017, the carrying amount of foreclosed residential real estate properties held in REO as a result of obtaining physical possession was $298,000, and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $91,000.

9.	GOODWILL

Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method of accounting. Goodwill and other intangibles deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment not less than annually. The Company has two reporting units, the Bank and the Trust Company, for purposes of evaluating goodwill for impairment.

The Company performed an impairment assessment as of October 31, 2016 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying value. If the reporting unit's fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill. GAAP with respect to goodwill requires that the Company compare the implied fair value of goodwill to the carrying amount of goodwill in the Company's consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company's individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company's goodwill will not be written down in future periods.

An interim impairment test was not deemed necessary as of March 31, 2017 due to the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

The following table presents the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	Year Ended March 31,
	2017	2016	2015
Net carrying value at beginning of period	$25,572	$25,572	$25,572
MBank Transaction (see Note 3)	1,504	-	-
Impairment charge	-	-	-
Net carrying value at the end of period	$27,076	$25,572	$25,572

10.	DEPOSITS

Deposit accounts consisted of the following at the dates indicated (in thousands):

Account Type	March 31, 2017	March 31, 2016
Non-interest-bearing	$242,738	$179,143
Interest-bearing checking	171,152	144,740
Money market	289,998	239,544
Savings accounts	126,370	96,994
Certificates of deposit	149,800	119,382
Total	$980,058	$779,803

Individual certificates of deposit in amounts of $250,000 or more totaled $12.1 million and $10.5 million at March 31, 2017 and 2016, respectively.

Scheduled maturities of certificates of deposit for future years ending March 31 are as follows (in thousands):

Year Ending March 31:
2018	$99,893
2019	30,760
2020	9,742
2021	2,833
2022	3,116
Thereafter	3,456
Total	$149,800

Interest expense by deposit type was as follows for the periods indicated (in thousands):

	Year Ended March 31,
	2017	2016	2015
Interest checking	$98	$99	$79
Money market	309	272	277
Savings accounts	110	85	71
Certificates of deposit	634	717	899
Total	$1,151	$1,173	$1,326

11.	JUNIOR SUBORDINATED DEBENTURES

The Company has wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company's common stock.

The Debentures issued by the Company to the grantor trusts, totaling $26.4 million and $22.7 million at March 31, 2017 and 2016, respectively, are reflected in the consolidated balance sheets in the liabilities section, under the caption "junior subordinated debentures." The common securities issued by the grantor trusts are held by the Company, and the Company's investment in the common securities of $836,000 and $681,000 at March 31, 2017 and 2016, respectively, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at March 31, 2017 (dollars in thousands):
Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	2.49%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	2.48%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	4.25%	6/2033
		27,836
Fair value adjustment (4)		(1,446)
Total Debentures at fair value		$26,390

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) (2)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%
(3) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%

(4) Amounts are attributable to the MBank transaction. See Note 3.

12.	INCOME TAXES

Provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended March 31
	2017	2016	2015
Current	$284	$251	$16
Deferred	3,103	3,175	2,140
Total	$3,387	$3,426	$2,156

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at the dates indicated (in thousands):

	March 31, 2017	March 31, 2016
Deferred tax assets:
Deferred compensation	$150	$128
Allowance for loan losses	3,875	3,624
Accrued expenses	217	199
Accumulated depreciation and amortization	1,017	908
Deferred gain on sale	361	418
Net operating loss carryforwards	1,134	4,849
Purchase accounting	228	-
REO expense	-	49
Net unrealized loss on investment securities available for sale	929	-
AMT credit	471	229
Other	332	350
Total deferred tax assets	8,714	10,754

Deferred tax liabilities:
FHLB stock dividend	(143)	(143)
Net unrealized gain on investment securities available for sale	-	(596)
Prepaid expenses	(158)	(172)
Loan fees/costs	(803)	(654)
Total deferred tax liabilities	(1,104)	(1,565)
Deferred tax assets, net	$7,610	$9,189

A reconciliation of the Company's effective income tax rate with the federal statutory tax rate is as follows for the periods indicated:
	Year Ended March 31,
	2017	2016	2015
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income tax rate	1.5	1.5	1.6
ESOP market value adjustment	(0.1)	(0.1)	-
BOLI	(3.8)	(2.8)	(3.8)
Other, net	(0.2)	2.2	0.4
Effective federal income tax rate	31.4%	34.8%	32.2%

The tax effects of certain tax benefits related to stock options are recorded directly to shareholders' equity. The Bank's retained earnings at both March 31, 2017 and 2016 include a base year allowance for loan losses, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The related unrecognized deferred tax liability at March 31, 2017 and 2016 was $781,000. This represents the balance of the allowance for loan losses created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Company's banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future. At March 31, 2017, the Company had total deferred tax assets of $1.1 million for federal and state net operating loss carryforwards which will expire in years 2032 through 2034.

At March 31, 2017 and 2016, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties as of March 31, 2017 or 2016. It is the Company's policy to recognize potential accrued interest and penalties as a component provision for income taxes. The Company is subject to U.S. federal and State of Oregon income taxes. The years 2014 to 2017 remain open to examination for federal income taxes, and the years 2013 to 2017 remain open to State of Oregon examination.

13.	EMPLOYEE BENEFIT PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees' Savings and Profit Sharing Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2017, 2016 and 2015 were $489,000, $292,000 and $212,000, respectively.

Directors' and Executive Officers' Deferred Compensation Plan ("Deferred Compensation Plan") – The Deferred Compensation Plan is a nonqualified deferred compensation plan. Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. The Chairman, President, and Executive and Senior Vice Presidents of the Company may also defer salary into the Deferred Compensation Plan. The Company accrues annual interest on the unfunded liability under the Deferred Compensation Plan based upon a formula relating to gross revenues, which was 3.68%, 3.64% and 3.36% for the years ended March 31, 2017, 2016 and 2015, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2017 and 2016, the Company's aggregate liability under the plan was $422,000 and $361,000, respectively, which is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Stock Option Plans - In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1998 and expired in October 2008. In addition, in July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective in July 2003 and expired in July 2013. Accordingly, no further option awards may be granted under the 1998 Plan or the 2003 Plan; however, any awards granted prior to its expiration remain outstanding subject to their terms. Each option granted under the 1998 Plan or the 2003 Plan has an exercise price equal to the fair market value of the Company's common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company did not grant any stock options during the years ended March 31, 2017, 2016 and 2015.

As of March 31, 2017, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense. There was no stock-based compensation expense related to stock options for the years ended March 31, 2017 and 2016. The Company recognized pre-tax compensation expense related to stock options of $26,000 for the year ended March 31, 2015.

The following table presents the activity related to stock options under all plans for the years indicated:

	Year Ended March 31,
	2017		2016		2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	223,654	$4.73	424,654	$8.00	474,654	$7.91
Options exercised	(3,000)	3.84	(18,000)	3.49	(18,000)	2.69
Forfeited	-	-	(29,000)	10.00	(32,000)	9.55
Expired	-	-	(154,000)	12.92	-	-
Balance, end of period	220,654	$4.74	223,654	$4.73	424,654	$8.00

Additional information regarding stock options outstanding as of March 31, 2017 is as follows:
`
		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual		Exercise		Exercise
Exercise Price	Life (years)	Number	Price	Number	Price

$1.00 - $3.00	6.02	77,154	$2.73	77,154	$2.73
$3.01 - $5.00	2.49	85,000	3.82	85,000	3.82
$5.01 - $8.00	1.47	36,000	6.17	36,000	6.17
$8.01 - $15.00	0.50	22,500	12.83	22,500	12.83
	3.35	220,654	$4.74	220,654	$4.74

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Year Ended March 31, 2017	Year Ended March 31, 2016
Stock options fully vested and expected to vest:
Number	220,654	223,654
Weighted average exercise price	$4.74	$4.73
Aggregate intrinsic value (1)	$660,000	$147,000
Weighted average contractual term of options (years)	3.35	4.34
Stock options fully vested and currently exercisable:
Number	220,654	223,654
Weighted average exercise price	$4.74	$4.73
Aggregate intrinsic value (1)	$660,000	$147,000
Weighted average contractual term of options (years)	3.35	4.34

         (1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company's stock.

The total intrinsic value of stock options exercised was $5,000, $16,000 and $35,000 for the years ended March 31, 2017, 2016 and 2015, respectively.

14.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. Shares are released and allocated to participant accounts on or about December 31 of each year until December 2017. ESOP compensation expense included in salaries and employee benefits was $143,000, $110,000 and $102,000 for the years ended March 31, 2017, 2016 and 2015, respectively. Shares held by the ESOP at March 31, 2017 totaled 540,476.

ESOP share activity is summarized in the following table:

	Estimated Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total

Balance, March 31, 2014	$338,000	98,532	864,052	962,584
Allocation December 31, 2014		(24,633)	24,633	-
Balance, March 31, 2015	$332,500	73,899	888,685	962,584
Allocation December 31, 2015		(24,633)	24,633	-
Balance, March 31, 2016	$207,000	49,266	913,318	962,584
Allocation December 31, 2016		(24,633)	24,633	-
Balance, March 31, 2017	$176,000	24,633	937,951	962,584

15.	SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject to as of March 31, 2017.

As of March 31, 2017, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Bank's actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital:
(To Risk-Weighted Assets)	$112,421	14.06%	$63,955	8.0%	$79,944	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	102,411	12.81	47,966	6.0	63,955	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	102,411	12.81	35,975	4.5	51,963	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	102,411	10.21	40,110	4.0	50,138	5.0
Tangible Capital:
(To Tangible Assets)	102,411	10.21	15,041	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total Capital:
(To Risk-Weighted Assets)	$105,277	16.07%	$52,405	8.0%	$65,507	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	97,046	14.81	39,304	6.0	52,405	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	97,046	14.81	29,478	4.5	42,579	6.5
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	97,046	11.18	34,718	4.0	43,397	5.0
Tangible Capital:
(To Tangible Assets)	97,046	11.18	13,019	1.5	N/A	N/A
In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019. At March 31, 2017, the Bank's CET1 capital exceeded the required capital conservation buffer of 1.25%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at March 31, 2017, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the OCC and the FDIC routinely examine the Bank's financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company's consolidated financial statements be adjusted in accordance with their findings. A future examination by the OCC or the FDIC could include a review of certain transactions or other amounts reported in the Company's 2017 consolidated financial statements. The Company did not repurchase any shares of common stock for the years ended March 31, 2017, 2016 or 2015.

16.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of March 31, 2017 and 2016, there were 24,633 and 49,266 shares, respectively, which had not been allocated under the Company's ESOP. For the years ended March 31, 2017, 2016 and 2015, stock options for 59,000, 211,000 and 234,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Year Ended March 31,
(Dollars and share data in thousands, except per share data)	2017	2016	2015

Basic EPS computation:
Numerator-net income	$7,404	$6,358	$4,491
Denominator-weighted average common shares outstanding	22,478	22,450	22,393
Basic EPS	$0.33	$0.28	$0.20
Diluted EPS computation:
Numerator-net income	$7,404	$6,358	$4,491
Denominator-weighted average common shares outstanding	22,478	22,450	22,393
Effect of dilutive stock options	70	44	39
Weighted average common shares and common stock
equivalents	22,548	22,494	22,432
Diluted EPS	$0.33	$0.28	$0.20

17.	FAIR VALUE MEASUREMENTS

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

Financial instruments are presented in the tables that follow by recurring or nonrecurring measurement status. Assets measured on a recurring basis at fair value and are required to be remeasured at fair value in the consolidated financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be remeasured at fair value after initial recognition in the consolidated financial statements at some time during the reporting period.

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
March 31, 2017	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$2,819	$-	$2,819	$-
Agency securities	16,808	-	16,808	-
Real estate mortgage investment conduits	43,160	-	43,160	-
Mortgage-backed securities	96,611	-	96,611	-
Other mortgage-backed securities	40,816	-	40,816	-
Total assets measured at fair value on a recurring basis	$200,214	$-	$200,214	$-

		Estimated Fair Value Measurements Using
March 31, 2016	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Trust preferred	$1,808	$-	$-	$1,808
Agency securities	19,569	-	19,569	-
Real estate mortgage investment conduits	43,924	-	43,924	-
Mortgage-backed securities	76,353	-	76,353	-
Other mortgage-backed securities	9,036	-	9,036	-
Total assets measured at fair value on a recurring basis	$150,690	$-	$148,882	$1,808

There were no transfers of assets into or out of Levels 1, 2 or 3 during the years ended March 31, 2017 and 2016.
The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):
	For the Year Ended March 31,
	2017	2016

Beginning balance	$1,808	$1,812
Included in earnings (1)	(158)	-
Included in other comprehensive income	29	(4)
Disposition	(1,679)	-
Ending balance	$-	$1,808

(1) Included in other non-interest income.

The following methods were used to estimate the fair value of each class of financial instrument above:

Investment securities – Investment securities are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third-party pricing service to assist the Company in determining the fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. The Company's Level 3 assets consisted of a collateralized debt obligation secured by a pool of trust preferred securities.

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

Management reviews the pricing information received from the third-party pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or by performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to help ensure prices represent a reasonable estimate of fair value.

At March 31, 2016, the Company determined that the market for its collateralized debt obligation secured by a pool of trust preferred securities is inactive. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the collateralized debt obligation was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available and unobservable data, and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique, in order to measure the fair value of the security.

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated fair value measurements using
March 31, 2017	Total estimated fair value	Level 1	Level 2	Level 3

Impaired loans	$2,281	$-	$-	$2,281

March 31, 2016

Impaired loans	$1,092	$-	$-	$1,092
REO	644	-	-	644
Total assets measured at fair value on a nonrecurring basis	$1,736	$-	$-	$1,736

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2017 and 2016:

	Valuation technique	Significant unobservable inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	N/A

REO	Appraised value	Adjustment for market conditions	N/A

(1)  There were no adjustments to appraised values of impaired loans for the year ended March 31, 2017. There were no adjustments to appraised values of impaired loans or REO for the year ended March 31, 2016.

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

REO – REO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. REO is recorded at the estimated fair value less estimated costs to sell. This amount becomes the property's new basis. Any write-downs based on the property's estimated fair value less estimated costs to sell at the date of acquisition are charged to the allowance for loan losses. At acquisition date, any write ups (whereby the fair value less estimated costs to sell exceeds the loan basis) are first recovered through the allowance for loan losses if there was a prior charge-off and then applied to any outstanding accrued interest. If no prior charge-off or accrued interest is present, the amount is recorded as a gain on transfer of REO.

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

Management periodically reviews REO to help ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any additional write-downs based on a re-evaluation of the property's fair value are charged to non-interest expense. Because of the high degree of judgment required in estimating the fair value of REO and because of the relationship between fair value and general economic conditions, the Company considers the fair value of REO to be highly sensitive to changes in market conditions.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

March 31, 2017	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$64,613	$64,613	$-	$-	$64,613
Certificates of deposit held for investment	11,042	-	11,108	-	11,108
Loans held for sale	478	-	478	-	478
Investment securities available for sale	200,214	-	200,214	-	200,214
Investment securities held to maturity	64	-	66	-	66
Loans receivable, net	768,904	-	-	731,996	731,996
FHLB stock	1,181	-	1,181	-	1,181

Liabilities:
Demand and savings deposits	830,258	830,258	-	-	830,258
Time deposits	149,800	-	148,574	-	148,574
Junior subordinated debentures	26,390	-	-	13,284	13,284
Capital lease obligation	2,454	-	2,454	-	2,454

March 31, 2016	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value

Assets:
Cash and cash equivalents	$55,400	$55,400	$-	$-	$55,400
Certificates of deposit held for investment	16,769	-	16,959	-	16,959
Loans held for sale	503	-	503	-	503
Investment securities available for sale	150,690	-	148,882	1,808	150,690
Investment securities held to maturity	75	-	76	-	76
Loans receivable, net	614,934	-	-	571,068	571,068
FHLB stock	1,060	-	1,060	-	1,060

Liabilities:
Demand and savings deposits	660,421	660,421	-	-	660,421
Time deposits	119,382	-	119,143	-	119,143
Junior subordinated debentures	22,681	-	-	7,705	7,705
Capital lease obligation	2,475	-	2,475	-	2,475

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

Loans receivable and loans held for sale – Loans receivable were priced using a discounted cash flow analysis. The fair value of loans held for sale was based on the loans' carrying values as the agreements to sell these loans are short-term fixed-rate commitments and no material difference between the carrying value and expected sales price is deemed likely.

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

18.	COMMITMENTS AND CONTINGENCIES

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

Significant off-balance sheet commitments are listed below at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2017	March 31, 2016
Commitments to originate loans:
Adjustable-rate	$16,958	$25,186
Fixed-rate	28,301	16,689
Standby letters of credit	2,614	1,379
Undisbursed loan funds and unused lines of credit	119,763	101,623
Total	$167,636	$144,877

At March 31, 2017, the Company had firm commitments to sell $3.5 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At March 31, 2017, loans under warranty totaled $117.2 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At March 31, 2017, the Company had an allowance for FHLMC loans of $39,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the years ended March 31, 2017, 2016 and 2015.

The Company is periodically party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's future consolidated financial position, results of operations and cash flows.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

19.	RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS
MARCH 31, 2017 AND 2016
(In thousands)	2017	2016
ASSETS
Cash and cash equivalents	$5,188	$1,467
Investment in the Bank	129,947	127,311
Other assets	3,022	2,657
TOTAL ASSETS	$138,157	$131,435
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities	$53	$29
Dividend payable	450	452
Borrowings	26,390	22,681
Shareholders' equity	111,264	108,273
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$138,157	$131,435

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2017, 2016 AND 2015
(In thousands)	2017	2016	2015
INCOME:
Dividend income from the Bank	$-	$-	$6,000
Interest on investment securities and other short-term investments	21	12	13
Interest on loan receivable from the Bank	15	24	33
Total income	36	36	6,046
EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	587	443	457
Total expense	730	586	600
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	(694)	(550)	5,446
BENEFIT FOR INCOME TAXES	(235)	(187)	(197)
INCOME (LOSS) OF PARENT COMPANY	(459)	(363)	5,643
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	7,863	6,721	(1,152)
NET INCOME	$7,404	$6,358	$4,491

There were no items of other comprehensive income that were solely attributable to the parent Company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2017, 2016 AND 2015

(In thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,404	$6,358	$4,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss of the Bank	(7,863)	(6,721)	1,152
Amortization	22	-	-
Provision (benefit) for deferred income taxes	666	721	(197)
Earned ESOP shares	143	110	102
Stock-based compensation	-	-	26
Changes in assets and liabilities:
Other assets	(1,031)	(941)	110
Accrued expenses and other liabilities	(19)	(1)	(3,698)
Net cash provided by (used in) operating activities	(678)	(474)	1,986
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from assumption of junior subordinated debt (see Note 3)	3,687	-	-
Dividend from the Bank	2,500	-	-
Net cash provided by investing activities	6,187	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,799)	(1,261)	-
Proceeds from exercise of stock options	11	62	48
Net cash provided by (used in) financing activities	(1,788)	(1,199)	48
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,721	(1,673)	2,034
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,467	3,140	1,106
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,188	$1,467	$3,140

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2017:
Interest and dividend income	$9,883	$8,952	$8,530	$8,262
Interest expense	538	450	442	439
Net interest income	9,345	8,502	8,088	7,823
Recapture of loan losses	-	-	-	-
Non-interest income, net	2,586	2,333	2,581	2,514
Non-interest expense	8,918	7,851	8,397	7,815
Income before income taxes	3,013	2,984	2,272	2,522
Provision for income taxes	979	991	592	825
Net income	$2,034	$1,993	$1,680	$1,697
Basic earnings per share (1)	$0.09	$0.09	$0.07	$0.08
Diluted earnings per share (1)	$0.09	$0.09	$0.07	$0.08
Fiscal 2016:
Interest and dividend income	$7,864	$7,921	$7,602	$7,561
Interest expense	432	434	439	437
Net interest income	7,432	7,487	7,163	7,124
Recapture of loan losses	(350)	-	(300)	(500)
Non-interest income, net	2,193	2,417	2,216	2,549
Non-interest expense	7,569	7,349	7,284	7,745
Income before income taxes	2,406	2,555	2,395	2,428
Provision for income taxes	1,001	849	743	833
Net income	$1,405	$1,706	$1,652	$1,595
Basic earnings per share (1)	$0.06	$0.08	$0.07	$0.07
Diluted earnings per share (1)	$0.06	$0.08	$0.07	$0.07
          (1)  Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

    (b)Changes in Internal Controls: There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

    (c)Management's Annual Report on Internal Control Over Financial Reporting: The management of Riverview Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of the Company's published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2017. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered public accounting firm that audits the Company's consolidated financial statements has audited the Company's internal control over financial reporting as of March 31, 2017. The attestation report, appearing below, expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of March 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.

We have audited the internal control over financial reporting of Riverview Bancorp, Inc. and Subsidiary (collectively, "the Company") as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's consolidated balance sheet as of March 31, 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended, and our report dated June 5, 2017, expressed an unqualified opinion on those consolidated financial statements.

Lake Oswego, Oregon
 June 5, 2017

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2017 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I ‑ Election of Directors" contained in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders, and "Part I - Business -- Executive Officers" of this Form 10-K, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Gary R. Douglass, Bess. R. Wills, and Jerry C. Olson. Each member of the Audit Committee is "independent," as defined in the Nasdaq Stock Market Listing Standards. The Company's Board of Directors has designated Mr. Douglass, Audit Committee Chairman, as its financial expert, as defined in SEC's Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders (excluding the information contained under the heading "Personnel/Compensation Committee Report,") is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company's equity compensation plan as of March 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2003 Stock Option Plan	162,154	3.30	-
1998 Stock Option Plan	58,500	8.73	-

Equity compensation plans not approved by security holders:	-	-	-

Total	220,654		-

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings "Related Party Transactions" and "Director Independence" under the heading "Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned "Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders (excluding the information contained under the heading of "Report of the Audit Committee") is incorporated herein by reference.

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

3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
4	Form of Certificate of Common Stock of the Registrant (2)
10.1	Form of Employment Agreement between the Company and each of Patrick Sheaffer, Ronald A. Wysaske, and Kevin J. Lycklama (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and each of Patrick Sheaffer, Ronald A. Wysaske, and Kevin J. Lycklama (4)
10.3	Form of Employment Agreement between the Company and Chris P. Cline (5)
10.4	Form of Change in Control Agreement between the Company and Chris P. Cline (5)
10.5	Employee Severance Compensation Plan (6)
10.6	Employee Stock Ownership Plan (7)
10.7	1998 Stock Option Plan (8)
10.8	2003 Stock Option Plan (9)
10.9	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (10)
10.10	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (10)
10.11	Deferred Compensation Plan (11)
10.12
Standstill Agreement, dated August 26, 2015, by and among, Riverview Bancorp, Inc. and Ancora Advisors, LLC, Merlin Partners LP, Ancora Catalyst Fund, Frederick DiSanto, Brian Hopkins, Patrick Sweeney and James M. Chadwick (12)

11	Statement of recomputation of per share earnings (See Note 16 of the Notes to Consolidated Financial Statements contained herein.)
21	Subsidiaries of Registrant (13)
23	Consent of Independent Registered Public Accounting Firm – Delap LLP
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touch LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Yearly Report on Form 10-K for the year ended March 31, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 29, 2016 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 3, 2016 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, and incorporated herein by reference.
(5) (6)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017, and incorporated herein by reference.
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant's Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 2015, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.
Date:	June 5, 2017	By:	/s/ Patrick Sheaffer Patrick Sheaffer Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Sheaffer Patrick Sheaffer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	By:	/s/ Ronald A. Wysaske Ronald A. Wysaske President and Chief Operating Officer Director

Date:	June 5, 2017	Date:	June 5, 2017

By:	/s/ Kevin J. Lycklama	By:	/s/ Bess R. Wills
	Kevin J. Lycklama		Bess R. Wills
	Executive Vice President and		Director
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	June 5, 2017	Date:	June 5, 2017

By:	/s/ Gary R. Douglass	By:	/s/ Bradley J. Carlson
	Gary R. Douglass		Bradley J. Carlson
	Director		Director

Date:	June 5, 2017	Date:	June 5, 2017

By:	/s/ John A. Karas	By:	/s/ Jerry C. Olson
	John A. Karas		Jerry C. Olson
	Director		Director

Date:	June 5, 2017	Date:	June 5, 2017

By:	/s/ Gerald L. Nies	By:	/s/ David Nierenberg
	Gerald L. Nies		David Nierenberg
	Director		Director

Date:	June 5, 2017	Date:	June 5, 2017

EXHIBIT INDEX

Exhibit 10.3   Form of Employment Agreement between the Company and Chris P. Cline

Exhibit 10.4   Form of Change in Control Agreement between the Company and Chris P. Cline

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

Exhibit 101
The following materials from Riverview Bancorp, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements