Form 10-Q
period 2017-06-30
RIVERVIEW BANCORP INC
filed 2017-08-08
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,527,401 shares outstanding as of August 8, 2017.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information Page	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017	2

	Consolidated Statements of Income for the Three Months Ended June 30, 2017 and 2016	3

	Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2017 and 2016	4

	Consolidated Statements of Shareholders' Equity for the Three Months Ended June 30, 2017 and 2016	5

	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2017 and 2016	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4:	Controls and Procedures	38

Part II.	Other Information	39 - 40

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		41

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 AND MARCH 31, 2017

(In thousands, except share and per share data) (Unaudited)	June 30, 2017	March 31, 2017
ASSETS
Cash and cash equivalents (including interest-earning accounts of $14,919 and $46,245)	$34,108	$64,613
Certificates of deposit held for investment	11,042	11,042
Loans held for sale	768	478
Investment securities:
Available for sale, at estimated fair value	205,012	200,214
Held to maturity, at amortized cost (estimated fair value of $55 and $66)	54	64
Loans receivable (net of allowance for loan losses of $10,597 and $10,528)	786,913	768,904
Real estate owned ("REO")	298	298
Prepaid expenses and other assets	3,901	3,815
Accrued interest receivable	3,086	2,941
Federal Home Loan Bank stock, at cost	1,181	1,181
Premises and equipment, net	16,041	16,232
Deferred income taxes, net	6,051	7,610
Mortgage servicing rights, net	408	398
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	1,277	1,335
Bank owned life insurance ("BOLI")	27,945	27,738
TOTAL ASSETS	$1,125,161	$1,133,939
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$973,483	$980,058
Accrued expenses and other liabilities	8,302	13,080
Advanced payments by borrowers for taxes and insurance	596	693
Junior subordinated debentures	26,414	26,390
Capital lease obligation	2,449	2,454
Total liabilities	1,011,244	1,022,675
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
June 30, 2017 – 22,527,401 issued and outstanding	225	225
March 31, 2017 – 22,510,890 issued and outstanding
Additional paid-in capital	64,556	64,468
Retained earnings	50,482	48,335
Unearned shares issued to employee stock ownership plan ("ESOP")	(52)	(77)
Accumulated other comprehensive loss	(1,294)	(1,687)
Total shareholders' equity	113,917	111,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,125,161	$1,133,939

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands, except share and per share data) (Unaudited)	2017	2018
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$9,789	$7,440
Interest on investment securities – taxable	1,133	720
Interest on investment securities – nontaxable	14	-
Other interest and dividends	87	102
Total interest and dividend income	11,023	8,262

INTEREST EXPENSE:
Interest on deposits	322	281
Interest on borrowings	268	158
Total interest expense	590	439
Net interest income	10,433	7,823
Provision for loan losses	-	-
Net interest income after provision for loan losses	10,433	7,823

NON-INTEREST INCOME:
Fees and service charges	1,407	1,323
Asset management fees	853	822
Net gains on sales of loans held for sale	225	139
BOLI	207	191
Other, net	46	39
Total non-interest income, net	2,738	2,514

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,422	4,640
Occupancy and depreciation	1,346	1,137
Data processing	616	495
Amortization of CDI	58	-
Advertising and marketing	234	193
FDIC insurance premium	145	122
State and local taxes	154	139
Telecommunications	104	73
Professional fees	415	258
REO	2	15
Other	678	743
Total non-interest expense	9,174	7,815

INCOME BEFORE INCOME TAXES	3,997	2,522
PROVISION FOR INCOME TAXES	1,343	825
NET INCOME	$2,654	$1,697

Earnings per common share:
Basic	$0.12	$0.08
Diluted	0.12	0.08
Weighted average number of common shares outstanding:
Basic	22,504,852	22,467,861
Diluted	22,589,440	22,514,235

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands) (Unaudited)	2017	2016

Net income	$2,654	$1,697

Other comprehensive income:
Net unrealized holding gain from available for sale investment securities
arising during the period, net of tax of ($217) and ($245), respectively	393	441

Total comprehensive income, net	$3,047	$2,138

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to	Accumulated Other Comprehensive
(Unaudited)	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Total

Balance April 1, 2016	22,507,890	$225	$64,418	$42,728	$(181)	$1,083	$108,273

Net income	-	-	-	1,697	-	-	1,697
Cash dividend ($0.02 per share)	-	-	-	(449)	-	-	(449)
Earned ESOP shares	-	-	3	-	26	-	29
Other comprehensive income, net	-	-	-	-	-	441	441

Balance June 30, 2016	22,507,890	$225	$64,421	$43,976	$(155)	$1,524	$109,991

Balance April 1, 2017	22,510,890	$225	$64,468	$48,335	$(77)	$(1,687)	$111,264

Net income	-	-	-	2,654	-	-	2,654
Cash dividend ($0.0225 per share)	-	-	-	(507)	-	-	(507)
Exercise of stock options	16,511	-	70	-	-	-	70
Earned ESOP shares	-	-	18	-	25	-	43
Other comprehensive income, net	-	-	-	-	-	393	393

Balance June 30, 2017	22,527,401	$225	$64,556	$50,482	$(52)	$(1,294)	$113,917

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands) (Unaudited)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,654	$1,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	883	911
Provision for deferred income taxes	1,342	803
Expense related to ESOP	43	29
Increase in deferred loan origination fees, net of amortization	2,955	163
Origination of loans held for sale	(7,368)	(4,118)
Proceeds from sales of loans held for sale	7,239	4,253
Net gains on loans held for sale, sales and transfer of REO, sales of investment securities and sales of premises and equipment	(225)	(134)
Income from BOLI	(207)	(191)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(137)	69
Accrued interest receivable	(145)	(68)
Accrued expenses and other liabilities	(4,794)	(119)
Net cash provided by operating activities	2,240	3,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(6,315)	(5,265)
Purchases of loans receivable	(14,789)	-
Principal repayments on investment securities available for sale	6,498	6,275
Purchases of investment securities available for sale	(11,030)	(21,464)
Proceeds from calls, maturities, and sales of investment securities available for sale	-	2,500
Principal repayments on investment securities held to maturity	10	3
Purchases of premises and equipment and capitalized software	(107)	(96)
Redemption of certificates of deposit held for investment, net	-	498
Proceeds from sales of REO and premises and equipment	-	21
Net cash used in investing activities	(25,733)	(17,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(6,530)	9,752
Dividends paid	(450)	(449)
Proceeds from borrowings	17,925	-
Repayment of borrowings	(17,925)	-
Principal payments on capital lease obligation	(5)	(5)
Net decrease in advance payments by borrowers	(97)	(88)
Proceeds from exercise of stock options	70	-
Net cash provided by (used in) financing activities	(7,012)	9,210
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,505)	(5,023)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,613	55,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,108	$50,377
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$553	$395
Income taxes	1	20

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$507	$450
Unrealized holding gain from investment securities available for sale	610	686
Income tax effect related to unrealized holding gain from investment securities available for sale	(217)	(245)

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2017 ("2017 Form 10-K"). The unaudited consolidated results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2018.

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

On February 17, 2017, Riverview Bancorp, Inc. and Riverview Community Bank completed the purchase and assumption transaction in which Riverview Community Bank purchased certain assets and assumed certain liabilities of MBank, the wholly-owned subsidiary of Merchants Bancorp (the "MBank transaction"). In addition, as part of the MBank transaction, Riverview Bancorp, Inc. assumed the obligations of Merchant Bancorp's trust preferred securities. The MBank transaction was accounted for as a business combination pursuant to GAAP. The results of operations of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of the acquisition date. See Note 3 for additional discussion.

2.	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the "Bank"); and the Bank's wholly-owned subsidiaries, Riverview Services, Inc. and Riverview Trust Company (the "Trust Company") (collectively referred to as the "Company"). All inter-company transactions and balances have been eliminated in consolidation.

3.	BUSINESS COMBINATIONS

On February 17, 2017, the Company acquired certain assets and assumed certain liabilities of Merchants Bancorp and its wholly-owned subsidiary, MBank. MBank provided community banking services to individuals and businesses from banking offices in the Portland, Oregon metropolitan area. As a result of the transaction, the Company has increased its presence in the Portland, Oregon metropolitan area and further diversified its loan, customer and deposit base. Total consideration paid under the MBank transaction consisted of $12.1 million in cash. There were no transfers of common stock or other equity instruments in connection with the MBank transaction, and the Company did not obtain any equity interests in Merchants Bancorp or MBank.

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

In most instances, determining the estimated fair values of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at the appropriate rate of interest. Differences may arise between contractually required payments and the expected cash flows at the acquisition date due to items such as estimated credit losses, prepayments or early withdrawals, and other factors. The most significant of those determinations related to the valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. In accordance with GAAP, there was no carry-over of MBank's previously established allowance for loan losses. Goodwill is expected to be fully deductible for income tax purposes as, under the terms of the MBank transaction, the Company purchased certain assets and assumed certain liabilities of MBank but did not acquire any equity or other ownership interests.

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

The acquired loan portfolio was valued using Level 3 inputs (see Note 11) and included the use of present value techniques, including cash flow estimates and incorporated assumptions that the Company believes marketplace participants would use in estimating fair values. Credit discounts were included in the determination of the fair value of the loans acquired; therefore, an allowance for loan losses was not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The Company determined there were no PCI loans acquired in connection with the MBank transaction.

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

4.	STOCK PLANS AND STOCK-BASED COMPENSATION

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1998 and expired in October 2008. In addition, in July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective in July 2003 and expired in July 2013. Accordingly, no further option awards may be granted under the 1998 Plan or the 2003 Plan; however, any awards granted prior to their expirations remain outstanding subject to their terms. Each option granted under the 1998 Plan or the 2003 Plan has an exercise price equal to the fair market value of the Company's common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

The following table presents activity related to stock options outstanding for the periods shown:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	220,654	$4.74	223,654	$4.73
Options exercised	(16,511)	4.19	-	-
Expired	(5,000)	14.52	-	-
Balance, end of period	199,143	$4.54	223,654	$4.73

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Three Months Ended June 30,
	2017	2016
Stock options fully vested and expected to vest:
Number	199,143	223,654
Weighted average exercise price	$4.54	$4.73
Aggregate intrinsic value (1)	$518,000	$235,000
Weighted average contractual term of options (years)	3.25	4.09
Stock options fully vested and currently exercisable:
Number	199,143	223,654
Weighted average exercise price	$4.54	$4.73
Aggregate intrinsic value (1)	$518,000	$235,000
Weighted average contractual term of options (years)	3.25	4.09

         (1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company's stock.

There was no stock-based compensation expense related to stock options for the three months ended June 30, 2017 and 2016. As of June 30, 2017, all outstanding stock options were fully vested, and there was no remaining unrecognized compensation expense. The total intrinsic value of stock options exercised was $47,000 for the three months ended June 30, 2017. There were no stock options exercised during the three months ended June 30, 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. There were no stock options granted during the three months ended June 30, 2017 and 2016.

On July 26, 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan ("2017 Plan"). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company has reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan.

5.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of June 30, 2017 and 2016, there were 24,633 and 49,266 shares, respectively, which had not been allocated under the Company's ESOP. For the three months ended June 30, 2017 and 2016, stock options for 19,000 and 59,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,
	2017	2016
Basic EPS computation:
Numerator-net income	$2,654,000	$1,697,000
Denominator-weighted average common shares outstanding	22,504,852	22,467,861
Basic EPS	$0.12	$0.08
Diluted EPS computation:
Numerator-net income	$2,654,000	$1,697,000
Denominator-weighted average common shares outstanding	22,504,852	22,467,861
Effect of dilutive stock options	84,588	46,374
Weighted average common shares and common
stock equivalents	22,589,440	22,514,235
Diluted EPS	$0.12	$0.08

6.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Available for sale:
Municipal securities	$6,398	$13	$(48)	$6,363
Agency securities	22,400	18	(179)	22,239
Real estate mortgage investment conduits (1)	41,683	64	(284)	41,463
Residential mortgage-backed securities (1)	93,576	115	(994)	92,697
Other mortgage-backed securities (2)	42,961	28	(739)	42,250
Total available for sale	$207,018	$238	$(2,244)	$205,012

Held to maturity:
Residential mortgage-backed securities (3)	$54	$1	$-	$55

March 31, 2017
Available for sale:
Municipal securities	$2,936	$-	$(117)	$2,819
Agency securities	16,993	18	(203)	16,808
Real estate mortgage investment conduits (1)	43,510	49	(399)	43,160
Residential mortgage-backed securities (1)	97,742	111	(1,242)	96,611
Other mortgage-backed securities (2)	41,649	15	(848)	40,816
Total available for sale	$202,830	$193	$(2,809)	$200,214

Held to maturity:
Residential mortgage-backed securities (3)	$64	$2	$-	$66

(1) Comprised of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of June 30, 2017 are as follows (in thousands):
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,000	$4,985	$-	$-
Due after one year through five years	11,488	11,489	-	-
Due after five years through ten years	41,199	40,744	48	49
Due after ten years	149,331	147,794	6	6
Total	$207,018	$205,012	$54	$55

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2017

Available for sale:
Municipal securities	$5,170	$(48)	$-	$-	$5,170	$(48)
Agency securities	21,216	(179)	-	-	21,216	(179)
Real estate mortgage investment conduits (1)	29,606	(284)	-	-	29,606	(284)
Residential mortgage-backed securities (1)	72,615	(988)	556	(6)	73,171	(994)
Other mortgage-backed securities (2)	34,288	(716)	2,805	(23)	37,093	(739)
Total available for sale	$162,895	$(2,215)	$3,361	$(29)	$166,256	$(2,244)

(1) Comprised of FHLMC, FNMA and GNMA issued securities.
(2) Comprised of SBA issued and CRE secured securities issued by FNMA.

March 31, 2017

Available for sale:
Municipal securities	$2,819	$(117)	$-	$-	$2,819	$(117)
Agency securities	15,785	(203)	-	-	15,785	(203)
Real estate mortgage investment conduits (1)	32,221	(399)	-	-	32,221	(399)
Residential mortgage-backed securities (2)	74,388	(1,232)	602	(10)	74,990	(1,242)
Other mortgage-backed securities (3)	36,754	(803)	2,840	(45)	39,594	(848)
Total available for sale	$161,967	$(2,754)	$3,442	$(55)	$165,409	$(2,809)

(1) Comprised of FHLMC and FNMA issued securities.
(2) Comprised of FHLMC, FNMA and GNMA issued securities.
(3) Comprised of SBA issued and CRE secured securities issued by FNMA.

The unrealized losses on the Company's investment securities at June 30, 2017 were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. Based on management's evaluation and intent, the unrealized losses related to the investment securities in the above tables are considered temporary.

The Company had no sales and realized no gains or losses on sales of investment securities for the three months ended June 30, 2017 and 2016. Investment securities available for sale with an amortized cost of $10.8 million and $11.1 million and a fair value of $10.7 million and $11.1 million at June 30, 2017 and March 31, 2017, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $11,000 and $20,000 and a fair value of $11,000 and $20,000 at June 30, 2017 and March 31, 2017, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable as of June 30, 2017 and March 31, 2017 are reported net of deferred loan fees totaling $3.3 million and $3.2 million, respectively. Loans receivable are also reported net of discounts totaling $1.5 million and $2.0 million at June 30, 2017 and March 31, 2017, respectively. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	June 30, 2017	March 31, 2017
Commercial and construction
Commercial business	$125,732	$107,371
Commercial real estate	451,831	447,071
Land	15,340	15,875
Multi-family	46,189	43,715
Real estate construction	43,186	46,157
Total commercial and construction	682,278	660,189

Consumer
Real estate one-to-four family	91,898	92,865
Other installment (1)	23,334	26,378
Total consumer	115,232	119,243

Total loans	797,510	779,432

Less: Allowance for loan losses	10,597	10,528
Loans receivable, net	$786,913	$768,904

(1) Consists primarily of purchased automobile loans totaling $20.5 million and $23.6 million at June 30, 2017 and March 31, 2017, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2017, loans carried at $447.0 million were pledged as collateral to the Federal Home Loan Bank of Des Moines ("FHLB") and Federal Reserve Bank of San Francisco ("FRB") pursuant to borrowing agreements.

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). As of June 30, 2017 and March 31, 2017, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended June 30, 2017	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,418	$5,084	$228	$297	$714	$2,099	$688	$10,528
Provision for (recapture of) loan losses	(30)	92	(146)	205	(46)	(96)	21	-
Charge-offs	-	-	-	-	-	(82)	-	(82)
Recoveries	3	-	137	-	-	11	-	151
Ending balance	$1,391	$5,176	$219	$502	$668	$1,932	$709	$10,597

Three months ended June 30, 2016

Beginning balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885
Provision for (recapture of) loan losses	(150)	198	(95)	(41)	149	(63)	2	-
Charge-offs	-	-	-	-	-	(44)	-	(44)
Recoveries	4	2	82	-	-	31	-	119
Ending balance	$902	$4,473	$312	$671	$565	$2,327	$710	$9,960

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):
	Allowance for Loan Losses			Recorded Investment in Loans
June 30, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,391	$1,391	$1,114	$124,618	$125,732
Commercial real estate	88	5,088	5,176	3,743	448,088	451,831
Land	-	219	219	791	14,549	15,340
Multi-family	-	502	502	1,681	44,508	46,189
Real estate construction	-	668	668	-	43,186	43,186
Consumer	83	1,849	1,932	1,464	113,768	115,232
Unallocated	-	709	709	-	-	-
Total	$171	$10,426	$10,597	$8,793	$788,717	$797,510

March 31, 2017

Commercial business	$-	$1,418	$1,418	$294	$107,077	$107,371
Commercial real estate	-	5,084	5,084	7,604	439,467	447,071
Land	-	228	228	801	15,074	15,875
Multi-family	-	297	297	1,692	42,023	43,715
Real estate construction	-	714	714	-	46,157	46,157
Consumer	88	2,011	2,099	1,475	117,768	119,243
Unallocated	-	688	688	-	-	-
Total	$88	$10,440	$10,528	$11,866	$767,566	$779,432

Non-accrual loans:  Loans are reviewed regularly and it is the Company's general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $24,000 and $17,000 during the three months ended June 30, 2017 and 2016, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

June 30, 2017	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$11	$-	$292	$303	$125,429	$125,732
Commercial real estate	-	-	1,323	1,323	450,508	451,831
Land	-	-	791	791	14,549	15,340
Multi-family	-	-	-	-	46,189	46,189
Real estate construction	-	-	-	-	43,186	43,186
Consumer	189	-	386	575	114,657	115,232
Total	$200	$-	$2,792	$2,992	$794,518	$797,510

March 31, 2017

Commercial business	$13	$-	$294	$307	$107,064	$107,371
Commercial real estate	-	-	1,342	1,342	445,729	447,071
Land	-	-	801	801	15,074	15,875
Multi-family	-	-	-	-	43,715	43,715
Real estate construction	-	-	-	-	46,157	46,157
Consumer	228	34	278	540	118,703	119,243
Total	$241	$34	$2,715	$2,990	$776,442	$779,432

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$120,640	$2,480	$2,612	$-	$-	$125,732
Commercial real estate	437,261	9,901	4,669	-	-	451,831
Land	14,549	-	791	-	-	15,340
Multi-family	45,633	544	12	-	-	46,189
Real estate construction	43,186	-	-	-	-	43,186
Consumer	114,846	-	386	-	-	115,232
Total	$776,115	$12,925	$8,470	$-	$-	$797,510

March 31, 2017

Commercial business	$102,113	$2,063	$3,195	$-	$-	$107,371
Commercial real estate	430,923	10,426	5,722	-	-	447,071
Land	15,074	-	801	-	-	15,875
Multi-family	43,156	547	12	-	-	43,715
Real estate construction	46,157	-	-	-	-	46,157
Consumer	118,965	-	278	-	-	119,243
Total	$756,388	$13,036	$10,008	$-	$-	$779,432

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

June 30, 2017	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$1,114	$-	$1,114	$1,341	$-
Commercial real estate	2,632	1,111	3,743	4,644	88
Land	791	-	791	806	-
Multi-family	1,681	-	1,681	1,810	-
Consumer	303	1,161	1,464	1,584	83
Total	$6,521	$2,272	$8,793	$10,185	$171
March 31, 2017

Commercial business	$294	$-	$294	$301	$-
Commercial real estate	7,604	-	7,604	8,806	-
Land	801	-	801	807	-
Multi-family	1,692	-	1,692	1,826	-
Consumer	306	1,169	1,475	1,611	88
Total	$10,697	$1,169	$11,866	$13,351	$88

	Three Months ended June 30, 2017		Three Months ended June 30, 2016
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$704	$20	$191	$2
Commercial real estate	5,674	30	9,649	97
Land	796	-	801	-
Multi-family	1,686	23	1,726	23
Consumer	1,470	15	1,594	16
Total	$10,330	$88	$13,961	$138

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	June 30, 2017			March 31, 2017
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$822	$292	$1,114	$-	$294	$294
Commercial real estate	2,420	1,323	3,743	6,262	1,342	7,604
Land	-	791	791	-	801	801
Multi-family	1,681	-	1,681	1,692	-	1,692
Consumer	1,464	-	1,464	1,475	-	1,475
Total	$6,387	$2,406	$8,793	$9,429	$2,437	$11,866

At June 30, 2017, the Company had no commitments to lend additional funds on these loans. At June 30, 2017, all of the Company's TDRs were paying as agreed except for two commercial business TDR loans totaling $292,000 and two commercial real estate TDR loans totaling $1.3 million that defaulted since the loans were modified.

There were no new TDRs for the three months ended June 30, 2017 and 2016. There was one loan modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended June 30, 2017 totaling $107,000.

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

An interim impairment test was not deemed necessary as of June 30, 2017 due to the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

The following table presents the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	For the Three Months Ended June 30, 2017	For the Year Ended March 31, 2017
Net carrying value at beginning of period	$27,076	$25,572
MBank Transaction (see Note 3)	-	1,504
Net carrying value at the end of period	$27,076	$27,076

10.	JUNIOR SUBORDINATED DEBENTURES

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

The Debentures issued by the Company to the grantor trusts; totaling $26.4 million at both June 30, 2017 and March 31, 2017, are reflected in the consolidated balance sheets in the liabilities section, under the caption "junior subordinated debentures." The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $836,000 at both June 30, 2017 and March 31, 2017, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at June 30, 2017 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	2.61%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	2.60%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	4.40%	6/2033
		27,836
Fair value adjustment (4)		(1,422)
Total Debentures at fair value		$26,414

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%
(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%
(3) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%
(4) Amount, net of accretion, is attributable to the MBank transaction. See Note 3.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):
		Estimated Fair Value Measurements Using
June 30, 2017	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$6,363	$-	$6,363	$-
Agency securities	22,239	-	22,239	-
Real estate mortgage investment conduits	41,463	-	41,463	-
Residential mortgage-backed securities	92,697	-	92,697	-
Other mortgage-backed securities	42,250	-	42,250	-
Total assets measured at fair value on a recurring basis	$205,012	$-	$205,012	$-

March 31, 2017

Investment securities available for sale:
Municipal securities	$2,819	$-	$2,819	$-
Agency securities	16,808	-	16,808	-
Real estate mortgage investment conduits	43,160	-	43,160	-
Residential mortgage-backed securities	96,611	-	96,611	-
Other mortgage-backed securities	40,816	-	40,816	-
Total assets measured at fair value on a recurring basis	$200,214	$-	$200,214	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 for the three months ended June 30, 2017 and 2016.

The following methods were used to estimate the fair value of financial instruments above:

Investment securities – Investment securities are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third-party pricing service to assist the Company in determining the fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. Investment securities are included within Level 3 of the hierarchy when there are significant unobservable inputs.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
June 30, 2017	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$2,031	$-	$-	$2,031

March 31, 2017

Impaired loans	$2,281	$-	$-	$2,281

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2017 and March 31, 2017:

	Valuation Technique	Significant Unobservable Inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	N/A (1)

(1) There were no adjustments to appraised values of impaired loans as of June 30, 2017 and March 31, 2017, respectively.

The following methods were used to estimate the fair values:

Impaired loans – For information regarding the Company's method for estimating the fair value of impaired loans, see Note 8 – Allowance For Loan Losses.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

June 30, 2017	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$34,108	$34,108	$-	$-	$34,108
Certificates of deposit held for investment	11,042	-	11,078	-	11,078
Loans held for sale	768	-	768	-	768
Investment securities available for sale	205,012	-	205,012	-	205,012
Investment securities held to maturity	54	-	55	-	55
Loans receivable, net	786,913	-	-	760,481	760,481
FHLB stock	1,181	-	1,181	-	1,181

Liabilities:
Demand and savings deposits	830,824	830,824	-	-	830,824
Time deposits	142,659	-	141,678	-	141,678
Junior subordinated debentures	26,414	-	-	13,787	13,787
Capital lease obligation	2,449	-	2,449	-	2,449

	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
March 31, 2017
Assets:
Cash and cash equivalents	$64,613	$64,613	$-	$-	$64,613
Certificates of deposit held for investment	11,042	-	11,108	-	11,108
Loans held for sale	478	-	478	-	478
Investment securities available for sale	200,214	-	200,214	-	200,214
Investment securities held to maturity	64	-	66	-	66
Loans receivable, net	768,904	-	-	731,996	731,996
FHLB stock	1,181	-	1,181	-	1,181

Liabilities:
Demand and savings deposits	830,258	830,258	-	-	830,258
Time deposits	149,800	-	148,574	-	148,574
Junior subordinated debentures	26,390	-	-	13,284	13,284
Capital lease obligation	2,454	-	2,454	-	2,454

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

Investment securities – See the description above.

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

12.	NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2017, the FASB issued ASU 2017-08, "Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08"). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-08 is not expected to have a material impact on the Company's future consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation – Stock Compensation: Scope of Modification Accounting" ("ASU 2017-09"). The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in term or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of ASU 2017-09 is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company's future consolidated financial statements.

13.	COMMITMENTS AND CONTINGENCIES

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

Significant off-balance sheet commitments at June 30, 2017 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$24,134
Fixed-rate	13,830
Standby letters of credit	2,789
Undisbursed loan funds and unused lines of credit	132,521
Total	$173,274

At June 30, 2017, the Company had firm commitments to sell $1.8 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2017, loans under warranty totaled $118.9 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At June 30, 2017, the Company had an allowance for FHLMC loans of $27,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds held by other institutions for the three months ended June 30, 2017 and 2016.

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2017 Form 10-K under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies." That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosures contained in the Company's 2017 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's net loan portfolio totaled $786.9 million at June 30, 2017 compared to $768.9 million at March 31, 2017.

The Bank's subsidiary, Riverview Trust Company (the "Trust Company"), is a trust and financial services company located in downtown Vancouver, Washington, and provides full-service brokerage activities, trust and asset management services. In April 2017, the Trust Company opened a second office in Lake Oswego, Oregon. The Bank's Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

On February 17, 2017, the Company completed the purchase and assumption transaction in which the Company purchased certain assets and assumed certain liabilities of MBank, the wholly-owned subsidiary of Merchants Bancorp (the "MBank transaction"). In addition, as part of the MBank transaction, Riverview Bancorp, Inc. assumed the obligations of Merchant Bancorp's trust preferred securities. See Note 3 in the Notes to Consolidated Financial Statements in this Form 10-Q for additional discussion.

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include: Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, Wafer Tech, Nautilus, Barrett Business Services, PeaceHealth, Fisher Investments and Banfield Pet Hospitals, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area and the Portland metropolitan area are sources of tourism, which has helped to transform the area from its past dependence on the timber industry.

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

Economic conditions in the Company's market areas have generally improved from the recent recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 5.0% at May 31, 2017 compared to 5.5% at March 31, 2017 and 6.5% at June 30, 2016. According to the Oregon Employment Department, unemployment in Portland decreased to 3.1% at May 31, 2017 compared to 3.2% at March 31, 2017 and 4.5% at June 30, 2016. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland have increased to 1.6 months at June 30, 2017 compared to 1.3 months at March 31, 2017 and increased compared to 1.5 months at June 30, 2016. Residential home inventory levels in Clark County remained at 1.6 months at June 30, 2017 and March 31, 2017, compared to 1.8 months at June 30, 2016. According to the RMLS, closed home sales in Clark County increased 7.2% in June 2017 compared to June 2016. Closed home sales during June 2017 in Portland increased 0.9% compared to June 2016. The Company has also seen an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area have been thriving and the vacancy rates in the Portland/Vancouver area have been relatively low.

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

Implementation of a Profit Improvement Plan ("PIP") The Company has formed a committee comprised of several members of management and the board of directors to undertake several initiatives to reduce non-interest expense and continue our on-going efforts to identify cost savings opportunities throughout all aspects of the Company's operations. The PIP committee's mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment and other noninterest expenditures. In this regard, the Company has reduced its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 69.7% at June 30, 2017.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, whereby the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $440.5 million and $425.9 million at June 30, 2017 and March 31, 2017, respectively. During the quarter ended December 31, 2016, the Company switched its existing debit card holders from Visa® to MasterCard®. The change in debit card service providers is expected to increase interchange revenue and provide cost savings to the Company.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, over the past several years the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers' needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers' cash management needs and compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts ("IOLTA"), public funds and Internet based deposits) decreased $9.0 million during the quarter ended June 30, 2017.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company's commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
June 30, 2017

Commercial business	$125,732	$-	$-	$125,732
Commercial construction	-	-	28,082	28,082
Office buildings	-	130,514	-	130,514
Warehouse/industrial	-	77,895	-	77,895
Retail/shopping centers/strip malls	-	70,300	-	70,300
Assisted living facilities	-	4,580	-	4,580
Single purpose facilities	-	168,542	-	168,542
Land	-	15,340	-	15,340
Multi-family	-	46,189	-	46,189
One-to-four family construction	-	-	15,104	15,104
Total	$125,732	$513,360	$43,186	$682,278

March 31, 2017

Commercial business	$107,371	$-	$-	$107,371
Commercial construction	-	-	27,050	27,050
Office buildings	-	121,983	-	121,983
Warehouse/industrial	-	74,671	-	74,671
Retail/shopping centers/strip malls	-	78,757	-	78,757
Assisted living facilities	-	3,686	-	3,686
Single purpose facilities	-	167,974	-	167,974
Land	-	15,875	-	15,875
Multi-family	-	43,715	-	43,715
One-to-four family construction	-	-	19,107	19,107
Total	$107,371	$506,661	$46,157	$660,189

Comparison of Financial Condition at June 30, 2017 and March 31, 2017

Cash and cash equivalents, including interest-earning accounts, totaled $34.1 million at June 30, 2017 compared to $64.6 million at March 31, 2017. The decrease in cash balances was primarily driven by the increase in loans receivable and a decrease in deposit accounts. The decrease in cash and cash equivalents is also attributable to the Company deploying a portion of its excess cash balances into investment securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company has also invested a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $11.0 million at both June 30, 2017 and March 31, 2017.

Investment securities totaled $205.1 million and $200.3 million at June 30, 2017 and March 31, 2017, respectively. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). During the three months ended June 30, 2017, the Company purchased $11.0 million of investment securities. For the quarter ended June 30, 2017, the Company determined that none of its investment securities required an OTTI charge. For additional information, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $786.9 million at June 30, 2017 compared to $768.9 million at March 31, 2017. The increase was due to net organic loan growth of $3.5 million and purchased SBA loans totaling $14.6 million. The Company has had steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Beginning in March 2017, the Company periodically began purchasing the guaranteed portion of SBA loans as a way to further diversify its loan portfolio and to earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company's primary market area. These loans are purchased with servicing retained by the seller. At June 30, 2017, the Company's purchased SBA loan portfolio was $20.2 million compared to $5.6 million at March 31, 2017.

Deposits decreased $6.6 million to $973.5 million at June 30, 2017 compared to $980.1 million at March 31, 2017. The Company had no wholesale-brokered deposits as of June 30, 2017 or March 31, 2017. Core branch deposits accounted for 97.3% of total deposits at June 30, 2017 compared to 97.6% at March 31, 2017. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $2.7 million to $113.9 million at June 30, 2017 from $111.3 million at March 31, 2017. The increase was mainly attributable to net income of $2.7 million. Additionally, accumulated other comprehensive loss related to unrealized holding loss on securities available for sale decreased $393,000. These increases to shareholders' equity were partially offset by dividends declared of $507,000 for the three months ended June 30, 2017.

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of June 30, 2017, the Bank was "well capitalized" as defined under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain the minimum capital ratios set forth in the tables below.

The Bank's actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):
	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total Capital:
(To Risk-Weighted Assets)	$116,227	14.41%	$64,534	8.0%	$80,668	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	106,132	13.16	48,401	6.0	64,534	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	106,132	13.16	36,301	4.5	52,434	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	106,132	9.79	43,374	4.0	54,217	5.0
Tangible Capital:
(To Average Tangible Assets)	106,132	9.79	16,265	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital:
(To Risk-Weighted Assets)	$112,421	14.06%	$63,955	8.0%	$79,944	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	102,411	12.81	47,966	6.0	63,955	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	102,411	12.81	35,975	4.5	51,963	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	102,411	10.21	40,110	4.0	50,138	5.0
Tangible Capital:
(To Average Tangible Assets)	102,411	10.21	15,041	1.5	N/A	N/A

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

The Company must maintain an adequate level of liquidity to help ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2017, the Bank used its sources of funds primarily to fund loan commitments and purchase additional investment securities. At June 30, 2017, cash and available for sale investments totaled $250.2 million, or 22.2% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At June 30, 2017, the Company had no advances from the FRB and a borrowing capacity of $54.8 million from the FRB, subject to sufficient collateral. At June 30, 2017, there were no borrowings from the FHLB and the Company had an available credit facility of $242.8 million, subject to sufficient collateral and stock investment. At June 30, 2017, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At June 30, 2017 and March 31, 2017, the Bank had no wholesale brokered deposits. As previously discussed, the Bank participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $20.1 million, or 2.1% of total deposits, and $24.3 million, or 2.5% of total deposits, at June 30, 2017 and March 31, 2017, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At June 30, 2017 and March 31, 2017, the Company had $4.1 million and $7.0 million of deposits, respectively, through this listing service which were assumed in the MBank transaction. Although the Company did not originate any internet based deposits during the quarter ended June 30, 2017, or during the year ended March 31, 2017, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank's funding sources gives the Bank available liquidity of $710.0 million, or 63.1% of total assets at June 30, 2017.

At June 30, 2017, the Company had total commitments of $173.3 million, which includes commitments to extend credit of $38.0 million, unused lines of credit and undisbursed balances of $132.5 million and standby letters of credit totaling $2.8 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year totaled $96.8 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $89.1 million.

As a separate legal entity from the Bank, Riverview Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2017, Riverview Bancorp, Inc. had $6.4 million in cash to meet liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, remained stable at $3.1 million or 0.27% of total assets at June 30, 2017 compared to $3.0 million or 0.27% of total assets at March 31, 2017.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands):

	June 30, 2017		March 31, 2017
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$292	2	$294
Commercial real estate	2	1,323	2	1,342
Land	1	791	1	801
Consumer	17	386	19	312
Total	22	$2,792	24	$2,749

The Company continues to focus on managing the residential construction and land acquisition and development loan portfolios. At June 30, 2017, the Company's residential construction and land acquisition and development loan portfolios were $15.1 million and $15.3 million, respectively, as compared to $19.1 million and $15.9 million, respectively at March 31, 2017. The percentage of nonperforming loans in the land acquisition and development loan portfolios at June 30, 2017 was 5.16%, compared 5.05% at March 31, 2017. There were no nonperforming residential construction loans at June 30, 2017 or March 31, 2017. For the three months ended June 30, 2017, there were no charge-offs or recoveries in the residential construction loan portfolio. Net recoveries in the land development loan portfolio totaled $137,000 for the three months ended June 30, 2017.

REO totaled $298,000 at June 30, 2017 and March 31, 2017. There were no REO sales, valuation write-downs, or transfers to REO for the three months ended June 30, 2017. The $298,000 balance of REO is comprised of a one-to-four family real estate property located in Washington.

The allowance for loan losses was $10.6 million or 1.33% of total loans at June 30, 2017 compared to $10.5 million or 1.35% of total loans at March 31, 2017. The ----balance of the allowance for loan losses at June 30, 2017 reflects the lower levels of delinquent, nonperforming and classified loans, elevated levels of net recoveries, as well as stabilizing real estate values in our market areas. The Company recorded no provision for loan losses for the three months ended June 30, 2017.

The coverage ratio of allowance for loan losses to nonperforming loans was 379.55% at June 30, 2017 compared to 382.98% at March 31, 2017. At June 30, 2017, the Company identified $2.4 million or 86.18% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in an $88,000 specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at June 30, 2017 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company's impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At June 30, 2017, the Company had TDRs totaling $8.8 million, of which $6.4 million were on accrual status. However, at June 30, 2017, all of the Company's TDRs were paying as agreed except for two commercial business loans totaling $292,000 and two commercial real estate loans totaling $1.3 million that defaulted since these loans were modified. The related amount of interest income recognized on TDRs was $88,000 and $138,000 for the three months ended June 30, 2017 and 2016, respectively.

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

The following table sets forth information regarding the Company's nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2017	March 31, 2017

Loans accounted for on a non-accrual basis:
Commercial business	$292	$294
Other real estate mortgage	2,114	2,143
Consumer	386	278
Total	2,792	2,715
Accruing loans which are contractually past due 90 days or more	-	34
Total nonperforming loans	2,792	2,749
REO	298	298
Total nonperforming assets	$3,090	$3,047

Foregone interest on non-accrual loans (1)	$24	$81
Total nonperforming loans to total loans	0.35%	0.35%
Total nonperforming loans to total assets	0.25%	0.24%
Total nonperforming assets to total assets	0.27%	0.27%

(1) Three months ended June 30, 2017 and year ended March 31, 2017.

The following table sets forth information regarding the Company's nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2017

Commercial business	$-	$292	$-	$-	$292
Commercial real estate	1,111	212	-	-	1,323
Land	791	-	-	-	791
Consumer	-	277	-	109	386
Total nonperforming loans	1,902	781	-	109	2,792
REO	-	-	298	-	298
Total nonperforming assets	$1,902	$781	$298	$109	$3,090

March 31, 2017

Commercial business	$-	$294	$-	$-	$294
Commercial real estate	1,128	214	-	-	1,342
Land	801	-	-	-	801
Consumer	-	170	-	142	312
Total nonperforming loans	1,929	678	-	142	2,749
REO	-	-	298	-	298
Total nonperforming assets	$1,929	$678	$298	$142	$3,047

The composition of land acquisition and development and speculative construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
June 30, 2017

Land development	$1,763	$929	$12,648	$15,340
Speculative construction	947	321	10,795	12,063
Total land development and speculative construction	$2,710	$1,250	$23,443	$27,403

March 31, 2017

Land development	$223	$2,523	$13,129	$15,875
Speculative construction	945	3	14,492	15,440
Total land development and speculative construction	$1,168	$2,526	$27,621	$31,315

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands):

	June 30, 2017		March 31, 2017
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	6	$2,320	6	$2,901
Commercial real estate	3	3,346	3	4,380
Multi-family	1	12	1	12
Total	10	$5,678	10	$7,293

At June 30, 2017 and March 31, 2017, loans delinquent 30 - 89 days were 0.03% of total loans. At June 30, 2017, loans 30 - 89 days delinquent loans in the commercial business and consumer portfolios totaled $11,000 and $189,000, respectively. There were no loans 30-89 days delinquent in the commercial real estate portfolio or any other loan category at June 30, 2017. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 56.66% of total loans and commercial business and consumer loans represented 15.77% and 14.44% of total loans, respectively.

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

For further information regarding the Company's off-balance sheet arrangements and other contractual obligations, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

Net Income. Net income was $2.7 million, or $0.12 per diluted share for the three months ended June 30, 2017, compared to $1.7 million, or $0.08 per diluted share for same prior year period. The Company's earnings improved due to an increase in net interest income and non-interest income, which was partially offset by an increase in non-interest expense primarily as a result of the MBank transaction.

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

Net interest income for the three months ended June 30, 2017 was $10.4 million, representing an increase of $2.6 million, or 33.4%, from $7.8 million during the same prior year period. The net interest margin for the three months ended June 30, 2017 was 4.09% compared to 3.74% for the three months ended June 30, 2016. This increase was attributable to the increase in the average balance on loans receivable as a result of organic loan growth and the acquired loans as part of the MBank transaction. In addition, the average yields on the acquired MBank loans were higher than the existing loan portfolio prior to the MBank transaction. The accretion of the discount on the acquired MBank loans also attributed to the overall increase in the net interest margin.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2017 increased $2.8 million to $11.0 million compared to $8.3 million for the same period in the prior year. The increase was due primarily to an increase in interest on loans receivable of $2.3 million and interest on investment securities of $427,000.

The average balance of net loans increased $153.4 million to $786.3 million for the three months ended June 30, 2017 from $633.0 million for the same prior year period. The increase was due primarily to the addition of loans from the MBank transaction as well as organic loan growth. The average yield on net loans was 4.99% for the three months ended June 30, 2017 compared to 4.71% for the same three months in the prior year.

Interest Expense. Interest expense totaled $590,000 for the three months ended June 30, 2017 compared to $439,000 for the three months ended June 30, 2016. The increase in interest expense was primarily the result of an increase in interest expense related to variable rate subordinated debentures, which reprice quarterly based on the three-month LIBOR, and an increase in the average balance of interest-bearing deposits due primarily to the MBank transaction. The weighted average interest rate on interest-bearing deposits decreased to 0.18% for the three months ended June 30, 2017 from 0.19% for the same period in the prior year.

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

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$637,650	$7,682	4.83%	$510,253	$6,126	4.82%
Non-mortgage loans	148,667	2,107	5.68	122,714	1,314	4.29
Total net loans (1)	786,317	9,789	4.99	632,967	7,440	4.71

Investment securities (2)	209,308	1,155	2.21	155,922	720	1.85
Daily interest-earning assets	98	-	-	713	-	-
Other earning assets	27,473	87	1.27	49,825	102	0.82
Total interest-earning assets	1,023,196	11,031	4.32	839,427	8,262	3.95

Non-interest-earning assets:
Office properties and equipment, net	16,147			14,512
Other non-interest-earning assets	72,803			71,164
Total assets	$1,112,146			$925,103

Interest-bearing liabilities:
Regular savings accounts	$125,892	32	0.10	$97,653	24	0.10
Interest checking accounts	166,451	24	0.06	143,813	26	0.07
Money market accounts	276,712	84	0.12	241,179	71	0.12
Certificates of deposit	147,012	182	0.50	117,825	160	0.54
Total interest-bearing deposits	716,067	322	0.18	600,470	281	0.19

Other interest-bearing liabilities	29,105	268	3.69	25,154	158	2.52
Total interest-bearing liabilities	745,172	590	0.32	625,624	439	0.28

Non-interest-bearing liabilities:
Non-interest-bearing deposits	245,354			182,357
Other liabilities	7,959			7,313
Total liabilities	998,485			815,294
Shareholders' equity	113,661			109,809
Total liabilities and shareholders' equity	$1,112,146			$925,103
Net interest income		$10,441			$7,823
Interest rate spread			4.00%			3.67%
Net interest margin			4.09%			3.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.31%			134.17%

Tax equivalent adjustment (3)		$8			$-

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended June 30, 2017 vs 2016

	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$1,543	$13	$1,556
Non-mortgage loans	314	479	793
Investment securities (1)	277	158	435
Other earning assets	(57)	42	(15)
Total interest income	2,077	692	2,769

Interest Expense:
Regular savings accounts	8	-	8
Interest checking accounts	3	(5)	(2)
Money market accounts	13	-	13
Certificates of deposit	35	(13)	22
Other interest-bearing liabilities	28	82	110
Total interest expense	87	64	151
Net interest income	$1,990	$628	$2,618

(1) Interest is presented on a fully tax-equivalent basis.

Provision for Loan Losses. The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio consistent with accounting principles generally accepted in the United States ("GAAP") guidelines. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses existing at the balance sheet date. The key components to the evaluation are the Company's internal loan review function by its credit administration, which reviews and monitors the risk and quality of the loan portfolio; as well as the Company's external loan reviews and its loan classification systems. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. Credit administration approves any changes to loan grades and monitors loan grades.

In accordance with business combination accounting, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. We believe this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the MBank transaction.

There was no provision for loan losses for the three months ended June 30, 2017 and 2016. The lack of a provision for loan losses for the three months ended June 30, 2017 and 2016 continues to be based upon net recoveries and the decline in the level of delinquent, nonperforming and classified loans, as well as increases in real estate values in our market areas.

Net recoveries for the three months ended June 30, 2017 and 2016 were $69,000 and $75,000, respectively. Annualized net recoveries to average net loans for the three month periods ended June 30, 2017 and 2016 were 0.04% and 0.05%, respectively. The net recoveries occurred primarily as a result of the decrease in charge-offs, as nonperforming loans continue to decline and real estate values increased in our market areas as well as there being an increase in recoveries on previously charged off loans. Nonperforming loans were $2.8 million at June 30, 2017, compared to $2.4 million at June 30, 2016. The ratio of allowance for loan losses to nonperforming loans was 379.55% at June 30, 2017 compared to 422.75% at June 30, 2016. See "Asset Quality" above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of June 30, 2017, the Company had identified $8.8 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $6.5 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At June 30, 2017, charge-offs on these impaired loans totaled $143,000 from their original loan balances. The remaining $2.3 million of impaired loans have specific valuation allowances totaling $171,000.

Non-Interest Income. Non-interest income increased $224,000 for the three months ended June 30, 2017 compared to the same prior year period. The increase between the periods resulted primarily from an increase in fees and service charges and gains on sales of loans held for sale of $84,000 and $86,000, respectively, for the three months ended June 30, 2017 compared to the same prior year period.

Non-Interest Expense. Non-interest expense increased $1.4 million for the three months ended June 30, 2017 compared to the same prior year period. The increase in non-interest expense was primarily due to the additional costs associated with the MBank transaction. Salaries and employee benefits increased $782,000 for the three months ended June 30, 2017 compared to the same prior year period due to additional staffing. Occupancy and depreciation increased $209,000 for the three months ended June 30, 2017 compared to the same prior year period due to the operation of additional branches. Professional fees increased $157,000 for the three months ended June 30, 2017 compared to the same prior year period primarily due to professional fees incurred related to the MBank transaction. Data processing expense increased $121,000 for the three months ended June 30, 2017 compared to the same prior year period reflecting additional costs required to operate an additional core banking system as well as costs for conversion and integration of two core banking systems. The conversion and integration of the two core banking systems was completed in May 2017.

Income Taxes. The provision for income taxes was $1.3 million for the three months ended June 30, 2017 compared to $825,000 for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 and 2016 was 33.6% and 32.7%, respectively. As of June 30, 2017, management deemed that a valuation allowance related to the Company's deferred tax asset was not necessary. At June 30, 2017, the Company had a net deferred tax asset of $6.1 million compared to $7.6 million at March 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2017 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2017 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect on June 30, 2017 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended June 30, 2017, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Form 10-K for the year ended March 31, 2017.

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

11	Statement of recomputation of per share earnings (See Note 5 of the Notes to Consolidated Financial Statements contained herein.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 29, 2016 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2017 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant's Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By: /s/ Patrick Sheaffer	By: /s/ David Lam
Patrick Sheaffer	David Lam
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2017	Date: August 8, 2017

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Shareholders' Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements