Form 10-Q
period 2017-09-30
RIVERVIEW BANCORP INC
filed 2017-11-09
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of "large accelerated filer", "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,533,912 shares outstanding as of November 8, 2017.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

		Page
Part I.	Financial InformationPage

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	as of September 30, 2017 and March 31, 2017	2

	Consolidated Statements of Income for the
	Three and Six Months Ended September 30, 2017 and 2016	3

	Consolidated Statements of Comprehensive Income for the
	Three and Six Months Ended September 30, 2017 and 2016	4

	Consolidated Statements of Shareholders' Equity for the
	Six Months Ended September 30, 2017 and 2016	5

	Consolidated Statements of Cash Flows for the
	Six Months Ended September 30, 2017 and 2016	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	26

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4:	Controls and Procedures	41

Part II.	Other Information	42 - 43

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		44
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND MARCH 31, 2017
(In thousands, except share and per share data) (Unaudited)	September 30, 2017	March 31, 2017
ASSETS
Cash and cash equivalents (including interest-earning accounts of $59,315 and $46,245)	$76,245	$64,613
Certificates of deposit held for investment	9,797	11,042
Loans held for sale	347	478
Investment securities:
Available for sale, at estimated fair value	200,584	200,214
Held to maturity, at amortized cost (estimated fair value of $47 and $66)	46	64
Loans receivable (net of allowance for loan losses of $10,617 and $10,528)	773,087	768,904
Real estate owned ("REO")	298	298
Prepaid expenses and other assets	4,227	3,815
Accrued interest receivable	3,111	2,941
Federal Home Loan Bank stock, at cost	1,181	1,181
Premises and equipment, net	15,740	16,232
Deferred income taxes, net	6,167	7,610
Mortgage servicing rights, net	406	398
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	1,219	1,335
Bank owned life insurance ("BOLI")	28,149	27,738
TOTAL ASSETS	$1,147,680	$1,133,939
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$990,299	$980,058
Accrued expenses and other liabilities	10,838	13,080
Advanced payments by borrowers for taxes and insurance	920	693
Junior subordinated debentures	26,438	26,390
Capital lease obligation	2,443	2,454
Total liabilities	1,030,938	1,022,675
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
September 30, 2017 – 22,533,912 issued and outstanding	225	225
March 31, 2017 – 22,510,890 issued and outstanding
Additional paid-in capital	64,612	64,468
Retained earnings	53,034	48,335
Unearned shares issued to employee stock ownership plan ("ESOP")	(26)	(77)
Accumulated other comprehensive loss	(1,103)	(1,687)
Total shareholders' equity	116,742	111,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,147,680	$1,133,939

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$9,994	$7,631	$19,783	$15,071
Interest on investment securities – taxable	1,079	769	2,212	1,489
Interest on investment securities – nontaxable	14	-	28	-
Other interest and dividends	228	130	315	232
Total interest and dividend income	11,315	8,530	22,338	16,792

INTEREST EXPENSE:
Interest on deposits	313	279	635	560
Interest on borrowings	277	163	545	321
Total interest expense	590	442	1,180	881
Net interest income	10,725	8,088	21,158	15,911
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	10,725	8,088	21,158	15,911

NON-INTEREST INCOME:
Fees and service charges	1,490	1,188	2,897	2,511
Asset management fees	818	727	1,671	1,549
Net gains on sales of loans held for sale	157	163	382	302
BOLI	204	190	411	381
BOLI death benefit in excess of cash surrender value	-	407	-	407
Other, net	44	(94)	90	(55)
Total non-interest income, net	2,713	2,581	5,451	5,095

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,251	4,531	10,673	9,171
Occupancy and depreciation	1,412	1,225	2,758	2,362
Data processing	580	476	1,196	971
Amortization of CDI	58	-	116	-
Advertising and marketing	256	252	490	445
FDIC insurance premium	136	74	281	196
State and local taxes	177	146	331	285
Telecommunications	103	76	207	149
Professional fees	261	453	676	711
Litigation settlement	-	475	-	575
REO	3	35	5	50
Other	522	654	1,200	1,297
Total non-interest expense	8,759	8,397	17,933	16,212

INCOME BEFORE INCOME TAXES	4,679	2,272	8,676	4,794
PROVISION FOR INCOME TAXES	1,620	592	2,963	1,417
NET INCOME	$3,059	$1,680	$5,713	$3,377

Earnings per common share:
Basic	$0.14	$0.07	$0.25	$0.15
Diluted	0.14	0.07	0.25	0.15
Weighted average number of common shares outstanding:
Basic	22,518,941	22,474,019	22,511,935	22,470,957
Diluted	22,609,480	22,530,331	22,599,851	22,522,544

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands) (Unaudited)	2017	2016	2017	2016

Net income	$3,059	$1,680	$5,713	$3,377

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities arising
during the period, net of tax of ($105), $194, ($321) and ($50), respectively	191	(351)	584	90

Reclassification adjustment for other than temporary impairment of available
for sale investment security included in income, net of tax of $0, ($47), $0 and ($47), respectively	-	85	-	85

Total comprehensive income, net	$3,250	$1,414	$6,297	$3,552

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to	Accumulated Other Comprehensive
(In thousands, except share data) (Unaudited)	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Total

Balance April 1, 2016	22,507,890	$225	$64,418	$42,728	$(181)	$1,083	$108,273

Net income	-	-	-	3,377	-	-	3,377
Cash dividend on common stock ($0.04 per share)	-	-	-	(898)	-	-	(898)
Earned ESOP shares	-	-	7	-	52	-	59
Other comprehensive income, net	-	-	-	-	-	175	175

Balance September 30, 2016	22,507,890	$225	$64,425	$45,207	$(129)	$1,258	$110,986

Balance April 1, 2017	22,510,890	$225	$64,468	$48,335	$(77)	$(1,687)	$111,264

Net income	-	-	-	5,713	-	-	5,713
Cash dividend on common stock ($0.045 per share)	-	-	-	(1,014)	-	-	(1,014)
Exercise of stock options	23,022	-	102	-	-	-	102
Earned ESOP shares	-	-	42	-	51	-	93
Other comprehensive income, net	-	-	-	-	-	584	584

Balance September 30, 2017	22,533,912	$225	$64,612	$53,034	$(26)	$(1,103)	$116,742

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands) (Unaudited)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,713	$3,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,320	1,784
Provision for deferred income taxes	1,122	1,276
Expense related to ESOP	93	59
Increase in deferred loan origination fees, net of amortization	144	316
Origination of loans held for sale	(12,166)	(9,779)
Proceeds from sales of loans held for sale	12,567	9,490
Writedown of REO	-	30
Loss on impairment of investment security	-	132
Net gains on loans held for sale, sales and transfer of REO, sales of investment securities and sales of premises and equipment	(382)	(297)
Income from BOLI	(411)	(381)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(486)	(216)
Accrued interest receivable	(170)	(37)
Accrued expenses and other liabilities	(2,219)	866
Net cash provided by operating activities	5,125	6,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	13,982	(26,617)
Purchases of loans receivable	(18,122)	-
Principal repayments on investment securities available for sale	13,855	13,814
Purchases of investment securities available for sale	(14,024)	(21,464)
Proceeds from calls, maturities, and sales of investment securities available for sale	-	5,500
Principal repayments on investment securities held to maturity	18	6
Redemption of certificates of deposit held for investment	1,245	1,494
Purchases of premises and equipment and capitalized software	(133)	(186)
Proceeds from sales of REO and premises and equipment	-	22
Net cash used in investing activities	(3,179)	(27,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,324	59,099
Dividends paid	(956)	(898)
Proceeds from borrowings	17,925	2,000
Repayment of borrowings	(17,925)	(2,000)
Principal payments on capital lease obligation	(11)	(11)
Net increase in advance payments by borrowers	227	228
Proceeds from exercise of stock options	102	-
Net cash provided by financing activities	9,686	58,418
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,632	37,607
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,613	55,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,245	$93,007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,102	$786
Income taxes	2,170	140

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$508	$450
Other comprehensive income	905	272
Income tax effect related to other comprehensive income	(321)	(97)

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2017 ("2017 Form 10-K"). The unaudited consolidated results of operations for the six months ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2018.

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

On February 17, 2017, Riverview Bancorp, Inc. and Riverview Community Bank completed the purchase and assumption transaction in which Riverview Community Bank purchased certain assets and assumed certain liabilities of MBank, the wholly-owned subsidiary of Merchants Bancorp (the "MBank transaction"). In addition, as part of the MBank transaction, Riverview Bancorp, Inc. assumed the obligations of Merchant Bancorp's trust preferred securities. The MBank transaction was accounted for as a business combination pursuant to GAAP. The results of operations of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of and for the period since the acquisition date. See Note 3 for additional discussion.

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

On February 17, 2017, the Company acquired certain assets and assumed certain liabilities of Merchants Bancorp and its wholly-owned subsidiary, MBank. MBank provided community banking services to individuals and businesses from banking offices in the Portland, Oregon metropolitan area. As a result of the MBank transaction, the Company has increased its presence in the Portland, Oregon metropolitan area and further diversified its loan, customer and deposit base. Total consideration paid under the MBank transaction consisted of $12.1 million in cash. There were no transfers of common stock or other equity instruments in connection with the MBank transaction, and the Company did not obtain any equity interests in Merchants Bancorp or MBank.

The acquired assets and assumed liabilities were recorded in the Company's consolidated balance sheets at their estimated fair values as of the February 17, 2017 transaction date, and the related results of operations have been included in the Company's consolidated statements of income since the transaction date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired was recorded as goodwill. The goodwill arising from the transaction consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired business.

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

The following table summarizes the fair value of consideration transferred, the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, and the resulting goodwill relating to the transaction (in thousands):

	At February 17, 2017
	Book Value	Fair Value Adjustment	Estimated Fair Value

Cash consideration transferred			$12,080

Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	$27,196	$-	$27,196
Loans receivable	115,283	(3,258)	112,025
CDI	-	1,363	1,363
Premises and equipment	1,769	399	2,168
BOLI	2,113	-	2,113
Accrued interest receivable and other assets	431	90	521
Total identifiable assets acquired	146,792	(1,406)	145,386

Liabilities assumed
Deposits	130,572	235	130,807
Junior subordinated debentures	5,155	(1,468)	3,687
Accrued expenses and other liabilities	293	23	316
Total liabilities assumed	136,020	(1,210)	134,810
Total identifiable net assets acquired	$10,772	$(196)	10,576
Goodwill recognized			$1,504

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

In July 2017, shareholders of the Company approved the 2017 Equity Incentive Plan ("2017 Plan"). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company has reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan.

The following table presents information related to stock options outstanding for the periods shown:

	Six Months Ended September 30, 2017		Six Months Ended September 30, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	220,654	$4.74	223,654	$4.73
Options exercised	(23,022)	4.43	-	-
Expired	(15,000)	14.49	-	-
Balance, end of period	182,632	$3.98	223,654	$4.73

The following table presents information on stock options outstanding as of the dates shown, less estimated forfeitures:

	September 30,
	2017	2016
Stock options fully vested and expected to vest:
Number	182,632	223,654
Weighted average exercise price	$3.98	$4.73
Aggregate intrinsic value (1)	$817,000	$342,000
Weighted average contractual term of options (years)	3.20	3.84
Stock options fully vested and currently exercisable:
Number	182,632	223,654
Weighted average exercise price	$3.98	$4.73
Aggregate intrinsic value (1)	$817,000	$342,000
Weighted average contractual term of options (years)	3.20	3.84

     (1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.

This amount changes based on changes in the market value of the Company's stock.

There was no stock-based compensation expense related to stock options for the six months ended September 30, 2017 and 2016. As of September 30, 2017, all outstanding stock options were fully vested, and there was no remaining unrecognized compensation expense. The total intrinsic value of stock options exercised was $67,000 for the six months ended September 30, 2017. There were -----no stock options exercised during the six months ended September 30, 2016.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. There were no stock options granted during the six months ended September 30, 2017 and 2016.

5.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of September 30, 2017 and 2016, there were 24,633 and 49,266 shares, respectively, which had not been allocated under the Company's ESOP. For the three and six months ended September 30, 2017, stock options for 9,000 and 14,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive. For the three and six months ended September 30, 2016, stock options for 59,000 shares of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Basic EPS computation:
Numerator-net income	$3,059,000	$1,680,000	$5,713,000	$3,377,000
Denominator-weighted average common shares outstanding	22,518,941	22,474,019	22,511,935	22,470,957
Basic EPS	$0.14	$0.07	$0.25	$0.15
Diluted EPS computation:
Numerator-net income	$3,059,000	$1,680,000	$5,713,000	$3,377,000
Denominator-weighted average common shares outstanding	22,518,941	22,474,019	22,511,935	22,470,957
Effect of dilutive stock options	90,539	56,312	87,916	51,587
Weighted average common shares and common stock equivalents	22,609,480	22,530,331	22,599,851	22,522,544
Diluted EPS	$0.14	$0.07	$0.25	$0.15

6.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Available for sale:
Municipal securities	$6,368	$15	$(42)	$6,341
Agency securities	22,404	22	(135)	22,291
Real estate mortgage investment conduits (1)	39,896	42	(281)	39,657
Residential mortgage-backed securities (1)	88,782	148	(770)	88,160
Other mortgage-backed securities (2)	44,844	44	(753)	44,135
Total available for sale	$202,294	$271	$(1,981)	$200,584

Held to maturity:
Residential mortgage-backed securities (3)	$46	$1	$-	$47

March 31, 2017
Available for sale:
Municipal securities	$2,936	$-	$(117)	$2,819
Agency securities	16,993	18	(203)	16,808
Real estate mortgage investment conduits (1)	43,510	49	(399)	43,160
Residential mortgage-backed securities (1)	97,742	111	(1,242)	96,611
Other mortgage-backed securities (2)	41,649	15	(848)	40,816
Total available for sale	$202,830	$193	$(2,809)	$200,214

Held to maturity:
Residential mortgage-backed securities (3)	$64	$2	$-	$66

(1) Comprised of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of September 30, 2017 are as follows (in thousands):
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,000	$4,990	$-	$-
Due after one year through five years	11,480	11,479	7	7
Due after five years through ten years	42,426	42,059	34	35
Due after ten years	143,388	142,056	5	5
Total	$202,294	$200,584	$46	$47

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2017

Available for sale:
Municipal securities	$4,140	$(42)	$-	$-	$4,140	$(42)
Agency securities	16,274	(125)	4,990	(10)	21,264	(135)
Real estate mortgage investment conduits (1)	26,962	(281)	-	-	26,962	(281)
Residential mortgage-backed securities (1)	58,627	(655)	5,481	(115)	64,108	(770)
Other mortgage-backed securities (2)	31,483	(590)	6,958	(163)	38,441	(753)
Total available for sale	$137,486	$(1,693)	$17,429	$(288)	$154,915	$(1,981)

(1) Comprised of FHLMC, FNMA and GNMA issued securities.
(2) Comprised of SBA issued and CRE secured securities issued by FHLMC.

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

The unrealized losses on the Company's investment securities at September 30, 2017 were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. Based on management's evaluation and intent, the unrealized losses related to the investment securities in the above tables are considered temporary.

The Company had no sales and realized no gains or losses on sales of investment securities for the three and six months ended September 30, 2017 and 2016. Investment securities available for sale with an amortized cost of $4.1 million and $11.1 million and a fair value of $4.1 million and $11.1 million at September 30, 2017 and March 31, 2017, respectively, were pledged as collateral for government public funds held by the Bank. There were no investment securities held to maturity pledged as collateral for government public funds held by the Bank at September 30, 2017. Investment securities held to maturity with an amortized cost and a fair value of $20,000 at March 31, 2017 were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable as of September 30, 2017 and March 31, 2017 are reported net of deferred loan fees totaling $3.3 million and $3.2 million, respectively. Loans receivable are also reported net of discounts totaling $1.3 million and $2.0 million at September 30, 2017 and March 31, 2017, respectively. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	September 30, 2017	March 31, 2017
Commercial and construction
Commercial business	$118,444	$107,371
Commercial real estate	440,555	447,071
Land	13,745	15,875
Multi-family	46,082	43,715
Real estate construction	53,878	46,157
Total commercial and construction	672,704	660,189

Consumer
Real estate one-to-four family	90,764	92,865
Other installment (1)	20,236	26,378
Total consumer	111,000	119,243

Total loans	783,704	779,432

Less: Allowance for loan losses	10,617	10,528
Loans receivable, net	$773,087	$768,904

(1) Consists primarily of purchased automobile loans totaling $17.5 million and $23.6 million at September 30, 2017 and March 31, 2017, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At September 30, 2017, loans carried at $523.8 million were pledged as collateral to the Federal Home Loan Bank of Des Moines ("FHLB") and Federal Reserve Bank of San Francisco ("FRB") pursuant to borrowing agreements.

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). As of September 30, 2017 and March 31, 2017, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended September 30, 2017	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,391	$5,176	$219	$502	$668	$1,932	$709	$10,597
Provision for (recapture of) loan losses	(53)	(76)	(130)	2	172	63	22	-
Charge-offs	-	-	-	-	-	(128)	-	(128)
Recoveries	2	16	107	-	-	23	-	148
Ending balance	$1,340	$5,116	$196	$504	$840	$1,890	$731	$10,617

Six months ended September 30, 2017

Beginning balance	$1,418	$5,084	$228	$297	$714	$2,099	$688	$10,528
Provision for (recapture of) loan losses	(83)	16	(275)	207	126	(34)	43	-
Charge-offs	-	-	-	-	-	(210)	-	(210)
Recoveries	5	16	243	-	-	35	-	299
Ending balance	$1,340	$5,116	$196	$504	$840	$1,890	$731	$10,617

Three months ended September 30, 2016

Beginning balance	$902	$4,473	$312	$671	$565	$2,327	$710	$9,960
Provision for (recapture of) loan losses	1	216	(264)	(58)	162	(28)	(29)	-
Charge-offs	-	-	-	-	-	(71)	-	(71)
Recoveries	6	-	106	-	-	62	-	174
Ending balance	$909	$4,689	$154	$613	$727	$2,290	$681	$10,063

Six months ended September 30, 2016

Beginning balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885
Provision for (recapture of) loan losses	(149)	414	(359)	(99)	311	(91)	(27)	-
Charge-offs	-	-	-	-	-	(115)	-	(115)
Recoveries	10	2	188	-	-	93	-	293
Ending balance	$909	$4,689	$154	$613	$727	$2,290	$681	$10,063

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment In Loans
September 30, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,340	$1,340	$1,117	$117,327	$118,444
Commercial real estate	71	5,045	5,116	3,704	436,851	440,555
Land	-	196	196	780	12,965	13,745
Multi-family	-	504	504	1,669	44,413	46,082
Real estate construction	-	840	840	-	53,878	53,878
Consumer	79	1,811	1,890	1,452	109,548	111,000
Unallocated	-	731	731	-	-	-
Total	$150	$10,467	$10,617	$8,722	$774,982	$783,704

March 31, 2017

Commercial business	$-	$1,418	$1,418	$294	$107,077	$107,371
Commercial real estate	-	5,084	5,084	7,604	439,467	447,071
Land	-	228	228	801	15,074	15,875
Multi-family	-	297	297	1,692	42,023	43,715
Real estate construction	-	714	714	-	46,157	46,157
Consumer	88	2,011	2,099	1,475	117,768	119,243
Unallocated	-	688	688	-	-	-
Total	$88	$10,440	$10,528	$11,866	$767,566	$779,432

Non-accrual loans:  Loans are reviewed regularly and it is the Company's general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $52,000 and $33,000 during the six months ended September 30, 2017 and 2016, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

September 30, 2017	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$20	$-	$290	$310	$118,134	$118,444
Commercial real estate	-	-	1,304	1,304	439,251	440,555
Land	-	-	780	780	12,965	13,745
Multi-family	-	-	-	-	46,082	46,082
Real estate construction	-	-	-	-	53,878	53,878
Consumer	183	-	371	554	110,446	111,000
Total	$203	$-	$2,745	$2,948	$780,756	$783,704

March 31, 2017

Commercial business	$13	$-	$294	$307	$107,064	$107,371
Commercial real estate	-	-	1,342	1,342	445,729	447,071
Land	-	-	801	801	15,074	15,875
Multi-family	-	-	-	-	43,715	43,715
Real estate construction	-	-	-	-	46,157	46,157
Consumer	228	34	278	540	118,703	119,243
Total	$241	$34	$2,715	$2,990	$776,442	$779,432

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

Pass – These loans have a risk rating between 1 and 4 and are to borrowers that meet normal credit standards. Any deficiencies in satisfactory asset quality, liquidity, debt servicing capacity and coverage are offset by strengths in other areas. The borrower currently has the capacity to perform according to the loan terms. Any concerns about risk factors such as stability of margins, stability of cash flows, liquidity, dependence on a single product/supplier/customer, depth of management, etc. are offset by strengths in other areas. Typically, these loans are secured by the operating assets of the borrower and/or real estate. The borrower's management is considered competent. The borrower has the ability to repay the debt in the normal course of business.

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$113,792	$2,141	$2,511	$-	$-	$118,444
Commercial real estate	427,173	10,259	3,123	-	-	440,555
Land	12,965	-	780	-	-	13,745
Multi-family	45,530	541	11	-	-	46,082
Real estate construction	53,878	-	-	-	-	53,878
Consumer	110,629	-	371	-	-	111,000
Total	$763,967	$12,941	$6,796	$-	$-	$783,704

March 31, 2017

Commercial business	$102,113	$2,063	$3,195	$-	$-	$107,371
Commercial real estate	430,923	10,426	5,722	-	-	447,071
Land	15,074	-	801	-	-	15,875
Multi-family	43,156	547	12	-	-	43,715
Real estate construction	46,157	-	-	-	-	46,157
Consumer	118,965	-	278	-	-	119,243
Total	$756,388	$13,036	$10,008	$-	$-	$779,432

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

September 30, 2017	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$1,117	$-	$1,117	$1,336	$-
Commercial real estate	2,609	1,095	3,704	4,628	71
Land	780	-	780	800	-
Multi-family	1,669	-	1,669	1,797	-
Consumer	300	1,152	1,452	1,565	79
Total	$6,475	$2,247	$8,722	$10,126	$150
March 31, 2017

Commercial business	$294	$-	$294	$301	$-
Commercial real estate	7,604	-	7,604	8,806	-
Land	801	-	801	807	-
Multi-family	1,692	-	1,692	1,826	-
Consumer	306	1,169	1,475	1,611	88
Total	$10,697	$1,169	$11,866	$13,351	$88

	Three Months ended September 30, 2017		Three Months ended September 30, 2016
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,116	$4	$245	$6
Commercial real estate	3,723	31	9,463	97
Land	786	-	801	-
Multi-family	1,675	22	1,715	24
Consumer	1,458	15	1,503	16
Total	$8,758	$72	$13,727	$143

	Six Months ended September 30, 2017		Six Months ended September 30, 2016
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$842	$23	$228	$9
Commercial real estate	5,017	61	9,576	194
Land	791	-	801	-
Multi-family	1,680	46	1,720	47
Consumer	1,464	31	1,561	31
Total	$9,794	$161	$13,886	$281

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	September 30, 2017			March 31, 2017
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$827	$290	$1,117	$-	$294	$294
Commercial real estate	2,400	1,304	3,704	6,262	1,342	7,604
Land	-	780	780	-	801	801
Multi-family	1,669	-	1,669	1,692	-	1,692
Consumer	1,452	-	1,452	1,475	-	1,475
Total	$6,348	$2,374	$8,722	$9,429	$2,437	$11,866

At September 30, 2017, the Company had no commitments to lend additional funds on these loans. At September 30, 2017, all of the Company's TDRs were paying as agreed except for two commercial business TDR loans totaling $290,000 and two commercial real estate TDR loans totaling $1.3 million that defaulted since the loans were modified.

There were no new TDRs for the three and six months ended September 30, 2017. There was one new TDR for the three and six months ended September 30, 2016 which was a commercial loan with a pre-modification outstanding recorded investment balance of $116,000 and a post-modification outstanding recorded investment balance of $111,000. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended September 30, 2017.

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

An interim impairment test was not deemed necessary as of September 30, 2017 due to the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

The following table presents the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	For the Six Months Ended September 30, 2017	For the Year Ended March 31, 2017
Net carrying value at beginning of period	$27,076	$25,572
MBank Transaction (see Note 3)	-	1,504
Net carrying value at the end of period	$27,076	$27,076

10.	JUNIOR SUBORDINATED DEBENTURES

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

The Debentures issued by the Company to the grantor trusts; totaling $26.4 million at both September 30, 2017 and March 31, 2017, are reflected in the consolidated balance sheets in the liabilities section, under the caption "junior subordinated debentures." The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $836,000 at both September 30, 2017 and March 31, 2017, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at September 30, 2017 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	2.68%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	2.67%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	4.43%	6/2033
		27,836
Fair value adjustment (4)		(1,398)
Total Debentures at fair value		$26,438

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.
(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.
(3) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.
(4) Amount, net of accretion, attributable to the MBank transaction. (See Note 3).

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):
		Estimated Fair Value Measurements Using
September 30, 2017	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$6,341	$-	$6,341	$-
Agency securities	22,291	-	22,291	-
Real estate mortgage investment conduits	39,657	-	39,657	-
Residential mortgage-backed securities	88,160	-	88,160	-
Other mortgage-backed securities	44,135	-	44,135	-
Total assets measured at fair value on a recurring basis	$200,584	$-	$200,584	$-

March 31, 2017

Investment securities available for sale:
Municipal securities	$2,819	$-	$2,819	$-
Agency securities	16,808	-	16,808	-
Real estate mortgage investment conduits	43,160	-	43,160	-
Residential mortgage-backed securities	96,611	-	96,611	-
Other mortgage-backed securities	40,816	-	40,816	-
Total assets measured at fair value on a recurring basis	$200,214	$-	$200,214	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 for the six months ended September 30, 2017 and 2016.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
September 30, 2017	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$2,178	$-	$-	$2,178

March 31, 2017

Impaired loans	$2,281	$-	$-	$2,281

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2017 and March 31, 2017:

	Valuation Technique	Significant Unobservable Inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	N/A

(1) There were no adjustments to appraised values of impaired loans as of September 30, 2017 and March 31, 2017, respectively.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

September 30, 2017	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$76,245	$76,245	$-	$-	$76,245
Certificates of deposit held for investment	9,797	-	9,824	-	9,824
Loans held for sale	347	-	347	-	347
Investment securities available for sale	200,584	-	200,584	-	200,584
Investment securities held to maturity	46	-	47	-	47
Loans receivable, net	773,087	-	-	746,616	746,616
FHLB stock	1,181	-	1,181	-	1,181

Liabilities:
Demand and savings deposits	854,330	854,330	-	-	854,330
Time deposits	135,969	-	135,118	-	135,118
Junior subordinated debentures	26,438	-	-	13,913	13,913
Capital lease obligation	2,443	-	2,443	-	2,443

March 31, 2017
Assets:
Cash and cash equivalents	$64,613	$64,613	$-	$-	$64,613
Certificates of deposit held for investment	11,042	-	11,108	-	11,108
Loans held for sale	478	-	478	-	478
Investment securities available for sale	200,214	-	200,214	-	200,214
Investment securities held to maturity	64	-	66	-	66
Loans receivable, net	768,904	-	-	731,996	731,996
FHLB stock	1,181	-	1,181	-	1,181

Liabilities:
Demand and savings deposits	830,258	830,258	-	-	830,258
Time deposits	149,800	-	148,574	-	148,574
Junior subordinated debentures	26,390	-	-	13,284	13,284
Capital lease obligation	2,454	-	2,454	-	2,454

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

Loans receivable and loans held for sale – Loans receivable were priced using a discounted cash flow analysis. The fair value of loans held for sale was based on the loans' carrying values, as the agreements to sell these loans are short-term fixed-rate commitments, and no material difference between the carrying value and expected sales price is deemed likely.

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

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASU 2016-02 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASU 2016-02 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASU 2016-02 is permitted. The effect of the adoption of ASU 2016-02 is not expected to have a material impact on the Company's future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction of carrying amount. ASU 2016-13 also changes the accounting for PCI debt securities and loans. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. At this time, management anticipates the allowance for loan losses will increase as a result of the implementation of this ASU. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

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

Significant off-balance sheet commitments at September 30, 2017 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$21,601
Fixed-rate	7,432
Standby letters of credit	2,494
Undisbursed loan funds and unused lines of credit	137,605
Total	$169,132

At September 30, 2017, the Company had firm commitments to sell $1.8 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At September 30, 2017, loans under warranty totaled $119.4 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At September 30, 2017, the Company had an allowance for FHLMC loans of $13,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds held by other institutions for the six months ended September 30, 2017 and 2016.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States ("GAAP"). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Management uses these non-GAAP measures in its analysis of the Company's performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's net loan portfolio totaled $773.1 million at September 30, 2017 compared to $768.9 million at March 31, 2017.

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

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include: Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, WaferTech, Nautilus, Barrett Business Services, PeaceHealth, Fisher Investments and Banfield Pet Hospitals, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area and the Portland metropolitan area are sources of tourism, which has helped to transform the area from its past dependence on the timber industry.

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

Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 19 branches, including, among others, ten in Clark County, four in the Portland metropolitan area and three lending centers.

Economic conditions in the Company's market areas have generally improved from the past recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 4.8% at

August 31, 2017 compared to 5.5% at March 31, 2017 and 6.0% at September 30, 2016. According to the Oregon Employment Department, unemployment in Portland increased to 3.6% at August 31, 2017 compared to 3.2% at March 31, 2017 and decreased from 4.4% at September 30, 2016. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland have increased to 2.3 months at September 30, 2017 compared to 1.3 months at March 31, 2017 and 2.0 months at September 30, 2016. Residential home inventory levels in Clark County have increased to 2.2 months at September 30, 2017 compared to 1.6 months at March 31, 2017 and 2.1 months at September 30, 2016. According to the RMLS, closed home sales in Clark County decreased 2.7% in September 2017 compared to September 2016. Closed home sales during September 2017 in Portland decreased 5.8% compared to September 2016. The local area has also experienced an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area have been thriving and the vacancy rates in the Portland/Vancouver area have been relatively low.

Operating Strategy

The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At September 30, 2017 commercial and construction loans represented 85.8% of total loans compared to 84.7% at March 31, 2017. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and its core deposits by expanding its customer base throughout its primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives, such as the recently completed acquisition of certain assets and assumption of certain liabilities from MBank and Merchants Bancorp.

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

Implementation of a Profit Improvement Plan ("PIP"). The Company has formed a committee comprised of several members of management and the board of directors to undertake several initiatives to reduce non-interest expense and continue its on-going efforts to identify cost saving opportunities throughout all aspects of the Company's operations. The PIP committee's mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment and other noninterest expenditures. In this regard, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 67.4% at September 30, 2017.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, whereby the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $461.2 million and $425.9 million at September 30, 2017 and March 31, 2017, respectively. Beginning in November 2017, the Company began offering a third-party identity theft product to its customers. The identity theft product will assist our customers in monitoring their credit and includes an identity theft restoration service. During the quarter ended December 31, 2016, the Company switched its existing debit card holders from Visa® to MasterCard®. The change in debit card service providers is expected to increase interchange revenue and provide cost savings to the Company.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers' needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers' cash management needs and compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts ("IOLTA"), public funds and Internet based deposits) increased $17.4 million during the quarter ended September 30, 2017.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company's commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2017

Commercial business	$118,444	$-	$-	$118,444
Commercial construction	-	-	35,923	35,923
Office buildings	-	122,826	-	122,826
Warehouse/industrial	-	77,026	-	77,026
Retail/shopping centers/strip malls	-	69,512	-	69,512
Assisted living facilities	-	3,026	-	3,026
Single purpose facilities	-	168,165	-	168,165
Land	-	13,745	-	13,745
Multi-family	-	46,082	-	46,082
One-to-four family construction	-	-	17,955	17,955
Total	$118,444	$500,382	$53,878	$672,704

March 31, 2017

Commercial business	$107,371	$-	$-	$107,371
Commercial construction	-	-	27,050	27,050
Office buildings	-	121,983	-	121,983
Warehouse/industrial	-	74,671	-	74,671
Retail/shopping centers/strip malls	-	78,757	-	78,757
Assisted living facilities	-	3,686	-	3,686
Single purpose facilities	-	167,974	-	167,974
Land	-	15,875	-	15,875
Multi-family	-	43,715	-	43,715
One-to-four family construction	-	-	19,107	19,107
Total	$107,371	$506,661	$46,157	$660,189

Comparison of Financial Condition at September 30, 2017 and March 31, 2017

Cash and cash equivalents, including interest-earning accounts, totaled $76.2 million at September 30, 2017 compared to $64.6 million at March 31, 2017. The increase in cash balances was primarily the result of the increase in deposit accounts. The Company has deployed a portion of its excess cash balances into investment securities to earn higher yields than cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At September 30, 2017, certificates of deposits held for investment totaled $9.8 million compared to $11.0 million at March 31, 2017.

Investment securities totaled $200.6 million and $200.3 million at September 30, 2017 and March 31, 2017, respectively. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). During the six months ended September 30, 2017, the Company purchased $14.0 million of investment securities. For the six months ended September 30, 2017, the Company determined that none of its investment securities required an other than temporary impairment ("OTTI") charge. For additional information, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $773.1 million at September 30, 2017 compared to $768.9 million at March 31, 2017. The Company has had steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Beginning in March 2017, the Company periodically began purchasing the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company's primary market area. These loans are purchased with servicing retained by the seller. At September 30, 2017, the Company's purchased SBA loan portfolio was $23.4 million compared to $5.6 million at March 31, 2017.

Deposits increased $10.2 million to $990.3 million at September 30, 2017 compared to $980.1 million at March 31, 2017. The Company had no wholesale-brokered deposits as of September 30, 2017 or March 31, 2017. Core branch deposits accounted for 97.4% of total deposits at September 30, 2017 compared to 97.6% at March 31, 2017. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $5.5 million to $116.7 million at September 30, 2017 from $111.3 million at March 31, 2017. The increase was mainly attributable to net income of $5.7 million. Additionally, accumulated other comprehensive loss related to unrealized holding loss on securities available for sale decreased $584,000. In addition, shareholders' equity decreased by dividends declared of $1.0 million for the six months ended September 30, 2017.

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of September 30, 2017, the Bank was "well capitalized" as defined under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain the minimum capital ratios set forth in the tables below.

The Bank's actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total Capital:
(To Risk-Weighted Assets)	$118,811	15.07%	$63,075	8.0%	$78,843	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	108,941	13.82	47,306	6.0	63,075	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	108,941	13.82	35,479	4.5	51,248	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	108,941	9.75	44,705	4.0	55,881	5.0
Tangible Capital:
(To Average Tangible Assets)	108,941	9.75	16,764	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital:
(To Risk-Weighted Assets)	$112,421	14.06%	$63,955	8.0%	$79,944	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	102,411	12.81	47,966	6.0	63,955	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	102,411	12.81	35,975	4.5	51,963	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	102,411	10.21	40,110	4.0	50,138	5.0
Tangible Capital:
(To Average Tangible Assets)	102,411	10.21	15,041	1.5	N/A	N/A

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of September 30, 2017, the conservation buffer was 1.25%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at September 30, 2017, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to help ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2017, the Company used its sources of funds primarily to fund loan commitments and purchase additional investment securities. At September 30, 2017, cash and available for sale investments totaled $286.6 million, or 25.0% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At September 30, 2017, the Company had no advances from the FRB and a borrowing capacity of $57.3 million from the FRB. At September 30, 2017, there were no borrowings from the FHLB and the Company had an available credit facility of $294.8 million. At September 30, 2017, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At September 30, 2017 and March 31, 2017, the Bank had no wholesale brokered deposits. As previously discussed, the Bank participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $19.6 million, or 2.0% of total deposits, and $24.3 million, or 2.5% of total deposits, at September 30, 2017 and March 31, 2017, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At September 30, 2017 and March 31, 2017, the Company had $3.6 million and $7.0 million of deposits, respectively, through this listing service which were assumed in the MBank transaction. Although the Company did not originate any internet based deposits during the six months ended September 30, 2017, or during the year ended March 31, 2017, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank's funding sources gives the Bank available liquidity of $806.8 million, or 70.3% of total assets at September 30, 2017.

At September 30, 2017, the Company had total commitments of $169.1 million, which includes commitments to extend credit of $29.0 million, unused lines of credit and undisbursed balances of $137.6 million and standby letters of credit totaling $2.5 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year totaled $93.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $92.5 million.

As a separate legal entity from the Bank, Riverview Bancorp, Inc. must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2017, Riverview Bancorp, Inc. had $6.5 million in cash to meet liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $3.0 million or 0.27% of total assets at September 30, 2017 and March 31, 2017.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands):

	September 30, 2017		March 31, 2017
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$290	2	$294
Commercial real estate	2	1,304	2	1,342
Land	1	780	1	801
Consumer	14	371	19	312
Total	19	$2,745	24	$2,749

The Company continues to focus on managing the residential construction and land acquisition and development loan portfolios. At September 30, 2017, the Company's residential construction and land acquisition and development loan portfolios were $18.0 million and $13.7 million, respectively, as compared to $19.1 million and $15.9 million, respectively, at March 31, 2017. The percentage of nonperforming loans in the land acquisition and development loan portfolios at September 30, 2017 was 5.67%, compared 5.05% at March 31, 2017. There were no nonperforming residential construction loans at September 30, 2017 or March 31, 2017. For the six months ended September 30, 2017, there were no charge-offs or recoveries in the residential construction loan portfolio. Net recoveries in the land development loan portfolio totaled $243,000 for the six months ended September 30, 2017.

REO totaled $298,000 at September 30, 2017 and March 31, 2017. There were no REO sales, valuation write-downs, or transfers to REO for the six months ended September 30, 2017. The $298,000 balance of REO is comprised of a one-to-four family real estate property located in Washington.

The allowance for loan losses was $10.6 million, or 1.35% of total loans, at September 30, 2017 compared to $10.5 million, or 1.35% of total loans at March 31, 2017. The ----balance of the allowance for loan losses at September 30, 2017 reflects the lower levels of delinquent, nonperforming and classified loans, elevated levels of net recoveries, as well as stabilizing real estate values in our market areas. The Company recorded no provision for loan losses for the six months ended September 30, 2017.

The coverage ratio of allowance for loan losses to nonperforming loans was 386.78% at September 30, 2017 compared to 382.98% at March 31, 2017. At September 30, 2017, the Company identified $2.4 million or 86.5% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in $71,000 of specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at September 30, 2017 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company's impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At September 30, 2017, the Company had TDRs totaling $8.7 million, of which $6.3 million were on accrual status. All of the Company's TDRs are paying pursuant to their modified loan terms except for two commercial business TDR loans totaling $290,000 and two commercial real estate TDR loans totaling $1.3 million that defaulted since these loans were modified. The related amount of interest income recognized on TDRs was $161,000 and $281,000 for the six months ended September 30, 2017 and 2016, respectively.

The Company has determined that, in certain circumstances, it is appropriate to split a loan into multiple notes. This typically includes a nonperforming charged-off loan that is not supported by the cash flow of the relationship and a performing loan that is supported by the cash flow. These may also be split into multiple notes to align portions of the loan balance with the various sources of repayment when more than one exists. Generally the new loans are restructured based on customary underwriting standards. In situations where they are not, the policy exception qualifies as a concession, and if the borrower is experiencing financial difficulties, the loans are accounted for as TDRs.

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

The following table sets forth information regarding the Company's nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2017	March 31, 2017

Loans accounted for on a non-accrual basis:
Commercial business	$290	$294
Other real estate mortgage	2,084	2,143
Consumer	371	278
Total	2,745	2,715
Accruing loans which are contractually past due 90 days or more	-	34
Total nonperforming loans	2,745	2,749
REO	298	298
Total nonperforming assets	$3,043	$3,047

Foregone interest on non-accrual loans (1)	$52	$81
Total nonperforming loans to total loans	0.35%	0.35%
Total nonperforming loans to total assets	0.24%	0.24%
Total nonperforming assets to total assets	0.27%	0.27%

(1) Six months ended September 30, 2017 and year ended March 31, 2017.

The following table sets forth information regarding the Company's nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Other Oregon	Southwest Washington	Other Washington	Other	Total
September 30, 2017

Commercial business	$-	$290	$-	$-	$290
Commercial real estate	1,095	209	-	-	1,304
Land	780	-	-	-	780
Consumer	-	300	-	71	371
Total nonperforming loans	1,875	799	-	71	2,745
REO	-	-	298	-	298
Total nonperforming assets	$1,875	$799	$298	$71	$3,043
March 31, 2017

Commercial business	$-	$294	$-	$-	$294
Commercial real estate	1,128	214	-	-	1,342
Land	801	-	-	-	801
Consumer	-	170	-	142	312
Total nonperforming loans	1,929	678	-	142	2,749
REO	-	-	298	-	298
Total nonperforming assets	$1,929	$678	$298	$142	$3,047

The composition of land acquisition and development and speculative construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
September 30, 2017

Land development	$490	$911	$12,344	$13,745
Speculative construction	376	401	14,573	15,350
Total land development and speculative construction	$866	$1,312	$26,917	$29,095

March 31, 2017

Land development	$223	$2,523	$13,129	$15,875
Speculative construction	945	3	14,492	15,440
Total land development and speculative construction	$1,168	$2,526	$27,621	$31,315

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands):

	September 30, 2017		March 31, 2017
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	5	$2,221	6	$2,901
Commercial real estate	2	1,819	3	4,380
Multi-family	1	11	1	12
Total	8	$4,051	10	$7,293

At September 30, 2017 and March 31, 2017, loans delinquent 30 - 89 days were 0.03% of total loans. At September 30, 2017, loans 30 – 89 days delinquent in the commercial business and consumer portfolios totaled $20,000 and $183,000, respectively. There were no loans 30 – 89 days delinquent in the commercial real estate portfolio or any other loan category at September 30, 2017. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 56.22% of total loans and commercial business and consumer loans represented 15.11% and 14.16% of total loans, respectively.

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2017 and 2016

Net Income. Net income was $3.1 million, or $0.14 per diluted share for the three months ended September 30, 2017, compared to $1.7 million, or $0.07 per diluted share for the same prior year period. Net income for the six months ended September 30, 2017 and 2016 was $5.7 million, or $0.25 per diluted share, and $3.4 million, or $0.15 per diluted share, respectively. The Company's earnings for the three and six month ended September 30, 2017 compared to the same prior year periods improved due to an increase in net interest and non-interest income, which was partially offset by an increase in non-interest expense primarily as a result of the MBank transaction.

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

Net interest income for the three and six months ended September 30, 2017 was $10.7 million and $21.2 million, respectively, representing a $2.6 million and $5.2 million increase, respectively, compared to the three and six months ended September 30, 2016. The net interest margin for the three and six months ended September 30, 2017 was 4.03% and 4.06%, respectively, compared to 3.70% and 3.72% for the three and six months ended September 30, 2016, respectively. This increase in the net interest margin was primarily the result of the increase in the average balance on loans receivable as a result of organic loan growth and the acquired loans as part of the MBank transaction. The accretion of the discount on the acquired MBank loans of $457,000 for the six months ended September 30, 2017 contributed nine basis points to the increase in the net interest margin. The increase can also be attributed to the increase in the average balance of investment securities.

Interest and Dividend Income. Interest and dividend income for the three and six months ended September 30, 2017 was $11.3 million and $22.3 million, respectively, compared to $8.5 million and $16.8 million, respectively, for the same periods in the prior year. The increase was due primarily to an increase in interest income on loans receivable as a result of an increase in the average balance on loans and investment securities.

The average balance of net loans increased $137.7 million and $145.5 million to $783.2 million and $784.8 million for the three and six months ended September 30, 2017, respectively, from $645.5 million and $639.3 million for the same prior year periods, respectively. The increase was due primarily to the addition of loans from the MBank transaction as well as organic loan growth. The average yield on net loans was 5.06% and 5.03% for the three and six months ended September 30, 2017, respectively, compared to 4.69% and 4.70% for the same three and six months in the prior year, respectively.

The average balance of investment securities increased $48.2 million and $50.8 million to $203.8 million and $206.5 million for the three and six months ended September 30, 2017, respectively, from $155.6 million and $155.8 million for the same prior year periods.

Interest Expense. Interest expense increased $148,000 and $299,000 to $590,000 and $1.2 million for the three and six months ended September 30, 2017, respectively, compared to $442,000 and $881,000 for the three and six months ended September 30, 2016, respectively. The increase in interest expense was primarily the result of an increase in interest expense related to variable rate subordinated debentures, which reprice quarterly based on the three-month LIBOR, and an increase in the average balance of interest-bearing deposits due primarily to the MBank transaction. The weighted average interest rate on interest-bearing deposits was 0.17% and 0.18% for the three and six months ended September 30, 2017 compared to 0.18% for the same periods in the prior year.

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

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$622,927	$8,132	5.18%	$532,058	$6,394	4.77%
Non-mortgage loans	160,286	1,862	4.61	113,421	1,237	4.33
Total net loans (1)	783,213	9,994	5.06	645,479	7,631	4.69

Investment securities (2)	203,761	1,101	2.14	155,594	769	1.96
Daily interest-earning assets	54	-	-	44	-	-
Other earning assets	69,790	228	1.30	66,680	130	0.77
Total interest-earning assets	1,056,818	11,323	4.25	867,797	8,530	3.90

Non-interest-earning assets:
Office properties and equipment, net	15,933			14,338
Other non-interest-earning assets	72,739			71,382
Total assets	$1,145,490			$953,517

Interest-bearing liabilities:
Regular savings accounts	$132,967	33	0.10	$101,876	26	0.10
Interest checking accounts	171,151	25	0.06	146,927	23	0.06
Money market accounts	277,481	86	0.12	243,241	74	0.12
Certificates of deposit	138,700	169	0.48	115,231	156	0.54
Total interest-bearing deposits	720,299	313	0.17	607,275	279	0.18

Other interest-bearing liabilities	28,873	277	3.81	25,170	163	2.57
Total interest-bearing liabilities	749,172	590	0.31	632,445	442	0.28

Non-interest-bearing liabilities:
Non-interest-bearing deposits	271,812			202,109
Other liabilities	7,831			7,447
Total liabilities	1,028,815			842,001
Shareholders' equity	116,675			111,516
Total liabilities and shareholders' equity	$1,145,490			$953,517
Net interest income		$10,733			$8,088
Interest rate spread			3.94%			3.62%
Net interest margin			4.03%			3.70%
Ratio of average interest-earning assets to average interest-bearing liabilities			141.06%			137.21%
Tax equivalent adjustment (3)		$8			$-

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Six Months Ended September 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$630,248	$15,815	5.00%	$521,215	$12,520	4.79%
Non-mortgage loans	154,508	3,968	5.12	118,043	2,551	4.31
Total net loans (1)	784,756	19,783	5.03	639,258	15,071	4.70

Investment securities (2)	206,519	2,256	2.18	155,757	1,489	1.91
Daily interest-earning assets	76	-	-	377	-	-
Other earning assets	48,747	315	1.29	58,299	232	0.79
Total interest-earning assets	1,040,098	22,354	4.29	853,691	16,792	3.92

Non-interest-earning assets:
Office properties and equipment, net	16,039			14,425
Other non-interest-earning assets	72,772			71,271
Total assets	$1,128,909			$939,387

Interest-bearing liabilities:
Regular savings accounts	$129,449	65	0.10	$99,776	50	0.10
Interest checking accounts	168,814	49	0.06	145,379	49	0.07
Money market accounts	277,099	170	0.12	242,215	144	0.12
Certificates of deposit	142,833	351	0.49	116,521	317	0.54
Total interest-bearing deposits	718,195	635	0.18	603,891	560	0.18

Other interest-bearing liabilities	28,988	545	3.75	25,162	321	2.54
Total interest-bearing liabilities	747,183	1,180	0.31	629,053	881	0.28

Non-interest-bearing liabilities:
Non-interest-bearing deposits	258,655			192,287
Other liabilities	7,895			7,380
Total liabilities	1,013,733			828,720
Shareholders' equity	115,176			110,667
Total liabilities and shareholders' equity	$1,128,909			$939,387
Net interest income		$21,174			$15,911
Interest rate spread			3.98%			3.64%
Net interest margin			4.06%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities			139.20%			135.71%
Tax equivalent adjustment (3)		$16			$-

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended September 30, 2017 compared to the periods ended September 30, 2016. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended September 30,			Six Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Net			Total Net
	Volume	Rate	Increase	Volume	Rate	Increase

Interest Income:
Mortgage loans	$1,156	$582	$1,738	$2,724	$571	$3,295
Non-mortgage loans	540	85	625	881	536	1,417
Investment securities (1)	256	76	332	535	232	767
Other earning assets	6	92	98	(43)	126	83
Total interest income	1,958	835	2,793	4,097	1,465	5,562

Interest Expense:
Regular savings accounts	7	-	7	15	-	15
Interest checking accounts	2	-	2	7	(7)	-
Money market accounts	12	-	12	26	-	26
Certificates of deposit	31	(18)	13	65	(31)	34
Other interest-bearing liabilities	27	87	114	54	170	224
Total interest expense	79	69	148	167	132	299
Net interest income	$1,879	$766	$2,645	$3,930	$1,333	$5,263

(1) Interest is presented on a fully tax-equivalent basis.

Provision for Loan Losses. The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio consistent with GAAP guidelines. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses existing at the balance sheet date. The key components to the evaluation are the Company's internal loan review function by its credit administration, which reviews and monitors the risk and quality of the loan portfolio; as well as the Company's external loan reviews and its loan classification systems. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. Credit administration approves any changes to loan grades and monitors loan grades.

In accordance with GAAP, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. We believe this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the MBank transaction.

There was no provision for loan losses for the three and six months ended September 30, 2017 and 2016. The lack of a provision for loan losses for the three and six months ended September 30, 2017 and 2016 continues to be based upon net recoveries and the decline in the level of delinquent, nonperforming and classified loans, as well as increases in real estate values in our market areas.

Net recoveries for the three and six months ended September 30, 2017 were $20,000 and $89,000, respectively. This compares to net recoveries for the three months and six months ended September 30, 2016 totaling $103,000 and $178,000, respectively. The net recoveries occurred primarily as a result of the decrease in charge-offs, as nonperforming loans continue to decline and real estate values continue to be strong in our market areas. Nonperforming loans were $2.7 million at September 30, 2017 compared to $2.4 million at September 30, 2016. The ratio of allowance for loan losses to nonperforming loans was 386.78% at September 30, 2017 compared to 426.40% at September 30, 2016. See "Asset Quality" above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of September 30, 2017, the Company had identified $8.7 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $6.5 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At September 30, 2017, charge-offs on these impaired loans totaled $143,000 from their original loan balance. The remaining $2.2 million have specific valuation allowances totaling $150,000.

Non-Interest Income. Non-interest income increased $132,000 and $356,000 to $2.7 million and $5.5 million for the three and six months ended September 30, 2017 compared to the three and six months ended September 30, 2016, respectively. The increase for the three and six months ended September 30, 2017, compared to the same periods in 2016 was due to an increase in fees and services charges of $302,000 and $386,000, respectively.  In addition, there was an increase in asset management fees of $91,000 and $122,000 for the three and six months ended September 30, 2017, respectively, compared to the same prior year periods reflecting the increase in assets under management. These increases were partially offset by the absence of a BOLI death benefit on a former employee of $407,000 received in the three and six months ended September 30, 2016. In addition, other non-interest income improved during the three and six months ended September 30, 2017 as a $132,000 OTTI charge related to a collateralized debt obligation security reduced other non-interest income during these same prior year periods.

Non-Interest Expense. Non-interest expense increased $362,000 and $1.7 million to $8.8 million and $17.9 million for three and six months ended September 30, 2017, respectively, compared to $8.4 million and $16.2 million for three and six months ended September 30, 2016. The increase for the three and six months ended September 30, 2017 was due to increases of $720,000 and $1.5 million, respectively, in salaries and employee benefits, and $187,000 and $396,000, respectively, in occupancy and depreciation mainly due to the MBank transaction. For the three and six months ended September 30, 2017, the above increases were offset by decreases of $192,000 and $35,000, respectively, in professional fees. Non-interest expense during the three and six months ended September 30, 2016 was also negatively impacted by $475,000 and $575,000, respectively, in nonrecurring litigation settlement expenses related to an REO property that was final settled in fiscal year 2017.

Income Taxes. The provision for income taxes was $1.6 million and $3.0 million for the three and six months ended September 30, 2017, respectively, compared to $592,000 and $1.4 million for the three and six months ended September 30, 2016, respectively. The effective tax rate was 34.6% and 34.2% for the three and six months ended September 30, 2017, respectively, compared to 26.1% and 29.6% for the three and six months ended September 30, 2016, respectively. The effective tax rate was higher for the three and six months ended September 30, 2017 compared to the same prior year periods due to a non-taxable BOLI death benefit of $407,000 recognized during the three months ended September 30, 2016. As of September 30, 2017, management deemed that a valuation allowance related to the Company's net deferred tax asset was not necessary. At September 30, 2017, the Company had a net deferred tax asset of $6.2 million compared to $7.6 million at March 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2017 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of September 30, 2017 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect on September 30, 2017 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended September 30, 2017, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
4	Form of Certificate of Common Stock of the Registrant (2)
10.1	Form of Employment Agreement between the Company and each of Patrick Sheaffer and Kevin J. Lycklama (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and each of Patrick Sheaffer and Kevin J. Lycklama (4)
10.3	Form of Employment Agreement between the Company and Chris P. Cline (5)
10.4	Form of Change in Control Agreement between the Company and Chris P. Cline (5)
10.5	Employee Severance Compensation Plan (6)
10.6	Employee Stock Ownership Plan (7)
10.7	1998 Stock Option Plan (8)
10.8	2003 Stock Option Plan (9)
10.9	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (10)
10.10	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (10)
10.11	Deferred Compensation Plan (11)
10.12
Standstill Agreement, dated August 26, 2015, by and among, Riverview Bancorp, Inc. and Ancora Advisors, LLC, Merlin Partners LP, Ancora Catalyst Fund, Frederick DiSanto, Brian Hopkins, Patrick Sweeney and James M. Chadwick (12)

10.13	2017 Equity Incentive Plan (13)
11	Statement of recomputation of per share earnings (See Note 5 of the Notes to Consolidated Financial Statements contained herein.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 29, 2016 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2017 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant's Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 2015, and incorporated herein by reference.
(13)	Filed as Appendix A to the Registrant's Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By: Patrick Sheaffer	By: David Lam
Patrick Sheaffer	David Lam
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer)	(Principal Financial Officer)

Date: November 8, 2017	Date: November 8, 2017

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Shareholders' Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements