Form 10-Q
period 2017-12-31
RIVERVIEW BANCORP INC
filed 2018-02-08
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,569,423 shares outstanding as of February 8, 2018.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information Page	Page

Item 1:	Consolidated Balance Sheets December 31, 2017 and March 31, 2017	2

	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2017 and 2016	3

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2017 and 2016	4

	Consolidated Statements of Shareholders' Equity for the Nine Months Ended December 31, 2017 and 2016	5

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2017 and 2016	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4:	Controls and Procedures	41

Part II.	Other Information	42-43

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		44

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND MARCH 31, 2017
(In thousands, except share and per share data) (Unaudited)	December 31, 2017	March 31, 2017
ASSETS
Cash and cash equivalents (including interest-earning accounts of $3,739 and $46,245)	$23,105	$64,613
Certificates of deposit held for investment	6,963	11,042
Loans held for sale	351	478
Investment securities:
Available for sale, at estimated fair value	224,931	200,214
Held to maturity, at amortized cost (estimated fair value of $45 and $66)	44	64
Loans receivable (net of allowance for loan losses of $10,867 and $10,528)	786,460	768,904
Real estate owned ("REO")	298	298
Prepaid expenses and other assets	4,843	3,815
Accrued interest receivable	3,464	2,941
Federal Home Loan Bank ("FHLB") stock, at cost	1,223	1,181
Premises and equipment, net	15,680	16,232
Deferred income taxes, net	3,988	7,610
Mortgage servicing rights, net	399	398
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	1,161	1,335
Bank owned life insurance ("BOLI")	28,356	27,738
TOTAL ASSETS	$1,128,342	$1,133,939
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$972,214	$980,058
Accrued expenses and other liabilities	9,117	13,080
Advanced payments by borrowers for taxes and insurance	260	693
FHLB advances	1,050	-
Junior subordinated debentures	26,461	26,390
Capital lease obligation	2,437	2,454
Total liabilities	1,011,539	1,022,675
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
December 31, 2017 – 22,551,912 issued and outstanding	226	225
March 31, 2017 – 22,510,890 issued and outstanding
Additional paid-in capital	64,703	64,468
Retained earnings	53,878	48,335
Unearned shares issued to employee stock ownership plan ("ESOP")	-	(77)
Accumulated other comprehensive loss	(2,004)	(1,687)
Total shareholders' equity	116,803	111,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,128,342	$1,133,939

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2017 AND 2016
	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$9,978	$7,883	$29,761	$22,954
Interest on investment securities – taxable	1,201	946	3,413	2,435
Interest on investment securities – nontaxable	31	11	59	11
Other interest and dividends	168	112	483	344
Total interest and dividend income	11,378	8,952	33,716	25,744

INTEREST EXPENSE:
Interest on deposits	298	277	933	837
Interest on borrowings	284	173	829	494
Total interest expense	582	450	1,762	1,331
Net interest income	10,796	8,502	31,954	24,413
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	10,796	8,502	31,954	24,413

NON-INTEREST INCOME:
Fees and service charges	1,451	1,304	4,348	3,815
Asset management fees	911	709	2,582	2,258
Net gains on sales of loans held for sale	140	191	522	493
BOLI	207	185	618	566
BOLI death benefit in excess of cash surrender value	-	-	-	407
Other, net	181	(56)	271	(111)
Total non-interest income, net	2,890	2,333	8,341	7,428

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,383	4,850	16,056	14,021
Occupancy and depreciation	1,347	1,158	4,105	3,520
Data processing	534	562	1,730	1,533
Amortization of CDI	58	-	174	-
Advertising and marketing	137	163	627	608
FDIC insurance premium	108	77	389	273
State and local taxes	96	170	427	455
Telecommunications	102	75	309	224
Professional fees	250	355	926	1,066
Litigation settlement	-	-	-	500
REO	3	2	8	52
Other	540	439	1,740	1,811
Total non-interest expense	8,558	7,851	26,491	24,063

INCOME BEFORE INCOME TAXES	5,128	2,984	13,804	7,778
PROVISION FOR INCOME TAXES	3,608	991	6,571	2,408
NET INCOME	$1,520	$1,993	$7,233	$5,370

Earnings per common share:
Basic	$0.07	$0.09	$0.32	$0.24
Diluted	0.07	0.09	0.32	0.24
Weighted average number of common shares outstanding:
Basic	22,537,092	22,490,433	22,520,352	22,477,473
Diluted	22,622,129	22,563,712	22,608,603	22,537,663

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2017 AND 2016

	Three Months Ended December 31,		Nine Months Ended December 31
(In thousands) (Unaudited)	2017	2016	2017	2016

Net income	$1,520	$1,993	$7,233	$5,370

Other comprehensive loss:
Net unrealized holding loss from available for sale investment securities arising
during the period, net of tax of $496, $1,787, $174 and $1,738, respectively	(900)	(3,249)	(317)	(3,158)

Reclassification adjustment for other than temporary impairment of available for sale
investment security included in income, net of tax of $0, ($38), $0 and ($85), respectively	-	70	-	155

Total other comprehensive loss, net	(900)	(3,179)	(317)	(3,003)

Total comprehensive income (loss), net	$620	$(1,186)	$6,916	$2,367
See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to	Accumulated Other Comprehensive
(In thousands, except share data) (Unaudited)	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Total

Balance April 1, 2016	22,507,890	$225	$64,418	$42,728	$(181)	$1,083	$108,273

Net income	-	-	-	5,370	-	-	5,370
Cash dividend on common stock ($0.06 per share)	-	-	-	(1,348)	-	-	(1,348)
Exercise of stock options	3,000	-	11	-	-	-	11
Earned ESOP shares	-	-	19	-	78	-	97
Other comprehensive loss, net	-	-	-	-	-	(3,003)	(3,003)

Balance December 31, 2016	22,510,890	$225	$64,448	$46,750	$(103)	$(1,920)	$109,400

Balance April 1, 2017	22,510,890	$225	$64,468	$48,335	$(77)	$(1,687)	$111,264

Net income	-	-	-	7,233	-	-	7,233
Cash dividend on common stock ($0.075 per share)	-	-	-	(1,690)	-	-	(1,690)
Exercise of stock options	41,022	1	164	-	-	-	165
Earned ESOP shares	-	-	71	-	77	-	148
Other comprehensive loss, net	-	-	-	-	-	(317)	(317)

Balance December 31, 2017	22,551,912	$226	$64,703	$53,878	$-	$(2,004)	$116,803

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016	Nine Months Ended December 31,
(In thousands) (Unaudited)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,233	$5,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,207	2,082
Purchased loans amortization (accretion), net	(209)	542
Provision for deferred income taxes	3,796	2,177
Expense related to ESOP	148	97
Increase in deferred loan origination fees, net of amortization	238	441
Origination of loans held for sale	(16,631)	(16,713)
Proceeds from sales of loans held for sale	17,120	15,854
Writedown of REO	-	30
Loss on impairment of investment security	-	240
Net gains on loans held for sale, sales and transfer of REO, sales of investment securities and sales of premises and equipment	(603)	(487)
Income from BOLI	(618)	(566)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(1,151)	505
Accrued interest receivable	(523)	(462)
Accrued expenses and other liabilities	(4,070)	3,182
Net cash provided by operating activities	6,937	12,292
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	13,510	(40,055)
Purchases of loans receivable	(31,046)	-
Principal repayments on investment securities available for sale	21,236	22,681
Purchases of investment securities available for sale	(47,493)	(92,417)
Proceeds from calls, maturities, and sales of investment securities available for sale	-	5,500
Principal repayments on investment securities held to maturity	20	8
Redemption of certificates of deposit held for investment	4,079	5,478
Proceeds from death benefit on BOLI	-	407
Purchase of FHLB stock	(42)	-
Purchases of premises and equipment and capitalized software	(364)	(209)
Proceeds from sales of REO and premises and equipment	81	263
Net cash used in investing activities	(40,019)	(98,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(7,729)	60,588
Dividends paid	(1,462)	(1,348)
Proceeds from borrowings	19,675	2,000
Repayment of borrowings	(18,625)	(2,000)
Principal payments on capital lease obligation	(17)	(16)
Net decrease in advance payments by borrowers	(433)	(321)
Proceeds from exercise of stock options	165	11
Net cash provided by (used in) financing activities	(8,426)	58,914
NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,508)	(27,138)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,613	55,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,105	$28,262
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,640	$1,194
Income taxes	3,279	230

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$678	$450
Other comprehensive loss	(491)	(4,656)
Income tax effect related to other comprehensive loss	174	1,653
Transfer of investment security to other assets	-	1,679

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2017 ("2017 Form 10-K"). The unaudited consolidated results of operations for the nine months ended December 31, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2018.

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

On February 17, 2017, Riverview Bancorp, Inc. and Riverview Community Bank (the "Bank") completed the purchase and assumption transaction in which Riverview Community Bank purchased certain assets and assumed certain liabilities of MBank, the wholly-owned subsidiary of Merchants Bancorp (the "MBank transaction"). In addition, as part of the MBank transaction, Riverview Bancorp, Inc. assumed the obligations of Merchant Bancorp's trust preferred securities. The MBank transaction was accounted for as a business combination pursuant to GAAP. The results of operations of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of and for the period since the acquisition date. See Note 3 for additional discussion.

Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017, and – among other provisions – lowered the federal corporate income tax rate. As a result, the Company revalued its deferred tax assets and liabilities during the three months ended December 31, 2017, which resulted in a reduction to the Company's net deferred tax assets and a related charge to the provision for income taxes of $2.2 million. This charge included a $404,000 revaluation for the tax effects of unrealized losses of available for sale investment securities. In addition, the Company will utilize a blended tax rate for its fiscal year ending March 31, 2018 given the Tax Act lowered the federal corporate tax rate beginning January 1, 2018. As a result of utilizing a blended tax rate for its fiscal year ending March 31, 2018, the Company recognized a $422,000 benefit for income taxes for both the three and nine months ended December 31, 2017. As a result of revaluing the Company's net deferred tax assets and utilization of a blended tax rate, for both the three and nine months ended December 31, 2017, the Company recognized a net one-time charge to the provision for income taxes of $1.8 million.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending March 31, 2018.

Certain prior period amounts have been reclassified to conform to the December 31, 2017 presentation; such reclassifications had no effect on net income or total equity previously reported.

2.	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank; and the Bank's wholly-owned subsidiaries, Riverview Services, Inc. and Riverview Trust Company (the "Trust Company") (collectively referred to as the "Company"). All inter-company transactions and balances have been eliminated in consolidation.

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

The acquired loan portfolio was valued using Level 3 inputs (see Note 12) and included the use of present value techniques, including cash flow estimates and incorporated assumptions that the Company believes marketplace participants would use in estimating fair values. Credit discounts were included in the determination of the fair value of the loans acquired; therefore, an allowance for loan losses was not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The Company determined there were no PCI loans acquired in connection with the MBank transaction.

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

The following table presents information related to stock options outstanding for the periods shown:

	Nine Months Ended December 31, 2017		Nine Months Ended December 31, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	220,654	$4.74	223,654	$4.73
Options exercised	(41,022)	4.01	(3,000)	3.84
Expired	(33,000)	8.49	-	-
Balance, end of period	146,632	$4.10	220,654	$4.74

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	December 31,
	2017	2016
Stock options fully vested and expected to vest:
Number	146,632	220,654
Weighted average exercise price	$4.10	$4.74
Aggregate intrinsic value (1)	$678,000	$630,000
Weighted average contractual term of options (years)	2.93	3.60
Stock options fully vested and currently exercisable:
Number	146,632	220,654
Weighted average exercise price	$4.10	$4.74
Aggregate intrinsic value (1)	$678,000	$630,000
Weighted average contractual term of options (years)	2.93	3.60

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company's stock.

There was no stock-based compensation expense related to stock options for the nine months ended December 31, 2017 and 2016. As of December 31, 2017, all outstanding stock options were fully vested, and there was no remaining unrecognized compensation expense. The total intrinsic value of stock options exercised was $170,000 and $5,000 for the nine months ended December 31, 2017 and 2016, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. There were no stock options granted during the nine months ended December 31, 2017 and 2016.

5.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of December 31, 2017, all shares under the Company's ESOP were allocated. As of December 31, 2016, there were 24,633 shares which had not been allocated under the Company's ESOP. For the three and nine months ended December 31, 2017, stock options for 5,000 shares and 12,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive. For both the three and nine months ended December 31, 2016, stock options for 59,000 shares of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Basic EPS computation:
Numerator-net income	$1,520,000	$1,993,000	$7,233,000	$5,370,000
Denominator-weighted average common shares outstanding	22,537,092	22,490,433	22,520,352	22,477,473
Basic EPS	$0.07	$0.09	$0.32	$0.24
Diluted EPS computation:
Numerator-net income	$1,520,000	$1,993,000	$7,233,000	$5,370,000
Denominator-weighted average common shares outstanding	22,537,092	22,490,433	22,520,352	22,477,473
Effect of dilutive stock options	85,037	73,279	88,251	60,190
Weighted average common shares and common stock equivalents	22,622,129	22,563,712	22,608,603	22,537,663
Diluted EPS	$0.07	$0.09	$0.32	$0.24

6.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Available for sale:
Municipal securities	$10,038	$10	$(68)	$9,980
Agency securities	22,408	11	(202)	22,217
Real estate mortgage investment conduits (1)	50,145	4	(754)	49,395
Residential mortgage-backed securities (1)	95,795	22	(1,184)	94,633
Other mortgage-backed securities (2)	49,651	16	(961)	48,706
Total available for sale	$228,037	$63	$(3,169)	$224,931

Held to maturity:
Residential mortgage-backed securities (3)	$44	$1	$-	$45

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Available for sale:
Municipal securities	$2,936	$-	$(117)	$2,819
Agency securities	16,993	18	(203)	16,808
Real estate mortgage investment conduits (1)	43,510	49	(399)	43,160
Residential mortgage-backed securities (1)	97,742	111	(1,242)	96,611
Other mortgage-backed securities (2)	41,649	15	(848)	40,816
Total available for sale	$202,830	$193	$(2,809)	$200,214

Held to maturity:
Residential mortgage-backed securities (3)	$64	$2	$-	$66

(1) Comprised of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of December 31, 2017 are as follows (in thousands):
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,000	$9,953	$-	$-
Due after one year through five years	6,447	6,432	6	6
Due after five years through ten years	47,547	46,865	33	34
Due after ten years	164,043	161,681	5	5
Total	$228,037	$224,931	$44	$45

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2017

Available for sale:
Municipal securities	$5,471	$(52)	$2,176	$(16)	$7,647	$(68)
Agency securities	5,369	(41)	15,832	(161)	21,201	(202)
Real estate mortgage investment conduits (1)	31,252	(358)	15,643	(396)	46,895	(754)
Residential mortgage-backed securities (1)	48,645	(315)	40,262	(869)	88,907	(1,184)
Other mortgage-backed securities (2)	16,331	(173)	30,651	(788)	46,982	(961)
Total available for sale	$107,068	$(939)	$104,564	$(2,230)	$211,632	$(3,169)

(1) Comprised of FHLMC, FNMA and GNMA issued securities.
(2) Comprised of SBA and CRE secured securities issued by FHLMC.

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

The unrealized losses on the Company's investment securities at December 31, 2017 were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. Based on management's evaluation and intent, the unrealized losses related to the investment securities in the above tables are considered temporary.

The Company had no sales and realized no gains or losses on sales of investment securities for the three and nine months ended December 31, 2017 and 2016. Investment securities available for sale with an amortized cost of $3.9 million and $11.1 million and a fair value of $3.9 million and $11.1 million at December 31, 2017 and March 31, 2017, respectively, were pledged as collateral for government public funds held by the Bank. There were no held to maturity investment securities pledged as collateral for government public funds held by the Bank at December 31, 2017. Investment securities held to maturity with an amortized cost and a fair value of $20,000 at March 31, 2017 were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable as of December 31, 2017 and March 31, 2017 are reported net of deferred loan fees totaling $3.4 million and $3.2 million, respectively. Loans receivable are also reported net of discounts totaling $641,000 and $2.0 million at December 31, 2017 and March 31, 2017, respectively. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31, 2017	March 31, 2017
Commercial and construction
Commercial business	$130,960	$107,371
Commercial real estate	441,903	447,071
Land	12,469	15,875
Multi-family	61,851	43,715
Real estate construction	40,743	46,157
Total commercial and construction	687,926	660,189

Consumer
Real estate one-to-four family	91,752	92,865
Other installment (1)	17,649	26,378
Total consumer	109,401	119,243

Total loans	797,327	779,432

Less: Allowance for loan losses	10,867	10,528
Loans receivable, net	$786,460	$768,904

(1) Consists primarily of purchased automobile loans totaling $15.2 million and $23.6 million at December 31, 2017 and March 31, 2017, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2017, loans carried at $504.2 million were pledged as collateral to the FHLB and Federal Reserve Bank of San Francisco ("FRB") pursuant to borrowing agreements.

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). As of December 31, 2017 and March 31, 2017, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended December 31, 2017	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,340	$5,116	$196	$504	$840	$1,890	$731	$10,617
Provision for (recapture of) loan losses	(186)	(26)	(19)	295	(206)	81	61	-
Charge-offs	-	-	-	-	-	(46)	-	(46)
Recoveries	220	65	-	-	-	11	-	296
Ending balance	$1,374	$5,155	$177	$799	$634	$1,936	$792	$10,867

Nine months ended December 31, 2017

Beginning balance	$1,418	$5,084	$228	$297	$714	$2,099	$688	$10,528
Provision for (recapture of) loan losses	(270)	40	(344)	502	(80)	48	104	-
Charge-offs	-	-	-	-	-	(257)	-	(257)
Recoveries	226	31	293	-	-	46	-	596
Ending balance	$1,374	$5,155	$177	$799	$634	$1,936	$792	$10,867

Three months ended December 31, 2016

Beginning balance	$909	$4,689	$154	$613	$727	$2,290	$681	$10,063
Provision for (recapture of) loan losses	131	162	(113)	(284)	94	(13)	23	-
Charge-offs	(1)	-	-	-	-	(131)	-	(132)
Recoveries	205	-	132	-	-	21	-	358
Ending balance	$1,244	$4,851	$173	$329	$821	$2,167	$704	$10,289

Nine months ended December 31, 2016

Beginning balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885
Provision for (recapture of) loan losses	(19)	576	(472)	(383)	405	(103)	(4)	-
Charge-offs	(1)	-	-	-	-	(246)	-	(247)
Recoveries	216	2	320	-	-	113	-	651
Ending balance	$1,244	$4,851	$173	$329	$821	$2,167	$704	$10,289

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for loan losses			Recorded investment in loans
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,374	$1,374	$1,120	$129,840	$130,960
Commercial real estate	60	5,095	5,155	2,990	438,913	441,903
Land	-	177	177	770	11,699	12,469
Multi-family	-	799	799	1,657	60,194	61,851
Real estate construction	-	634	634	-	40,743	40,743
Consumer	77	1,859	1,936	1,440	107,961	109,401
Unallocated	-	792	792	-	-	-
Total	$137	$10,730	$10,867	$7,977	$789,350	$797,327

March 31, 2017

Commercial business	$-	$1,418	$1,418	$294	$107,077	$107,371
Commercial real estate	-	5,084	5,084	7,604	439,467	447,071
Land	-	228	228	801	15,074	15,875
Multi-family	-	297	297	1,692	42,023	43,715
Real estate construction	-	714	714	-	46,157	46,157
Consumer	88	2,011	2,099	1,475	117,768	119,243
Unallocated	-	688	688	-	-	-
Total	$88	$10,440	$10,528	$11,866	$767,566	$779,432

Non-accrual loans:  Loans are reviewed regularly and it is the Company's general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $78,000 and $56,000 during the nine months ended December 31, 2017 and 2016, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

December 31, 2017	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$16	$-	$289	$305	$130,655	$130,960
Commercial real estate	-	-	1,291	1,291	440,612	441,903
Land	-	-	770	770	11,699	12,469
Multi-family	-	-	-	-	61,851	61,851
Real estate construction	-	-	-	-	40,743	40,743
Consumer	575	-	306	881	108,520	109,401
Total	$591	$-	$2,656	$3,247	$794,080	$797,327

March 31, 2017

Commercial business	$13	$-	$294	$307	$107,064	$107,371
Commercial real estate	-	-	1,342	1,342	445,729	447,071
Land	-	-	801	801	15,074	15,875
Multi-family	-	-	-	-	43,715	43,715
Real estate construction	-	-	-	-	46,157	46,157
Consumer	228	34	278	540	118,703	119,243
Total	$241	$34	$2,715	$2,990	$776,442	$779,432

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$126,764	$1,771	$2,425	$-	$-	$130,960
Commercial real estate	429,613	9,197	3,093	-	-	441,903
Land	11,699	-	770	-	-	12,469
Multi-family	59,645	2,195	11	-	-	61,851
Real estate construction	40,743	-	-	-	-	40,743
Consumer	109,095	-	306	-	-	109,401
Total	$777,559	$13,163	$6,605	$-	$-	$797,327

March 31, 2017

Commercial business	$102,113	$2,063	$3,195	$-	$-	$107,371
Commercial real estate	430,923	10,426	5,722	-	-	447,071
Land	15,074	-	801	-	-	15,875
Multi-family	43,156	547	12	-	-	43,715
Real estate construction	46,157	-	-	-	-	46,157
Consumer	118,965	-	278	-	-	119,243
Total	$756,388	$13,036	$10,008	$-	$-	$779,432

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

December 31, 2017	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$1,120	$-	$1,120	$1,342	$-
Commercial real estate	1,907	1,083	2,990	3,844	60
Land	770	-	770	794	-
Multi-family	1,657	-	1,657	1,789	-
Consumer	296	1,144	1,440	1,555	77
Total	$5,750	$2,227	$7,977	$9,324	$137
March 31, 2017

Commercial business	$294	$-	$294	$301	$-
Commercial real estate	7,604	-	7,604	8,806	-
Land	801	-	801	807	-
Multi-family	1,692	-	1,692	1,826	-
Consumer	306	1,169	1,475	1,611	88
Total	$10,697	$1,169	$11,866	$13,351	$88

	Three Months ended December 31, 2017		Three Months ended December 31, 2016
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$1,118	$9	$298	$2
Commercial real estate	3,347	20	8,607	72
Land	775	-	801	-
Multi-family	1,663	23	1,704	23
Consumer	1,446	15	1,492	16
Total	$8,349	$67	$12,902	$113

	Nine Months ended December 31, 2017		Nine Months ended December 31, 2016
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$912	$32	$244	$10
Commercial real estate	4,510	82	9,128	267
Land	786	-	801	-
Multi-family	1,674	68	1,715	70
Consumer	1,458	46	1,543	47
Total	$9,340	$228	$13,431	$394

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	December 31, 2017			March 31, 2017
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$831	$289	$1,120	$-	$294	$294
Commercial real estate	1,699	1,291	2,990	6,262	1,342	7,604
Land	-	770	770	-	801	801
Multi-family	1,657	-	1,657	1,692	-	1,692
Consumer	1,440	-	1,440	1,475	-	1,475
Total	$5,627	$2,350	$7,977	$9,429	$2,437	$11,866

At December 31, 2017, the Company had no commitments to lend additional funds on these loans. At December 31, 2017, all of the Company's TDRs were paying as agreed except for two commercial business TDR loans totaling $289,000 and two commercial real estate TDR loans totaling $1.3 million that defaulted since the loans were modified.

There were no new TDRs for the three and nine months ended December 31, 2017. There were no new TDRs for the three months ended December 31, 2016. There was one new TDR for the nine months ended December 31, 2016 which was a commercial loan with a pre-modification outstanding recorded investment balance of $116,000 and a post-modification outstanding recorded investment balance of $107,000. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended December 31, 2017.

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

The Company performed an impairment assessment as of October 31, 2017 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying value. If the reporting unit's fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill. GAAP with respect to goodwill requires that the Company compare the implied fair value of goodwill to the carrying amount of goodwill in the Company's consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company's individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company's goodwill will not be written down in future periods.

The following table presents the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	For the Nine Months Ended December 31, 2017	For the Year Ended March 31, 2017
Net carrying value at beginning of period	$27,076	$25,572
MBank Transaction (see Note 3)	-	1,504
Net carrying value at the end of period	$27,076	$27,076

10.	FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized as follows (dollars in thousands):

	December 31, 2017	March 31, 2017
FHLB advances	$1,050	$-
Weighted average interest rate:	1.62%	-%

11.	JUNIOR SUBORDINATED DEBENTURES

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

The Debentures issued by the Company to the grantor trusts; totaling $26.5 million and $26.4 million at December 31, 2017 and March 31, 2017, respectively, are reflected in the consolidated balance sheets in the liabilities section, under the caption "junior subordinated debentures." The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $836,000 at both December 31, 2017 and March 31, 2017, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at December 31, 2017 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	2.95%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	2.94%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	4.77%	6/2033
		27,836
Fair value adjustment (4)		(1,375)
Total Debentures at fair value		$26,461

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.

(3) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.

(4) Amount, net of accretion, attributable to the MBank transaction. (See Note 3).

12.	FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
December 31, 2017	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$9,980	$-	$9,980	$-
Agency securities	22,217	-	22,217	-
Real estate mortgage investment conduits	49,395	-	49,395	-
Residential mortgage-backed securities	94,633	-	94,633	-
Other mortgage-backed securities	48,706	-	48,706	-
Total assets measured at fair value on a recurring basis	$224,931	$-	$224,931	$-

March 31, 2017

Investment securities available for sale:
Municipal securities	$2,819	$-	$2,819	$-
Agency securities	16,808	-	16,808	-
Real estate mortgage investment conduits	43,160	-	43,160	-
Residential mortgage-backed securities	96,611	-	96,611	-
Other mortgage-backed securities	40,816	-	40,816	-
Total assets measured at fair value on a recurring basis	$200,214	$-	$200,214	$-

There were no transfers of assets into or out of Level 1, 2 or 3 for the nine months ended December 31, 2017 and 2016.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
December 31, 2017	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$2,170	$-	$-	$2,170

March 31, 2017

Impaired loans	$2,281	$-	$-	$2,281

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2017 and March 31, 2017:

	Valuation Technique	Significant Unobservable Inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	N/A

(1) There were no adjustments to appraised values of impaired loans as of December 31, 2017 or March 31, 2017.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

December 31, 2017	Carrying Amount	Level 1	Level 2	Level 2	Estimated Fair Value
Assets:
Cash and cash equivalents	$23,105	$23,105	$-	$-	$23,105
Certificates of deposit held for investment	6,963	-	6,966	-	6,966
Loans held for sale	351	-	351	-	351
Investment securities available for sale	224,931	-	224,931	-	224,931
Investment securities held to maturity	44	-	45	-	45
Loans receivable, net	786,460	-	-	759,663	759,663
FHLB stock	1,223	-	1,223	-	1,223

Liabilities:
Demand and savings deposits	841,321	841,321	-	-	841,321
Time deposits	130,893	-	129,412	-	129,412
FHLB advances	1,050	-	1,050	-	1,050
Junior subordinated debentures	26,461	-	-	14,338	14,338
Capital lease obligation	2,437	-	2,437	-	2,437

March 31, 2017
Assets:
Cash and cash equivalents	$64,613	$64,613	$-	$-	$64,613
Certificates of deposit held for investment	11,042	-	11,108	-	11,108
Loans held for sale	478	-	478	-	478
Investment securities available for sale	200,214	-	200,214	-	200,214
Investment securities held to maturity	64	-	66	-	66
Loans receivable, net	768,904	-	-	731,996	731,996
FHLB stock	1,181	-	1,181	-	1,181

Liabilities:
Demand and savings deposits	830,258	830,258	-	-	830,258
Time deposits	149,800	-	148,574	-	148,574
Junior subordinated debentures	26,390	-	-	13,284	13,284
Capital lease obligation	2,454	-	2,454	-	2,454

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

FHLB advances – The fair value of FHLB advances was based on the carrying value as the advances are overnight (short-term) advances.

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

13.	NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASU 2016-02 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASU 2016-02 is permitted. The effect of the adoption of ASU 2016-02 is not expected to have a material impact on the Company's future consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of ASU 2017-04 is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's future consolidated financial statements.

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

Significant off-balance sheet commitments at December 31, 2017 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$15,580
Fixed-rate	16,932
Standby letters of credit	2,486
Undisbursed loan funds and unused lines of credit	133,116
Total	$168,114

At December 31, 2017, the Company had firm commitments to sell $1.6 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2017, loans under warranty totaled $118.6 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At December 31, 2017, the Company had an allowance for FHLMC loans of $13,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds held by other institutions for the nine months ended December 31, 2017 and 2016.

The Company is periodically a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's future consolidated financial position, results of operations and cash flows.

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's net loan portfolio totaled $786.5 million at December 31, 2017 compared to $768.9 million at March 31, 2017.

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

The Company's strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial business and commercial real estate loans in its loan portfolio. Significant portions of our new loan originations – which are mainly concentrated in commercial business and commercial real estate loans – carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate consumer real estate one-to-four family mortgages.

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

Economic conditions in the Company's market areas have generally improved from the past recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 4.5% at November 30, 2017 compared to 5.5% at March 31, 2017 and 5.9% at December 31, 2016. According to the Oregon

Employment Department, unemployment in Portland increased to 3.8% at November 30, 2017 compared to 3.2% at March 31, 2017 and decreased compared to 3.9% at December 31, 2016. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland, Oregon have increased slightly to 1.6 months at December 31, 2017 compared to 1.3 months at March 31, 2017 and December 31, 2016. Residential home inventory levels in Clark County have increased to 1.8 months at December 31, 2017 compared to 1.6 months at March 31, 2017 and 1.5 months at December 31, 2016. According to the RMLS, closed home sales in Clark County decreased 1.7% and 13.4% during December 2017 compared to March 2017 and December 2016, respectively. Closed home sales in Portland decreased 5.8% and 10.3% during December 2017 compared to March 2017 and December 2016, respectively.

Operating Strategy

The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At December 31, 2017 commercial and construction loans represented 86.3% of total loans compared to 84.7% at March 31, 2017. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Implementation of a Profit Improvement Plan ("PIP"). The Company has formed a committee comprised of several members of management and the board of directors to undertake several initiatives to reduce non-interest expense and continue its on-going efforts to identify cost saving opportunities throughout all aspects of the Company's operations. The PIP committee's mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment and other noninterest expenditures. As a result, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 65.7% at December 31, 2017.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, whereby the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add other products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $490.1 million and $425.9 million at December 31, 2017 and March 31, 2017, respectively. Beginning in November 2017, the Company began offering a third-party identity theft product to its customers. The identity theft product will assist our customers in monitoring their credit and includes an identity theft restoration service. During the quarter ended December 31, 2016, the Company switched its existing debit card holders from Visa® to MasterCard®. The change in debit card service providers is expected to increase interchange revenue and provide cost savings to the Company.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers' needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers' cash management needs and compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts ("IOLTA"), public funds and Internet based deposits) decreased $11.9 million during the quarter ended December 31, 2017. The Company had $1.1 million in outstanding FHLB advances at December 31, 2017. The Company had no outstanding advances from the FRB at December 31, 2017.

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

Commercial and Construction Loan Composition

The following table sets forth the composition of the Company's commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2017

Commercial business	$130,960	$-	$-	$130,960
Commercial construction	-	-	25,384	25,384
Office buildings	-	122,281	-	122,281
Warehouse/industrial	-	83,829	-	83,829
Retail/shopping centers/strip malls	-	67,751	-	67,751
Assisted living facilities	-	2,982	-	2,982
Single purpose facilities	-	165,060	-	165,060
Land	-	12,469	-	12,469
Multi-family	-	61,851	-	61,851
One-to-four family construction	-	-	15,359	15,359
Total	$130,960	$516,223	$40,743	$687,926

March 31, 2017

Commercial business	$107,371	$-	$-	$107,371
Commercial construction	-	-	27,050	27,050
Office buildings	-	121,983	-	121,983
Warehouse/industrial	-	74,671	-	74,671
Retail/shopping centers/strip malls	-	78,757	-	78,757
Assisted living facilities	-	3,686	-	3,686
Single purpose facilities	-	167,974	-	167,974
Land	-	15,875	-	15,875
Multi-family	-	43,715	-	43,715
One-to-four family construction	-	-	19,107	19,107
Total	$107,371	$506,661	$46,157	$660,189

Comparison of Financial Condition at December 31, 2017 and March 31, 2017

Cash and cash equivalents, including interest-earning accounts, totaled $23.1 million at December 31, 2017 compared to $64.6 million at March 31, 2017. The decrease in cash balances was primarily the result of the increase in loans receivable and investment securities coupled with a decrease in deposits. The Company has deployed a portion of its excess cash balances into investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. At December 31, 2017, certificates of deposits held for investment totaled $7.0 million compared to $11.0 million at March 31, 2017.

Investment securities totaled $225.0 million and $200.3 million at December 31, 2017 and March 31, 2017, respectively. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). During the nine months ended December 31, 2017, the Company purchased $47.5 million of investment securities. For the nine months ended December 31, 2017, the Company determined that none of its investment securities required an other than temporary impairment ("OTTI") charge. For additional information, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $786.5 million at December 31, 2017 compared to $768.9 million at March 31, 2017. The Company has had steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Beginning in March 2017, the Company periodically began purchasing the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company's primary market area. These loans are purchased with servicing retained by the seller. At December 31, 2017, the Company's purchased SBA loan portfolio was $36.4 million compared to $5.6 million at March 31, 2017.

Deposits decreased $7.8 million to $972.2 million at December 31, 2017 compared to $980.1 million at March 31, 2017. The Company had no wholesale-brokered deposits as of December 31, 2017 or March 31, 2017. Core branch deposits accounted for 98.0% of total deposits at December 31, 2017 compared to 97.6% at March 31, 2017. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $5.5 million to $116.8 million at December 31, 2017 from $111.3 million at March 31, 2017. The increase was mainly attributable to net income of $7.2 million and stock options exercised of $165,000, partially offset by dividends declared of $1.7 million and an increase in accumulated other comprehensive loss related to unrealized losses on available for sale investment securities of $317,000 during the nine months ended December 31, 2017.

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 2017, the Bank was "well capitalized" as defined under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain the minimum capital ratios set forth in the tables below.

The Bank's actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):
	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital:
(To Risk-Weighted Assets)	$119,687	15.07%	$63,538	8.0%	$79,422	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	109,743	13.82	47,653	6.0	63,538	8.0
Common equity tier 1 capital:
(To Risk-Weighted Assets)	109,743	13.82	35,740	4.5	51,625	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	109,743	9.82	44,689	4.0	55,861	5.0
Tangible Capital:
(To Average Tangible Assets)	109,743	9.82	16,758	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital:
(To Risk-Weighted Assets)	$112,421	14.06%	$63,955	8.0%	$79,944	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	102,411	12.81	47,966	6.0	63,955	8.0
Common equity tier 1 capital:
(To Risk-Weighted Assets)	102,411	12.81	35,975	4.5	51,963	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	102,411	10.21	40,110	4.0	50,138	5.0
Tangible Capital:
(To Average Tangible Assets)	102,411	10.21	15,041	1.5	N/A	N/A

In addition to the minimum common equity tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of December 31, 2017, the conservation buffer was 1.25%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at December 31, 2017, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to help ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2017, the Company used its sources of funds primarily to fund loan commitments and purchase investment securities. At December 31, 2017, cash and available for sale investments totaled $255.0 million, or 22.6% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At December 31, 2017, the Company had no advances from the FRB and a borrowing capacity of $54.3 million from the FRB, subject to sufficient collateral. At December 31, 2017, FHLB advances totaled $1.1 million and the Company had an available credit facility of $275.4 million, subject to sufficient collateral and stock investment. At December 31, 2017, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At December 31, 2017 and March 31, 2017, the Bank had no wholesale brokered deposits. The Bank participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $23.3 million, or 2.4% of total deposits, and $24.3 million, or 2.5% of total deposits, at December 31, 2017 and March 31, 2017, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At December 31, 2017 and March 31, 2017, the Company had $1.3 million and $7.0 million of deposits, respectively, through this listing service which were assumed in the MBank transaction. Although the Company did not originate any internet based deposits during the nine months ended December 31, 2017, or during the year ended March 31, 2017, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank's funding sources gives the Bank available liquidity of $741.8 million, or 65.7% of total assets at December 31, 2017.

At December 31, 2017, the Company had total commitments of $168.1 million, which includes commitments to extend credit of $32.5 million, unused lines of credit and undisbursed balances of $133.1 million and standby letters of credit totaling $2.5 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year totaled $89.4 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $76.1 million.

Riverview Bancorp, Inc., a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2017, Riverview Bancorp, Inc. had $6.9 million in cash to meet liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $3.0 million or 0.26% of total assets at December 31, 2017 compared to $3.0 million or 0.27% of total assets at March 31, 2017.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands):

	December 31, 2017		March 31, 2017
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$289	2	$294
Commercial real estate	2	1,291	2	1,342
Land	1	770	1	801
Consumer	14	306	19	312
Total	19	$2,656	24	$2,749

The Company continues to focus on managing the residential construction and land acquisition and development loan portfolios. At December 31, 2017, the Company's residential construction and land acquisition and development loan portfolios were $15.4 million and $12.5 million, respectively, as compared to $19.1 million and $15.9 million, respectively, at March 31, 2017. The percentage of nonperforming loans in the land acquisition and development loan portfolios at December 31, 2017 was 6.18%, compared to 5.05% at March 31, 2017. There were no nonperforming residential construction loans at December 31, 2017 or March 31, 2017. For the nine months ended December 31, 2017, there were no charge-offs or recoveries in the residential construction loan portfolio. Net recoveries in the land development loan portfolio totaled $293,000 for the nine months ended December 31, 2017.

REO totaled $298,000 at December 31, 2017 and March 31, 2017. For the nine months ended December 31, 2017, the Company sold three land development lots that were carried at a zero basis for an aggregate gain on sale of $81,000.  There were no REO sales, valuation write-downs, or transfers to REO for the nine months ended December 31, 2016. The $298,000 balance of REO is comprised of a one-to-four family real estate property located in Washington.

The allowance for loan losses was $10.9 million, or 1.36% of total loans, at December 31, 2017 compared to $10.5 million, or 1.35% of total loans, at March 31, 2017. The ----balance of the allowance for loan losses at December 31, 2017 reflects the relatively low levels of delinquent, nonperforming and classified loans, elevated levels of net recoveries, as well as stabilizing real estate values in our market areas. The Company recorded no provision for loan losses for the nine months ended December 31, 2017.

The coverage ratio of allowance for loan losses to nonperforming loans was 409.15% at December 31, 2017 compared to 382.98% at March 31, 2017. At December 31, 2017, the Company identified $2.3 million or 88.48% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in $60,000 of specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at December 31, 2017 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company's impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At December 31, 2017, the Company had TDRs totaling $8.0 million, of which $5.6 million were on accrual status. All of the Company's TDRs are paying as pursuant to their modified loan terms except for two commercial business TDR loans totaling $289,000 and two commercial real estate TDR loans totaling $1.3 million that defaulted since the loans were modified. The related amount of interest income recognized on TDRs was $228,000 and $394,000 for the nine months ended December 31, 2017 and 2016, respectively.

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

The following tables set forth information regarding the Company's nonperforming assets at the dates indicated (dollars in thousands):

	December 31, 2017	March 31, 2017
Loans accounted for on a non-accrual basis:
Commercial business	$289	$294
Other real estate mortgage	2,061	2,143
Consumer	306	278
Total	2,656	2,715
Accruing loans which are contractually past due 90 days or more	-	34
Total nonperforming loans	2,656	2,749
REO	298	298
Total nonperforming assets	$2,954	$3,047

Foregone interest on non-accrual loans (1)	$78	$81
Total nonperforming loans to total loans	0.33%	0.35%
Total nonperforming loans to total assets	0.24%	0.24%
Total nonperforming assets to total assets	0.26%	0.27%

(1) Nine months ended December 31, 2017 and fiscal year ended March 31, 2017, respectively.

The following tables set forth information regarding the Company's nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2017

Commercial business	$-	$289	$-	$-	$289
Commercial real estate	1,084	207	-	-	1,291
Land	770	-	-	-	770
Consumer	-	207	-	99	306
Total nonperforming loans	1,854	703	-	99	2,656
REO	-	-	298	-	298
Total nonperforming assets	$1,854	$703	$298	$99	$2,954

March 31, 2017

Commercial business	$-	$294	$-	$-	$294
Commercial real estate	1,128	214	-	-	1,342
Land	801	-	-	-	801
Consumer	-	170	-	142	312
Total nonperforming loans	1,929	678	-	142	2,749
REO	-	-	298	-	298
Total nonperforming assets	$1,929	$678	$298	$142	$3,047

The composition of land acquisition and development and speculative construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
December 31, 2017

Land development	$486	$896	$11,087	$12,469
Speculative construction	-	371	12,335	12,706
Total land development and speculative construction	$486	$1,267	$23,422	$25,175

March 31, 2017

Land development	$223	$2,523	$13,129	$15,875
Speculative construction	945	3	14,492	15,440
Total land development and speculative construction	$1,168	$2,526	$27,621	$31,315

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands):

	December 31, 2017		March 31, 2017
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	6	$2,136	6	$2,901
Commercial real estate	2	1,802	3	4,380
Multi-family	1	11	1	12
Total	9	$3,949	10	$7,293

At December 31, 2017 and March 31, 2017, loans delinquent 30 - 89 days were 0.07% and 0.03%, respectively, of total loans. At December 31, 2017, loans 30 – 89 days delinquent in the commercial business and consumer portfolios totaled $16,000 and $575,000, respectively. There were no loans 30 - 89 days delinquent in the commercial real estate portfolio or any other loan category at December 31, 2017. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 55.42% of total loans and commercial business and consumer loans represented 16.43% and 13.72% of total loans, respectively.

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

The Company performed its annual goodwill impairment test as of October 31, 2017. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit's projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management's best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 6.9%, a net interest margin that approximated 4.3% and a return on assets that ranged from 1.17% to 1.38% (average of 1.27%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 14.26% utilized for our cash flow estimates and a terminal value estimated at 1.8 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.5 times tangible book value. The Company calculated a fair value of its reporting unit of $265.0 million using the corporate value approach, $196.5 million using the income approach and $275.0 million using the market approach, with a final concluded value of $250.0 million, with primary weight given to the market approach. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2017 and 2016

Net Income. Net income for the three months ended December 31, 2017 and 2016 was $1.5 million, or $0.07 per diluted share, and $2.0 million, or $0.09 per diluted share, respectively. Net income for the nine months ended December 31, 2017 and 2016 was $7.2 million, or $0.32 per diluted share, and $5.4 million, or $0.24 per diluted share, respectively. Net income for the three and nine months ended December 31, 2017 was negatively impacted due to the impact of the federal corporate tax rate change included in the Tax Act, which resulted in a $1.8 million net increase to the Company's provision for income taxes. The Company's income before income taxes for the three and nine months ended December 31, 2017 compared to the same prior year periods improved due to an increase in net interest and non-interest income, which was partially offset by an increase in non-interest expense primarily as a result of the MBank transaction.

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

Net interest income for the three and nine months ended December 31, 2017 was $10.8 million and $32.0 million, respectively, representing a $2.3 million and $7.5 million increase, respectively, compared to the three and nine months ended December 31, 2016. The net interest margin for both the three and nine months ended December 31, 2017 was 4.06%, compared to 3.75% and 3.73% for the three and nine months ended December 31, 2016, respectively. This increase in the net interest margin was primarily the result of the increase in the average balance of loans receivable as a result of organic loan growth and the acquired loans as part of the MBank transaction. The accretion of the discount on the acquired MBank loans of $632,000 for the nine months ended December 31, 2017 contributed eight basis points to the increase in the net interest margin. The remaining net discount on these purchased loans was $2.4 million at December 31, 2017. The increase in net interest income can also be attributed to the increase in the average balance of investment securities.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended December 31, 2017 was $11.4 million and $33.7 million, respectively, compared to $9.0 million and $25.7 million, respectively, for the same periods in the prior year. The increase was due primarily to an increase in interest income on loans receivable and investment securities as a result of an increase in the average balance on loans and investment securities.

The average balance of net loans increased $127.1 million and $139.3 million to $785.3 million and $784.9 million for the three and nine months ended December 31, 2017, respectively, from $658.2 million and $645.6 million for the same prior year periods, respectively. The average yield on net loans was 5.04% and 5.03% for the three and nine months ended December 31, 2017, respectively, compared to 4.75% and 4.72% for the same three and nine months in the prior year, respectively.

The average balance of investment securities increased $35.7 million and $45.7 million to $221.6 million and $211.6 million for the three and nine months ended December 31, 2017, respectively, from $185.9 million and $165.8 million for the same prior year periods.

Interest Expense. Interest expense increased $132,000 and $431,000 to $582,000 and $1.8 million for the three and nine months ended December 31, 2017, respectively, compared to $450,000 and $1.3 million for the same prior year periods. The increase in interest expense was primarily the result of an increase in the interest rate related to variable rate subordinated debentures, which reprice quarterly based on the three-month LIBOR, and an increase in the average balance of interest-bearing deposits due primarily to the MBank transaction. The weighted average interest rate on interest-bearing deposits was 0.17% for both the three and nine months ended December 31, 2017 compared to 0.18% for both the three and nine months ended December 31, 2016.

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

	Three Months Ended December 31,
	2017			2016
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Mortgage loans	$624,358	$8,104	5.15%	$548,168	$6,661	4.82%
Non-mortgage loans	160,906	1,874	4.62	110,044	1,222	4.41
Total net loans (1)	785,264	9,978	5.04	658,212	7,883	4.75

Investment securities (2)	221,597	1,249	2.24	185,852	963	2.06
Daily interest-bearing assets	173	-	-	95	-	-
Other earning assets	48,566	168	1.37	56,383	112	0.79
Total interest-earning assets	1,055,600	11,395	4.28	900,542	8,958	3.95

Non-interest-earning assets:
Office properties and equipment, net	15,744			14,111
Other non-interest-earning assets	73,278			70,147
Total assets	$1,144,622			$984,800

Interest-bearing liabilities:
Regular savings accounts	$134,994	34	0.10	$107,180	27	0.10
Interest checking accounts	170,194	24	0.06	154,880	22	0.06
Money market accounts	276,304	85	0.12	252,390	77	0.12
Certificates of deposit	133,996	155	0.46	112,602	151	0.53
Total interest-bearing deposits	715,488	298	0.17	627,052	277	0.18

Other interest-bearing liabilities	28,943	284	3.89	25,143	173	2.73
Total interest-bearing liabilities	744,431	582	0.31	652,195	450	0.27

Non-interest-bearing liabilities:
Non-interest-bearing deposits	273,070			212,536
Other liabilities	8,290			7,625
Total liabilities	1,025,791			872,356
Shareholders' equity	118,831			112,444
Total liabilities and shareholders' equity	$1,144,622			$984,800
Net interest income		$10,813			$8,508
Interest rate spread			3.97%			3.68%
Net interest margin			4.06%			3.75%
Ratio of average interest-earning assets to average interest-bearing liabilities			141.80%			138.08%
Tax equivalent adjustment (3)		$17			$6

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Nine Months Ended December 31,
	2017			2016
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Mortgage loans	$628,278	$23,919	5.05%	$530,232	$19,181	4.80%
Non-mortgage loans	156,648	5,842	4.95	115,366	3,773	4.34
Total net loans (1)	784,926	29,761	5.03	645,598	22,954	4.72

Investment securities (2)	211,563	3,504	2.20	165,825	2,452	1.96
Daily interest-bearing assets	108	-	-	283	-	-
Other earning assets	48,686	483	1.32	57,658	344	0.79
Total interest-earning assets	1,045,283	33,748	4.29	869,364	25,750	3.93

Non-interest-earning assets:
Office properties and equipment, net	15,940			14,320
Other non-interest-earning assets	72,943			70,896
Total assets	$1,134,166			$954,580

Interest-bearing liabilities:
Regular savings accounts	$131,304	99	0.10	$102,253	77	0.10
Interest checking accounts	169,275	73	0.06	148,557	72	0.06
Money market accounts	276,833	255	0.12	245,619	220	0.12
Certificates of deposit	139,877	506	0.48	115,210	468	0.54
Total interest-bearing deposits	717,289	933	0.17	611,639	837	0.18

Other interest-bearing liabilities	28,973	829	3.80	25,156	494	2.61
Total interest-bearing liabilities	746,262	1,762	0.31	636,795	1,331	0.28

Non-interest-bearing liabilities:
Non-interest-bearing deposits	263,477			199,061
Other liabilities	8,028			7,463
Total liabilities	1,017,767			843,319
Shareholders' equity	116,399			111,261
Total liabilities and shareholders' equity	$1,134,166			$954,580
Net interest income		$31,986			$24,419
Interest rate spread			3.98%			3.65%
Net interest margin			4.06%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities			140.07%			136.52%
Tax equivalent adjustment (3)		$32			$6

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended December 31, 2017 compared to the periods ended December 31, 2016. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017 vs. 2016			2017 vs. 2016

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
	Volume	Rate	Increase	Volume	Rate	Increase

Interest Income:
Mortgage loans	$967	$476	$1,443	$3,697	$1,041	$4,738
Non-mortgage loans	591	61	652	1,486	583	2,069
Investment securities (1)	197	89	286	728	324	1,052
Other earning assets	(18)	74	56	(60)	199	139
Total interest income	1,737	700	2,437	5,851	2,147	7,998

Interest Expense:
Regular savings accounts	7	-	7	22	-	22
Interest checking accounts	2	-	2	1	-	1
Money market deposit accounts	8	-	8	35	-	35
Certificates of deposit	26	(22)	4	93	(55)	38
Other interest-bearing liabilities	29	82	111	83	252	335
Total interest expense	72	60	132	234	197	431
Net interest income	$1,665	$640	$2,305	$5,617	$1,950	$7,567

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

There was no provision for loan losses for the three and nine months ended December 31, 2017 and 2016. The lack of a provision for loan losses for the three and nine months ended December 31, 2017 and 2016 continues to be based upon net recoveries and the decline in the level of delinquent, nonperforming and classified loans, as well as increases in real estate values in our market areas.

Net recoveries for the three and nine months ended December 31, 2017 were $250,000 and $339,000, respectively, compared to net recoveries for the three and nine months ended December 31, 2016 totaling $226,000 and $404,000, respectively. The net recoveries occurred primarily as a result of the decrease in charge-offs as nonperforming loans declined and the improvement and stabilization of real estate values in our market areas as well as an increase in recoveries on previously charged off loans. Nonperforming loans were $2.7 million at December 31, 2017 compared to $2.8 million at December 31, 2016. The ratio of allowance for loan losses to nonperforming loans was 409.15% at December 31, 2017 compared to 369.18% at December 31, 2016. See "Asset Quality" above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of December 31, 2017, the Company had identified $8.0 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $5.8 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying cost, which in some cases is the result of previous loan charge-offs. At December 31, 2017, charge-offs on these impaired loans totaled $143,000 from their original loan balances. The remaining $2.2 million have specific valuation allowances totaling $137,000.

Non-Interest Income. Non-interest income increased $557,000 for the three months ended December 31, 2017 compared to the same prior year period. The increase for the three months ended December 31, 2017 compared to the same period in 2016 was primarily due to an increase in fees and service charges and asset management fees of $147,000 and $202,000, respectively. In addition, other non-interest income improved during the three months ended December 31, 2017 as a $107,000 OTTI charge related to a collateralized debt obligation security reduced other non-interest income during the same prior year period. These increases were partially offset by a decrease in the net gain on sales of loans held for sale of $51,000 for the three months ended December 31, 2017 compared to the same prior year period.

Non-interest income increased $913,000 for the nine months ended December 31, 2017 compared to the same prior year period. The increase for the nine months ended December 31, 2017 compared to the same period in 2016 was due to an increase in fees and service charges and asset management fees of $533,000 and $324,000, respectively. In addition, other non-interest income improved during the nine months ended December 31, 2017 as a $240,000 OTTI charge related to a collateralized debt obligation security reduced other non-interest income during the same prior year period. These increases were partially offset by the absence of a BOLI death benefit on a former employee of $407,000 received in the nine months ended December 31, 2016.

Non-Interest Expense. Non-interest expense increased $707,000 and $2.4 million to $8.6 million and $26.5 million for the three and nine months ended December 31, 2017, respectively, compared to $7.9 million and $24.1 million for the three and nine months ended December 31, 2016. The increase for the three and nine months ended December 31, 2017 was due to increases of $533,000 and $2.0 million, respectively, in salaries and employee benefits, and $189,000 and $585,000, respectively, in occupancy and depreciation expense mainly due to the MBank transaction. For the three and nine months ended December 31, 2017, the increase was also attributed to amortization of core deposit intangibles resulting from the MBank transaction of $58,000 and $174,000, respectively. For the three and nine months ended December 31, 2017, the above increases were partially offset by a decrease of $105,000 and $140,000, respectively, in professional fees. In addition, the increase in non-interest expense for the nine months ended December 31, 2017 was reduced by the absence of a litigation settlement cost of $500,000 incurred in the nine months ended December 31, 2016.

Income Taxes. The provision for income taxes was $3.6 million and $6.6 million for the three and nine months ended December 31, 2017, respectively, compared to $991,000 and $2.4 million for the three and nine months ended December 31, 2016, respectively. The effective tax rate was 70.4% and 47.6% for the three and nine months ended December 31, 2017, respectively, compared to 33.2% and 31.0% for the three and nine months ended December 31, 2016, respectively. The provision for income taxes and the effective tax rate was higher for the three and nine months ended December 31, 2017 compared to the same prior year periods primarily due to a one-time net charge to the provision for income taxes of $1.8 million. This one-time charge to the provision for income taxes was the result of the enactment of the Tax Act, which required the Company to revalue its deferred tax assets and liabilities based upon the lower enacted federal corporate income tax rate at which the Company expects to recognize the benefit. As a result of the Tax Act, the Company will utilize a blended tax rate for its fiscal year ending March 31, 2018. At December 31, 2017, the Company had a net deferred tax asset of $4.0 million compared to $7.6 million at March 31, 2017. As of December 31, 2017, management deemed that a net deferred tax asset valuation allowance related to the Company's deferred tax asset was not necessary.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2017 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2017 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect on December 31, 2017 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended December 31, 2017, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
4	Form of Certificate of Common Stock of the Registrant (2)
10.1	Form of Employment Agreement between the Company and each of Patrick Sheaffer and Kevin J. Lycklama (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and each of Patrick Sheaffer and Kevin J. Lycklama (4)
10.3	Form of Employment Agreement between the Company and Chris P. Cline (5)
10.4	Form of Change in Control Agreement between the Company and Chris P. Cline (5)
10.5	Employee Severance Compensation Plan (6)
10.6	Employee Stock Ownership Plan (7)
10.7	1998 Stock Option Plan (8)
10.8	2003 Stock Option Plan (9)
10.9	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (10)
10.10	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (10)
10.11	Deferred Compensation Plan (11)
10.12	2017 Equity Incentive Plan (12)
11	Statement of recomputation of per share earnings (See Note 5 of the Notes to Consolidated Financial Statements contained herein.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 29, 2016 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2017 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant's Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(12)	Filed as Appendix A to the Registrant's Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Patrick Sheaffer	By:	/S/ David Lam
	Patrick Sheaffer		David Lam
	Chairman of the Board and		Executive Vice President and
	Chief Executive Officer (Principal Financial Officer)		Chief Financial Officer (Principal Financial Officer)

Date:	February 8, 2018	Date:	February 8, 2018

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Shareholders' Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements