Form 10-K
period 2018-03-31
RIVERVIEW BANCORP INC
filed 2018-06-13
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2018  OR

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2017 was $189,284,861 (22,533,912 shares at $8.40 per share). As of June 13, 2018, there were issued and outstanding 22,570,179 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (Part III).

Forward-Looking Statements

As used in this Form 10-K, the terms "we," "our," "us," "Riverview" and "Company" refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-K, the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook," or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company's allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company's market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company's net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company's market areas; secondary market conditions for loans and the Company's ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank's regulatory capital position or affect the Company's ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company's business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company's ability to attract and retain deposits; increases in premiums for deposit insurance; the Company's ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company's assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company's consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company's workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company's ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company's ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company's ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards; other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services; and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2019 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company's consolidated financial condition and consolidated results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the "Bank"). At March 31, 2018, the Company had total assets of $1.2 billion, total deposits of $995.7 million and shareholders' equity of $116.9 million. The Company's executive offices are located in Vancouver, Washington.

The Company is subject to regulation by the Board of Governors of the Federal Reserve Systems ("Federal Reserve"). Substantially all of the Company's business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF"). The Bank is a member of the Federal Home Loan Bank System of Des Moines ("FHLB") which is one of the 11 regional banks in the Federal Home Loan Bank System ("FHLB System").

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's loans receivable, net, totaled $800.6 million at March 31, 2018 compared to $768.9 million a year ago.

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

Market Area

The Company conducts operations from its home office in Vancouver, Washington and 19 branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland (two branch offices), Gresham, Tualatin and Aumsville, Oregon. We believe we are well positioned to attract new customers and to increase our market share through our branch network. The Trust Company has two locations, one in downtown Vancouver, Washington and one in Lake Oswego, Oregon, and provides full-service brokerage activities, trust and asset management services. Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank. The Bank's Business and Professional Banking Division, with two lending offices located in Vancouver and one in Portland, offers commercial and business banking services. The Bank also operates a lending office for mortgage banking activities in Vancouver.

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

Economic conditions in the Company's market areas have generally been positive compared to the past recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 5.4% at March 31, 2018 compared to 5.5% at March 31, 2017. According to the Oregon Employment Department, unemployment in Portland increased to 3.7% at March 31, 2018 compared to 3.2% at March 31, 2017. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland, Oregon have increased to 1.6 months at March 31, 2018 compared to 1.3 months at March 31, 2017. Residential home inventory levels in Clark County were 1.6 months at both March 31, 2018 and 2017. According to the RMLS, closed home sales in March 2018 in Clark County increased 4.5% compared to March 2017. Closed home sales during March 2018 in Portland decreased 4.9% compared to March 2017.

Lending Activities

General.  At March 31, 2018, the Company's net loans receivable totaled $800.6 million, or 69.5% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors ("Board") and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio, excluding loans held for sale, by type of loan at the dates indicated (dollars in thousands):

	At March 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and construction:
Commercial business	$137,672	16.97%	$107,371	13.78%	$69,397	11.11%	$77,186	13.31%	$71,632	13.43%
Other real estate mortgage (1)	529,014	65.20	506,661	65.00	399,527	63.94	345,506	59.60	324,881	60.90
Real estate construction	39,584	4.88	46,157	5.92	26,731	4.28	30,498	5.26	19,482	3.65
Total commercial and construction	706,270	87.05	660,189	84.70	495,655	79.33	453,190	78.17	415,995	77.98
Consumer:
Real estate one-to-four family	90,109	11.10	92,865	11.91	88,780	14.21	89,801	15.49	93,007	17.43
Other installment	14,997	1.85	26,378	3.39	40,384	6.46	36,781	6.34	24,486	4.59
Total consumer	105,106	12.95	119,243	15.30	129,164	20.67	126,582	21.83	117,493	22.02
Total loans	811,376	100.00%	779,432	100.00%	624,819	100.00%	579,772	100.00%	533,488	100.00%
Less:
Allowance for loan losses	10,766		10,528		9,885		10,762		12,551
Total loans receivable, net	$800,610		$768,904		$614,934		$569,010		$520,937

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans.

Loan Portfolio Composition. The following tables set forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2018

Commercial business	$137,672	$-	$-	$137,672
Commercial construction	-	-	23,158	23,158
Office buildings	-	124,000	-	124,000
Warehouse/industrial	-	89,442	-	89,442
Retail/shopping centers/strip malls	-	68,932	-	68,932
Assisted living facilities	-	2,934	-	2,934
Single purpose facilities	-	165,289	-	165,289
Land	-	15,337	-	15,337
Multi-family	-	63,080	-	63,080
One-to-four family construction	-	-	16,426	16,426
Total	$137,672	$529,014	$39,584	$706,270

March 31, 2017

Commercial business	$107,371	$-	$-	$107,371
Commercial construction	-	-	27,050	27,050
Office buildings	-	121,983	-	121,983
Warehouse/industrial	-	74,671	-	74,671
Retail/shopping centers/strip malls	-	78,757	-	78,757
Assisted living facilities	-	3,686	-	3,686
Single purpose facilities	-	167,974	-	167,974
Land	-	15,875	-	15,875
Multi-family	-	43,715	-	43,715
One-to-four family construction	-	-	19,107	19,107
Total	$107,371	$506,661	$46,157	$660,189

Commercial Business Lending. At March 31, 2018, the commercial business loan portfolio totaled $137.7 million, or 17.0% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company's commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed-rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

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

Other Real Estate Mortgage Lending.  At March 31, 2018, the other real estate mortgage loan portfolio totaled $529.0 million, or 65.2% of total loans. The Company originates other real estate loans including office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively "commercial real estate loans"); as well as land and multi-family loans primarily located in its market area. At March 31, 2018, owner occupied properties accounted for 36.2% and non-owner occupied properties accounted for 63.8% of the Company's commercial real estate loan portfolio.

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

The Company actively pursues commercial real estate loans. Loan demand within the Company's market area was competitive in fiscal year 2018 as economic conditions and competition for strong credit-worthy borrowers remained high. At March 31, 2018, the Company had two commercial real estate loans totaling $1.2 million on non-accrual status compared to two commercial real estate loans totaling $1.3 million on non-accrual status at March 31, 2017. For more information concerning risks related to commercial real estate loans, see Item 1A. "Risk Factors – Our emphasis on commercial real estate lending may expose us to increased lending risks."

Land acquisition and development loans are included in the other real estate mortgage loan portfolio balance and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchases and infrastructure development of properties (e.g. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sales to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. At March 31, 2018, land acquisition and development loans totaled $15.3 million, or 1.89% of total loans compared to $15.9 million, or 2.04% of total loans at March 31, 2017. The largest land acquisition and development loan had an outstanding balance at March 31, 2018 of $3.4 million and was performing according to its original payment terms. At March 31, 2018, all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At March 31, 2018 and 2017, the Company had one land acquisition and development loan totaling $763,000 and $801,000, respectively, on non-accrual status.

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

The composition of the Company's construction loan portfolio, including undisbursed funds, was as follows at the dates indicated (dollars in thousands):

	At March 31,
	2018		2017
	Amount (1)	Percent	Amount (1)	Percent

Speculative construction	$7,589	6.80%	$7,915	8.47%
Commercial/multi-family construction	80,357	72.04	59,599	63.80
Custom/presold construction	18,029	16.16	20,697	22.16
Construction/permanent	5,573	5.00	5,202	5.57
Total	$111,548	100.00%	$93,413	100.00%

(1) Includes undisbursed funds of $72.0 million and $47.3 million at March 31, 2018 and 2017, respectively.

At March 31, 2018, the balance of the Company's construction loan portfolio, including undisbursed funds, was $111.5 million compared to $93.4 million at March 31, 2017. The $18.1 million increase was primarily due to a $20.8 million increase in commercial/multi-family construction loans partially offset by a $2.7 million decrease in custom/presold construction loans. The Company plans to continue to proactively manage and control the growth in its construction loan portfolio in fiscal year 2019 but will continue to originate new construction loans to selected customers.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2018 was a loan to finance the construction of a single family home totaling $425,000. This loan is to a single borrower that is secured by a property located in the Company's market area. The average balance of loans in the speculative construction loan portfolio at March 31, 2018 was $208,000. At March 31, 2018 and 2017, the Company had no speculative construction loans on non-accrual status.

The composition of speculative construction and land acquisition and development loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
March 31, 2018

Land development	$482	$881	$13,974	$15,337
Speculative construction	400	421	12,596	13,417
Total land development and speculative construction	$882	$1,302	$26,570	$28,754

March 31, 2017

Land development	$223	$2,523	$13,129	$15,875
Speculative construction	945	3	14,492	15,440
Total land development and speculative construction	$1,168	$2,526	$27,621	$31,315

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Presold construction loans are generally originated for a term of 12 months. At March 31, 2018 and 2017, presold construction loans totaled $9.0 million and $11.4 million, respectively.

Unlike speculative and presold construction loans, custom construction loans are made directly to the homeowner. At March 31, 2018 and 2017, the Company had no custom construction loans. Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an adjustable rate mortgage ("ARM") loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the interest rate of the Company-originated fixed-rate permanent loan is set at a market rate. For adjustable rate loans, the interest rates adjust on their first adjustment date. See "—Mortgage Brokerage" and "—Mortgage Loan Servicing." At March 31, 2018, construction/permanent loans totaled $3.0 million, the largest of which had an outstanding balance of $525,000 and was performing according to its original repayment terms. The average balance of loans in the construction/permanent loan portfolio at March 31, 2018 was $274,000.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2018, such loans totaled $23.2 million, or 58.5% of total real estate construction loans and 2.85% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company's market area. At March 31, 2018, the largest commercial construction loan had a balance of $7.0 million and was performing according to its original repayment terms. The average balance of loans in the commercial construction loan portfolio at March 31, 2018 was $1.7 million. At March 31, 2018 and 2017, the Company had no commercial construction loans on non-accrual status.

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

Consumer Lending. Consumer loans totaled $105.1 million at March 31, 2018, and were comprised of $67.2 million of one-to-four family mortgage loans, $20.5 million of home equity lines of credit, $2.4 million of land loans to consumers for the future construction of one-to-four family homes and $15.0 million of other secured and unsecured consumer loans, which primarily consisted of $12.9 million of purchased automobile loans.

One-to-four family residences located in the Company's primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed-rate mortgages and ARMs with repricing based on the one-year constant maturity U.S. Treasury index or other index. At March 31, 2018, the Company had four residential real estate loans totaling $206,000 on non-accrual status compared to three loans totaling $170,000 at March 31, 2017. All of these loans were secured by properties located in Oregon and Washington.

The Company also purchases, from time to time, pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than on its cash or short-term investments. These indirect automobile loans are originated through a single dealership group located outside the Company's primary market area. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. The Company did not purchase any automobile loans during fiscal year 2018 and 2017. At March 31, 2018, eight of the purchased automobile loans were on non-accrual status totaling $71,000. At March 31, 2017, thirteen of the purchased automobile loans were on non-accrual status totaling $108,000. For more information concerning risks related to automobile loans, see Item 1A. "Risk Factors – Our consumer loan portfolio has increased risk due to the substantial amount of indirect automobile loans."

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. These consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. At March 31, 2018 and 2017, excluding the purchased automobile loans noted above, the Company had no installment loans on non-accrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2018 regarding the dollar amount of loans maturing in the Company's total loan portfolio based on their contractual terms to maturity but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments or stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees (in thousands):

	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:
Commercial business	$16,939	$15,981	$10,376	$53,110	$41,266	$137,672
Other real estate mortgage	37,563	14,544	42,486	354,433	79,988	529,014
Real estate construction	12,251	987	-	21,651	4,695	39,584
Total commercial and construction	66,753	31,512	52,862	429,194	125,949	706,270
Consumer:
Real estate one-to-four family	292	1,562	2,003	5,158	81,094	90,109
Other installment	526	9,841	4,511	119	-	14,997
Total consumer	818	11,403	6,514	5,277	81,094	105,106
Total loans	$67,571	$42,915	$59,376	$434,471	$207,043	$811,376

The following table sets forth the dollar amount of loans due after one year from March 31, 2018, which have fixed and adjustable interest rates (in thousands)  :

	Fixed Rate	Adjustable Rate	Total

Commercial and construction:
Commercial business	$63,022	$57,711	$120,733
Other real estate mortgage	170,899	320,552	491,451
Real estate construction	8,630	18,703	27,333
Total commercial and construction	242,551	396,966	639,517
Consumer:
Real estate one-to-four family	64,510	25,307	89,817
Other installment	13,967	504	14,471
Total consumer	78,477	25,811	104,288
Total loans	$321,028	$422,777	$743,805

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. At March 31, 2018, the Company had outstanding commitments to originate loans of $35.1 million compared to $45.3 million at March 31, 2017.

Mortgage Brokerage. In addition to originating mortgage loans for retention in its loan portfolio, the Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of, and funded by, the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a portion of the origination fee. During the year ended March 31, 2018, brokered loans totaled $43.4 million (including $11.9 million brokered to the Company) compared to $47.3 million (including $42.3 million brokered to the Company) of brokered loans in fiscal year 2017. Gross fees of $746,000 and $757,000, which includes brokered loan fees and fees for loans sold to the Federal Home Loan Mortgage Company ("FHLMC"), were earned for the years ended March 31, 2018 and 2017, respectively. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC. The Company generally sells fixed-rate residential one-to-four family mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset/liability strategy. Mortgage loans are sold to the FHLMC on a non-recourse basis whereby foreclosure losses are the responsibility of the FHLMC and not the Company. The Company's general policy is to close its residential loans on FHLMC modified loan documents to facilitate future sales to the FHLMC. Upon sale, the Company continues to collect payments on the loans, supervise foreclosure proceedings, and otherwise service the loans. At March 31, 2018, total loans serviced for others were $142.1 million, of which $117.9 million were serviced for the FHLMC.

Nonperforming Assets.  Nonperforming assets were $2.7 million or 0.24% of total assets at March 31, 2018 compared with $3.0 million or 0.27% of total assets at March 31, 2017. The Company also had net loan recoveries totaling $238,000 during fiscal 2018 compared to $643,000 during fiscal 2017. Credit quality challenges continued to lessen in the past fiscal year and the real estate market in our primary market area has improved steadily. Although it appears the economic conditions have stabilized, a prolonged weak economy in our market area could result in increases in nonperforming assets, increases in the provision for loan losses and charge-offs in the future.

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

The Company continues to focus on managing the residential construction and land acquisition and development loan portfolios. At March 31, 2018, the Company's residential construction and land acquisition and development loan portfolios were $16.4 million and $15.3 million, respectively as compared to $19.1 million and $15.9 million, respectively, at March 31, 2017. At March 31, 2018 and 2017, there were no nonperforming loans in the residential construction loan portfolio. At March 31, 2018 and 2017, the percentage of nonperforming loans in the land acquisition and development loan portfolios was 4.97% and 5.05%, respectively. For the year ended March 31, 2018, the charge-off (recovery) ratio for the residential construction and land development loan portfolios was 0.00% and (1.87)%, respectively, compared to 0.00% and (3.29)%, respectively, for the year ended March 31, 2017.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands):

	March 31, 2018		March 31, 2017
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	1	$178	2	$294
Commercial real estate	2	1,200	2	1,342
Land	1	763	1	801
Consumer	12	277	19	312
Total	16	$2,418	24	$2,749

Nonperforming loans decreased compared to the prior year. The Company continues its efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings. All of these loans are to borrowers with properties located in Oregon and Washington, with the exception of eight automobile loans totaling $71,000 all of which were on non-accrual status. At March 31, 2018, 88.54% of the Company's nonperforming loans, totaling $2.1 million, were measured for impairment. These loans have been charged down to the estimated fair market value of the collateral less selling costs or carry a specific reserve to reduce the net carrying value. There were no reserves associated with these nonperforming loans that were measured for impairment at March 31, 2018. At March 31, 2018, the largest single nonperforming loan was a commercial real estate loan totaling $997,000. This loan was measured for impairment during fiscal year 2018 and management determined that a specific reserve was not required.

The balance of nonperforming assets included $298,000 in real estate owned ("REO") at March 31, 2018. The $298,000 balance of REO is comprised of a one-to-four family real estate property located in Washington and the sale of this REO property closed in May 2018. For the fiscal year ended March 31, 2018, the Company sold three land development lots that were carried at a zero cost basis for total gain on sale of $81,000. During fiscal year 2018, there were no write-downs on existing REO properties and maintenance and operating expenses for REO properties totaled $12,000. The orderly resolution of nonperforming loans and REO properties remains a priority for management. Because of the uncertain nature of the real estate market, no assurance can be given as to the timing of ultimate disposition of such assets or that the selling price will be at or above the carrying value. Declines in real estate values in our area could lead to additional valuation adjustments, which would have an adverse effect on our results of operations.

The following table sets forth information regarding the Company's nonperforming assets at the dates indicated (in thousands):

	At March 31,
	2018	2017	2016	2015	2014

Loans accounted for on a non-accrual basis:
Commercial business	$178	$294	$-	$-	$452
Other real estate mortgage	1,963	2,143	2,360	4,092	10,881
Consumer	277	278	334	1,226	2,729
Total	2,418	2,715	2,694	5,318	14,062
Accruing loans which are contractually past due 90 days or more	-	34	20	-	-
Total nonperforming loans	2,418	2,749	2,714	5,318	14,062
REO	298	298	595	1,603	7,703
Total nonperforming assets	$2,716	$3,047	$3,309	$6,921	$21,765

Foregone interest on non-accrual loans	$102	$81	$112	$433	$949

The following tables set forth information regarding the Company's nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2018

Commercial business	$-	$178	$-	$-	$178
Commercial real estate	997	203	-	-	1,200
Land	763	-	-	-	763
Consumer	-	206	-	71	277
Total nonperforming loans	1,760	587	-	71	2,418
REO	-	-	298	-	298
Total nonperforming assets	$1,760	$587	$298	$71	$2,716

March 31, 2017

Commercial business	$-	$294	$-	$-	$294
Commercial real estate	1,128	214	-	-	1,342
Land	801	-	-	-	801
Consumer	-	170	-	142	312
Total nonperforming loans	1,929	678	-	142	2,749
REO	-	-	298	-	298
Total nonperforming assets	$1,929	$678	$298	$142	$3,047

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands):

	March 31, 2018		March 31, 2017
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	11	$3,209	6	$2,901
Commercial real estate	2	1,785	3	4,380
Multi-family	1	11	1	12
Total	14	$5,005	10	$7,293

At March 31, 2018, loans delinquent 30 – 89 days were 0.06% of total loans compared to 0.03% at March 31, 2017. There were no delinquent loans 30 – 89 days past due in our commercial real estate ("CRE") loan portfolio at March 31, 2018 or 2017. At both March 31, 2018 and 2017, the 30 – 89 days delinquency rate in our commercial business loan portfolio was 0.01% of commercial business loans. CRE loans represent the largest portion of our loan portfolio at 55.54% of total loans and commercial business loans represent 16.97% of total loans.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At March 31, 2018, the Company had TDRs totaling $7.7 million of which $5.6 million were on accrual status. The $2.1 million of TDRs accounted for on a non-accrual basis at March 31, 2018, are included as nonperforming loans in the nonperforming asset table above. However, all of the Company's TDRs were paying as agreed at March 31, 2018 except for one TDR commercial business loan totaling $178,000 and two TDR CRE loans totaling $1.2 million that have defaulted since the loans were modified. The related amount of interest income recognized on these TDR loans was $294,000 for the year ended March 31, 2018.

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

Asset Classification. The OCC has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OCC examiners have authority to identify problem assets and, if appropriate, require them to be classified as such. There are three classifications for problem assets:  substandard, doubtful and loss (collectively "classified loans"). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

When the Company classifies problem assets as either substandard or doubtful, we may determine that the loan is impaired and establish a specific allowance in an amount we deem prudent to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When a problem asset is classified by us as a loss, we are required to charge off the asset in the period in which it is deemed uncollectible.

The aggregate amount of the Company's classified loans (comprised entirely of substandard loans), general loss allowances, specific loss allowances and net recoveries were as follows at the dates indicated (in thousands):

	At or For the Year
	Ended March 31,
	2018	2017

Classified loans	$7,423	$10,008

General loss allowances	10,697	10,440
Specific loss allowances	69	88
Net recoveries	(238)	(643)

All of the loans on non-accrual status as of March 31, 2018 were categorized as classified loans. Classified loans at March 31, 2018 were comprised of twelve commercial business loans totaling $3.4 million, four commercial real estate loans totaling $3.0 million (the largest of which was $1.6 million), one multi-family loan totaling $11,000, one land development loan totaling $763,000, four one-to-four family real estate loans totaling $206,000 and eight purchased automobile loans totaling $71,000.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio consistent with U.S. generally accepted accounting principles ("GAAP") guidelines. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses existing at the balance sheet date. The key components to the evaluation are the Company's internal loan review function by its credit administration, which reviews and monitors the risk and quality of the loan portfolio; as well as the Company's external loan reviews and its loan classification systems. Credit officers are expected to monitor their loan portfolios and make recommendations to change loan grades whenever changes are warranted. Credit administration approves any changes to loan grades and monitors loan grades. For additional discussion of the Company's methodology for assessing the appropriate level of the allowance for loan losses see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

In accordance with GAAP, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $2.2 million and $3.0 million at March 31, 2018 and 2017, respectively.

The Company did not record a provision for loan losses for the years ended March 31, 2018 and 2017. At March 31, 2018, the Company had an allowance for loan losses of $10.8 million, or 1.33% of total loans, compared to $10.5 million, or 1.35% at March 31, 2017. The increase in the balance of the allowance for loan losses at March 31, 2018 reflects the $31.9 million increase in loan balances from March 31, 2017 compared to March 31, 2018. The Company is continuing to experience stabilizing real estate values in our market areas as reflected by net recoveries of $238,000 for the fiscal year ended March 31, 2018. Nonperforming loans decreased $331,000 and 30-89 day delinquent loans increased $279,000 during the fiscal year ended March 31, 2018. Classified loans were $7.4 million at March 31, 2018 compared to $10.0 million at March 31, 2017. The $2.6 million decrease is primarily attributed to one commercial real estate loan with an unpaid principal balance of $3.2 million and $3.3 million as of March 31, 2018 and 2017, respectively, which improved from a substandard to a special mention credit quality indicator during the fiscal year ended March 31, 2018. The coverage ratio of allowance for loan losses to nonperforming loans was 445.24% at March 31, 2018 compared to 382.98% at March 31, 2017. The

Company's general valuation allowance to non-impaired loans was 1.33% and 1.36% at March 31, 2018 and 2017, respectively.

Management considers the allowance for loan losses to be adequate at March 31, 2018 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2018	2017	2016	2015	2014

Balance at beginning of year	$10,528	$9,885	$10,762	$12,551	$15,643
Provision for (recapture of) loan losses	-	-	(1,150)	(1,800)	(3,700)
Recoveries:
Commercial and construction
Commercial business	240	492	30	34	526
Other real estate mortgage	347	463	331	271	873
Real estate construction	-	-	6	-	4
Total commercial and construction	587	955	367	305	1,403
Consumer
Real estate one-to-four family	11	89	153	158	304
Other installment	48	57	27	12	7
Total consumer	59	146	180	170	311
Total recoveries	646	1,101	547	475	1,714
Charge-offs:
Commercial and construction
Commercial business	-	1	-	120	340
Other real estate mortgage	68	117	-	233	406
Real estate construction	-	-	-	-	11
Total commercial and construction	68	118	-	353	757
Consumer
Real estate one-to-four family	12	-	8	53	346
Other installment	328	340	266	58	3
Total consumer	340	340	274	111	349

Total charge-offs	408	458	274	464	1,106

Net recoveries	(238)	(643)	(273)	(11)	(608)

Balance at end of year	$10,766	$10,528	$9,885	$10,762	$12,551

Ratio of allowance to total loans outstanding at end of year	1.33%	1.35%	1.58%	1.86%	2.35%
Ratio of net (recoveries) charge-offs to average net loans outstanding during year	(0.03)	(0.10)	(0.05)	0.00	(0.12)
Ratio of allowance to total nonperforming loans	445.24	382.98	364.22	202.37	89.25

The following table sets forth the breakdown of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands):

	At March 31,
	2018		2017		2016		2015		2014
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans

Commercial and construction:
Commercial business	$1,668	16.97%	$1,418	13.78%	$1,048	11.11%	$1,263	13.31%	$2,409	13.43%
Other real estate mortgage	5,956	65.20	5,609	65.00	5,310	63.94	5,155	59.60	5,812	60.90
Real estate construction	618	4.88	714	5.92	416	4.28	769	5.26	387	3.65
Consumer:
Real estate one-to-four family	1,400	11.10	1,525	11.91	1,652	14.21	1,881	15.49	2,190	17.43
Other installment	409	1.85	574	3.39	751	6.46	667	6.34	463	4.59
Unallocated	715	-	688	-	708	-	1,027	-	1,290	-
Total allowance for loan losses	$10,766	100.00%	$10,528	100.00%	$9,885	100.00%	$10,762	100.00%	$12,551	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns. The policy permits investment in various types of liquid assets permissible under OCC regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds, real estate mortgage investment conduits ("REMICS") and mortgage-backed securities ("MBS"), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying securities into one of three categories:  held to maturity, available for sale or trading. At March 31, 2018, no investment securities were held for trading purposes. See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

The Company primarily purchases agency securities with maturities of five years or less and purchases a combination of MBS backed by government agencies (FHLMC, Fannie Mae ("FNMA"), U.S. Small Business Administration ("SBA") or Ginnie Mae ("GNMA")). FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. government while SBA and GNMA securities are backed by the full faith and credit of the U.S. government. At March 31, 2018, the Company owned no privately issued MBS. Our REMICS are MBS and consist of FHLMC and FNMA securities and our CRE MBS consist of FNMA securities. The Company does not believe that it has any exposure to sub-prime lending in its investment securities portfolio. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated (dollars in thousands):

	At March 31,
	2018		2017		2016
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Available for sale (at estimated fair value):
Municipal securities	$8,732	4.09%	$2,819	1.41%	$-	-%
Trust preferred securities	-	-	-	-	1,808	1.20
Agency securities	22,102	10.36	16,808	8.39	19,569	12.98
REMICs	46,955	22.02	43,160	21.55	43,924	29.14
Residential MBS	89,074	41.77	96,611	48.24	76,353	50.64
Other MBS	46,358	21.74	40,816	20.38	9,036	5.99
	213,221	99.98	200,214	99.97	150,690	99.95

Held to maturity (at amortized cost):
Residential MBS	42	0.02	64	0.03	75	0.05

Total investment securities	$213,263	100.00%	$200,278	100.00%	$150,765	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2018 (dollars in thousands):

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

Municipal securities	$-	-%	$-	-%	$2,155	1.72%	$6,577	2.67%
Agency securities	9,964	1.04	5,976	1.69	6,162	2.22	-	-
REMICS	-	-	2,390	2.14	4,316	2.33	40,249	2.32
Residential MBS	-	-	6	6.16	16,435	1.93	72,675	2.41
Other MBS	-	-	-	-	13,489	2.19	32,869	2.16
Total	$9,964	1.04%	$8,372	1.82%	$42,557	2.09%	$152,370	2.34%

(1)    For available for sale securities carried at estimated fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

Management reviews investment securities quarterly for the presence of other than temporary impairment ("OTTI"), taking into consideration current market conditions, the extent and nature of changes in estimated fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts' evaluations, the Company's ability and intent to hold investments until a recovery of estimated fair value, which may be maturity, as well as other factors. The Company's trust preferred securities investment consisted of a single collateralized debt obligation ("CDO") secured by a pool of trust preferred securities issued by other bank holding companies which was liquidated during the year ended March 31, 2017, and the Company received $1.8 million in proceeds from the liquidation. During the year ended March 31, 2017, the Company recognized a $240,000 OTTI charge related to this CDO. For additional information related to this security, see Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. There was no OTTI charge for investment securities for the years ended March 31, 2018 or 2016.

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

Deposit Accounts. The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. The Company has focused on building customer relationship deposits which include both business and consumer depositors. Deposit account terms vary according to, among other factors, the minimum balance required, the time periods the funds must remain on deposit and the interest rate. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and customer preferences and concerns.

The following table sets forth the average balances of deposit accounts held by the Company at the dates indicated (dollars in thousands):

	Year Ended March 31,
	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest-bearing demand	$264,128	0.00%	$202,376	0.00%	$170,612	0.00%
Interest-bearing checking	170,124	0.06	151,801	0.06	127,161	0.08
Savings accounts	132,376	0.10	106,324	0.10	84,485	0.10
Money market accounts	275,092	0.12	252,040	0.12	231,873	0.12
Certificates of deposit	136,370	0.47	118,769	0.53	129,427	0.55
Total	$978,090	0.12%	$831,310	0.14%	$743,558	0.16%

Deposit accounts totaled $995.7 million at March 31, 2018 compared to $980.1 million at March 31, 2017. The Company did not have any wholesale-brokered deposits at March 31, 2018 and 2017. The Company continues to focus on core deposits and growth generated by customer relationships as opposed to obtaining deposits through the wholesale markets. The Company has continued to experience increased competition for customer deposits within its market area. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts ("IOLTA"), public funds, and Internet based deposits) increased $22.7 million since March 31, 2017. At March 31, 2018, the Company had $23.6 million, or 2.4% of total deposits, in Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") deposits, which were gathered from customers within the Company's primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

At March 31, 2018 and 2017, the Company also had $3.1 million and $3.5 million, respectively, in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2018, the Company did not have any deposits through this listing service as the Company chose not to utilize these internet based deposits. At March 31, 2017, the Company had $7.0 million of deposits through this listing service which were assumed in the MBank transaction. Although the Company did not originate any internet based deposits during the year ended March 31, 2018, the Company may do so in the future consistent with its asset/liability objectives.

Deposit growth remains a key strategic focus for the Company and our ability to achieve deposit growth, particularly growth in core deposits, is subject to many risk factors including the effects of competitive pricing pressures, changing customer deposit behavior, and increasing or decreasing interest rate environments. Adverse developments with respect to any of these risk factors could limit the Company's ability to attract and retain deposits and could have a material negative impact on the Company's future financial condition, results of operations and cash flows.

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2018 (dollars in thousands):

Maturity Period	Amount	Weighted Average Rate

Three months or less	$14,879	0.44%
Over three through six months	10,821	0.55
Over six through 12 months	23,139	0.54
Over 12 months	16,399	0.90
Total	$65,238	0.61%

Borrowings. The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco ("FRB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank's commercial loans, commercial real estate loans, first mortgage loans and investment securities. At March 31, 2018, 2017 and 2016, the Bank did not have any FHLB advances or FRB borrowings.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the U.S.) provided certain standards related to credit-worthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 35% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2018, the Bank had an available credit capacity of $394.6 million, subject to sufficient collateral and stock investment.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $57.4 million, subject to pledged collateral, as of March 31, 2018. The following table sets forth certain information concerning the Company's borrowings for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2018	2017	2016

Maximum amounts of FHLB advances outstanding at any month end	$14,050	$-	$-
Average FHLB advances outstanding	787	239	5
Weighted average rate on FHLB advances	1.60%	0.80%	0.31%
Maximum amounts of FRB borrowings outstanding at any month end	$-	$-	$-
Average FRB borrowings outstanding	1	-	5
Weighted average rate on FRB borrowings	1.50%	-%	0.88%

At March 31, 2018, the Company had three wholly-owned subsidiary grantor trusts totaling $26.5 million that were established for the purpose of issuing trust preferred securities and common securities including a $5.2 million trust acquired in the MBank transaction. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company's common stock. The common securities issued by the grantor trusts are held by the Company, and the Company's investment in the common securities of $836,000 at both March 31, 2018 and 2017, is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information, see also Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company's taxes, see Note 12 of the Notes the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Personnel

As of March 31, 2018, the Company had 258 full‑time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

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

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations classified as service corporations, with amounts in excess of 2% only if primarily for community purposes, and unlimited amounts in operating subsidiaries. At March 31, 2018, the Bank's investments in its wholly-owned subsidiaries of $1.2 million in Riverview Services, Inc. ("Riverview Services") and $4.8 million in the Trust Company were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $26,000 for the fiscal year ended March 31, 2018 and total assets of $1.2 million at March 31, 2018. Riverview Services' operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

The Trust Company is an asset management company providing trust, estate planning and investment management services. The Trust Company had net income of $314,000 for the fiscal year ended March 31, 2018 and total assets of $5.1 million at that date. The Trust Company earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2018, total assets under management were $484.3 million. The Trust Company's operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Patrick Sheaffer	78	Chairman of the Board
Kevin J. Lycklama	40	President and Chief Executive Officer
David Lam	41	Executive Vice President and Chief Financial Officer
Daniel D. Cox	40	Executive Vice President and Chief Credit Officer
Kim J. Capeloto	56	Executive Vice President and Chief Banking Officer
Steven P. Plambeck	58	Executive Vice President and Chief Lending Officer
Christopher P. Cline	57	President and Chief Executive Officer of Riverview Trust Company
(1) At March 31, 2018

Patrick Sheaffer currently serves as Chairman of the Board of the Company and also serves in an advisory role to the President and Chief Executive Officer. Prior to April 2, 2018, Mr. Sheaffer served as Chairman of the Board and Chief Executive Officer of the Company, positions he had held since February 2004 and had also been the President of the Company since July 2017. Prior to February 2004, Mr. Sheaffer served as Chairman of the Board, and President and Chief Executive Officer of the Company since its inception in 1997. He became Chairman of the Board of the Bank in 1993. Mr. Sheaffer joined the Bank in 1963. Mr. Sheaffer is active in numerous professional and civic organizations.

Kevin J. Lycklama was appointed President and Chief Executive Officer of the Company effective April 2, 2018. Prior to assuming the role of President and Chief Executive Officer, Mr. Lycklama served as Executive Vice President and Chief Operating Officer of the Company, positions he had held since July 2017. Prior to July 2017, Mr. Lycklama served as Executive Vice President and Chief Financial Officer of the Company since 2008 and Vice President and Controller of the Bank since 2006. Prior to joining Riverview, Mr. Lycklama spent five years with a local public accounting firm advancing to the level of audit manager. He holds a Bachelor of Arts degree from Washington State University, is a graduate of the Pacific Coast Banking School and is a certified public accountant (CPA).

David Lam is Executive Vice President and Chief Financial Officer of the Company, positions he has held since July 2017. Prior to July 2017, Mr. Lam served as Senior Vice President and Controller of the Bank since 2008. He is responsible for accounting, SEC reporting and treasury functions for the Bank and the Company. Prior to joining Riverview, Mr. Lam spent ten years working in the public accounting sector advancing to the level of audit manager. Mr. Lam holds a Bachelor of Arts degree in business administration with an emphasis in accounting from Oregon State University. Mr. Lam is a CPA, holds a chartered global management accountant designation and is a member of both the American Institute of CPA's and Oregon Society of CPAs.

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

Kim J. Capeloto is Executive Vice President and Chief Banking Officer. Mr. Capeloto has been employed by the Bank since September 2010. Mr. Capeloto has over 30 years of banking experience serving as regional manager for Union Bank of California and Wells Fargo Bank directing small business and personal banking activities. Prior to joining the Bank, Mr. Capeloto held the position of President and Chief Executive Officer of the Greater Vancouver Chamber of Commerce. Mr. Capeloto is active in numerous professional and civic organizations.

Steven P. Plambeck is Executive Vice President and Chief Lending Officer, a position he has held since March 1, 2018.  Mr. Plambeck is responsible for all loan production including commercial, consumer, mortgage and builder/developer construction loans. Mr. Plambeck joined Riverview in January 2011 as Director of Medical Banking. For the past two years Mr. Plambeck served as Senior Vice President and Team Leader for the Portland Commercial Team. Mr. Plambeck holds a Bachelor of Science degree in Accounting from the University of Wyoming and is also a graduate of the Pacific Coast Banking School. Mr. Plambeck is a board member for the Providence St. Vincent Council of Trustees, Providence Heart and Vascular Institute and the Providence Brain and Spine Institute. Mr. Plambeck is also a member of the Medical and Dental Advisory Team.

Christopher P. Cline is President and Chief Executive Officer of the Trust Company, a wholly-owned subsidiary of the Bank. Mr. Cline joined the Trust Company in 2016, after having spent eight years managing the trust department of Wells Fargo's Private Bank in Oregon and Southwest Washington. Prior to that, Mr. Cline was an estate planning attorney for 17 years, most recently as a partner at Holland & Knight. Mr. Cline manages all aspects of the trust business, is a Fellow of the American College of Trust and Estate Counsel and is a nationally recognized speaker and author, having written books on estate planning and trust administration. Mr. Cline holds a Bachelor of Arts degree from San Francisco State University and a Juris Doctor degree from Hastings College of the Law in San Francisco.

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

General

As a federally chartered savings bank, the Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the insurer of its deposits. Additionally, the Company is subject to extensive regulation, examination and supervision by the Federal Reserve as its primary federal regulator. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the DIF, which is administered by the FDIC. The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations of the Bank by the OCC and of the Company by the Federal Reserve to evaluate safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Reserve, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.

In connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the laws and regulations affecting depository institutions and their holding companies have changed the bank regulatory structure and are affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the FDIC with respect to its compliance with consumer financial protection laws and CFPB regulations.

Many aspects of the Dodd-Frank Act are subject to delayed effective dates and/or rulemaking by the federal banking agencies. Their impact on operations cannot yet fully be assessed. The Dodd-Frank Act has resulted in, and may continue to result in, increased regulatory burden and increased compliance costs and interest expense for the Bank, the Company and the financial services industry in general. However, in February 2017, the President issued an executive order that a policy of his administration would be to make regulation efficient, effective, and appropriately tailored, and directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner consistent with the policies stated in the executive order. Any changes in laws or regulation as a result of this review could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act.

On May 23, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the "Act"). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Some of these provisions may benefit the Company and the Bank, such as (1) a simplified capital ratio, called the Community Bank Capital Ratio, computed as the ratio of tangible equity capital to average consolidated total assets to be set by the federal banking regulators at not less than 8% and not more than 10%, which for most institutions with less than $10 billion in consolidated assets will replace the leverage and risk-based capital ratios under current regulations; (2) an option for federal savings institutions to operate as national banks with respect to limits on lending, investments, and subsidiaries, without changing their charters to national bank charters; and (3) a lower risk weight on certain loans currently classified as high volatility commercial real estate exposures. A number of the provisions in the Act require rulemaking or other action by the federal banking regulators and so may not have an immediate impact on the Company and the Bank.

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

All savings institutions are required to pay assessments to the OCC to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OCC assessment for the fiscal year ended March 31, 2018 was $264,000.

The Bank's general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2018, the Bank's lending limit under this restriction was $18.6 million and, at that date, the Bank's largest lending relationship with one borrower was $14.9 million, which consisted of one commercial real estate loan which was performing according to its original payment terms.

The OCC's oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 ("GLBA") and the anti-money laundering provisions of the USA Patriot Act. The GLBA privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to "opt out" of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the U.S. financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the U.S. to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement requirements under the Bank Secrecy Act and the regulations of the Office of Foreign Assets Control.

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

Capital Requirements.  Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital, including a common equity Tier 1 ("CET1") capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The capital standards require the maintenance of the following minimum capital ratios: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%.

Certain changes in what constitutes regulatory capital are subject to transition periods, including the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and certain deferred tax assets over designated percentages of CET1 are deducted from capital subject to a transition period which ended December 31, 2017. In addition, Tier 1 capital includes accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period which ended December 31, 2017. Because of the Bank's asset size, the Bank elected to take a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The Bank also must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The capital conservation buffer requirement is subject to a phase in period beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%, and the Bank must not be subject to any of certain mandates by the OCC requiring it as an individual institution to meet any specified capital level.

As of March 31, 2018, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Prompt Corrective Action.  An institution is considered adequately capitalized if it meets the minimum capital ratios described above. The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. Significantly undercapitalized and critically undercapitalized institutions are subject to more extensive mandatory regulatory actions. The OCC also can take a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. An institution that is not well-capitalized is subject to certain restrictions on deposit rates and brokered deposits. At March 31, 2018, the Bank has met the regulatory requirements described above under "Capital Requirements" to be considered well-capitalized.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business – "Deposit Activities and Other Sources of Funds – Borrowings." As a member, the Bank is required to purchase and maintain stock in the FHLB. At March 31, 2018, the Bank held $1.4 million in FHLB stock, which was in compliance with this requirement. During the year ended March 31, 2018, the Bank purchased $172,000 of FHLB stock, at par.

The FHLB continues to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a decrease in net income and possibly capital.

Federal Deposit Insurance Corporation.  The DIF of the FDIC insures deposits in the Bank up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the fiscal year ended March 31, 2018 were $476,000.

Under its regulations, the FDIC sets assessment rates for established small institutions (generally, those with total assets of less than $10 billion) based on an institution's weighted average CAMELS component ratings and certain financial ratios. Total base assessment rates range from 1.5 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 3 to 30 basis points for those with a CAMELS composite score of 3, and 11 to 30 basis points for those with CAMELS composite scores of 4 or 5, all subject to certain adjustments. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments to the 1.35% ratio required by the Dodd-Frank Act. An institution that has reported on its Call Reports total assets of $10 billion or more for at least four consecutive quarters is considered a large institution and is assessed under a complex scorecard method employing many factors.

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

Since established small institutions contribute to the DIF while the reserve ratio remains below 1.35% and large institutions are paying a surcharge, the FDIC will provide assessment credits to established small institutions for the portion of their assessments that contribute to the increase. When the reserve ratio reaches 1.35%, the FDIC will automatically apply an established small institution's assessment credits to reduce its regular deposit insurance assessments.

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are maturing in 2017 through 2019.

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

Any institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of March 31, 2018, the Bank maintained 89.50% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

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

Activities of Associations and their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the savings institution controls, the savings institution must file a notice or application with the OCC and, in certain circumstances with the FDIC, and receive regulatory approval or non-objection. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

With respect to subsidiaries generally, the OCC may determine that investment by a savings institution in, or the activities of, a subsidiary must be restricted or eliminated based on safety and soundness or legal reasons.

Transactions with Affiliates. The Bank's authority to engage in transactions with affiliates is limited by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve's Regulation W. The term affiliates for these purposes generally mean any company that controls or is under common control with an institution except subsidiaries of the institution. The Company and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. FDIC-insured institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, these institutions are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the providing of any property or service.

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

Community Reinvestment Act and Consumer Protection Laws. Under the Community Reinvestment Act of 1977 ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. The OCC may use an unsatisfactory rating as the basis for the denial of an application. Similarly, the Federal Reserve is required to take into account the performance of an insured institution under the CRA when considering whether to approve an acquisition by the institution's holding company. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Through its rulemaking authority, the CFPB has promulgated several proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives are final regulations setting "ability to repay" and "qualified mortgage" standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, the OCC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

Enforcement.  The OCC has primary enforcement responsibility over federally-chartered savings institutions and has the authority to bring action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can range up to $2.0 million per day. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. At March 31, 2018, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC.

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

Other Consumer Protection Laws and Regulations.  The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the OCC with respect to compliance with consumer financial protection laws and CFPB regulations.

The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the following list is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Savings and Loan Holding Company Regulations

General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the Federal Reserve. Accordingly, the Company is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. In accordance with the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. These and other Federal Reserve policies, as well as the capital conservatism buffer requirement, may restrict the Company's ability to pay dividends.

Capital Requirements. For a savings and loan holding company, such as the Company, the capital regulations apply on a consolidated basis. The Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. At March 31, 2018, the Company exceeded all regulatory capital requirements. See "Federal Regulation of Savings Institutions-- Capital Requirements" above.
Activities Restrictions. The GLBA provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies. Further, the GLBA specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. The Company qualifies for grandfathering and is therefore not restricted in terms of its activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be limited to activities permitted by Federal Reserve regulation.

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
Acquisition of the Company. Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a "savings and loan holding company" subject to registration, examination and regulation by the Federal Reserve and must obtain the prior approval of the Federal Reserve under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company. A bank holding company must obtain the prior approval of the Federal Reserve under the Bank Holding Company Act before obtaining control of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act. The term "company" includes corporations, partnerships, associations, and certain trusts and other entities. "Control" of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly, of more than 25% of any class of the savings association's voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding in certain cases 10% or more of a class of voting securities. In addition, a savings and loan holding company must obtain Federal Reserve approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company. A similar provision limiting the acquisition by a bank holding company of 5% or more of a class of voting stock of any company is included in the Bank Holding Company Act.
Accordingly, the prior approval of the Federal Reserve would be required:
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

Dividends and Stock Repurchases.  The Federal Reserve's policy statement on the payment of cash dividends applicable to savings and loan holding companies expresses its view that a savings and loan holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In addition, a savings and loan holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. The capital conservation buffer requirement may also limit or preclude dividends payable by the Company.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations discussed above under "- Regulation and Supervision of the Bank - Capital Requirements." In addition, among other changes, the Dodd-Frank Act requires public companies, such as the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a "say on pay" vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain provisions of the Dodd-Frank Act, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A decline in the economies of the seven counties in which we operate, including the Portland, Oregon metropolitan area, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade.

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
A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes and tornadoes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.
Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.
Our real estate construction and land acquisition or development loans expose us to risk.

We originate real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2018, construction loans totaled $39.6 million, or 4.88% of our total loan portfolio, of which $16.4 million were for residential real estate projects. Undisbursed funds for construction projects totaled $72.0 million at March 31, 2018. Land loans, which are loans made with land as security, totaled $15.3 million, or 1.89% of our total loan portfolio at March 31, 2018. Land loans include raw land and land acquisition and development loans.

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

At March 31, 2018, total committed construction and land loans totaled $54.9 million comprised mainly of $13.4 million of speculative construction loans, $15.3 million of land acquisition and development loans, $23.2 million of commercial/multi-family construction loans and $3.0 million of custom/presold construction loans.

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

At March 31, 2018, we had $513.7 million of commercial and multi-family real estate mortgage loans, representing 63.31% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 337% of total risk-based capital at March 31, 2018. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

Our business may be adversely affected by credit risk associated with residential property.

At March 31, 2018, $90.1 million, or 11.10% of our total loan portfolio, was secured by one-to-four family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington and Oregon housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. Further, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") enacted in the fourth quarter of 2017 could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments, and could also negatively impact the housing market, which could adversely affect our business and loan growth.
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
At March 31, 2018, we had $137.7 million, or 16.97% of total loans, in commercial business loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. This collateral may consist of equipment, inventory, accounts receivable, or other business assets. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower.
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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events;
•	our specific reserve, based on our evaluation of impaired loans and their underlying collateral; and
•	an unallocated reserve to provide for other credit losses inherent in our loan portfolio that may not have been contemplated in the other loss factors.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for loan losses through the provision for losses on loans which is charged against income. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may also require an increase in the allowance for loan losses. Additionally, pursuant to our growth strategy, management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.

The Financial Accounting Standards Board has adopted a new accounting standard update ("ASU") that will be effective for our first fiscal year beginning after December 15, 2019. This standard, referred to as "Current Expected Credit Loss", or "CECL", will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses at inception of the loan. This will change the current method of providing allowances for credit losses that are probable of having been incurred, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. For more on this ASU, see Note 1 of the Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Our consumer loan portfolio has increased risk due to the substantial amount of indirect automobile loans.

Our consumer loan portfolio includes a substantial number of indirect loans which are automobile loans purchased by us from another financial institution as well as other installment consumer loans. These indirect automobile loans were originated through a single dealership group located outside the Company's primary market area. Unlike a direct loan where the borrower makes an application directly to the lender, in these loans the dealer, who has a direct financial interest in the loan transaction, assists the borrower in preparing the loan application. Indirect automobile loans we purchased are underwritten by us using substantially similar guidelines to our internal guidelines. However, because these loans are originated through a third party and not directly by us, we do not have direct contact with the borrower and therefore these loans may be more susceptible to a material misstatement on the loan application and present greater risks than other types of lending activities. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. At March 31, 2018, our other installment consumer loans totaled $15.0 million, or 1.85% of our total loan portfolio, of which indirect automobile loans totaled $12.9 million, representing 86.26% of total consumer loans. At March 31, 2018, eight of the purchased automobile loans were on non-accrual status totaling $71,000.

The Company also originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. At March 31, 2018 and 2017, excluding the purchased automobile loans noted above, the Company had no installment loans on non-accrual status.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss) and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for OTTI. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and international economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. The Federal Reserve increased the target Fed Funds rate by 75 basis points and 25 basis points in 2017 and 2016, respectively. In March 2018, the Federal Reserve increased the target Fed Funds rate by another 25 basis points and intends further increases during 2018 subject to economic conditions. As the Federal Reserve increases the target Fed Funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but also can affect: (1) our ability to originate and/or sell loans; (2) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; (4) the ability of our borrowers to repay adjustable or variable rate loans; and (5) the average duration of our investment securities portfolio and other interest-earning assets.
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

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income.  Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract.  Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates.  As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the "yield curve"—or the spread between short-term and long-term interest rates—could also reduce our net interest margin.  Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.  Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.
A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At March 31, 2018, we had $88.9 million in certificates of deposit that mature within one year and $279.0 million in non-interest bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio.  Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax.  Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders' equity.
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
Liquidity is essential to our business; therefore, the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued uncertainty in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB, the Federal Reserve Bank of San Francisco or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

As part of our general growth strategy, in February 2017 we expanded our business through the purchase and assumption transaction in which the Company purchased certain assets and assumed certain liabilities of MBank, the wholly-owned subsidiary of Merchants Bancorp. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

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

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and

•
We expect our net income will increase following our acquisitions; however, we also expect our general and administrative expenses and consequently our efficiency rates will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term.

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
In accordance with GAAP, we record assets acquired and liabilities assumed in a business combination at their fair values with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, business combinations typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. We performed our annual goodwill impairment test during the quarter-ended December 31, 2017, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which could adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital. The recent MBank transaction has increased our goodwill.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described under the heading "Item 1. Business-Regulation" in Item I of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. New proposals for legislation continue to be introduced in the U.S. Congress that could further alter the regulation of the bank and non-bank financial services industries and the manner in which firms within the industry conduct business. In this regard, in May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Act"), was enacted to reduce the application of certain financial reform regulations, including the Dodd-Frank Act, on community banks such as us. The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single "Community Bank Leverage Ratio" of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. The Act also expands the category of holding companies that may rely on the "Small Bank Holding Company and Savings and Loan Holding Company Policy Statement" by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that they may impact the profitability of our business activities and enhance our ability to originate residential loans while reducing our operating and compliance costs. In addition to this new legislation, federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Future changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. These changes may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These accounting changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
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

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Further, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party's information systems or their payment processors. Such a data security breach could compromise our account information. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our clients for such fraudulent transactions on clients' card accounts, as well as costs incurred by payment card issuing banks and other third parties or may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. We may also incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our clients' or counterparties' confidential information, including employees. The Company is continuously working to install new and upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to further protect the Company against cyber risks and security breaches.

There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for companies, including ours. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, some of our clients may have been affected by third-party breaches, which could increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our clients, our loss of business and/or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Company selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct our business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The board of directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.

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

Our operations rely on numerous external vendors.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by a third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors' performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Our framework for managing risks may not be effective in mitigating risk and loss to us.

We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. As with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street. The Company's operational center is also located in Vancouver, Washington (both offices are leased). At March 31, 2018, the Bank had 10 offices located in Clark County, Washington (five of which are leased), one office in Cowlitz County, Washington, two offices in Klickitat County, Washington and one office in Skamania County, Washington. The Bank also has three offices in Multnomah County, Oregon, one leased office in Washington County, Oregon and one office in Marion County, Oregon. In addition, at March 31, 2018, the Trust Company had one office as part of the executive offices leased and one leased office in Clackamas County, Oregon.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2018, there were 22,570,179 shares of Company common stock issued and outstanding, 627 stockholders of record and an estimated 2,956 holders in nominee or "street name." Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OCC regulations require the Bank to give the OCC 30 days advance notice of any proposed declaration of dividends to the Company, and the OCC has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OCC imposes certain limitations on the payment of dividends from the Bank to the Company, which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank's conversion from the mutual stock form of organization. See Item 1. "Business-Regulation-Federal Regulation of Savings Institutions-Limitations on Capital Distributions." and Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol "RVSB". The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends for each quarter during the 2018 and 2017 fiscal years:

Fiscal Year Ended March 31, 2018	High	Low	Cash Dividends Declared

Quarter ended March 31, 2018	$9.68	$8.45	$0.0300
Quarter ended December 31, 2017	9.45	8.44	0.0300
Quarter ended September 30, 2017	8.48	6.64	0.0225
Quarter ended June 30, 2017	7.47	6.51	0.0225

Fiscal Year Ended March 31, 2017	High	Low	Cash Dividends Declared

Quarter ended March 31, 2017	$7.90	$6.87	$0.0200
Quarter ended December 31, 2016	7.61	5.23	0.0200
Quarter ended September 30, 2016	5.41	4.69	0.0200
Quarter ended June 30, 2016	4.89	4.30	0.0200

Stock Repurchase

The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion and are also contingent upon our overall financial condition, as well as general market conditions. The Company did not repurchase any shares of its common stock during the years ended March 31, 2018, 2017 or 2016.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

	3/31/13*	3/31/14	3/31/15	3/31/16	3/31/17	3/31/18

Riverview Bancorp, Inc.	100.00	129.75	170.45	161.02	278.27	367.82
S & P 500	100.00	121.86	137.37	139.82	163.83	186.75
NASDAQ Bank	100.00	132.67	134.75	135.98	193.45	214.70

*$100 invested on 3/31/13 in stock or index-including reinvestment of dividends.

Copyright © 2018, Standard & Poor's, a division of S&P Global. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.  Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2018, 2017, 2016, 2015 and 2014 and for the years then ended have been derived from the Company's audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" included in this Form 10-K.

	At March 31,
	2018	2017	2016	2015	2014
	(In thousands)
FINANCIAL CONDITION DATA:
Total assets	$1,151,535	$1,133,939	$921,229	$858,750	$824,521
Loans receivable, net	800,610	768,904	614,934	569,010	520,937
Loans held for sale	210	478	503	778	1,024
Investment securities available for sale	213,221	200,214	150,690	112,463	101,969
Investment securities held to maturity	42	64	75	86	101
Cash and cash equivalents	44,767	64,613	55,400	58,659	68,577
Deposits	995,691	980,058	779,803	720,850	690,066
Shareholders' equity	116,901	111,264	108,273	103,801	97,978

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
OPERATING DATA:
Interest and dividend income	$44,960	$35,627	$30,948	$28,626	$26,804
Interest expense	2,349	1,869	1,742	1,916	2,568
Net interest income	42,611	33,758	29,206	26,710	24,236
Recapture of loan losses	-	-	(1,150)	(1,800)	(3,700)
Net interest income after recapture of loan losses	42,611	33,758	30,356	28,510	27,936
Gains from sales of loans, securities and real estate owned	722	493	338	674	422
Other non-interest income	10,282	9,521	9,037	8,201	7,945
Non-interest expense	35,618	32,981	29,947	30,744	31,961
Income before income taxes	17,997	10,791	9,784	6,641	4,342
Provision (benefit) for income taxes	7,755	3,387	3,426	2,150	(15,081)
Net income	$10,242	$7,404	$6,358	$4,491	$19,423
Earnings per share:
Basic	$0.45	$0.33	$0.28	$0.20	$0.87
Diluted	0.45	0.33	0.28	0.20	0.87
Dividends per share	0.10500	0.08000	0.06500	0.01125	-

	At or For the Years Ended March 31,
	2018	2017	2016	2015	2014

KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	0.90%	0.76%	0.72%	0.54%	2.46%
Return on average equity	8.78	6.66	5.93	4.42	23.73
Dividend payout ratio (1)	23.33	24.24	23.21	5.63	-
Interest rate spread	3.99	3.72	3.60	3.52	3.29
Net interest margin	4.08	3.79	3.67	3.59	3.37
Non-interest expense to average assets	3.15	3.38	3.39	3.70	4.05
Efficiency ratio (2)	66.43	75.35	77.62	86.40	98.03
Average equity to average assets	10.30	11.39	12.14	12.23	10.37
Asset Quality Ratios:
Allowance for loan losses to total net loans at end of period	1.33	1.35	1.58	1.86	2.35
Allowance for loan losses to nonperforming loans	445.24	382.98	364.22	202.37	89.25
Net (recoveries) charge-offs to average outstanding loans during the period	(0.03)	(0.10)	(0.05)	-	(0.12)
Ratio of nonperforming assets to total assets	0.24	0.27	0.36	0.81	2.64
Ratio of nonperforming loans to total loans	0.30	0.35	0.43	0.92	2.64
Capital Ratios:
Total capital to risk-weighted assets	15.41	14.06	16.07	15.89	16.66
Tier 1 capital to risk-weighted assets	14.16	12.81	14.81	14.63	15.40
Common equity tier 1 capital to risk-weighted assets	14.16	12.81	14.81	14.63	N/A
Leverage ratio	10.26	10.21	11.18	10.89	10.71

(1)	Dividends per share divided by earnings per share
(2)	Non-interest expense divided by the sum of net interest income and non-interest income

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained in Item 8 of this Form 10-K and the other sections contained in this Form 10-K. This section contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Management uses these non-GAAP measures in its analysis of the Company's performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets. As a result of the enactment on December 21, 2017 of the Tax Act, which reduced the federal income tax rate for corporations from a maximum of 35% to 21%, the Company utilized a blended tax rate of 30.8% to calculate the tax equivalent adjustment for the fiscal year ended March 31, 2018. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of GAAP in the preparation of the Company's Consolidated Financial Statements. The Company has identified policies that due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of investment securities, the valuation of REO and foreclosed assets, goodwill valuation and the calculation of income taxes. These policies and the judgments, estimates and assumptions are described in greater detail in the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 of the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies," describes generally the Company's accounting policies. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Operating Strategy

Fiscal year 2018 marked the 95th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had previously been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2018, commercial and construction loans represented 87.1% of total loans. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and its core deposits by expanding its customer base throughout its primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives, such as the February 2017 MBank transaction.

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

Implementation of a Profit Improvement Plan ("PIP"). The Company has formed a committee comprised of several members of management and the Board of Directors to undertake several initiatives to reduce non-interest expense and continue its on-going efforts to identify cost saving opportunities throughout all aspects of the Company's operations. The PIP committee's mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment and other noninterest expenditures. As a result, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 66.4% at March 31, 2018.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add other products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $484.3 million and $425.9 million at March 31, 2018 and March 31, 2017, respectively. Beginning in November 2017, the Company began offering a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service. In December 2016, the Company switched its existing debit card holders from Visa® to MasterCard®. The change in debit card service providers increased interchange revenue and has provided cost savings to the Company.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers' needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers' cash management needs and compete effectively with banks of all sizes. Core branch deposits increased $22.7 million at March 31, 2018 compared to March 31, 2017, reflecting organic deposit growth.

Recruiting and Retaining Highly Competent Personnel with a Focus on Commercial Lending. The Company's ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with its customers. The goal is to compete with other financial service providers by relying on the strength of the Company's customer service and relationship banking approach. The Company believes that one of its strengths is that its employees are also shareholders through the Company's employee stock ownership ("ESOP") and 401(k) plans.

Comparison of Financial Condition at March 31, 2018 and 2017

Cash and cash equivalents, including interest-earning accounts, totaled $44.8 million at March 31, 2018 compared to $64.6 million at March 31, 2017. The decrease in cash balances was primarily the result of funding the increase in loans receivable and investment securities. The Company has deployed a portion of its excess cash balances into investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts based on its asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. At March 31, 2018, certificates of deposits held for investment totaled $6.0 million compared to $11.0 million at March 31, 2017.

Investment securities totaled $213.3 million and $200.3 million at March 31, 2018 and 2017, respectively. The increase was due to a decision by the Company to invest additional excess cash into higher yielding investment securities. During the year ended March 31, 2018, the Company purchased $47.5 million of investment securities. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At March 31, 2018, the Company determined that none of its investment securities required an OTTI charge. For additional information on the Company's investment securities, see Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans receivable, net, totaled $800.6 million at March 31, 2018, compared to $768.9 million at March 31, 2017, an increase of $31.7 million. The Company has had steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its loan portfolio.

Beginning in March 2017, the Company periodically began purchasing the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company's primary market area. These loans are purchased with servicing retained by the seller. At March 31, 2018, the Company's purchased SBA loan portfolio was $47.0 million compared to $5.6 million at March 31, 2017. During the year ended March 31, 2018, the Bank purchased $42.8 million of SBA loans, including premiums.

Goodwill was $27.1 million at March 31, 2018 and 2017. For the year ended March 31, 2018, the Company performed its annual goodwill impairment test during the third quarter ended December 31, 2017 and determined that no impairment of goodwill existed. For additional information on our goodwill impairment testing, see "Goodwill Valuation" included in this Item 7.

Deposits increased $15.6 million to $995.7 million at March 31, 2018 compared to $980.1 million at March 31, 2017. The increase is the result of continued organic deposit growth. The Company had no wholesale-brokered deposits at March 31, 2018 and 2017. Core branch deposits accounted for 98.3% of total deposits at March 31, 2018 compared to 97.6% at March 31, 2017. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' equity increased $5.6 million to $116.9 million at March 31, 2018 from $111.3 million at March 31, 2017. The increase was mainly attributable to net income of $10.2 million. The increase was partially offset by cash dividends declared of $2.4 million and an increase in other comprehensive loss related to unrealized holding loss on securities available for sale, of $3.1 million for the year ended March 31, 2018.

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

Certain loans included in the loan portfolio were deemed impaired at March 31, 2018. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or by estimating the present value of expected future cash flows, discounted at the loan's effective interest rate.

In addition, REO is classified as Level 3 in the fair value hierarchy, if applicable. Management generally determines fair value based on a number of factors, including third-party appraisals of fair value less estimated costs to sell. The valuation of REO is subject to significant external and internal judgment, and the eventual outcomes may differ from those estimates.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Comparison of Operating Results for the Years Ended March 31, 2018 and 2017

Net Income. Net income was $10.2 million, or $0.45 per diluted share, for the year ended March 31, 2018, compared to $7.4 million, or $0.33 per diluted share, for the year ended March 31, 2017. The earnings for the year ended March 31, 2018 improved due to an increase in net interest income and non-interest income, which was partially offset by an increase in non-interest expense primarily as a result of the MBank transaction. In addition, net income for the year ended March 31, 2018 was negatively affected due to the impact of the federal corporate income tax rate change included in the Tax Act, which resulted in a $1.6 million net increase to the Company's provision for income taxes. This one-time charge to the provision for income taxes was due to the Company revaluing its deferred tax assets and liabilities based upon the lower enacted federal corporate income tax rate at which the Company expects to recognize the benefit and was offset by the benefit resulting from the use of an overall lower blended federal corporate income tax rate.

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

Net interest income for fiscal year 2018 increased $8.9 million, or 26.2%, to $42.6 million compared to $33.8 million in fiscal year 2017. The net interest margin for the fiscal year ended March 31, 2018 was 4.08% compared to 3.79% for the prior fiscal year. This increase in the net interest margin was primarily the result of the increase in the average balance of loans receivable as a result of organic loan growth, purchased guaranteed portions of SBA loans and acquired loans as part of the MBank transaction. In addition, the increase in net interest margin was also attributable to the increase in investment securities.

Interest and Dividend Income. Interest and dividend income increased to $45.0 million for the fiscal year ended March 31, 2018 from $35.6 million for the fiscal year ended March 31, 2017 due primarily to increases in interest from loans receivable and investment securities of $8.1 million and $1.2 million, respectively. These increases were primarily due to higher average balances for both loans receivable and investment securities as compared to the prior fiscal year.

The average balance of net loans increased $126.1 million to $789.2 million for the fiscal year ended March 31, 2018 from $663.1 million for the prior fiscal year. The average yield on net loans was 5.03% for the year ended March 31, 2018 compared to 4.77% for the prior fiscal year. The average balance of investment securities increased $38.9 million to $214.7 million for the year ended March 31, 2018 compared to $175.9 million for the year ended March 31, 2017.

Interest Expense. Interest expense for the fiscal year ended March 31, 2018 totaled $2.3 million, a $480,000 or 25.7% increase from $1.9 million for the fiscal year ended March 31, 2017. The increase in interest expense was primarily the result of an increase in interest expense related to variable rate subordinated debentures, which repriced quarterly based on the three-month LIBOR, and to a lesser extent, an increase in the average balance of interest-bearing deposits due primarily to the MBank transaction. The weighted average interest rate on other interest-bearing liabilities increased to 3.85% for the fiscal year ended March 31, 2018 compared to 2.76% for the prior fiscal year. The average balance of interest-bearing deposits increased $85.0 million to $714.0 million for the fiscal year ended March 31, 2018 compared to $628.9 million for the fiscal year ended March 31, 2017. The weighted average interest rate on interest-bearing deposits decreased to 0.17% for fiscal year ended March 31, 2018 from 0.18% for the prior fiscal year.

Provision for Loan Losses. There was no provision for or recapture of loan losses for the fiscal years 2018 and 2017 as a result of adequate reserves already in place and net recoveries, as well as the stabilization in the level of delinquent, nonperforming and classified loans, and the stabilization of real estate values in our market areas.

In accordance with GAAP, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. At March 31, 2018, the Company had an allowance for loan losses of $10.8 million, or 1.33% of total loans, compared to $10.5 million, or 1.35% at March 31, 2017.

Net recoveries for the years ended March 31, 2018 and 2017 were $238,000 and $643,000, respectively. Net recoveries to average net loans for the years ended March 31, 2018 and 2017 were (0.03)% and (0.10)%, respectively. Nonperforming loans at March 31, 2018 and 2017 were $2.4 million and $2.7 million, respectively. The allowance as a percentage of nonperforming loans increased to 445.24% at March 31, 2018 compared to 382.98% at March 31, 2017.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2018, the Company had identified $7.7 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $6.6 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying amount of the loan, which in some cases is the result of previous loan charge-offs. The remaining $1.1 million have specific valuation allowances totaling $69,000. Charge-offs on these impaired loans totaled $83,000 from their original loan balances. Based on a comprehensive analysis, management deemed the allowance for loan losses of $10.8 million at March 31, 2018 adequate to cover probable losses inherent in the loan portfolio. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income. Non-interest income increased $1.0 million to $11.0 million for the year ended March 31, 2018 from $10.0 million for fiscal year 2017. The increase in non-interest income was primarily due to the increase in fees and service charges and asset management fees of $602,000 and $460,000, respectively. Other non-interest income for the year ended March 31, 2017 included a $240,000 OTTI charge related to a collateralized debt obligation security which was not present for the year ended March 31, 2018.

Non-Interest Expense. Non-interest expense increased $2.6 million to $35.6 million for fiscal year ended March 31, 2018 compared to $33.0 million for the fiscal year ended March 31, 2017. Salaries and employee benefits increased $2.4 million for the year ended March 31, 2018 compared to the prior fiscal year partially due to the reorganization of various departments due to retirements and also due to additional staffing as a result of the MBank transaction. Occupancy and depreciation, amortization of CDI and data processing expense increased $635,000, $205,000 and $202,000, respectively, for the year ended March 31, 2018 compared to the prior fiscal year primarily due to the MBank transaction. The Company incurred an entire year of increased cost in the fiscal year 2018 due to the MBank transaction, compared to incurring approximately two months of related cost in the fiscal year 2017. Offsetting these increases was a decrease in professional fees of $447,000 for the fiscal year 2018 compared to the fiscal year 2017, primarily due to $653,000 in professional fees incurred in the fiscal year 2017 related to the MBank transaction. In addition, non-interest expense for fiscal year 2017 included litigation settlement costs related to an REO property of $500,000 which was not present for the year ended March 31, 2018.

Income Taxes. The provision for income taxes was $7.8 million and $3.4 million for the fiscal years ended March 31, 2018 and 2017, respectively. The effective tax rate was 43.1% for the year ended March 31, 2018 compared to 31.4% for the year ended March 31, 2017. At March 31, 2018, the Company had a deferred tax asset of $4.8 million. The provision for income taxes and the effective tax rate was higher for the fiscal year 2018 compared to the fiscal year 2017 primarily due to a net charge to the provision for income taxes of $1.6 million. This one-time charge to the provision for income taxes was the result of the enactment of the Tax Act, which required the Company to revalue its deferred tax assets and liabilities based upon the lower enacted federal corporate income tax rate at which the Company expects to recognize the benefit and was offset by the benefit resulting from the use of an overall lower blended federal corporate income tax rate. As a result of the Tax Act, the Company utilized a blended tax rate of 30.8% for the fiscal year 2018. As of March 31, 2018, management deemed that a deferred tax asset valuation allowance related to the Company's deferred tax asset was not necessary. See Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of the Company's income taxes.

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

Interest and Dividend Income. Interest and dividend income increased to $35.6 million for the fiscal year ended March 31, 2017 from $30.9 million for the fiscal year ended March 31, 2016 due primarily to increases in interest from loans receivable and investment securities of $3.8 million and $866,000, respectively. These increases were primarily due to higher average balances for both loans receivable and investment securities as compared to the prior fiscal year.

The average balance of net loans increased $69.7 million to $663.1 million for the fiscal year ended March 31, 2017 from $593.4 million for the prior fiscal year. The average yield on net loans was 4.77% for the year ended March 31, 2017 compared to 4.68% for the prior fiscal year. The average balance of investment securities increased $41.4 million to $175.9 million for the year ended March 31, 2017 compared to $134.4 million for the year ended March 31, 2016.

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

In accordance with GAAP, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. At March 31, 2017, the Company had an allowance for loan losses of $10.5 million, or 1.35% of total loans, compared to $9.9 million, or 1.58% at March 31, 2016. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Net recoveries for the years ended March 31, 2017 and 2016 were $643,000 and $273,000, respectively. Net recoveries to average net loans for the years ended March 31, 2017 and 2016 were (0.10)% and (0.05)%, respectively. Nonperforming loans remained at $2.7 million at both March 31, 2017 and 2016. The allowance as a percentage of nonperforming loans increased to 382.98% at March 31, 2017 compared to 364.22% at March 31, 2016.

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

Non-Interest Expense. Non-interest expense increased $3.0 million to $33.0 million for fiscal year ended March 31, 2017 compared to $29.9 million for fiscal year ended March 31, 2016. Salaries and employee benefits increased $1.7 million for the year ended March 31, 2017 compared to the prior fiscal year partially due to additional staffing as a result of the MBank transaction. Professional fees increased $724,000 for the year ended March 31, 2017 primarily due to $653,000 in professional fees incurred related to the MBank transaction. Data processing expense increased $336,000 for the year ended March 31, 2017 compared to the prior fiscal year reflecting additional costs required to operate an additional core banking system as well as costs for conversion and integration of the two core banking systems associated with the MBank transaction. Litigation settlement costs related to an REO property increased $400,000 for the year ended March 31, 2017 compared to the prior fiscal year as the litigation was concluded in fiscal year 2017. In addition, advertising and marketing expense increased $85,000 for the year ended March 31, 2017 compared to the prior fiscal year. Offsetting these increases was a decrease in REO expenses (which include operating costs and write-downs on property) of $513,000 for fiscal year 2017 compared to fiscal year 2016. This decrease was primarily due to the decrease in REO balances as well as the stabilization of real estate values in the Company's market area. In addition, the Company's FDIC insurance premiums also decreased $144,000 compared to the prior fiscal year reflecting a decrease in the Bank's FDIC assessment rates.

Income Taxes. The provision for income taxes was $3.4 million for the fiscal years ended March 31, 2017 and 2016. The effective tax rate was 31.4% for the year ended March 31, 2017 compared to 34.8% for the year ended March 31, 2016. As of March 31, 2017, management deemed that a deferred tax asset valuation allowance related to the Company's deferred tax asset was not necessary. At March 31, 2017, the Company had a deferred tax asset of $7.6 million which included $1.1 million for federal and state net operating loss carryforwards. See Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of the Company's income taxes.

Average Balance Sheet. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Non-accruing loans were included in the average loan amounts outstanding. Loan fees, net, of $1.4 million, $1.3 million and $980,000 were included in interest income for the years ended March 31, 2018, 2017 and 2016, respectively.

	Years Ended March 31,
	2018			2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$629,153	$31,914	5.07%	$547,609	$26,609	4.86%	$463,023	$22,120	4.78%
Non-mortgage loans	160,051	7,745	4.84	115,460	5,000	4.33	130,392	5,675	4.35
Total net loans (1)	789,204	39,659	5.03	663,069	31,609	4.77	593,415	27,795	4.68

Investment securities (2)	214,723	4,786	2.23	175,862	3,589	2.04	134,449	2,709	2.01
Daily interest-earning assets	104	-	-	238	-	-	735	-	-
Other earning assets	40,876	558	1.37	51,547	443	0.86	67,276	444	0.66
Total interest-earning assets	1,044,907	45,003	4.31	890,716	35,641	4.00	795,875	30,948	3.89

Non-interest-earning assets:
Office properties and equipment, net	15,888			14,435			15,019
Other non-interest-earning assets	71,648			70,906			71,361
Total assets	$1,132,443			$976,057			$882,255

Interest-bearing liabilities:
Savings accounts	$132,376	$133	0.10%	$106,324	$110	0.10%	$84,485	$85	0.10%
Interest checking accounts	170,124	100	0.06	151,801	98	0.06	127,161	99	0.08
Money market accounts	275,092	335	0.12	252,040	309	0.12	231,873	272	0.12
Certificates of deposit	136,370	640	0.47	118,769	634	0.53	129,427	717	0.55
Total interest-bearing deposits	713,962	1,208	0.17	628,934	1,151	0.18	572,946	1,173	0.20

Other interest-bearing liabilities	29,668	1,141	3.85	25,977	718	2.76	25,061	569	2.27
Total interest-bearing liabilities	743,630	2,349	0.32	654,911	1,869	0.28	598,007	1,742	0.29

Non-interest-bearing liabilities:
Non-interest-bearing deposits	264,128			202,376			170,612
Other liabilities	8,016			7,560			6,503
Total liabilities	1,015,774			864,847			775,122
Shareholders' equity	116,669			111,210			107,133
Total liabilities and shareholders' equity	$1,132,443			$976,057			$882,255

Net interest income		$42,654			$33,772			$29,206

Interest rate spread			3.99%			3.72%			3.60%

Net interest margin			4.08%			3.79%			3.67%

Ratio of average interest-earning assets to average interest-bearing liabilities			140.51%			136.01%			133.09%

Tax-Equivalent Adjustment (3)		$43			$14			$-

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

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017, and the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume). Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands). The changes noted in the table below include tax equivalent adjustments, and as a result, will not agree to the amounts reflected on the Company's consolidated statements of income for the categories that have been adjusted to reflect tax equivalent income.

	Year Ended March 31,
	2018 vs. 2017			2017 vs. 2016

	Increase (Decrease) Due to			Increase (Decrease) Due to
						Total
			Total			Increase
	Volume	Rate	Increase	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$4,112	$1,193	$5,305	$4,113	$376	$4,489
Non-mortgage loans	2,103	642	2,745	(649)	(26)	(675)
Investment securities (1)	842	355	1,197	840	40	880
Other earning assets	(107)	222	115	(118)	117	(1)
Total interest income	6,950	2,412	9,362	4,186	507	4,693

Interest Expense:
Savings accounts	23	-	23	25	-	25
Interest checking accounts	2	-	2	22	(23)	(1)
Money market accounts	26	-	26	37	-	37
Certificates of deposit	84	(78)	6	(58)	(25)	(83)
Other interest-bearing liabilities	112	311	423	22	127	149
Total interest expense	247	233	480	48	79	127
Net interest income	$6,703	$2,179	$8,882	$4,138	$428	$4,566

(1) Interest on municipal securities is presented on a fully tax-equivalent basis.

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

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed-rate loans held in the loan portfolio diminish in value. However, the value of the servicing loan portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed-rate loan portfolio. See "Item 1.  Business – Lending Activities – Mortgage Loan Servicing."

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $477.1 million or 58.80% of total loans at March 31, 2018 as compared to $490.6 million or 62.95% at March 31, 2017. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed-rate loans. See Item 1. "Business - Lending Activities – Real Estate Construction " and "- Lending Activities - Consumer Lending."

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2018, the combined investment portfolio carried at $213.3 million had an average life of 4.9 years. Adjustable rate mortgage-backed securities totaled $17.8 million at March 31, 2018 compared to $10.2 million at March 31, 2017. See Item 1. "Business – Investment Activities."

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the year ended March 31, 2018, the Bank used its sources of funds primarily to fund loan commitments and purchase additional investment securities. At March 31, 2018, cash and available for sale investments totaled $264.0 million, or 22.9% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At March 31, 2018, the Bank had no advances from the FRB and had a borrowing capacity of $57.4 million from the FRB, subject to sufficient collateral. At March 31, 2018, there were no advances from the FHLB and the Bank had an available borrowing capacity of $279.0 million, subject to sufficient collateral and stock investment. At March 31, 2018, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2018 and 2017, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $23.6 million, or 2.4% of total deposits, and $24.3 million, or 2.5% of total deposits, at March 31, 2018 and 2017, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At March 31, 2018, the Company had no deposits through this listing service. At March 31, 2017, the Company had $7.0 million of deposits through this listing service which were assumed in the MBank transaction. Although the Company did not originate any internet based deposits during the year ended March 31, 2018, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank's funding sources gives the Bank available liquidity of $767.4 million, or 66.6% of total assets at March 31, 2018.

At March 31, 2018, the Company had total commitments of $190.5 million, which includes commitments to extend credit of $35.1 million, unused lines of credit totaling $81.0 million, undisbursed construction loans totaling $72.0 million, and standby letters of credit totaling $2.4 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2018 totaled $88.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $67.6 million at March 31, 2018.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2018, Riverview Bancorp, Inc. had $6.5 million in cash to meet liquidity needs.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Contractual Obligations

The following table shows the contractual obligations by expected period. Further discussion of commitments is included in Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

At March 31, 2018, scheduled maturities of certificates of deposit, future operating minimum lease commitments, capital lease obligations and subordinated debentures were as follows (in thousands):

	Within 1 Year	Over 1 - 3 Years	Over 3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$88,915	$25,191	$5,209	$3,829	$123,144
Operating leases	1,639	2,358	1,203	1,989	7,189
Capital lease	28	74	100	2,229	2,431
Junior subordinates debentures	-	-	-	27,836	27,836
Total other contractual obligations	$90,582	$27,623	$6,512	$35,883	$160,600

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

At March 31, 2018, the Company had commercial loan commitments of $1.8 million and undisbursed commercial lines of credit of $48.8 million. Commercial real estate mortgage loan commitments totaled $2.7 million and the undisbursed balance of commercial real estate mortgage loans was $11.1 million at March 31, 2018. At March 31, 2018, construction loan commitments totaled $23.8 million and undisbursed construction loans totaled $72.0 million. Unused lines of credit secured by land development loans totaled $2.8 million. Unused lines of credit secured by multi-family loans totaled $394,000. Real estate one-to-four family loan commitments totaled $6.6 million and unused lines of credit secured by real estate one-to-four family loans totaled $16.7 million at March 31, 2018. Other installment loan commitments totaled $220,000 and unused lines of credit on other installment loans totaled $1.2 million at March 31, 2018. At March 31, 2018, the Company had standby letters of credit totaling $2.4 million. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with Note 18 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Our Asset/Liability Management Committee ("ALCO") is responsible for monitoring and reviewing asset/liability processes and interest rate risk exposure to determine the level of risk appropriate given our operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage our interest rate risk consistent with regulatory guidelines and policies approved by the Board of Directors. Through such management, we seek to reduce the vulnerability of our earnings and capital position to changes in the level of interest rates. Our actions in this regard are taken under the guidance of the ALCO, which is comprised of members of our senior management. The ALCO closely monitors our interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources to maximize earnings within acceptable risk tolerances.

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

The Company's principal financial objective is to achieve long-term profitability while limiting its exposure to fluctuating market interest rates. The Company intends to reduce risk where appropriate but accepts a degree of risk when warranted by economic circumstances. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets by retaining in its loan portfolio, short–term loans and loans with interest rates subject to periodic adjustments.

Consumer and commercial loans are originated and held in the loan portfolio as the short-term nature of these portfolio loans match durations more closely with the short-term nature of retail deposits such as interest checking, money market accounts and savings accounts. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with longer terms to maturity. Except for immediate short-term cash needs, and depending on the current interest rate environment, FHLB advances will have short or long-term maturities. FRB borrowings have short-term maturities. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

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

The following table shows the approximate percentage change in net interest income as of March 31, 2018 over a 12 and 24-month period under several rate scenarios:
Change in interest rates (1)	Percent change in net interest income (12 months)	Percent change in net interest income (24 months)

Up 300 basis points	(2.5)%	7.5%
Up 200 basis points	(1.6)%	6.1%
Up 100 basis points	(0.6)%	5.2%
Base case	-	3.2%
Down 100 basis points	(1.6)%	(2.9)%

(1) The target federal funds rate as of March 31, 2018 was 1.75%. No rates in this model are allowed to go below zero and therefore a down 200 and 300 basis point scenario would not be plausible.

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2018. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments (dollars in thousands).

	Average Rate	Within 1 Year	After 1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:

Loans receivable	4.67%	$67,571	$42,915	$59,467	$434,380	$207,043	$811,376
Investments securities and other
interest-earning assets	2.14	65,097	16,461	64,706	101,867	1,151	249,282
FHLB stock	1.35	271	541	541	-	-	1,353
Total assets		$132,939	$59,917	$124,714	$536,247	$208,194	$1,062,011

Interest-Sensitive Liabilities:

Interest checking	0.06	$38,597	$77,196	$77,196	$-	$-	$192,989
Savings accounts	0.10	26,985	53,973	53,973	-	-	134,931
Money market accounts	0.12	53,131	106,265	106,265	-	-	265,661
Certificate accounts	0.54	88,915	25,191	5,209	3,829	-	123,144
Subordinated debentures	3.75	-	-	-	-	27,836	27,836
Obligations under capital lease	7.16	28	74	100	394	1,835	2,431
Total liabilities		207,656	262,699	242,743	4,223	29,671	746,992
Interest sensitivity gap		(74,717)	(202,782)	(118,029)	532,024	178,523	$315,019
Cumulative interest sensitivity gap		$(74,717)	$(277,499)	$(395,528)	$136,496	$315,019
Off-Balance Sheet Items:

Commitments to extend credit		$35,054	$-	$-	$-	$-	$35,054
Unused lines of credit		$152,982	$-	$-	$-	$-	$152,982

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Financial Statements for the Years Ended March 31, 2018, 2017 and 2016
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
 Riverview Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary (collectively, "the Company") as of March 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively referred to as "the financial statements"). We have also audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America (U.S.). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

We have served as the Company's auditor since 2015.

Lake Oswego, Oregon
June 13, 2018

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND 2017

(In thousands, except share and per share data)	2018	2017
ASSETS
Cash and cash equivalents (including interest-earning accounts of $30,052 and $46,245)	$44,767	$64,613
Certificates of deposit held for investment	5,967	11,042
Loans held for sale	210	478
Investment securities:
Available for sale, at estimated fair value	213,221	200,214
Held to maturity, at amortized cost (estimated fair value of $43 and $66)	42	64
Loans receivable (net of allowance for loan losses of $10,766 and $10,528)	800,610	768,904
Real estate owned ("REO")	298	298
Prepaid expenses and other assets	3,870	3,815
Accrued interest receivable	3,477	2,941
Federal Home Loan Bank stock, at cost	1,353	1,181
Premises and equipment, net	15,783	16,232
Deferred income taxes, net	4,813	7,610
Mortgage servicing rights, net	388	398
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	1,103	1,335
Bank owned life insurance ("BOLI")	28,557	27,738
TOTAL ASSETS	$1,151,535	$1,133,939
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$995,691	$980,058
Accrued expenses and other liabilities	9,391	13,080
Advance payments by borrowers for taxes and insurance	637	693
Junior subordinated debentures	26,484	26,390
Capital lease obligation	2,431	2,454
Total liabilities	1,034,634	1,022,675
COMMITMENTS AND CONTINGENCIES (See Note 18)
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
March 31, 2018 – 22,570,179 issued and outstanding	226	225
March 31, 2017 – 22,510,890 issued and outstanding
Additional paid-in capital	64,871	64,468
Retained earnings	56,552	48,335
Unearned shares issued to employee stock ownership plan ("ESOP")	-	(77)
Accumulated other comprehensive loss	(4,748)	(1,687)
Total shareholders' equity	116,901	111,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,151,535	$1,133,939

  See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2018, 2017 AND 2016

(In thousands, except share and per share data)	2018	2017	2016
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$39,659	$31,609	$27,795
Interest on investment securities – taxable	4,648	3,550	2,709
Interest on investment securities – nontaxable	95	25	-
Other interest and dividends	558	443	444
Total interest and dividend income	44,960	35,627	30,948
INTEREST EXPENSE:
Interest on deposits	1,208	1,151	1,173
Interest on borrowings	1,141	718	569
Total interest expense	2,349	1,869	1,742
Net interest income	42,611	33,758	29,206
Recapture of loan losses	-	-	(1,150)
Net interest income after recapture of loan losses	42,611	33,758	30,356
NON-INTEREST INCOME:
Fees and service charges	5,779	5,177	4,846
Asset management fees	3,448	2,988	3,212
Net gains on sales of loans held for sale	641	656	525
BOLI	819	760	770
Other, net	317	433	22
Total non-interest income, net	11,004	10,014	9,375
NON-INTEREST EXPENSE:
Salaries and employee benefits	21,743	19,356	17,694
Occupancy and depreciation	5,454	4,819	4,727
Data processing	2,313	2,111	1,775
Amortization of CDI	232	27	2
Advertising and marketing	747	754	669
FDIC insurance premium	476	356	500
State and local taxes	605	609	510
Telecommunications	417	317	292
Professional fees	1,181	1,628	904
REO	12	54	567
Litigation settlement	-	500	100
Other	2,438	2,450	2,207
Total non-interest expense	35,618	32,981	29,947
INCOME BEFORE INCOME TAXES	17,997	10,791	9,784
PROVISION FOR INCOME TAXES	7,755	3,387	3,426
NET INCOME	$10,242	$7,404	$6,358

Earnings per common share:
Basic	$0.45	$0.33	$0.28
Diluted	0.45	0.33	0.28
Weighted average number of shares outstanding:
Basic	22,531,480	22,478,306	22,450,252
Diluted	22,618,330	22,548,340	22,494,151

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2018, 2017 AND 2016

(In thousands)	2018	2017	2016

Net income	$10,242	$7,404	$6,358

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities arising
during the period, net of tax of $871, $1,581 and ($203), respectively	(2,719)	(2,872)	321

Reclassification adjustment for other than temporary impairment ("OTTI") of available for
sale investment security included in income, net of tax of $0, ($85) and $0, respectively	-	155	-

Reclassification adjustment of net gain from sale of available for sale investment
securities included in income, net of tax of $0, $29 and $0, respectively	-	(53)	-
Total other comprehensive income (loss), net	(2,719)	(2,770)	321

Noncontrolling interest	-	-	47
Total comprehensive income	$7,523	$4,634	$6,726

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED MARCH 31, 2018, 2017 AND 2016

	Common Stock
(In thousands, except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to ESOP	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total

Balance April 1, 2015	22,489,890	$225	$65,268	$37,830	$(284)	$762	$536	$104,337

Net income	-	-	-	6,358	-	-	-	6,358
Purchase of subsidiary shares from noncontrolling interest	-	-	(919)	-	-	-	(583)	(1,502)
Cash dividend on common stock ($0.065 per share)	-	-	-	(1,460)	-	-	-	(1,460)
Exercise of stock options	18,000	-	62	-	-	-	-	62
Earned ESOP shares	-	-	7	-	103	-	-	110
Other comprehensive income, net	-	-	-	-	-	321	-	321
Noncontrolling interest	-	-	-	-	-	-	47	47

Balance March 31, 2016	22,507,890	225	64,418	42,728	(181)	1,083	-	108,273

Net income	-	-	-	7,404	-	-	-	7,404
Cash dividend on common stock ($0.08 per share)	-	-	-	(1,797)	-	-	-	(1,797)
Exercise of stock options	3,000	-	11	-	-	-	-	11
Earned ESOP shares	-	-	39	-	104	-	-	143
Other comprehensive loss, net	-	-	-	-	-	(2,770)	-	(2,770)

Balance March 31, 2017	22,510,890	225	64,468	48,335	(77)	(1,687)	-	111,264

Net income	-	-	-	10,242	-	-	-	10,242
Cash dividend on common stock ($0.105 per share)	-	-	-	(2,367)	-	-	-	(2,367)
Exercise of stock options	59,289	1	244	-	-	-	-	245
Stock-based compensation expense	-	-	88	-	-	-	-	88
Reclassification of certain stranded income tax effects as a result of change in federal corporate income tax rate (see Note 1)	-	-	-	342	-	(342)	-	-
Earned ESOP shares	-	-	71	-	77	-	-	148
Other comprehensive loss, net	-	-	-	-	-	(2,719)	-	(2,719)

Balance March 31, 2018	22,570,179	$226	$64,871	$56,552	$-	$(4,748)	$-	$116,901

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2018, 2017 AND 2016

(In thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,242	$7,404	$6,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,917	2,746	2,597
Purchased loans amortization (accretion), net	(277)	441	697
Recapture of loan losses	-	-	(1,150)
Provision for deferred income taxes	3,668	3,103	3,175
Expense related to ESOP	148	143	110
Stock-based compensation expense	88	-	-
Increase in deferred loan origination fees, net of amortization	498	543	585
Origination of loans held for sale	(20,502)	(21,032)	(15,768)
Proceeds from sales of loans held for sale	21,204	21,477	16,398
Writedown of REO	-	30	369
Loss on impairment of investment security	-	240	-
Net gains on loans held for sale, sales and transfer of REO, sales of investment securities and sales of premises and equipment	(725)	(731)	(321)
Income from BOLI	(819)	(760)	(770)
BOLI death benefit in excess of cash surrender value	-	(423)	-
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(212)	(369)	(239)
Accrued interest receivable	(536)	(291)	(245)
Accrued expenses and other liabilities	(3,755)	5,538	(718)
Net cash provided by operating activities	11,939	18,059	11,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	11,156	(37,103)	(30,686)
Purchases of loans receivable	(43,016)	(5,746)	(15,618)
Principal repayments on investment securities available for sale	28,569	29,782	21,860
Purchases of investment securities available for sale	(47,494)	(92,418)	(60,679)
Proceeds from calls, maturities, and sales of investment securities available for sale	950	7,261	-
Principal repayments on investment securities held to maturity	22	11	11
Purchases of premises and equipment and capitalized software	(753)	(598)	(366)
Redemption of certificates of deposit held for investment, net	5,075	5,727	9,200
(Purchase) redemption of Federal Home Loan Bank stock, net	(172)	(121)	4,864
Cash acquired, net of cash consideration paid in business combination	-	15,116	-
Proceeds from death benefit on BOLI	-	1,236	-
Proceeds from sales of REO and premises and equipment	81	262	753
Net cash used in investing activities	(45,582)	(76,591)	(70,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	15,771	69,470	58,953
Purchase of subsidiary shares from noncontrolling interest	-	-	(1,502)
Dividends paid	(2,140)	(1,799)	(1,261)
Proceeds from borrowings	55,980	23,200	4,100
Repayment of borrowings	(55,980)	(23,200)	(4,100)
Net increase (decrease) in advance payments by borrowers	(56)	84	114
Principal payments under capital lease obligation	(23)	(21)	(42)
Proceeds from exercise of stock options	245	11	62
Net cash provided by financing activities	13,797	67,745	56,324

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,846)	9,213	(3,259)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	64,613	55,400	58,659
CASH AND CASH EQUIVALENTS, END OF YEAR	$44,767	$64,613	$55,400
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,176	$1,655	$1,570
Income taxes	3,280	285	239
NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$677	$450	$452
Transfer of loans to REO	-	-	298
Adjustment to capital lease obligation and premises and equipment due to lease modification	-	-	241
Other comprehensive income (loss)	(3,590)	(4,295)	524
Income tax effect related to other comprehensive income (loss)	871	1,525	(203)
Business combinations (See Note 3)
Fair value of assets acquired	-	(145,386)	-
Fair value of liabilities assumed	-	134,810	-
See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2018, 2017 and 2016

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

At March 31, 2018, the Trust Company had 2,500 Trust Company stock options outstanding which had been granted to the President and Chief Executive Officer of the Trust Company. During the year ended March 31, 2018, the Trust Company incurred $88,000 of stock-based compensation expense related to these options. None of the Trust Company stock options were exercised during the year ended March 31, 2018.

On February 17, 2017, Riverview Bancorp, Inc. and the Bank completed a purchase and assumption transaction in which the Bank purchased certain assets and assumed certain liabilities of MBank, the wholly-owned subsidiary of Merchants Bancorp (the "MBank transaction"). In addition, as part of the MBank transaction, Riverview Bancorp, Inc. assumed the obligations of Merchant Bancorp's trust preferred securities. The MBank transaction was accounted for as a business combination pursuant to accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"). The results of operations of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of and for the periods since the acquisition date. See Note 3 for additional discussion.

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

Certificates of Deposit Held for Investment – Certificates of deposit held for investment include amounts invested with financial institutions at a stated interest rate and maturity date. Early withdrawal penalties apply; however, the Company plans to hold these investments to maturity.

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

Investment Securities – Investment securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investment securities held to maturity are carried at amortized cost. Unrealized losses on investment securities held to maturity due to fluctuations in fair value are recognized when it is determined that a credit-related other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near-term are classified as trading securities. Investment securities that the Company intends to hold for an indefinite period, but not necessarily to maturity, are classified as available for sale. Such securities may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates and similar factors. Investment securities available for sale are reported at estimated fair value. Unrealized gains and losses on investment securities available for sale, net of the related deferred tax effect, are included in total comprehensive income and are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on sales of investment securities available for sale, determined using the specific identification method, are included in earnings on the trade date. Amortization of premiums and accretion of discounts are recognized in interest income over the period to contractual maturity or expected call, if sooner.

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

Loans Receivable – Loans are stated at the amount of unpaid principal, reduced by net deferred loan origination fees and an allowance for loan losses. Interest on loans is accrued daily based on the principal amount outstanding.

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

Acquired Loans – Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an allowance for loan losses. The Company has no PCI loans as of March 31, 2018 and 2017.

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

The general component covers non-impaired loans based on the Company's risk rating system and historical loss experience adjusted for qualitative factors. The Company calculates its historical loss rates using the average of the last four quarterly 24-month periods. The Company calculates and applies its historical loss rates by individual loan types in its loan portfolio. These historical loss rates are adjusted for qualitative and environmental factors.

An unallocated component is maintained to cover uncertainties that the Company believes have resulted in incurred losses that have not yet been allocated to specific elements of the general and specific components of the allowance for loan losses. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current loan portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company as of the date of the filing of the consolidated financial statements.

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

In accordance with the Company's policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payments in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months are charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale of the underlying collateral would result in full repayment of the outstanding loan balance. Once any other potential sources of repayment are exhausted, the impaired portion of the loan is charged-off. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is promptly charged off.

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

Real Estate Owned ("REO") – REO consists of properties acquired through foreclosure and is initially recorded at the estimated fair value of the properties, less estimated costs of disposal. At the time of foreclosure, specific charge-offs are taken against the allowance for loan losses based upon a detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Subsequently, the Company performs an evaluation of the properties and records a valuation allowance with an offsetting charge to REO expenses for any declines in value. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. The amounts the Company will ultimately recover and record in the accompanying consolidated financial statements from the disposition of REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for the sale of the property. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Des Moines ("FHLB"), is required to maintain a minimum investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances. The Company's investment in FHLB stock is carried at cost, which approximates fair value. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption value is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company evaluated its investment in FHLB stock for OTTI, consistent with its accounting policy. Based on the Company's evaluation, the Company determined there is not any OTTI on its FHLB stock at March 31, 2018.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the estimated term of the related lease or the estimated useful life of the improvements, whichever is less. Depreciation is generally computed on the straight-line method over the following estimated useful lives: buildings and improvements – up to 45 years; furniture and equipment – three to twenty years; and leasehold improvements – fifteen to twenty-five years, or estimated lease term if shorter. Gains or losses on dispositions are reflected in earnings. The cost of maintenance and repairs is charged to expense as incurred. Assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines impairment exists the asset is reduced by an offsetting charge to expense.

The Company's capitalized lease, net of accumulated amortization is included in premises and equipment. The capitalized lease is amortized on a straight-line basis over the lease term and the amortization is included in depreciation and amortization expense.

MSRs – The Company services certain loans that it has originated and sold to the Federal Home Loan Mortgage Corporation ("FHLMC"). Loan servicing includes collecting payments; remitting funds to investors, insurance companies and tax authorities; collecting delinquent payments; and foreclosing on properties when necessary. Fees earned for servicing loans for the FHLMC are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred. In addition, the Company has recorded MSRs, which represent the rights to service loans.

The Company records its originated MSRs at fair value in accordance with GAAP, which requires the Company to allocate the total cost of all mortgage loans sold between the MSRs and the loans (without the MSRs) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including the coupon interest rate and the contractual maturity of the mortgage. An estimated fair value of MSRs is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing loan portfolio based on various factors, such as servicing costs, servicing income, expected prepayment speeds, discount rate, loan maturity and interest rate. Market sources are used to determine prepayment speeds, ancillary income, servicing cost and pre-tax required yield. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. The Company is amortizing the MSRs in proportion to and over the period of estimated net servicing income.

MSRs are reviewed quarterly for impairment based on their estimated fair value. The estimated fair value of the MSRs, for the purposes of impairment, is measured using the methods described above. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income.

Business Combinations, CDI and Goodwill – GAAP requires the total purchase price in a business combination to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets. Subsequent adjustments to the initial allocation of the purchase price may be made related to fair value estimates for which all relevant information has not been obtained, known, or discovered relating to the acquired entity during the allocation period (which is the period of time required to identify and measure the estimated fair values of the assets acquired and liabilities assumed in a business combination). The allocation period is generally limited to one year following consummation of a business combination.

CDI represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. The Company recorded CDI of approximately $1.36 million in connection with the assumption of the MBank deposits during the year ended March 31, 2017 (see Note 3). At both March 31, 2018 and 2017, gross CDI was $1.36 million. At March 31, 2018 and 2017, accumulated amortization was $260,000 and $27,000, respectively. The estimated amortization expense for CDI in future years is estimated to be $183,000, $160,000, $140,000, $125,000, $116,000, and $379,000 for the years ended March 31, 2019, 2020, 2021, 2022, 2023 and thereafter, respectively.

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

Transfers of financial assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Trust Assets – Assets held by the Trust Company in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $484.3 million and $425.9 million were held in trust as of March 31, 2018 and 2017, respectively.

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

New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The Company adopted this ASU on April 1, 2018. The Company's primary source of revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2014-09 will require us to change how we recognize certain recurring revenue streams within trust and investment management fees and other insignificant components of non-interest income; however, these changes will not have a significant impact on our future consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 generally requires equity investments – except those accounted for under the equity method of accounting or those that result in consolidation of the investee – to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU 2016-01 also eliminates certain disclosures related to the fair value of financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU on April 1, 2018. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's future consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASU 2016-02 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASU 2016-02 is permitted. The effect of adoption will depend on leases at the time of adoption. Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under non-cancelable operating lease agreements; however, based on current leases, the adoption of ASU 2016-02 is not expected to have a material impact on the Company's future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of carrying amount. ASU 2016-13 also changes the accounting for PCI debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, management anticipates the allowance for loan losses will increase as a result of the implementation of ASU 2016-13; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation – Stock Compensation: Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to ASU 2017-09, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. ASU 2017-09 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU on April 1, 2018. The adoption of ASU 2017-09 is not expected to have a material impact on the Company's future consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("the Tax Act") (see Note 12). The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within AOCI. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate tax rate is recognized. The Company elected to early adopt ASU 2018-02 and, as a result, reclassified $342,000 of stranded tax effects from AOCI to retained earnings in the fourth quarter of the fiscal year ended March 31, 2018.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation; such reclassifications had no effect on previously reported net income or total equity.

2.	RESTRICTED ASSETS

Regulations of the Board of Governors of the Federal Reserve System require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco ("FRB") based on a percentage of deposits. The amounts of such balances as of March 31, 2018 and 2017 were $1.7 million and $2.5 million, respectively, which were in compliance with the minimum reserve requirements.

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

The following table summarizes the fair value of consideration transferred, the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, and the resulting goodwill relating to the transaction (in thousands):

	At February 17, 2017
	Book Value	Fair Value Adjustment	Estimated Fair Value

Cash consideration transferred			$12,080

Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	$27,196	$-	27,196
Loans receivable	115,283	(3,258)	112,025
CDI	-	1,363	1,363
Premises and equipment	1,769	399	2,168
BOLI	2,113	-	2,113
Accrued interest receivable and other assets	431	90	521
Total identifiable assets acquired	146,792	(1,406)	145,386

Liabilities assumed
Deposits	130,572	235	130,807
Junior subordinated debentures	5,155	(1,468)	3,687
Accrued expenses and other liabilities	293	23	316
Total liabilities assumed	136,020	(1,210)	134,810
Total identifiable net assets acquired	$10,772	$(196)	10,576
Goodwill recognized			$1,504

The acquired loan portfolio was valued using Level 3 inputs (see Note 17) and included the use of present value techniques (including cash flow estimates) and incorporated assumptions that the Company believes marketplace participants would use in estimating fair values.

The operating results of the Company for the years ended March 31, 2018 and 2017 included operating results produced by the MBank transaction for the year ended March 31, 2018 and the period from February 17, 2017 to March 31, 2017, respectively. Disclosure of the amount of MBank's revenue and net income (excluding integration costs) included in the Company's consolidated statements of income is impracticable due to the integration of the operations and accounting for the transaction.

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

The following table shows the impact of the acquisition-related expenses related to the MBank transaction for the year ended March 31, 2017 to the various components of noninterest expense (in thousands):

Salaries and employee benefits	$26
Occupancy and depreciation	6
Data processing	63
Professional fees	653
Total impact of acquisition related costs to noninterest expense	$748

4.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Available for sale:
Municipal securities	$9,041	$-	$(309)	$8,732
Agency securities	22,412	1	(311)	22,102
Real estate mortgage investment conduits (1)	48,310	-	(1,355)	46,955
Residential mortgage-backed securities (1)	91,786	3	(2,715)	89,074
Other mortgage-backed securities (2)	47,878	1	(1,521)	46,358
Total available for sale	$219,427	$5	$(6,211)	$213,221

Held to maturity:
Residential mortgage-backed securities (3)	$42	$1	$-	$43

(1) Comprised of FHLMC, Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Available for sale:
Municipal securities	$2,936	$-	$(117)	$2,819
Agency securities	16,993	18	(203)	16,808
Real estate mortgage investment conduits (1)	43,510	49	(399)	43,160
Residential mortgage-backed securities (1)	97,742	111	(1,242)	96,611
Other mortgage-backed securities (2)	41,649	15	(848)	40,816
Total available for sale	$202,830	$193	$(2,809)	$200,214

Held to maturity:
Residential mortgage-backed securities (3)	$64	$2	$-	$66

(1) Comprised of FHLMC, FNMA and GNMA issued securities.
(2) Comprised of SBA issued securities and CRE secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of March 31, 2018 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,000	$9,964	$-	$-
Due after one year through five years	8,421	8,366	6	6
Due after five years through ten years	43,846	42,525	32	32
Due after ten years	157,160	152,366	4	5
Total	$219,427	$213,221	$42	$43

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2018

Available for sale:
Municipal securities	$6,626	$(236)	$2,106	$(73)	$8,732	$(309)
Agency securities	5,301	(112)	15,797	(199)	21,098	(311)
Real estate mortgage investment conduits (1)	31,922	(774)	14,983	(581)	46,905	(1,355)
Residential mortgage-backed securities (2)	50,941	(1,192)	37,823	(1,523)	88,764	(2,715)
Other mortgage-backed securities (3)	16,355	(382)	29,351	(1,139)	45,706	(1,521)
Total available for sale	$111,145	$(2,696)	$100,060	$(3,515)	$211,205	$(6,211)

March 31, 2017

Available for sale:
Municipal securities	$2,819	$(117)	$-	$-	$2,819	$(117)
Agency securities	15,785	(203)	-	-	15,785	(203)
Real estate mortgage investment conduits (1)	32,221	(399)	-	-	32,221	(399)
Residential mortgage-backed securities (2)	74,388	(1,232)	602	(10)	74,990	(1,242)
Other mortgage-backed securities (3)	36,754	(803)	2,840	(45)	39,594	(848)
Total available for sale	$161,967	$(2,754)	$3,442	$(55)	$165,409	$(2,809)

(1) Comprised of FHLMC and FNMA issued securities.
(2) Comprised of FHLMC, FNMA and GNMA issued securities.
(3) Comprised of SBA and CRE secured securities issued by FNMA.

The Company previously held an available for sale trust preferred security investment which consisted of a single collateralized debt obligation secured by a pool of trust preferred securities issued by other bank holding companies. The Company held the mezzanine tranche of this security. During the year ended March 31, 2017, the collateralized debt obligation was liquidated and the Company received $1.8 million in proceeds from the liquidation which resulted in a realized gain of $82,000. For the year ended March 31, 2017, the Company recognized OTTI charges of $240,000 on this collateralized debt obligation.

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

The Company had no sales and realized no gains or losses on sales of investment securities for the year ended March 31, 2018. Gross realized gains on sales of investment securities available for sale totaled $82,000 for the year ended March 31, 2017, which was related to the collateralized debt obligation and the gross realized gain was recorded in other non-interest income in the 2017 consolidated statement of income. The income tax of $29,000 related to these realized gains was recorded in the provision for income taxes in the consolidated statement of income for the year ended March 31, 2017. The Company had no sales and realized no gains or losses on sales of investment securities for the year ended March 31, 2016.

Investment securities available for sale with an amortized cost of $3.7 million and $11.1 million and a fair value of $3.6 million and $11.1 million at March 31, 2018 and 2017, respectively, were pledged as collateral for government public funds held by the Bank. There were no investment securities held to maturity pledged as collateral for government public funds held by the Bank at March 31, 2018. Investment securities held to maturity with an amortized cost and a fair value of $20,000 at March 31, 2017 were pledged as collateral for government public funds held by the Bank.

5.	LOANS RECEIVABLE

Loans receivable at March 31, 2018 and 2017 are reported net of deferred loan fees totaling $3.6 million and $3.2 million, respectively. Loans receivable are also reported net of discounts and premiums, totaling $2.2 million and $2.0 million, respectively, as of March 31, 2018, compared to $3.0 million and $1.0 million, respectively, as of March 31, 2017. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	March 31, 2018	March 31, 2017
Commercial and construction
Commercial business	$137,672	$107,371
Commercial real estate	450,597	447,071
Land	15,337	15,875
Multi-family	63,080	43,715
Real estate construction	39,584	46,157
Total commercial and construction	706,270	660,189

Consumer
Real estate one-to-four family	90,109	92,865
Other installment (1)	14,997	26,378
Total consumer	105,106	119,243

Total loans	811,376	779,432

Less: Allowance for loan losses	10,766	10,528
Loans receivable, net	$800,610	$768,904

(1) Consists primarily of purchased automobile loans totaling $12.9 million and $23.6 million at March 31, 2018 and 2017, respectively.

The Company's loan portfolio includes originated and purchased loans. Originated loans and purchased loans for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that the Company would be able to collect all contractually required payments, are referred to collectively as "loans". The Company originates commercial business, commercial real estate, land, multi-family real estate, real estate construction, residential real estate and other consumer loans. At March 31, 2018 and 2017, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company's loan portfolio are secured by properties located in Washington and Oregon, and accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in the local economic conditions in these markets. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulations to 15% of the Bank's shareholders' equity, excluding AOCI. The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2018, loans carried at $520.0 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consist of the following for the periods indicated (in thousands):

	Year Ended March 31,
	2018	2017	2016
Beginning balance	$859	$841	$1,233
Originations	526	228	53
Principal repayments	(404)	(210)	(445)
Ending balance	$981	$859	$841

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

Multi-family – The Company originates loans secured by multi-family dwelling units (more than four units). These loans involve a greater degree of risk than one-to-four family residential mortgage loans as these loans are usually greater in amount, dependent on the cash flow capacity of the project, and are more difficult to evaluate and monitor. Repayment of loans secured by multi-family properties typically depends on the successful operation and management of the properties. Consequently, repayment of such loans may be affected by adverse conditions in the real estate market or economy. The Company attempts to mitigate these risks by thoroughly evaluating the global financial condition of the borrower, the management experience of the borrower, and the quality of the collateral property securing the loan.

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

Other installment – The Company originates other consumer loans, which include automobile, boat, motorcycle, recreational vehicle, savings account and unsecured loans. As of March 31, 2018 and 2017, other installment loans primarily consist of purchased automobile loans. These purchased automobile loans were originated through a single dealership group located outside the Company's primary market area. The collateral for these purchased automobile loans is comprised of a mix of used automobiles. These loans were purchased with servicing retained by the seller. Other consumer loans generally have shorter terms to maturity than mortgage loans. Other consumer loans generally involve a greater degree of risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the borrower.

6.	ALLOWANCE FOR LOAN LOSSES

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

March 31, 2018	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,418	$5,084	$228	$297	$714	$2,099	$688	$10,528
Provision for (recapture of) loan losses	10	(156)	(301)	525	(96)	(9)	27	-
Charge-offs	-	(68)	-	-	-	(340)	-	(408)
Recoveries	240	54	293	-	-	59	-	646
Ending balance	$1,668	$4,914	$220	$822	$618	$1,809	$715	$10,766

March 31, 2017

Beginning balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885
Provision for (recapture of) loan losses	(121)	926	(558)	(415)	298	(110)	(20)	-
Charge-offs	(1)	(117)	-	-	-	(340)	-	(458)
Recoveries	492	2	461	-	-	146	-	1,101
Ending balance	$1,418	$5,084	$228	$297	$714	$2,099	$688	$10,528

March 31, 2016

Beginning balance	$1,263	$4,268	$539	$348	$769	$2,548	$1,027	$10,762
Provision for (recapture of) loan losses	(245)	5	(545)	364	(359)	(51)	(319)	(1,150)
Charge-offs	-	-	-	-	-	(274)	-	(274)
Recoveries	30	-	331	-	6	180	-	547
Ending balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
March 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,668	$1,668	$1,004	$136,668	$137,672
Commercial real estate	-	4,914	4,914	2,883	447,714	450,597
Land	-	220	220	763	14,574	15,337
Multi-family	-	822	822	1,644	61,436	63,080
Real estate construction	-	618	618	-	39,584	39,584
Consumer	69	1,740	1,809	1,428	103,678	105,106
Unallocated	-	715	715	-	-	-
Total	$69	$10,697	$10,766	$7,722	$803,654	$811,376

March 31, 2017

Commercial business	$-	$1,418	$1,418	$294	$107,077	$107,371
Commercial real estate	-	5,084	5,084	7,604	439,467	447,071
Land	-	228	228	801	15,074	15,875
Multi-family	-	297	297	1,692	42,023	43,715
Real estate construction	-	714	714	-	46,157	46,157
Consumer	88	2,011	2,099	1,475	117,768	119,243
Unallocated	-	688	688	-	-	-
Total	$88	$10,440	$10,528	$11,866	$767,566	$779,432

Changes in the allowance for unfunded loan commitments were as follows for the periods indicated (in thousands):

	Year Ended March 31,
	2018	2017	2016
Beginning balance	$388	$324	$259
Net change in allowance for unfunded loan commitments	92	64	65
Ending balance	$480	$388	$324

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

March 31, 2018	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$7	$-	$178	$185	$137,487	$137,672
Commercial real estate	-	-	1,200	1,200	449,397	450,597
Land	-	-	763	763	14,574	15,337
Multi-family	-	-	-	-	63,080	63,080
Real estate construction	-	-	-	-	39,584	39,584
Consumer	513	-	277	790	104,316	105,106
Total	$520	$-	$2,418	$2,938	$808,438	$811,376

March 31, 2017

Commercial business	$13	$-	$294	$307	$107,064	$107,371
Commercial real estate	-	-	1,342	1,342	445,729	447,071
Land	-	-	801	801	15,074	15,875
Multi-family	-	-	-	-	43,715	43,715
Real estate construction	-	-	-	-	46,157	46,157
Consumer	228	34	278	540	118,703	119,243
Total	$241	$34	$2,715	$2,990	$776,442	$779,432

Interest income foregone on non-accrual loans was $102,000, $81,000 and $112,000 for the years ended March 31, 2018, 2017 and 2016, respectively.

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$132,309	$1,976	$3,387	$-	$-	$137,672
Commercial real estate	440,123	7,489	2,985	-	-	450,597
Land	14,574	-	763	-	-	15,337
Multi-family	60,879	2,190	11	-	-	63,080
Real estate construction	39,584	-	-	-	-	39,584
Consumer	104,829	-	277	-	-	105,106
Total	$792,298	$11,655	$7,423	$-	$-	$811,376

March 31, 2017

Commercial business	$102,113	$2,063	$3,195	$-	$-	$107,371
Commercial real estate	430,923	10,426	5,722	-	-	447,071
Land	15,074	-	801	-	-	15,875
Multi-family	43,156	547	12	-	-	43,715
Real estate construction	46,157	-	-	-	-	46,157
Consumer	118,965	-	278	-	-	119,243
Total	$756,388	$13,036	$10,008	$-	$-	$779,432

Impaired loans: The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

March 31, 2018	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$1,004	$-	$1,004	$1,062	$-
Commercial real estate	2,883	-	2,883	3,816	-
Land	763	-	763	790	-
Multi-family	1,644	-	1,644	1,765	-
Consumer	294	1,134	1,428	1,544	69
Total	$6,588	$1,134	$7,722	$8,977	$69
March 31, 2017
Commercial business	$294	$-	$294	$301	$-
Commercial real estate	7,604	-	7,604	8,806	-
Land	801	-	801	807	-
Multi-family	1,692	-	1,692	1,826	-
Consumer	306	1,169	1,475	1,611	88
Total	$10,697	$1,169	$11,866	$13,351	$88

	Year ended March 31, 2018		Year ended March 31, 2017		Year ended March 31, 2016
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$930	$41	$255	$10	$542	$17
Commercial real estate	4,185	101	8,823	337	13,130	456
Land	781	-	801	-	801	-
Multi-family	1,668	90	1,710	93	1,842	99
Consumer	1,452	62	1,529	62	1,947	72
Total	$9,016	$294	$13,118	$502	$18,262	$644

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	March 31, 2018			March 31, 2017
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$826	$178	$1,004	$-	$294	$294
Commercial real estate	1,683	1,200	2,883	6,262	1,342	7,604
Land	-	763	763	-	801	801
Multi-family	1,644	-	1,644	1,692	-	1,692
Consumer	1,428	-	1,428	1,475	-	1,475
Total	$5,581	$2,141	$7,722	$9,429	$2,437	$11,866

At March 31, 2018, the Company had no commitments to lend additional funds on these loans. At March 31, 2018, all of the Company's TDRs were paying as agreed except for one commercial business loan totaling $178,000 and two commercial real estate loans totaling $1.2 million that defaulted after the loans were modified.

There were no new TDRs for the year ended March 31, 2018. There was one new TDR for the year ended March 31, 2017 consisting of a commercial business loan with a pre-modification outstanding recorded investment balance of $116,000 and a post-modification outstanding recorded investment balance of $107,000. This loan was repaid in full during the year ended March 31, 2018. There were no new TDRs for the year ended March 31, 2016. There were no loans that were modified as a TDR within the previous twelve months that subsequently defaulted in the twelve months ended March 31, 2018.

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated (in thousands):

	March 31,
	2018	2017

Land	$4,710	$4,710
Buildings and improvements	15,281	15,281
Leasehold improvements	1,666	1,666
Furniture and equipment	10,783	10,243
Building under capitalized lease	2,956	2,956
Construction in progress	720	720
Total	36,116	35,576
Less accumulated depreciation and amortization	(20,333)	(19,344)
Premises and equipment, net	$15,783	$16,232

Depreciation and amortization expense was $1.2 million, $1.1 million and $1.3 million for the years ended March 31, 2018, 2017 and 2016, respectively.

The Company has a capital lease for the shell of the building constructed as the Company's operations center which expires in November 2039. For the years ended March 31, 2018, 2017 and 2016, the Company recorded $77,000, $77,000 and $89,000, respectively, in amortization expense related to this capital lease. At March 31, 2018 and 2017, accumulated amortization for the capital lease totaled $1.3 million and $1.2 million respectively.

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the lives of the respective leases. At March 31, 2018, the remaining deferred gain was $857,000 and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges. The following is a schedule of future minimum lease payments under the Company's capital lease together with the present value of net minimum lease payments and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2018 (in thousands):

Year Ending March 31:	Operating Leases	Capital Lease
2019	$1,639	$201
2020	1,453	205
2021	905	208
2022	677	212
2023	526	215
Thereafter	1,989	3,841
Total minimum lease payments	$7,189	4,882
Less amount representing interest		(2,451)
Present value of net minimum lease payments		$2,431

Rent expense was $2.1 million, $1.8 million and $1.8 million for the years ended March 31, 2018, 2017 and 2016, respectively.

8.	REAL ESTATE OWNED

The following table is a summary of the activity in REO for the periods indicated (in thousands):

	Year Ended March 31,
	2018	2017	2016
Balance at beginning of year, net	$298	$595	$1,603
Additions	-	-	298
Dispositions	-	(267)	(937)
Writedowns	-	(30)	(369)
Balance at end of year, net	$298	$298	$595

REO expenses for the year ended March 31, 2018 consisted of operating expenses of $12,000. During the year ended March 31, 2018, the Company sold three land development lots that were carried at a zero cost basis for an aggregate gain on sale of $81,000, which is included in other non-interest income in the accompanying consolidated statements of income. REO expenses for the year ended March 31, 2017 consisted of write-downs on existing REO properties of $30,000 and operating expenses of $24,000. Net losses on dispositions of REO totaled $5,000 for the year ended March 31, 2017, and are included in other non-interest income in the accompanying consolidated statements of income. REO expenses for the year ended March 31, 2016 consisted of write-downs on existing REO properties of $369,000, operating expenses of $198,000 and net losses on dispositions of REO of $187,000.

At March 31, 2018, the carrying amount of foreclosed residential real estate properties held in REO as a result of obtaining physical possession was $298,000. At March 31, 2018, there was one property for which formal foreclosure proceedings were in process with a carrying amount of $51,000.

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

An interim impairment test was not deemed necessary as of March 31, 2018 due to the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

The following table presents the changes in the carrying amount of goodwill for the periods indicated (in thousands):

	Year Ended March 31,
	2018	2017	2016
Net carrying value at beginning of period	$27,076	$25,572	$25,572
MBank Transaction (see Note 3)	-	1,504	-
Net carrying value at the end of period	$27,076	$27,076	$25,572

10.	DEPOSITS

Deposit accounts consisted of the following at the dates indicated (in thousands):

Account Type	March 31, 2018	March 31, 2017
Non-interest-bearing	$278,966	$242,738
Interest-bearing checking	192,989	171,152
Money market	265,661	289,998
Savings accounts	134,931	126,370
Certificates of deposit	123,144	149,800
Total	$995,691	$980,058

Individual certificates of deposit in amounts of $250,000 or more totaled $10.8 million and $12.1 million at March 31, 2018 and 2017, respectively.

Scheduled maturities of certificates of deposit for future years ending March 31 are as follows (in thousands):

Year Ending March 31:
2019	$88,915
2020	19,833
2021	5,358
2022	2,951
2023	2,258
Thereafter	3,829
Total	$123,144

Interest expense by deposit type was as follows for the periods indicated (in thousands):

	Year Ended March 31,
	2018	2017	2016
Interest-bearing checking	$100	$98	$99
Money market	335	309	272
Savings accounts	133	110	85
Certificates of deposit	640	634	717
Total	$1,208	$1,151	$1,173

11.	JUNIOR SUBORDINATED DEBENTURES

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

The Debentures issued by the Company to the grantor trusts, totaling $26.5 million and $26.4 million at March 31, 2018 and 2017, respectively, are reflected in the consolidated balance sheets in the liabilities section, under the caption "junior subordinated debentures." The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $836,000 at both March 31, 2018 and 2017, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.
The following table is a summary of the terms and the amounts outstanding of the Debentures at March 31, 2018 (dollars in thousands):
Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	3.48%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	3.47%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	5.39%	6/2033
		27,836
Fair value adjustment (4)		(1,352)
Total Debentures		$26,484

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.
(3) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.

(4) Amount, net of accretion, is attributable to the MBank transaction. See Note 3.

12.	INCOME TAXES

Provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended March 31,
	2018	2017	2016
Current	$4,087	$284	$251
Deferred	3,668	3,103	3,175
Total	$7,755	$3,387	$3,426

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at the dates indicated (in thousands):

	March 31, 2018	March 31, 2017
Deferred tax assets:
Deferred compensation	$77	$150
Allowance for loan losses	2,643	3,875
Accrued expenses	127	217
Accumulated depreciation and amortization	753	1,017
Deferred gain on sale	201	361
Net operating loss carryforwards	-	1,134
Purchase accounting	150	228
Net unrealized loss on investment securities available for sale	1,458	929
Alternative Minimum Tax ("AMT") credit	-	471
Other	236	332
Total deferred tax assets	5,645	8,714

Deferred tax liabilities:
FHLB stock dividend	(95)	(143)
Prepaid expenses	(109)	(158)
Loan fees/costs	(628)	(803)
Total deferred tax liabilities	(832)	(1,104)
Deferred tax assets, net	$4,813	$7,610

A reconciliation of the Company's effective income tax rate with the federal statutory tax rate is as follows for the years indicated:
	Year Ended March 31,
	2018	2017	2016
Statutory federal income tax rate	30.8%	34.0%	34.0%
State and local income tax rate	2.5	1.5	1.5
Revaluation of net deferred tax assets due to Tax Act	11.4	-	-
ESOP market value adjustment	-	(0.1)	(0.1)
BOLI	(1.5)	(3.8)	(2.8)
Other, net	(0.1)	(0.2)	2.2
Effective federal income tax rate	43.1%	31.4%	34.8%

On December 22, 2017, the federal government enacted the Tax Act. The Tax Act makes significant changes to the U.S. tax law including, among other things: a reduction in the federal corporate income tax rate from a maximum of 35.0% to 21.0% effective January 1, 2018; changes to the tax treatment of net operating loss carryforwards and carrybacks; and a repeal of the corporate alternative minimum tax. The Tax Act reduced the Company's federal corporate income tax rate from 34.0% to a blended federal corporate income tax rate of 30.8% for the fiscal year ended March 31, 2018. As a result of using a blended tax rate, the Company recognized a $422,000 benefit for income taxes during the quarter ended December 31, 2017. Beginning in fiscal year 2019, the Company will utilize a federal corporate income tax rate of 21.0%. Also as a result of the Tax Act, the reduction of the corporate tax rate required the Company to remeasure its deferred tax assets and liabilities based upon the lower federal tax rate of 21.0%. Accordingly, during the year ended March 31, 2018, the Company recorded a one-time $2.1 million charge to the provision for income taxes in conjunction with remeasuring its net deferred tax asset to account for the future impact of the decrease in the corporate income tax rate. While no provisional amounts were used in calculating the tax effects of the Tax Act, certain amounts may be subject to change as future guidance is issued. Additionally, the state impacts resulting from the Tax Act have been calculated based upon existing laws and may be subject to change as states issue new guidance or legislation related to the Tax Act. In addition, the Company has made an adjustment between retained earnings and AOCI related to the stranded tax effects due to the change in the federal corporate tax rate applied to the net unrealized losses on available for sale investment securities (see discussion of ASU 2018-02 in Note 1).

The Bank's retained earnings at both March 31, 2018 and 2017 include a base year allowance for loan losses, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The related unrecognized deferred tax liability at March 31, 2018 and 2017 was $517,000 and $781,000, respectively. This represents the balance of the allowance for loan losses created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Company's banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future. At March 31, 2018, the Company had no deferred tax assets for federal and state net operating loss carryforwards.

At March 31, 2018 and 2017, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties related to income tax matters as of March 31, 2018 or 2017. It is the Company's policy to recognize potential accrued interest and penalties related to income tax matters as a component of provision for income taxes. The Company is subject to U.S. federal and State of Oregon income taxes. The years 2015 to 2018 remain open to examination for federal income taxes, and the years 2014 to 2018 remain open to State of Oregon examination.

13.	EMPLOYEE BENEFIT PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees' Savings and Profit Sharing Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2018, 2017 and 2016 were $547,000, $489,000 and $292,000, respectively.

Directors' and Executive Officers' Deferred Compensation Plan ("Deferred Compensation Plan") – The Deferred Compensation Plan is a nonqualified deferred compensation plan. Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. The Chairman, President, and Executive and Senior Vice Presidents of the Company may also defer salary into the Deferred Compensation Plan. The Company accrues annual interest on the unfunded liability under the Deferred Compensation Plan based upon a formula relating to gross revenues, which was 3.99%, 3.68% and 3.64% for the years ended March 31, 2018, 2017 and 2016, respectively. The estimated liability under the plan is accrued as earned by the participants. At March 31, 2018 and 2017, the Company's aggregate liability under the plan was $330,000 and $422,000, respectively, which is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Stock Option Plans - In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1998 and expired in October 2008. In addition, in July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective in July 2003 and expired in July 2013. Accordingly, no further option awards may be granted under the 1998 Plan or the 2003 Plan; however, any awards granted prior to their respective expiration dates remain outstanding subject to their terms. Each option granted under the 1998 Plan or the 2003 Plan has an exercise price equal to the fair market value of the Company's common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

In July 2017, shareholders of the Company approved the 2017 Equity Incentive Plan ("2017 Plan"). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company has reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan, none of which have been awarded. The 1998 Plan, the 2003 Plan and the 2017 Plan are collectively referred to as "the Stock Option Plans".

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the years ended March 31, 2018, 2017 and 2016 under the Stock Option Plans.

As of March 31, 2018, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the years ended March 31, 2018, 2017 and 2016 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the years indicated:

	Year Ended March 31,
	2018		2017		2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	220,654	$4.74	223,654	$4.73	424,654	$8.00
Options exercised	(59,289)	4.13	(3,000)	3.84	(18,000)	3.49
Forfeited	-	-	-	-	(29,000)	10.00
Expired	(20,000)	13.42	-	-	(154,000)	12.92
Balance, end of period	141,365	$3.77	220,654	$4.74	223,654	$4.73

Additional information regarding stock options outstanding as of March 31, 2018 is as follows:
`
		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual		Exercise		Exercise
Exercise Price	Life (years)	Number	Price	Number	Price

$1.00 - $3.00	4.94	59,865	$2.71	59,865	$2.71
$3.01 - $5.00	1.48	59,000	3.84	59,000	3.84
$5.01 - $8.00	0.47	20,000	6.17	20,000	6.17
$8.01 - $9.00	0.22	2,500	8.12	2,500	8.12
	2.78	141,365	$3.77	141,365	$3.77

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Year Ended March 31, 2018	Year Ended March 31, 2017
Stock options fully vested and expected to vest:
Number	141,365	220,654
Weighted average exercise price	$3.77	$4.74
Aggregate intrinsic value (1)	$788,000	$660,000
Weighted average contractual term of options (years)	2.78	3.35
Stock options fully vested and currently exercisable:
Number	141,365	220,654
Weighted average exercise price	$3.77	$4.74
Aggregate intrinsic value (1)	$788,000	$660,000
Weighted average contractual term of options (years)	2.78	3.35

         (1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company's stock.

The total intrinsic value of stock options exercised was $257,000, $5,000 and $16,000 for the years ended March 31, 2018, 2017 and 2016, respectively.

14.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. Shares were released and allocated to participant accounts on or about December 31 of each year through December 2017, at which point all available shares had been released and allocated. ESOP compensation expense included in salaries and employee benefits was $148,000, $143,000 and $110,000 for the years ended March 31, 2018, 2017 and 2016, respectively. Shares held by the ESOP at March 31, 2018 totaled 498,365.

ESOP share activity is summarized in the following table:

	Estimated Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total

Balance, March 31, 2015	$332,500	73,899	888,685	962,584
Allocation December 31, 2015		(24,633)	24,633	-
Balance, March 31, 2016	$207,000	49,266	913,318	962,584
Allocation December 31, 2016		(24,633)	24,633	-
Balance, March 31, 2017	$176,000	24,633	937,951	962,584
Allocation December 31, 2017		(24,633)	24,633	-
Balance, March 31, 2018	$-	-	962,584	962,584

15.	SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject to as of March 31, 2018.

As of March 31, 2018, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Bank's actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total Capital:
(To Risk-Weighted Assets)	$123,061	15.41%	$63,868	8.0%	$79,835	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	113,066	14.16	47,901	6.0	63,868	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	113,066	14.16	35,926	4.5	51,893	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	113,066	10.26	44,093	4.0	55,116	5.0

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital:
(To Risk-Weighted Assets)	$112,421	14.06%	$63,955	8.0%	$79,944	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	102,411	12.81	47,966	6.0	63,955	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	102,411	12.81	35,975	4.5	51,963	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	102,411	10.21	40,110	4.0	50,138	5.0
In addition to the minimum common equity tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement started to be phased in beginning in January 2016 at an amount greater than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount greater than 2.5% of risk-weighted assets in January 2019. At March 31, 2018, the Bank's CET1 capital exceeded the required capital conservation buffer at an amount greater than 1.875%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at March 31, 2018, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the OCC and the FDIC routinely examine the Bank's financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company's consolidated financial statements be adjusted in accordance with their findings. A future examination by the OCC or the FDIC could include a review of certain transactions or other amounts reported in the Company's 2018 consolidated financial statements. The Company did not repurchase any shares of common stock for the years ended March 31, 2018, 2017 or 2016.

16.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of March 31, 2018, all shares under the Company's ESOP were allocated. As of March 31, 2017 there were 24,633 shares which had not been allocated under the Company's ESOP. For the years ended March 31, 2018, 2017 and 2016, stock options for 8,000, 59,000 and 211,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Year Ended March 31,
(Dollars and share data in thousands, except per share data)	2018	2017	2016

Basic EPS computation:
Numerator-net income	$10,242	$7,404	$6,358
Denominator-weighted average common shares outstanding	22,531	22,478	22,450
Basic EPS	$0.45	$0.33	$0.28
Diluted EPS computation:
Numerator-net income	$10,242	$7,404	$6,358
Denominator-weighted average common shares outstanding	22,531	22,478	22,450
Effect of dilutive stock options	92	70	44
Weighted average common shares and common stock
equivalents	22,623	22,548	22,494
Diluted EPS	$0.45	$0.33	$0.28

17.	FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
March 31, 2018	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$8,732	$-	$8,732	$-
Agency securities	22,102	-	22,102	-
Real estate mortgage investment conduits	46,955	-	46,955	-
Residential mortgage-backed securities	89,074	-	89,074	-
Other mortgage-backed securities	46,358	-	46,358	-
Total assets measured at fair value on a recurring basis	$213,221	$-	$213,221	$-

		Estimated Fair Value Measurements Using
March 31, 2017	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$2,819	$-	$2,819	$-
Agency securities	16,808	-	16,808	-
Real estate mortgage investment conduits	43,160	-	43,160	-
Residential mortgage-backed securities	96,611	-	96,611	-
Other mortgage-backed securities	40,816	-	40,816	-
Total assets measured at fair value on a recurring basis	$200,214	$-	$200,214	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 during the years ended March 31, 2018 and 2017.
The Company previously held an available for sale trust preferred security investment which consisted of a single collateralized debt obligation secured by a pool of trust preferred securities issued by other bank holding companies that was liquated during the year ended March 31, 2017. The following table presents a reconciliation of assets that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the single collateralized debt obligation for the periods indicated (in thousands):
	For the Year Ended March 31,
	2018	2017

Beginning balance	$-	$1,808
Included in earnings (1)	-	(158)
Included in other comprehensive income	-	29
Disposition	-	(1,679)
Ending balance	$-	$-

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated fair value measurements using
March 31, 2018	Total estimated fair value	Level 1	Level 2	Level 3

Impaired loans	$2,143	$-	$-	$2,143

March 31, 2017

Impaired loans	$2,281	$-	$-	$2,281

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2018 and 2017:

	Valuation technique	Significant unobservable inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	N/A

(1) There were no adjustments to appraised values of impaired loans as of March 31, 2018 and 2017.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

March 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$44,767	$44,767	$-	$-	$44,767
Certificates of deposit held for investment	5,967	-	5,959	-	5,959
Loans held for sale	210	-	210	-	210
Investment securities available for sale	213,221	-	213,221	-	213,221
Investment securities held to maturity	42	-	43	-	43
Loans receivable, net	800,610	-	-	792,916	792,916
FHLB stock	1,353	-	1,353	-	1,353

Liabilities:
Demand and savings deposits	872,547	872,547	-	-	872,547
Time deposits	123,144	-	120,940	-	120,940
Junior subordinated debentures	26,484	-	-	15,274	15,274
Capital lease obligation	2,431	-	2,431	-	2,431

March 31, 2017	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value

Assets:
Cash and cash equivalents	$64,613	$64,613	$-	$-	$64,613
Certificates of deposit held for investment	11,042	-	11,108	-	11,108
Loans held for sale	478	-	478	-	478
Investment securities available for sale	200,214	-	200,214	-	200,214
Investment securities held to maturity	64	-	66	-	66
Loans receivable, net	768,904	-	-	731,996	731,996
FHLB stock	1,181	-	1,181	-	1,181

Liabilities:
Demand and savings deposits	830,258	830,258	-	-	830,258
Time deposits	149,800	-	148,574	-	148,574
Junior subordinated debentures	26,390	-	-	13,284	13,284
Capital lease obligation	2,454	-	2,454	-	2,454

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

Significant off-balance sheet commitments are listed below at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2018	March 31, 2017
Commitments to originate loans:
Adjustable-rate	$20,065	$16,958
Fixed-rate	14,989	28,301
Standby letters of credit	2,432	2,614
Undisbursed loan funds and unused lines of credit	152,982	119,763
Total	$190,468	$167,636

At March 31, 2018, the Company had firm commitments to sell $1.6 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At March 31, 2018, loans under warranty totaled $117.9 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At March 31, 2018, the Company had an allowance for FHLMC loans of $26,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the years ended March 31, 2018, 2017 and 2016.

The Company is periodically a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's future consolidated financial position, results of operations and cash flows.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

19.	RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS
MARCH 31, 2018 AND 2017

(In thousands)	2018	2017
ASSETS
Cash and cash equivalents	$6,479	$5,188
Investment in the Bank	136,497	129,947
Other assets	1,166	3,022
TOTAL ASSETS	$144,142	$138,157
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities	$80	$53
Dividend payable	677	450
Borrowings	26,484	26,390
Shareholders' equity	116,901	111,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$144,142	$138,157

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2018, 2017 AND 2016

(In thousands)	2018	2017	2016
INCOME:
Interest on investment securities and other short-term investments	$26	$21	$12
Interest on loan receivable from the Bank	6	15	24
Total income	32	36	36
EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	1,020	587	443
Total expense	1,163	730	586
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME OF THE BANK	(1,131)	(694)	(550)
BENEFIT FOR INCOME TAXES	(513)	(235)	(187)
LOSS OF PARENT COMPANY	(618)	(459)	(363)
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	10,860	7,863	6,721
NET INCOME	$10,242	$7,404	$6,358

There were no items of other comprehensive income that were solely attributable to the parent Company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2018, 2017 AND 2016

(In thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,242	$7,404	$6,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of the Bank	(10,860)	(7,863)	(6,721)
Amortization	94	22	-
Provision for deferred income taxes	174	666	721
Earned ESOP shares	148	143	110
Changes in assets and liabilities:
Other assets	1,770	(1,031)	(941)
Accrued expenses and other liabilities	(132)	(19)	(1)
Net cash provided by (used in) operating activities	1,436	(678)	(474)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from assumption of junior subordinated debt (see Note 3)	-	3,687	-
Dividend from the Bank	1,750	2,500	-
Net cash provided by investing activities	1,750	6,187	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,140)	(1,799)	(1,261)
Proceeds from exercise of stock options	245	11	62
Net cash used in financing activities	(1,895)	(1,788)	(1,199)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,291	3,721	(1,673)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,188	1,467	3,140
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,479	$5,188	$1,467

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2018:
Interest and dividend income	$11,244	$11,378	$11,315	$11,023
Interest expense	587	582	590	590
Net interest income	10,657	10,796	10,725	10,433
Provision for loan losses	-	-	-	-
Non-interest income, net	2,663	2,890	2,713	2,738
Non-interest expense	9,127	8,558	8,759	9,174
Income before income taxes	4,193	5,128	4,679	3,997
Provision for income taxes	1,184	3,608	1,620	1,343
Net income	$3,009	$1,520	$3,059	$2,654
Basic earnings per share (1)	$0.13	$0.07	$0.14	$0.12
Diluted earnings per share (1)	$0.13	$0.07	$0.14	$0.12
Fiscal 2017:
Interest and dividend income	$9,883	$8,952	$8,530	$8,262
Interest expense	538	450	442	439
Net interest income	9,345	8,502	8,088	7,823
Provision for loan losses	-	-	-	-
Non-interest income, net	2,586	2,333	2,581	2,514
Non-interest expense	8,918	7,851	8,397	7,815
Income before income taxes	3,013	2,984	2,272	2,522
Provision for income taxes	979	991	592	825
Net income	$2,034	$1,993	$1,680	$1,697
Basic earnings per share (1)	$0.09	$0.09	$0.07	$0.08
Diluted earnings per share (1)	$0.09	$0.09	$0.07	$0.08

                 (1)  Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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
The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2018. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2018, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered public accounting firm that audits the Company's consolidated financial statements has audited the Company's internal control over financial reporting as of March 31, 2018. The attestation report, appearing in "Item 8: Financial Statements and Supplementary Data" of this Form 10-K, expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of March 31, 2018.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2018 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I ‑ Election of Directors" contained in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders, and "Part I - Business -- Executive Officers" of this Form 10-K, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Gerald L. Nies, Bess. R. Wills, and Jerry C. Olson. Each member of the Audit Committee is "independent," as defined in the Nasdaq Stock Market Listing Standards. The Company's Board of Directors has designated Mr. Olson, Audit Committee Chairman, as its financial expert, as defined in SEC's Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders (excluding the information contained under the heading "Personnel/Compensation Committee Report,") is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company's equity compensation plan as of March 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2017 Equity Incentive Plan	-	-	1,800,000
2003 Stock Option Plan	118,865	3.27	-
1998 Stock Option Plan	22,500	6.39	-

Equity compensation plans not approved by security holders:	-	-	-

Total	141,365		1,800,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings "Related Party Transactions" and "Director Independence" under the heading "Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned "Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders (excluding the information contained under the heading of "Report of the Audit Committee") is incorporated herein by reference.

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

	3.1	Articles of Incorporation of the Registrant (2)
	3.2	Bylaws of the Registrant (3)
	4	Form of Certificate of Common Stock of the Registrant (2)
	10.1	Form of Employment Agreement between the Company and Kevin J. Lycklama (4)
	10.2	Form of Change in Control Agreement between the Company and the Bank and each of Patrick Sheaffer and Kevin J. Lycklama (4)
	10.3	Form of Change in Control Agreement between the Company and Chris P. Cline (5)
	10.4	Employee Severance Compensation Plan (6)
	10.5	Employee Stock Ownership Plan (7)
	10.6	1998 Stock Option Plan (8)
	10.7	2003 Stock Option Plan (9)
	10.8	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (10)
	10.9	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (10)
	10.10	Deferred Compensation Plan (11)
	10.11	2017 Equity Incentive Plan (12)
	11	Statement of recomputation of per share earnings (See Note 16 of the Notes to Consolidated Financial Statements contained herein.)
	21	Subsidiaries of Registrant (13)
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Annual Report on Form 10-K for the year ended March 31, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date: June 13, 2018	By: /s/ Kevin J. Lycklama
Kevin J. Lycklama
President and Chief Executive Officer Director (Duly Authorized Representative)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick Sheaffer	By: /s/ Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board	President and Chief Executive Officer
Director
(Principal Executive Officer)

Date: June 13, 2018	Date: June 13, 2018

By: /s/ David Lam	By: /s/ Bess R. Wills
David Lam	Bess R. Wills
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Director

Date: June 13, 2018	Date: June 13, 2018

By: /s/ David Nierenberg	By: /s/ Bradley J. Carlson
David Nierenberg	Bradley J. Carlson
Director	Director

Date: June 13, 2018	Date: June 13, 2018

By: /s/ John A. Karas	By: /s/ Jerry C. Olson
John A. Karas	Jerry C. Olson
Director	Director

Date: June 13, 2018	Date: June 13, 2018

By: /s/ Gerald L. Nies
Gerald L. Nies
Director

Date: June 13, 2018

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

Exhibit 101
The following materials from Riverview Bancorp, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements