Form 10-Q
period 2018-06-30
RIVERVIEW BANCORP INC
filed 2018-08-09
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,576,690 shares outstanding as of August 9, 2018.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018	2

	Consolidated Statements of Income for the Three Months Ended June 30, 2018 and 2017	3

	Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2018 and 2017	4

	Consolidated Statements of Equity for the Three Months Ended June 30, 2018 and 2017	5

	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2018 and 2017	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4:	Controls and Procedures	40

Part II.	Other Information	41-42

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		43

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2018 AND MARCH 31, 2018

(In thousands, except share and per share data) (Unaudited)	June 30, 2018	March 31, 2018
ASSETS
Cash and cash equivalents (including interest-earning accounts of $15,791 and $30,052)	$33,268	$44,767
Certificates of deposit held for investment	4,971	5,967
Loans held for sale	-	210
Investment securities:
Available for sale, at estimated fair value	200,100	213,221
Held to maturity, at amortized cost (estimated fair value of $41 and $43)	40	42
Loans receivable (net of allowance for loan losses of $11,349 and $10,766)	815,237	800,610
Real estate owned ("REO")	-	298
Prepaid expenses and other assets	3,759	3,870
Accrued interest receivable	3,578	3,477
Federal Home Loan Bank stock, at cost	1,353	1,353
Premises and equipment, net	15,674	15,783
Deferred income taxes, net	5,039	4,813
Mortgage servicing rights, net	380	388
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	1,057	1,103
Bank owned life insurance ("BOLI")	28,736	28,557
TOTAL ASSETS	$1,140,268	$1,151,535
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$982,350	$995,691
Accrued expenses and other liabilities	8,579	9,391
Advanced payments by borrowers for taxes and insurance	580	637
Junior subordinated debentures	26,507	26,484
Capital lease obligation	2,424	2,431
Total liabilities	1,020,440	1,034,634
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
June 30, 2018 – 22,570,179 issued and outstanding	226	226
March 31, 2018 – 22,570,179 issued and outstanding
Additional paid-in capital	64,882	64,871
Retained earnings	60,204	56,552
Accumulated other comprehensive loss	(5,484)	(4,748)
Total shareholders' equity	119,828	116,901
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,140,268	$1,151,535

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands, except share and per share data) (Unaudited)	2018	2017

INTEREST AND DIVIDEND INCOME
Interest and fees on loans receivable	$10,777	$9,789
Interest on investment securities – taxable	1,198	1,133
Interest on investment securities – nontaxable	37	14
Other interest and dividends	93	87
Total interest and dividend income	12,105	11,023

INTEREST EXPENSE:
Interest on deposits	260	322
Interest on borrowings	358	268
Total interest expense	618	590
Net interest income	11,487	10,433
Recapture of loan losses	(200)	-
Net interest income after recapture of loan losses	11,687	10,433

NON-INTEREST INCOME:
Fees and service charges	1,755	1,407
Asset management fees	926	853
Net gains on sales of loans held for sale	152	225
BOLI	179	207
Other, net	40	46
Total non-interest income, net	3,052	2,738

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,578	5,422
Occupancy and depreciation	1,359	1,346
Data processing	631	616
Amortization of CDI	46	58
Advertising and marketing	192	234
FDIC insurance premium	76	145
State and local taxes	168	154
Telecommunications	93	104
Professional fees	284	415
Other	592	680
Total non-interest expense	9,019	9,174

INCOME BEFORE INCOME TAXES	5,720	3,997
PROVISION FOR INCOME TAXES	1,278	1,343
NET INCOME	$4,442	$2,654

Earnings per common share:
Basic	$0.20	$0.12
Diluted	0.20	0.12
Weighted average number of common shares outstanding:
Basic	22,570,179	22,504,852
Diluted	22,651,732	22,589,440

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands) (Unaudited)	2018	2017

Net income	$4,442	$2,654

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities
arising during the period, net of tax of $226 and ($217), respectively	(736)	393

Total comprehensive income, net	$3,706	$3,047

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

	Common Stock		Additional		Unearned Shares Issued to Employee Stock Ownership	Accumulated Other
(In thousands, except share data) (Unaudited)	Shares	Amount	Paid-In Capital	Retained Earnings	Plan ("ESOP")	Comprehensive Loss	Total

Balance April 1, 2017	22,510,890	$225	$64,468	$48,335	$(77)	$(1,687)	$111,264

Net income	-	-	-	2,654	-	-	2,654
Cash dividends on common stock ($0.0225 per share)	-	-	-	(507)	-	-	(507)
Exercise of stock options	16,511	-	70	-	-	-	70
Earned ESOP shares	-	-	18	-	25	-	43
Other comprehensive income, net	-	-	-	-	-	393	393
Balance June 30, 2017	22,527,401	$225	$64,556	$50,482	$(52)	$(1,294)	$113,917

Balance April 1, 2018	22,570,179	$226	$64,871	$56,552	$-	$(4,748)	$116,901

Net income	-	-	-	4,442	-	-	4,442
Cash dividends on common stock ($0.035 per share)	-	-	-	(790)	-	-	(790)
Stock-based compensation expense	-	-	11	-	-	-	11
Other comprehensive loss, net	-	-	-	-	-	(736)	(736)
Balance June 30, 2018	22,570,179	$226	$64,882	$60,204	$-	$(5,484)	$119,828

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands) (Unaudited)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,442	$2,654
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation and amortization	688	728
Purchased loans amortization (accretion), net	62	(29)
Recapture of loan losses	(200)	-
Provision for deferred income taxes	-	1,342
Expense related to ESOP	-	43
Stock-based compensation expense	11	-
Increase in deferred loan origination fees, net of amortization	184	129
Origination of loans held for sale	(4,705)	(7,368)
Proceeds from sales of loans held for sale	4,987	7,239
Net gains on loans held for sale, sales and transfer of REO, sales of investment securities and sales of premises and equipment	(152)	(225)
Income from BOLI	(179)	(207)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	71	(137)
Accrued interest receivable	(101)	(145)
Accrued expenses and other liabilities	(886)	(4,794)
Net cash provided by (used in) operating activities	4,222	(770)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(7,222)	(2,856)
Purchases of loans receivable	(7,403)	(15,238)
Principal repayments on investment securities available for sale	6,852	6,498
Purchases of investment securities available for sale	-	(11,030)
Proceeds from call of investment security available for sale	5,000	-
Principal repayments on investment securities held to maturity	2	10
Purchases of premises and equipment and capitalized software	(181)	(107)
Redemption of certificates of deposit held for investment, net	996	-
Proceeds from sales of REO and premises and equipment	298	-
Net cash used in investing activities	(1,658)	(22,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(13,322)	(6,530)
Dividends paid	(677)	(450)
Proceeds from borrowings	56,160	17,925
Repayment of borrowings	(56,160)	(17,925)
Net decrease in advance payments by borrowers	(57)	(97)
Principal payments on capital lease obligation	(7)	(5)
Proceeds from exercise of stock options	-	70
Net cash used in financing activities	(14,063)	(7,012)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,499)	(30,505)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,767	64,613
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,268	$34,108
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$573	$553
Income taxes	805	1

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$790	$507
Other comprehensive income (loss)	(962)	610
Income tax effect related to other comprehensive income (loss)	226	(217)

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2018 ("2018 Form 10-K"). The unaudited consolidated results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2019.

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

On February 17, 2017, Riverview Bancorp, Inc. and Riverview Community Bank (the "Bank") completed a purchase and assumption transaction in which the Bank purchased certain assets and assumed certain liabilities of MBank, the wholly-owned subsidiary of Merchants Bancorp (the "MBank transaction"). In addition, as part of the MBank transaction, Riverview Bancorp, Inc. assumed the obligations of Merchant Bancorp's trust preferred securities. The MBank transaction was accounted for as a business combination pursuant to GAAP. The results of operations of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of and for the periods since the acquisition date. See Note 3 for additional discussion.

Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017, and – among other provisions – lowered the federal corporate income tax rate. As a result, the Company revalued its deferred tax assets and liabilities during the third quarter of the fiscal year ended March 31, 2018. In addition, the Company utilized a blended tax rate for its fiscal year ended March 31, 2018 given the Tax Act lowered the federal corporate tax rate effective January 1, 2018. For the three months ended June 30, 2018 and for the fiscal year ending March 31, 2019, the Company will utilize the enacted federal corporate income tax rate pursuant to the Tax Act.

Certain prior period amounts have been reclassified to conform to the current period presentation; such reclassifications had no effect on previously reported net income or total equity.

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

As of June 30, 2018, the Trust Company had 2,500 Trust Company stock options outstanding which had been granted to the President and Chief Executive Officer of the Trust Company. During the three months ended June 30, 2018, the Trust Company incurred $11,000 of stock-based compensation expense related to these options. During the year ended March 31, 2018, the Trust Company incurred $88,000 of stock-based compensation expense related to these options. None of the Trust Company stock options were exercised as of June 30, 2018.

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

The acquired loan portfolio was valued using Level 3 inputs (see Note 11) and included the use of present value techniques (including cash flow estimates) and incorporated assumptions that the Company believes marketplace participants would use in estimating fair values. Credit discounts were included in the determination of the fair value of the loans acquired; therefore, an allowance for loan losses was not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The Company determined there were no PCI loans acquired in connection with the MBank transaction.

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

In July 2017, the shareholders of the Company approved the 2017 Equity Incentive Plan ("2017 Plan"). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan, none of which have been awarded.

The 1998 Plan, the 2003 Plan and the 2017 Plan are collectively referred to as "the Stock Option Plans".

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. There were no stock options granted under the Stock Option Plans during the three months ended June 30, 2018 and 2017.

As of June 30, 2018, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the three months ended June 30, 2018 and 2017 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	141,365	$3.77	220,654	$4.74
Options exercised	-	-	(16,511)	4.19
Expired	(2,500)	8.12	(5,000)	14.52
Balance, end of period	138,865	$3.69	199,143	$4.54

The following table presents information on stock options outstanding under the Stock Option Plans as of June 30, 2018 and 2017, less estimated forfeitures:

	2018	2017
Stock options fully vested and expected to vest:
Number	138,865	199,143
Weighted average exercise price	$3.69	$4.54
Aggregate intrinsic value (1)	$660,000	$518,000
Weighted average contractual term of options (years)	2.57	3.25
Stock options fully vested and currently exercisable:
Number	138,865	199,143
Weighted average exercise price	$3.69	$4.54
Aggregate intrinsic value (1)	$660,000	$518,000
Weighted average contractual term of options (years)	2.57	3.25

         (1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company's stock.

There were no stock options exercised during the three months ended June 30, 2018 under the Stock Option Plans. The total intrinsic value of stock options exercised was $47,000 for the three months ended June 30, 2017 under the Stock Option Plans.

5.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of June 30, 2018, all shares under the Company's ESOP were allocated. As of June 30, 2017, there were 24,633 shares which had not been allocated under the Company's ESOP. For the three months ended June 30, 2018, there were no stock options excluded in computing diluted EPS. For the three months ended June 30, 2017, stock options to purchase 19,000 shares of common stock were excluded in computing diluted EPS because their effect would be antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,
	2018	2017
Basic EPS computation:
Numerator-net income	$4,442,000	$2,654,000
Denominator-weighted average common shares outstanding	22,570,179	22,504,852
Basic EPS	$0.20	$0.12
Diluted EPS computation:
Numerator-net income	$4,442,000	$2,654,000
Denominator-weighted average common shares outstanding	22,570,179	22,504,852
Effect of dilutive stock options	81,553	84,588
Weighted average common shares and common
stock equivalents	22,651,732	22,589,440
Diluted EPS	$0.20	$0.12

6.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Available for sale:
Municipal securities	$9,003	$-	$(308)	$8,695
Agency securities	17,416	3	(312)	17,107
Real estate mortgage investment conduits (1)	46,265	2	(1,594)	44,673
Residential mortgage-backed securities (1)	87,782	4	(3,120)	84,666
Other mortgage-backed securities (2)	46,802	-	(1,843)	44,959
Total available for sale	$207,268	$9	$(7,177)	$200,100

Held to maturity:
Residential mortgage-backed securities (3)	$40	$1	$-	$41

March 31, 2018
Available for sale:
Municipal securities	$9,041	$-	$(309)	$8,732
Agency securities	22,412	1	(311)	22,102
Real estate mortgage investment conduits (1)	48,310	-	(1,355)	46,955
Residential mortgage-backed securities (1)	91,786	3	(2,715)	89,074
Other mortgage-backed securities (2)	47,878	1	(1,521)	46,358
Total available for sale	$219,427	$5	$(6,211)	$213,221

Held to maturity:
Residential mortgage-backed securities (3)	$42	$1	$-	$43

(1) Comprised of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of June 30, 2018 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,000	$7,953	$-	$-
Due after one year through five years	8,424	8,327	6	6
Due after five years through ten years	41,657	40,113	30	31
Due after ten years	149,187	143,707	4	4
Total	$207,268	$200,100	$40	$41

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2018

Available for sale:
Municipal securities	$6,595	$(243)	$2,100	$(65)	$8,695	$(308)
Agency securities	4,282	(123)	10,808	(189)	15,090	(312)
Real estate mortgage investment conduits (2)	28,220	(876)	16,407	(718)	44,627	(1,594)
Residential mortgage-backed securities (2)	48,120	(1,415)	36,251	(1,705)	84,371	(3,120)
Other mortgage-backed securities (3)	13,665	(364)	31,294	(1,479)	44,959	(1,843)
Total available for sale	$100,882	$(3,021)	$96,860	$(4,156)	$197,742	$(7,177)

March 31, 2018

Available for sale:
Municipal securities	$6,626	$(236)	$2,106	$(73)	$8,732	$(309)
Agency securities	5,301	(112)	15,797	(199)	21,098	(311)
Real estate mortgage investment conduits (1)	31,922	(774)	14,983	(581)	46,905	(1,355)
Residential mortgage-backed securities (2)	50,941	(1,192)	37,823	(1,523)	88,764	(2,715)
Other mortgage-backed securities (3)	16,355	(382)	29,351	(1,139)	45,706	(1,521)
Total available for sale	$111,145	$(2,696)	$100,060	$(3,515)	$211,205	$(6,211)

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three months ended June 30, 2018 and 2017. Investment securities available for sale with an amortized cost of $3.5 million and $3.7 million and an estimated fair value of $3.4 million and $3.6 million at June 30, 2018 and March 31, 2018, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable as of June 30, 2018 and March 31, 2018 are reported net of deferred loan fees totaling $3.8 million and $3.6 million, respectively. Loans receivable are also reported net of discounts and premiums totaling $2.1 million and $1.9 million, respectively, as of June 30, 2018, compared to $2.2 million and $2.0 million, respectively, as of March 31, 2018. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	June 30, 2018	March 31, 2018
Commercial and construction
Commercial business	$148,257	$137,672
Commercial real estate	448,019	450,597
Land	17,304	15,337
Multi-family	58,794	63,080
Real estate construction	53,156	39,584
Total commercial and construction	725,530	706,270

Consumer
Real estate one-to-four family	88,212	90,109
Other installment (1)	12,844	14,997
Total consumer	101,056	105,106

Total loans	826,586	811,376

Less: Allowance for loan losses	11,349	10,766
Loans receivable, net	$815,237	$800,610

(1) Consists primarily of purchased automobile loans totaling $10.8 million and $12.9 million at June 30, 2018 and March 31, 2018, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2018, loans carried at $517.4 million were pledged as collateral to the Federal Home Loan Bank of Des Moines ("FHLB") and Federal Reserve Bank of San Francisco ("FRB") pursuant to borrowing agreements.

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). As of June 30, 2018 and March 31, 2018, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended June 30, 2018	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,668	$4,914	$220	$822	$618	$1,809	$715	$10,766
Provision for (recapture of) loan losses	131	(598)	38	(41)	237	19	14	(200)
Charge-offs	-	-	-	-	-	(92)	-	(92)
Recoveries	-	823	-	-	-	52	-	875
Ending balance	$1,799	$5,139	$258	$781	$855	$1,788	$729	$11,349

Three months ended June 30, 2017

Beginning balance	$1,418	$5,084	$228	$297	$714	$2,099	$688	$10,528
Provision for (recapture of) loan losses	(30)	92	(146)	205	(46)	(96)	21	-
Charge-offs	-	-	-	-	-	(82)	-	(82)
Recoveries	3	-	137	-	-	11	-	151
Ending balance	$1,391	$5,176	$219	$502	$668	$1,932	$709	$10,597

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
June 30, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,799	$1,799	$173	$148,084	$148,257
Commercial real estate	-	5,139	5,139	2,596	445,423	448,019
Land	-	258	258	751	16,553	17,304
Multi-family	-	781	781	1,632	57,162	58,794
Real estate construction	-	855	855	-	53,156	53,156
Consumer	64	1,724	1,788	1,414	99,642	101,056
Unallocated	-	729	729	-	-	-
Total	$64	$11,285	$11,349	$6,566	$820,020	$826,586

March 31, 2018

Commercial business	$-	$1,668	$1,668	$1,004	$136,668	$137,672
Commercial real estate	-	4,914	4,914	2,883	447,714	450,597
Land	-	220	220	763	14,574	15,337
Multi-family	-	822	822	1,644	61,436	63,080
Real estate construction	-	618	618	-	39,584	39,584
Consumer	69	1,740	1,809	1,428	103,678	105,106
Unallocated	-	715	715	-	-	-
Total	$69	$10,697	$10,766	$7,722	$803,654	$811,376

Non-accrual loans:  Loans are reviewed regularly and it is the Company's general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $24,000 for each of the three months ended June 30, 2018 and 2017.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

June 30, 2018	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$-	$-	$173	$173	$148,084	$148,257
Commercial real estate	370	-	1,167	1,537	446,482	448,019
Land	-	-	751	751	16,553	17,304
Multi-family	-	-	-	-	58,794	58,794
Real estate construction	-	-	-	-	53,156	53,156
Consumer	229	-	253	482	100,574	101,056
Total	$599	$-	$2,344	$2,943	$823,643	$826,586

March 31, 2018

Commercial business	$7	$-	$178	$185	$137,487	$137,672
Commercial real estate	-	-	1,200	1,200	449,397	450,597
Land	-	-	763	763	14,574	15,337
Multi-family	-	-	-	-	63,080	63,080
Real estate construction	-	-	-	-	39,584	39,584
Consumer	513	-	277	790	104,316	105,106
Total	$520	$-	$2,418	$2,938	$808,438	$811,376

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$143,073	$1,971	$3,213	$-	$-	$148,257
Commercial real estate	437,383	7,699	2,937	-	-	448,019
Land	16,553	-	751	-	-	17,304
Multi-family	56,609	2,164	21	-	-	58,794
Real estate construction	53,156	-	-	-	-	53,156
Consumer	100,803	-	253	-	-	101,056
Total	$807,577	$11,834	$7,175	$-	$-	$826,586

March 31, 2018

Commercial business	$132,309	$1,976	$3,387	$-	$-	$137,672
Commercial real estate	440,123	7,489	2,985	-	-	450,597
Land	14,574	-	763	-	-	15,337
Multi-family	60,879	2,190	11	-	-	63,080
Real estate construction	39,584	-	-	-	-	39,584
Consumer	104,829	-	277	-	-	105,106
Total	$792,298	$11,655	$7,423	$-	$-	$811,376

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

June 30, 2018	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$173	$-	$173	$188	$-
Commercial real estate	2,596	-	2,596	3,496	-
Land	751	-	751	784	-
Multi-family	1,632	-	1,632	1,740	-
Consumer	290	1,124	1,414	1,526	64
Total	$5,442	$1,124	$6,566	$7,734	$64
March 31, 2018

Commercial business	$1,004	$-	$1,004	$1,062	$-
Commercial real estate	2,883	-	2,883	3,816	-
Land	763	-	763	790	-
Multi-family	1,644	-	1,644	1,765	-
Consumer	294	1,134	1,428	1,544	69
Total	$6,588	$1,134	$7,722	$8,977	$69

	Three Months ended June 30, 2018		Three Months ended June 30, 2017
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$588	$-	$704	$20
Commercial real estate	2,740	16	5,674	30
Land	757	-	796	-
Multi-family	1,638	22	1,686	23
Consumer	1,421	16	1,470	15
Total	$7,144	$54	$10,330	$88

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	June 30, 2018			March 31, 2018
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$173	$173	$826	$178	$1,004
Commercial real estate	1,429	1,167	2,596	1,683	1,200	2,883
Land	-	751	751	-	763	763
Multi-family	1,632	-	1,632	1,644	-	1,644
Consumer	1,414	-	1,414	1,428	-	1,428
Total	$4,475	$2,091	$6,566	$5,581	$2,141	$7,722

At June 30, 2018, the Company had no commitments to lend additional funds on these loans. At June 30, 2018, all of the Company's TDRs were paying as agreed except for one commercial business TDR loan totaling $173,000 and two commercial real estate TDR loans totaling $1.2 million that defaulted since the loans were modified.

There were no new TDRs for the three months ended June 30, 2018 and 2017. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended June 30, 2018.

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

An interim impairment test was not deemed necessary as of June 30, 2018 due to the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.5 million at both June 30, 2018 and March 31, 2018, are reflected in the consolidated balance sheets in the liabilities section, under the caption "junior subordinated debentures." The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $836,000 at both June 30, 2018 and March 31, 2018, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at June 30, 2018 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	3.70%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	3.69%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	5.44%	6/2033
		27,836
Fair value adjustment (4)		(1,329)
Total Debentures		$26,507

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

(3) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%

(4) Amount, net of accretion, attributable to the MBank transaction. See Note 3.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
June 30, 2018	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$8,695	$-	$8,695	$-
Agency securities	17,107	-	17,107	-
Real estate mortgage investment conduits	44,673	-	44,673	-
Residential mortgage-backed securities	84,666	-	84,666	-
Other mortgage-backed securities	44,959	-	44,959	-
Total assets measured at fair value on a recurring basis	$200,100	$-	$200,100	$-

March 31, 2018

Investment securities available for sale:
Municipal securities	$8,732	$-	$8,732	$-
Agency securities	22,102	-	22,102	-
Real estate mortgage investment conduits	46,955	-	46,955	-
Residential mortgage-backed securities	89,074	-	89,074	-
Other mortgage-backed securities	46,358	-	46,358	-
Total assets measured at fair value on a recurring basis	$213,221	$-	$213,221	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 for the three months ended June 30, 2018 and 2017.

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

Management reviews the pricing information received from the third-party pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, management compares prices received from the pricing service to discounted cash flow models or by performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to help ensure prices represent a reasonable estimate of fair value.

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
June 30, 2018	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$1,060	$-	$-	$1,060

March 31, 2018

Impaired loans	$2,143	$-	$-	$2,143

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2018 and March 31, 2018:

	Valuation Technique	Significant Unobservable Inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	N/A (1)

(1) There were no adjustments to appraised values of impaired loans as of June 30, 2018 and March 31, 2018.

For information regarding the Company's method for estimating the fair value of impaired loans, which reflects the exit price notion, see Note 8 – Allowance For Loan Losses.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

June 30, 2018	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$33,268	$33,268	$-	$-	$33,268
Certificates of deposit held for investment	4,971	-	4,962	-	4,962
Investment securities available for sale	200,100	-	200,100	-	200,100
Investment securities held to maturity	40	-	41	-	41
Loans receivable, net	815,237	-	-	807,410	807,410
FHLB stock	1,353	-	1,353	-	1,353

Liabilities:
Time deposits	113,466	-	111,181	-	111,181
Junior subordinated debentures	26,507	-	-	15,496	15,496
Capital lease obligation	2,424	-	2,424	-	2,424

	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
March 31, 2018
Assets:
Cash and cash equivalents	$44,767	$44,767	$-	$-	$44,767
Certificates of deposit held for investment	5,967	-	5,959	-	5,959
Loans held for sale	210	-	210	-	210
Investment securities available for sale	213,221	-	213,221	-	213,221
Investment securities held to maturity	42	-	43	-	43
Loans receivable, net	800,610	-	-	792,916	792,916
FHLB stock	1,353	-	1,353	-	1,353

Liabilities:
Time deposits	123,144	-	120,940	-	120,940
Junior subordinated debentures	26,484	-	-	15,274	15,274
Capital lease obligation	2,431	-	2,431	-	2,431

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

12.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which created FASB Accounting Standards Codification (ASC) Topic 606 ("ASC 606"). ASC 606 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The Company adopted ASC 606 on April 1, 2018 using the modified retrospective approach. Therefore, the comparative information has not been adjusted and continues to be reported under superseded ASC 605. There was no cumulative effect adjustment as of April 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the three months ended June 30, 2018; however, additional disclosures were incorporated in the footnotes upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Company elected to apply the practical expedient pursuant to ASC 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less. See Note 13 for additional discussion.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 generally requires equity investments – except those accounted for under the equity method of accounting or those that result in consolidation of the investee – to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU 2016-01 also eliminates certain disclosures related to the fair value of financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU on April 1, 2018. As required by ASU 2016-01, the fair value disclosure for loans receivable was computed using an exit price notion and deposits with no stated maturity are no longer included in the fair value disclosures in Note 11.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of carrying amount. ASU 2016-13 also changes the accounting for PCI debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, management anticipates the allowance for loan losses will increase as a result of the implementation of ASU 2016-13; however, until its evaluation is complete, the magnitude of the increase will not be known.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation – Stock Compensation: Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to ASU 2017-09, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. ASU 2017-09 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU on April 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Act. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within AOCI. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate tax rate is recognized. The Company elected to early adopt ASU 2018-02 and, as a result, reclassified $342,000 of stranded tax effects from AOCI to retained earnings in the fourth quarter of the fiscal year ended March 31, 2018.

13.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company's revenue is from interest income, which is not in the scope of ASC 606. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of REO, which are included in non-interest expense.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by our systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Company is generally the principal in these contracts, with the exception of interchanges fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by our systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue

The following table includes the Company's non-interest income disaggregated by type of service for the three months ended June 30, 2018 and 2017 (in thousands):

	June 30, 2018	June 30, 2017

Asset management fees	$926	$853
Debit card and ATM fees	805	739
Deposit related fees	443	419
Loan related fees	344	125
BOLI (1)	179	207
Net gains on sales of loans held for sale (1)	152	225
FHLMC loan servicing fees (1)	27	28
Other, net	176	142
Total non-interest income	$3,052	$2,738

(1) Not in scope of ASC 606

For the three months ended June 30, 2018 and 2017, substantially all of the Company's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized in scope of ASC 606

Asset management fees: Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by clients through the Trust Company. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each quarter.

Debit card and ATM fees: Debit and ATM interchange income represents fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from debit cardholder transactions through the MasterCard® payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' debit card. Certain expenses directly associated with the debit cards are recorded on a net basis with the interchange income.

Deposit related fees: Fees are earned on the Bank's deposit accounts for various products offered to or services performed for the Bank's customers. Fees include business account fees, non-sufficient fund fees, stop payment fees, wire services, safe deposit box and others. These fees are recognized on a daily, monthly or quarterly basis, depending on the type of service.

Loan related fees: Non-interest loan fee income is earned on loans that the Bank services, excluding loans serviced for the FHLMC which are not within the scope of ASC 606. Loan related fees include prepayment fees, late charges, brokered loan fees, maintenance fees and others. These fees are recognized on a daily, monthly, quarterly or annual basis, depending on the type of service.

Other: Fees earned on other services, such as merchant services or occasional non-recurring type services, are recognized at the time of the event or the applicable billing cycle.

Contract Balances

As of June 30, 2018, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

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

Significant off-balance sheet commitments at June 30, 2018 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$29,287
Fixed-rate	25,456
Standby letters of credit	2,432
Undisbursed loan funds and unused lines of credit	151,784
Total	$208,959

At June 30, 2018, the Company had firm commitments to sell $619,000 of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2018, loans under warranty totaled $117.3 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At June 30, 2018, the Company had an allowance for FHLMC loans of $26,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the three months ended June 30, 2018 and 2017.

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2018 Form 10-K under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies." That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosures contained in the Company's 2018 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's loans receivable, net, totaled $815.2 million at June 30, 2018 compared to $800.6 million at March 31, 2018.

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

Economic conditions in the Company's market areas have generally been positive compared to the past recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 4.8% at May 31, 2018 compared to 5.3% at March 31, 2018 and 5.0% at June 30, 2017. According to the Oregon Employment Department, unemployment in Portland, Oregon decreased to 3.5% at May 31, 2018 compared to 3.7% at March 31, 2018 and 3.6% at June 30, 2017. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland, Oregon have increased to 2.1 months at June 30, 2018 compared to 1.6 months at both March 31, 2018 and June 30, 2017. Residential home inventory levels in Clark County have increased to 2.1 months at June 30, 2018 compared to 1.6 months at both March 31, 2018 and June 30, 2017. According to the RMLS, closed home sales in Clark County decreased 7.6% in June 2018 compared to June 2017. Closed home sales during June 2018 in Portland, Oregon decreased 8.4% compared to June 2017. The local area has also experienced an increase in sales activity for building lots during the past twelve months. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area have been thriving and the vacancy rates in the Portland/Vancouver area have been relatively low.

Operating Strategy

Fiscal year 2018 marked the 95th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At June 30, 2018 commercial and construction loans represented 87.8% of total loans compared to 87.1% at March 31, 2018. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Implementation of a Profit Improvement Plan ("PIP"). The Company has formed a committee comprised of several members of management and the board of directors to undertake several initiatives to reduce non-interest expense and continue its on-going efforts to identify cost saving opportunities throughout all aspects of the Company's operations. The PIP committee's mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment and other non-interest expenditures. As a result, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 62.0% at June 30, 2018.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, whereby the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, text banking and mobile payments. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add other products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust

Company to increase its fee income. Assets under management by the Trust Company totaled $575.2 million and $484.3 million at June 30, 2018 and March 31, 2018, respectively. Beginning in November 2017, the Company began offering a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company's commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
June 30, 2018

Commercial business	$148,257	$-	$-	$148,257
Commercial construction	-	-	37,365	37,365
Office buildings	-	121,758	-	121,758
Warehouse/industrial	-	88,488	-	88,488
Retail/shopping centers/strip malls	-	67,972	-	67,972
Assisted living facilities	-	2,887	-	2,887
Single purpose facilities	-	166,914	-	166,914
Land	-	17,304	-	17,304
Multi-family	-	58,794	-	58,794
One-to-four family construction	-	-	15,791	15,791
Total	$148,257	$524,117	$53,156	$725,530

March 31, 2018

Commercial business	$137,672	$-	$-	$137,672
Commercial construction	-	-	23,158	23,158
Office buildings	-	124,000	-	124,000
Warehouse/industrial	-	89,442	-	89,442
Retail/shopping centers/strip malls	-	68,932	-	68,932
Assisted living facilities	-	2,934	-	2,934
Single purpose facilities	-	165,289	-	165,289
Land	-	15,337	-	15,337
Multi-family	-	63,080	-	63,080
One-to-four family construction	-	-	16,426	16,426
Total	$137,672	$529,014	$39,584	$706,270

Comparison of Financial Condition at June 30, 2018 and March 31, 2018

Cash and cash equivalents, including interest-earning accounts, totaled $33.3 million at June 30, 2018 compared to $44.8 million at March 31, 2018. The decrease in cash and cash equivalents is primarily attributable to funding our loan growth and the decrease in deposit balances. The Company deploys a portion of its excess cash balances into investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. At June 30, 2018, certificates of deposits held for investment totaled $5.0 million compared to $6.0 million at March 31, 2018.

Investment securities totaled $200.1 million and $213.3 million at June 30, 2018 and March 31, 2018, respectively. The cash flow received from repayments of our investment securities during the quarter ended June 30, 2018 supplemented the cash needed to fund our loan growth and decrease in deposits. Our investment securities are primarily comprised of a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). For the quarter ended June 30, 2018, the Company determined that none of its investment securities required an other than temporary impairment ("OTTI") charge. For additional information, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $815.2 million at June 30, 2018 compared to $800.6 million at March 31, 2018. The increase was primarily due to net organic loan growth of $10.6 million and a net increase in the purchase of the guaranteed portion of SBA loans totaling $4.6 million. The Company has had steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Beginning in March 2017, the Company periodically began purchasing the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company's primary market area. These loans are purchased with servicing retained by the seller. At June 30, 2018, the Company's purchased SBA loan portfolio was $51.6 million compared to $47.0 million at March 31, 2018. During the quarter ended June 30, 2018, the Bank purchased $7.4 million of SBA loans, including premiums.

Deposits decreased $13.3 million to $982.4 million at June 30, 2018 compared to $995.7 million at March 31, 2018. The Company had no wholesale-brokered deposits as of June 30, 2018 or March 31, 2018. Core branch deposits accounted for 97.9% of total deposits at June 30, 2018 compared to 98.3% at March 31, 2018. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $2.9 million to $119.8 million at June 30, 2018 from $116.9 million at March 31, 2018. The increase was mainly attributable to net income of $4.4 million. Accumulated other comprehensive loss related to unrealized holding losses on securities available for sale increased $736,000, decreasing shareholders' equity. In addition, shareholders' equity decreased due to cash dividends declared of $790,000 for the three months ended June 30, 2018. The Company did not repurchase any shares of common stock for the three months ended June 30, 2018 or for the fiscal year ended March 31, 2018.

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of June 30, 2018, the Bank was "well capitalized" as defined under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain the minimum capital ratios set forth in the tables below.

The Bank's actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total Capital:
(To Risk-Weighted Assets)	$125,954	15.59%	$64,645	8.0%	$80,807	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	115,831	14.33	48,484	6.0	64,645	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	115,831	14.33	36,363	4.5	52,524	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	115,831	10.46	44,312	4.0	55,390	5.0

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total Capital:
(To Risk-Weighted Assets)	$123,061	15.41%	$63,868	8.0%	$79,835	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	113,066	14.16	47,901	6.0	63,868	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	113,066	14.16	35,926	4.5	51,893	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	113,066	10.26	44,093	4.0	55,116	5.0

In addition to the minimum common equity tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement started to be phased in beginning in January 2016 when more than 0.625% of risk-weighted assets was required and increases each year until fully implemented to an amount greater than 2.5% of risk-weighted assets in January 2019. As of June 30, 2018, the Bank's CET1 capital exceeded the required capital conservation buffer at an amount greater than 1.875%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at June 30, 2018, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to help ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2018, the Bank used its sources of funds primarily to fund loan commitments. At June 30, 2018, cash and available for sale investments totaled $238.3 million, or 20.9% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At June 30, 2018, the Company had no advances from the FRB and a borrowing capacity of $54.9 million from the FRB, subject to sufficient collateral. At June 30, 2018, there were no borrowings from the FHLB and the Company had an available credit facility of $279.8 million, subject to sufficient collateral and stock investment. At June 30, 2018, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At June 30, 2018 and March 31, 2018, the Bank had no wholesale brokered deposits. The Bank participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $19.7 million, or 2.0% of total deposits, and $23.6 million, or 2.4% of total deposits, at June 30, 2018 and March 31, 2018, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At June 30, 2018 and March 31, 2018, the Company had no deposits through this listing service. Although the Company did not originate any internet based deposits during the quarter ended June 30, 2018, or during the year ended March 31, 2018, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank's funding sources gives the Bank available liquidity of $738.6 million, or 64.8% of total assets at June 30, 2018.

At June 30, 2018, the Company had total commitments of $209.0 million, which includes commitments to extend credit of $54.7 million, unused lines of credit and undisbursed balances of $151.8 million and standby letters of credit totaling $2.4 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year totaled $82.8 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $60.0 million.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2018, Riverview Bancorp, Inc. had $7.5 million in cash to meet liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, decreased to $2.3 million or 0.21% of total assets at June 30, 2018 compared to $2.7 million or 0.24% of total assets at March 31, 2018.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands):

	June 30, 2018		March 31, 2018
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	1	$173	1	$178
Commercial real estate	2	1,167	2	1,200
Land	1	751	1	763
Consumer	19	253	12	277
Total	23	$2,344	16	$2,418

The Company continues to focus on managing the residential construction and land acquisition and development loan portfolios. At June 30, 2018, the Company's residential construction and land acquisition and development loan portfolios were $15.8 million and $17.3 million, respectively, as compared to $16.4 million and $15.3 million, respectively, at March 31, 2018. The percentage of nonperforming loans in the land acquisition and development loan portfolios at June 30, 2018 was 4.34%, compared 4.97% at March 31, 2018. There were no nonperforming residential construction loans at June 30, 2018 or March 31, 2018. For the three months ended June 30, 2018, there were no charge-offs or recoveries in the residential construction loan portfolio or in the land development loan portfolio.

The Company had no REO as of June 30, 2018. The Company's REO totaled $298,000 at March 31, 2018. The $298,000 balance of REO that existed as of March 31, 2018 was comprised of a one-to-four family real estate property located in Washington. This REO property was sold during the three months ended June 30, 2018 for approximately its carrying value. There were no valuation write-downs or transfers to REO for the three months ended June 30, 2018.

The allowance for loan losses was $11.3 million or 1.37% of total loans at June 30, 2018 compared to $10.8 million or 1.33% of total loans at March 31, 2018. The ----balance of the allowance for loan losses at June 30, 2018 reflects the lower levels of delinquent, nonperforming and classified loans, elevated levels of net recoveries, as well as stabilizing real estate values in our market areas. The Company recorded a recapture of loan losses of $200,000 for the three months ended June 30, 2018.

The coverage ratio of allowance for loan losses to nonperforming loans was 484.17% at June 30, 2018 compared to 445.24% at March 31, 2018. At June 30, 2018, the Company identified $2.1 million or 89.22% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at June 30, 2018 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company's impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At June 30, 2018, the Company had TDRs totaling $6.6 million, of which $4.5 million were on accrual status. As of June 30, 2018, all of the Company's TDRs were paying pursuant to their modified loan terms except for one commercial business TDR loan totaling $173,000 and two commercial real estate TDR loans totaling $1.2 million that defaulted since these loans were modified. The related amount of interest income recognized on TDRs was $54,000 and $88,000 for the three months ended June 30, 2018 and 2017, respectively.

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

The following table sets forth information regarding the Company's nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2018	March 31, 2018

Loans accounted for on a non-accrual basis:
Commercial business	$173	$178
Other real estate mortgage	1,918	1,963
Consumer	253	277
Total	2,344	2,418
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	2,344	2,418
REO	-	298
Total nonperforming assets	$2,344	$2,716

Foregone interest on non-accrual loans (1)	$24	$102
Total nonperforming loans to total loans	0.28%	0.30%
Total nonperforming loans to total assets	0.21%	0.21%
Total nonperforming assets to total assets	0.21%	0.24%

(1) Three months ended June 30, 2018 and year ended March 31, 2018.

The following tables set forth information regarding the Company's nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2018

Commercial business	$-	$173	$-	$-	$173
Commercial real estate	970	197	-	-	1,167
Land	751	-	-	-	751
Consumer	-	175	-	78	253
Total nonperforming loans	1,721	545	-	78	2,344
REO	-	-	-	-	-
Total nonperforming assets	$1,721	$545	$-	$78	$2,344

March 31, 2018

Commercial business	$-	$178	$-	$-	$178
Commercial real estate	997	203	-	-	1,200
Land	763	-	-	-	763
Consumer	-	206	-	71	277
Total nonperforming loans	1,760	587	-	71	2,418
REO	-	-	298	-	298
Total nonperforming assets	$1,760	$587	$298	$71	$2,716

The composition of land acquisition and development and speculative construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
June 30, 2018

Land development	$203	$861	$16,240	$17,304
Speculative construction	873	-	12,526	13,399
Total land development and speculative construction	$1,076	$861	$28,766	$30,703

March 31, 2018

Land development	$482	$881	$13,974	$15,337
Speculative construction	400	421	12,596	13,417
Total land development and speculative construction	$882	$1,302	$26,570	$28,754

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands):

	June 30, 2018		March 31, 2018
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	11	$3,040	11	$3,209
Commercial real estate	2	1,770	2	1,785
Multi-family	2	21	1	11
Total	15	$4,831	14	$5,005

At June 30, 2018, loans delinquent 30 - 89 days were 0.07% of total loans compared to 0.06% at March 31, 2018. At June 30, 2018, loans 30 - 89 days delinquent in the commercial real estate and consumer portfolios totaled $370,000 and $229,000, respectively. There were no loans 30-89 days delinquent in any other loan category at June 30, 2018. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 54.20% of total loans and commercial business and consumer loans represented 17.94% and 12.23% of total loans, respectively.

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

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Net Income. Net income was $4.4 million, or $0.20 per diluted share for the three months ended June 30, 2018, compared to $2.7 million, or $0.12 per diluted share for same prior year period. The Company's earnings improved due to the impact of utilizing a lower effective tax rate due to the Tax Act as well as increases in both interest and dividend income and non-interest income.

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

Net interest income for the three months ended June 30, 2018 was $11.5 million, representing an increase of $1.1 million, or 10.10%, from $10.4 million during the same prior year period. The net interest margin for the three months ended June 30, 2018 was 4.40% compared to 4.09% for the three months ended June 30, 2017. This increase was attributable to the increases in the average balance of both loans receivable and investment securities in addition to the recovery of $585,000 of nonaccrual interest from two loans that were previously charged off. The positive impact on the net interest margin from the recovery of nonaccrual interest was 23 basis points for the quarter ended June 30, 2018.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2018 increased $1.1 million to $12.1 million compared to $11.0 million for the same period in the prior year. The increase was due primarily to an increase in interest on loans receivable of $988,000 and interest on investment securities of $88,000.

The average balance of net loans increased $26.7 million to $813.0 million for the three months ended June 30, 2018 from $786.3 million for the same prior year period. The average yield on net loans was 5.32% for the three months ended June 30, 2018 compared to 4.99% for the same three months in the prior year.

Interest Expense. Interest expense totaled $618,000 for the three months ended June 30, 2018 compared to $590,000 for the three months ended June 30, 2017. The increase in interest expense was primarily the result of an increase in interest expense related to variable rate junior subordinated debentures, which reprice quarterly based on the three-month LIBOR. The weighted average interest rate on interest-bearing deposits decreased to 0.15% for the three months ended June 30, 2018 from 0.18% for the same period in the prior year. The decrease in the weighted average interest rate on interest-bearing deposits was primarily due to the decrease in the average balance of certificates of deposit and the managed run-off of certain higher cost certificates of deposits acquired in the MBank transaction.

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

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$637,739	$8,797	5.53%	$637,650	$7,682	4.83%
Non-mortgage loans	175,238	1,980	4.53	148,667	2,107	5.68
Total net loans (1)	812,977	10,777	5.32	786,317	9,789	4.99

Investment securities (2)	215,959	1,246	2.31	209,308	1,155	2.21
Daily interest-earning assets	49	-	-	98	-	-
Other earning assets	19,588	93	1.90	27,473	87	1.27
Total interest-earning assets	1,048,573	12,116	4.63	1,023,196	11,031	4.32

Non-interest-earning assets:
Office properties and equipment, net	15,778			16,147
Other non-interest-earning assets	67,149			72,803
Total assets	$1,131,500			$1,112,146

Interest-bearing liabilities:
Regular savings accounts	$134,986	34	0.10	$125,892	32	0.10
Interest checking accounts	177,278	25	0.06	166,451	24	0.06
Money market accounts	263,203	80	0.12	276,712	84	0.12
Certificates of deposit	117,704	121	0.41	147,012	182	0.50
Total interest-bearing deposits	693,171	260	0.15	716,067	322	0.18

Other interest-bearing liabilities	32,894	358	4.37	29,105	268	3.69
Total interest-bearing liabilities	726,065	618	0.34	745,172	590	0.32

Non-interest-bearing liabilities:
Non-interest-bearing deposits	278,481			245,354
Other liabilities	7,978			7,959
Total liabilities	1,012,524			998,485
Shareholders' equity	118,976			113,661
Total liabilities and shareholders' equity	$1,131,500			$1,112,146
Net interest income		$11,498			$10,441
Interest rate spread			4.29%			4.00%
Net interest margin			4.40%			4.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			144.42%			137.31%

Tax equivalent adjustment (3)		$11			$8

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended June 30, 2018 vs 2017

	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$1	$1,114	$1,115
Non-mortgage loans	340	(467)	(127)
Investment securities (1)	38	53	91
Other earning assets	(29)	35	6
Total interest income	350	735	1,085

Interest Expense:
Regular savings accounts	2	-	2
Interest checking accounts	1	-	1
Money market accounts	(4)	-	(4)
Certificates of deposit	(32)	(29)	(61)
Other interest-bearing liabilities	38	52	90
Total interest expense	5	23	28
Net interest income	$345	$712	$1,057

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

In accordance with GAAP, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $2.1 million and $2.2 million at June 30, 2018 and March 31, 2018, respectively.

There was a recapture of loan losses of $200,000 for the three months ended June 30, 2018, compared to no provision for or recapture of loan losses for the same prior year period. The recapture of loan losses and lack of a provision for loan losses for the three months ended June 30, 2018 and 2017, respectively, continues to be based primarily upon net recoveries and stabilizing real estate values in our market areas.

Net recoveries for the three months ended June 30, 2018 and 2017 were $783,000 and $69,000, respectively. Annualized net recoveries to average net loans for the three month periods ended June 30, 2018 and 2017 were 0.39% and 0.04%, respectively. The net recoveries occurred primarily as a result of stabilization in the level of delinquent, nonperforming and classified loans and the stabilization of real estate values in our market areas as well as an increase in recoveries on previously charged off loans. During the quarter ended June 30, 2018, the Company received $581,000 and $242,000 in recovery payments on two loans, respectively, that were previously charged off. No additional recoveries are expected on these loans as the Company has fully recouped its prior charge-offs. Nonperforming loans were $2.3 million at June 30, 2018, compared to $2.8 million at June 30, 2017. The ratio of allowance for loan losses to nonperforming loans was 484.17% at June 30, 2018 compared to 379.55% at June 30, 2017. See "Asset Quality" above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of June 30, 2018, the Company had identified $6.6 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $5.4 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At June 30, 2018, charge-offs on these impaired loans totaled $460,000 from their original loan balances. The remaining $1.1 million of impaired loans have specific valuation allowances totaling $64,000.

Non-Interest Income. Non-interest income increased $314,000 for the three months ended June 30, 2018 compared to the same prior year period. The increase resulted primarily from an increase in fees and service charges and asset management fees of $348,000 and $73,000, respectively, for the three months ended June 30, 2018 compared to the same prior year period. These increases were offset by a decrease in net gains on sales of loans held for sale of $73,000.

Non-Interest Expense. Non-interest expense decreased $155,000 for the three months ended June 30, 2018 compared to the same prior year period. Salaries and employee benefits increased $156,000 for the three months ended June 30, 2018 compared to the same prior year period due to additional staffing attributable to the overall growth of the Company. Professional fees decreased $131,000 for the three months ended June 30, 2018 compared to the same prior year period primarily due to the absence of professional fees incurred related to the MBank transaction in the prior year. FDIC insurance premium expense decreased $69,000 for the three months ended June 30, 2018 compared to the same prior year period primarily due to a lower FDIC assessment rate for the three months ended June 30, 2018 compared to the same prior year period.

Income Taxes. The provision for income taxes was $1.3 million for the three months ended June 30, 2018 and June 30, 2017. Although income before income taxes increased, the provision for income taxes remained relatively unchanged for the three months ended June 30, 2018 and 2017 as a result of utilizing a lower effective corporate income tax rate for the three months ended June 30, 2018 due to the Tax Act. Income before income taxes was $5.7 million and $4.0 million for the three months ended June 30, 2018 and 2017, respectively. The Company's effective tax rate for the three months ended June 30, 2018 and 2017 was 22.3% and 33.6%, respectively. As of June 30, 2018, management deemed that a valuation allowance related to the Company's deferred tax asset was not necessary. At June 30, 2018, the Company had a net deferred tax asset of $5.0 million compared to $4.8 million at March 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2018 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2018 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect on June 30, 2018 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended June 30, 2018, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Form 10-K for the year ended March 31, 2018.

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
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

RIVERVIEW BANCORP, INC.

By:	/S/ Kevin J. Lycklama	By:	/S/ David Lam
	Kevin J. Lycklama		David Lam
	President and Chief Executive Officer		Executive Vice President and
	Director		Chief Financial Officer
	(Principal Executive Officer)		(Principal Executive Officer)

Date:	August 9, 2018	Date:	August 9, 2018

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Shareholders' Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements