Form 10-Q
period 2018-09-30
RIVERVIEW BANCORP INC
filed 2018-11-07
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  [X]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of "large accelerated filer", "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,598,712 shares outstanding as of November 7, 2018.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information Page	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018	2

	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2018 and 2017	3

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2018 and 2017	4

	Consolidated Statements of Equity for the Six Months Ended September 30, 2018 and 2017	5

	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2018 and 2017	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4:	Controls and Procedures	42

Part II.	Other Information	43-44

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		45

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2018 AND MARCH 31, 2018
(In thousands, except share and per share data) (Unaudited)	September 30, 2018	March 31, 2018
ASSETS
Cash and cash equivalents (including interest-earning accounts of $12,537 and $30,052)	$27,080	$44,767
Certificates of deposit held for investment	3,984	5,967
Loans held for sale	-	210
Investment securities:
Available for sale, at estimated fair value	190,792	213,221
Held to maturity, at amortized cost (estimated fair value of $39 and $43)	38	42
Loans receivable (net of allowance for loan losses of $11,513 and $10,766)	838,329	800,610
Real estate owned ("REO")	-	298
Prepaid expenses and other assets	5,104	3,870
Accrued interest receivable	3,671	3,477
Federal Home Loan Bank stock, at cost	1,353	1,353
Premises and equipment, net	15,403	15,783
Deferred income taxes, net	5,352	4,813
Mortgage servicing rights, net	344	388
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	1,011	1,103
Bank owned life insurance ("BOLI")	28,910	28,557
TOTAL ASSETS	$1,148,447	$1,151,535
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$982,272	$995,691
Accrued expenses and other liabilities	13,767	9,391
Advanced payments by borrowers for taxes and insurance	1,050	637
Junior subordinated debentures	26,530	26,484
Capital lease obligation	2,418	2,431
Total liabilities	1,026,037	1,034,634
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
September 30, 2018 – 22,598,712 issued and outstanding	226	226
March 31, 2018 – 22,570,179 issued and outstanding
Additional paid-in capital	65,044	64,871
Retained earnings	63,642	56,552
Accumulated other comprehensive loss	(6,502)	(4,748)
Total shareholders' equity	122,410	116,901
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,148,447	$1,151,535

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$10,943	$9,994	$21,720	$19,783
Interest on investment securities – taxable	1,116	1,079	2,314	2,212
Interest on investment securities – nontaxable	36	14	73	28
Other interest and dividends	118	228	211	315
Total interest and dividend income	12,213	11,315	24,318	22,338

INTEREST EXPENSE:
Interest on deposits	259	313	519	635
Interest on borrowings	352	277	710	545
Total interest expense	611	590	1,229	1,180
Net interest income	11,602	10,725	23,089	21,158
Provision for loan losses	250	-	50	-
Net interest income after provision for loan losses	11,352	10,725	23,039	21,158

NON-INTEREST INCOME:
Fees and service charges	1,690	1,490	3,445	2,897
Asset management fees	943	818	1,869	1,671
Net gains on sales of loans held for sale	44	157	196	382
BOLI	174	204	353	411
Other, net	165	44	205	90
Total non-interest income, net	3,016	2,713	6,068	5,451

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,283	5,251	10,861	10,673
Occupancy and depreciation	1,351	1,412	2,710	2,758
Data processing	622	580	1,253	1,196
Amortization of CDI	46	58	92	116
Advertising and marketing	266	256	458	490
FDIC insurance premium	85	136	161	281
State and local taxes	182	177	350	331
Telecommunications	88	103	181	207
Professional fees	387	261	671	676
Other	605	525	1,197	1,205
Total non-interest expense	8,915	8,759	17,934	17,933

INCOME BEFORE INCOME TAXES	5,453	4,679	11,173	8,676
PROVISION FOR INCOME TAXES	1,224	1,620	2,502	2,963
NET INCOME	$4,229	$3,059	$8,671	$5,713

Earnings per common share:
Basic	$0.19	$0.14	$0.38	$0.25
Diluted	0.19	0.14	0.38	0.25
Weighted average number of common shares outstanding:
Basic	22,579,839	22,518,941	22,575,009	22,511,935
Diluted	22,658,737	22,609,480	22,655,297	22,599,851

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands) (Unaudited)	2018	2017	2018	2017

Net income	$4,229	$3,059	$8,671	$5,713

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities arising
during the period, net of tax of $313, ($105), $539 and ($321), respectively	(1,018)	191	(1,754)	584

Total comprehensive income, net	$3,211	$3,250	$6,917	$6,297

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Common Stock		Additional		Unearned Shares Issued to Employee Stock Ownership	Accumulated Other
(In thousands, except share data) (Unaudited)	Shares	Amount	Paid-In Capital	Retained Earnings	Plan ("ESOP")	Comprehensive Loss	Total

Balance April 1, 2017	22,510,890	$225	$64,468	$48,335	$(77)	$(1,687)	$111,264

Net income	-	-	-	5,713	-	-	5,713
Cash dividends on common stock ($0.045 per share)	-	-	-	(1,014)	-	-	(1,014)
Exercise of stock options	23,022	-	102	-	-	-	102
Earned ESOP shares	-	-	42	-	51	-	93
Other comprehensive income, net	-	-	-	-	-	584	584

Balance September 30, 2017	22,533,912	$225	$64,612	$53,034	$(26)	$(1,103)	$116,742

Balance April 1, 2018	22,570,179	$226	$64,871	$56,552	$-	$(4,748)	$116,901

Net income	-	-	-	8,671	-	-	8,671
Cash dividends on common stock ($0.070 per share)	-	-	-	(1,581)	-	-	(1,581)
Exercise of stock options	28,533	-	151	-	-	-	151
Stock-based compensation expense	-	-	22	-	-	-	22
Other comprehensive loss, net	-	-	-	-	-	(1,754)	(1,754)

Balance September 30, 2018	22,598,712	$226	$65,044	$63,642	$-	$(6,502)	$122,410

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands) (Unaudited)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,671	$5,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,404	1,478
Purchased loans amortization (accretion), net	9	(158)
Provision for loan losses	50	-
Provision for deferred income taxes	-	1,122
Expense related to ESOP	-	93
Stock-based compensation expense	22	-
Increase in deferred loan origination fees, net of amortization	506	144
Origination of loans held for sale	(6,110)	(12,166)
Proceeds from sales of loans held for sale	6,419	12,567
Net gains on sales of loans held for sale and sale of REO	(198)	(382)
Income from BOLI	(353)	(411)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(1,307)	(486)
Accrued interest receivable	(194)	(170)
Accrued expenses and other liabilities	4,303	(2,219)
Net cash provided by operating activities	13,222	5,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(21,874)	14,557
Purchases of loans receivable	(16,350)	(18,697)
Principal repayments on investment securities available for sale	14,496	13,855
Purchases of investment securities available for sale	-	(14,024)
Proceeds from maturity of investment security available for sale	5,000	-
Principal repayments on investment securities held to maturity	4	18
Redemption of certificates of deposit held for investment	1,983	1,245
Purchases of premises and equipment and capitalized software	(194)	(133)
Proceeds from sale of REO	326	-
Net cash used in investing activities	(16,609)	(3,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(13,384)	10,324
Dividends paid	(1,467)	(956)
Proceeds from borrowings	59,740	17,925
Repayment of borrowings	(59,740)	(17,925)
Net increase in advance payments by borrowers	413	227
Principal payments on capital lease obligation	(13)	(11)
Proceeds from exercise of stock options	151	102
Net cash provided by (used in) financing activities	(14,300)	9,686

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,687)	11,632
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,767	64,613
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,080	$76,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,183	$1,102
Income taxes	4,591	2,170

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$791	$508
Other comprehensive income (loss)	(2,293)	905
Income tax effect related to other comprehensive income (loss)	539	(321)

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2018 ("2018 Form 10-K"). The unaudited consolidated results of operations for the six months ended September 30, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2019.

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

Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017, and – among other provisions – lowered the federal corporate income tax rate. As a result, the Company revalued its deferred tax assets and liabilities during the third quarter of the fiscal year ended March 31, 2018. In addition, the Company utilized a blended tax rate for its fiscal year ended March 31, 2018 given the Tax Act lowered the federal corporate tax rate effective January 1, 2018. For the three and six months ended September 30, 2018 and for the fiscal year ending March 31, 2019, the Company will utilize the enacted federal corporate income tax rate pursuant to the Tax Act.

In September 2018, the Bank completed a purchase and assumption transaction in which all of the Bank's Longview, Washington branch deposits were sold to a community bank headquartered in Longview. The Bank sold approximately $3.2 million of deposits and recognized a gain on sale of these deposits of approximately $70,000 in the fiscal quarter ended September 30, 2018. This gain on sale of deposits is included in other non-interest income in the Company's consolidated statements of income. This purchase and assumption transaction did not include the sale of any loans, or exchange of any assets or liabilities other than deposits. The Bank has closed the Longview branch and plans to sell the related land and building. Management has determined there is no impairment on the land and building of the Longview branch.

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

As of September 30, 2018, the Trust Company had 2,500 Trust Company stock options outstanding which had been granted to the President and Chief Executive Officer of the Trust Company. During the three and six months ended September 30, 2018, the Trust Company incurred $11,000 and $22,000, respectively, of stock-based compensation expense related to these options. During the year ended March 31, 2018, the Trust Company incurred $88,000 of stock-based compensation expense related to these options. None of the Trust Company stock options were exercised as of September 30, 2018.

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

The 1998 Plan, the 2003 Plan and the 2017 Plan are collectively referred to as "the Stock Option Plans".

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. There were no stock options granted under the Stock Option Plans during the three and six months ended September 30, 2018 and 2017.

As of September 30, 2018, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the three and six months ended September 30, 2018 and 2017 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Six Months Ended September 30, 2018		Six Months Ended September 30, 2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	141,365	$3.77	220,654	$4.74
Options exercised	(28,533)	5.30	(23,022)	4.43
Expired	(2,500)	8.12	(15,000)	14.49
Balance, end of period	110,332	$3.27	182,632	$3.98

The following table presents information on stock options outstanding under the Stock Option Plans as of September 30, 2018 and 2017, less estimated forfeitures:

	2018	2017
Stock options fully vested and expected to vest:
Number	110,332	182,632
Weighted average exercise price	$3.27	$3.98
Aggregate intrinsic value (1)	$614,000	$817,000
Weighted average contractual term of options (years)	2.70	3.20
Stock options fully vested and currently exercisable:
Number	110,332	182,632
Weighted average exercise price	$3.27	$3.98
Aggregate intrinsic value (1)	$614,000	$817,000
Weighted average contractual term of options (years)	2.70	3.20

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company's stock.

The total intrinsic value of stock options exercised under the Stock Option Plans was $118,000 and $67,000 for the six months ended September 30, 2018 and 2017, respectively.

5.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of September 30, 2018, all shares under the Company's ESOP were allocated. As of September 30, 2017, there were 24,633 shares which had not been allocated under the Company's ESOP. For the three and six months ended September 30, 2018, there were no stock options excluded in computing diluted EPS. For the three and six months ended September 30, 2017, stock options for 9,000 and 14,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Basic EPS computation:
Numerator-net income	$4,229,000	$3,059,000	$8,671,000	$5,713,000
Denominator-weighted average common shares outstanding	22,579,839	22,518,941	22,575,009	22,511,935
Basic EPS	$0.19	$0.14	$0.38	$0.25
Diluted EPS computation:
Numerator-net income	$4,229,000	$3,059,000	$8,671,000	$5,713,000
Denominator-weighted average common shares outstanding	22,579,839	22,518,941	22,575,009	22,511,935
Effect of dilutive stock options	78,898	90,539	80,288	87,916
Weighted average common shares and common stock equivalents	22,658,737	22,609,480	22,655,297	22,599,851
Diluted EPS	$0.19	$0.14	$0.38	$0.25

6.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
Available for sale:
Municipal securities	$8,964	$-	$(390)	$8,574
Agency securities	17,420	4	(412)	17,012
Real estate mortgage investment conduits (1)	44,108	1	(1,860)	42,249
Residential mortgage-backed securities (1)	83,865	3	(3,721)	80,147
Other mortgage-backed securities (2)	44,934	-	(2,124)	42,810
Total available for sale	$199,291	$8	$(8,507)	$190,792

Held to maturity:
Residential mortgage-backed securities (3)	$38	$1	$-	$39

March 31, 2018
Available for sale:
Municipal securities	$9,041	$-	$(309)	$8,732
Agency securities	22,412	1	(311)	22,102
Real estate mortgage investment conduits (1)	48,310	-	(1,355)	46,955
Residential mortgage-backed securities (1)	91,786	3	(2,715)	89,074
Other mortgage-backed securities (2)	47,878	1	(1,521)	46,358
Total available for sale	$219,427	$5	$(6,211)	$213,221

Held to maturity:
Residential mortgage-backed securities (3)	$42	$1	$-	$43

(1) Comprised of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of September 30, 2018 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,000	$7,971	$-	$-
Due after one year through five years	10,787	10,535	5	5
Due after five years through ten years	41,341	39,543	29	30
Due after ten years	139,163	132,743	4	4
Total	$199,291	$190,792	$38	$39

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2018

Available for sale:
Municipal securities	$5,293	$(289)	$3,281	$(101)	$8,574	$(390)
Agency securities	995	(9)	13,999	(403)	14,994	(412)
Real estate mortgage investment conduits (2)	20,660	(759)	21,546	(1,101)	42,206	(1,860)
Residential mortgage-backed securities (2)	28,498	(1,018)	51,415	(2,703)	79,913	(3,721)
Other mortgage-backed securities (3)	10,514	(259)	32,296	(1,865)	42,810	(2,124)
Total available for sale	$65,960	$(2,334)	$122,537	$(6,173)	$188,497	$(8,507)

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2018

Available for sale:
Municipal securities	$6,626	$(236)	$2,106	$(73)	$8,732	$(309)
Agency securities	5,301	(112)	15,797	(199)	21,098	(311)
Real estate mortgage investment conduits (1)	31,922	(774)	14,983	(581)	46,905	(1,355)
Residential mortgage-backed securities (2)	50,941	(1,192)	37,823	(1,523)	88,764	(2,715)
Other mortgage-backed securities (3)	16,355	(382)	29,351	(1,139)	45,706	(1,521)
Total available for sale	$111,145	$(2,696)	$100,060	$(3,515)	$211,205	$(6,211)

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three and six months ended September 30, 2018 and 2017. Investment securities available for sale with an amortized cost of $3.3 million and $3.7 million and a fair value of $3.2 million and $3.6 million at September 30, 2018 and March 31, 2018, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable as of September 30, 2018 and March 31, 2018 are reported net of deferred loan fees totaling $4.1 million and $3.6 million, respectively. Loans receivable are also reported net of discounts and premiums totaling $1.9 million and $1.9 million as of September 30, 2018, respectively, compared to $2.2 million and $2.0 million, respectively, as of March 31, 2018. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	September 30, 2018	March 31, 2018
Commercial and construction
Commercial business	$155,487	$137,672
Commercial real estate	462,377	450,597
Land	15,939	15,337
Multi-family	54,942	63,080
Real estate construction	62,795	39,584
Total commercial and construction	751,540	706,270

Consumer
Real estate one-to-four family	86,950	90,109
Other installment (1)	11,352	14,997
Total consumer	98,302	105,106
Total loans	849,842	811,376
Less: Allowance for loan losses	11,513	10,766
Loans receivable, net	$838,329	$800,610

(1) Consists primarily of purchased automobile loans totaling $8.9 million and $12.9 million at September 30, 2018 and March 31, 2018, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At September 30, 2018, loans carried at $509.3 million were pledged as collateral to the Federal Home Loan Bank of Des Moines ("FHLB") and Federal Reserve Bank of San Francisco ("FRB") pursuant to borrowing agreements.

Most of the Bank's business activities are with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). As of September 30, 2018 and March 31, 2018, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended September 30, 2018	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,799	$5,139	$258	$781	$855	$1,788	$729	$11,349
Provision for (recapture of) loan losses	59	222	(21)	(85)	152	(61)	(16)	250
Charge-offs	-	-	-	-	-	(92)	-	(92)
Recoveries	-	-	-	-	-	6	-	6
Ending balance	$1,858	$5,361	$237	$696	$1,007	$1,641	$713	$11,513

Six months ended September 30, 2018

Beginning balance	$1,668	$4,914	$220	$822	$618	$1,809	$715	$10,766
Provision for (recapture of) loan losses	190	(376)	17	(126)	389	(42)	(2)	50
Charge-offs	-	-	-	-	-	(184)	-	(184)
Recoveries	-	823	-	-	-	58	-	881
Ending balance	$1,858	$5,361	$237	$696	$1,007	$1,641	$713	$11,513

Three months ended September 30, 2017	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,391	$5,176	$219	$502	$668	$1,932	$709	$10,597
Provision for (recapture of) loan losses	(53)	(76)	(130)	2	172	63	22	-
Charge-offs	-	-	-	-	-	(128)	-	(128)
Recoveries	2	16	107	-	-	23	-	148
Ending balance	$1,340	$5,116	$196	$504	$840	$1,890	$731	$10,617

Six months ended September 30, 2017

Beginning balance	$1,418	$5,084	$228	$297	$714	$2,099	$688	$10,528
Provision for (recapture of) loan losses	(83)	16	(275)	207	126	(34)	43	-
Charge-offs	-	-	-	-	-	(210)	-	(210)
Recoveries	5	16	243	-	-	35	-	299
Ending balance	$1,340	$5,116	$196	$504	$840	$1,890	$731	$10,617

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment In Loans
September 30, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,858	$1,858	$168	$155,319	$155,487
Commercial real estate	-	5,361	5,361	2,555	459,822	462,377
Land	-	237	237	740	15,199	15,939
Multi-family	-	696	696	1,619	53,323	54,942
Real estate construction	-	1,007	1,007	-	62,795	62,795
Consumer	26	1,615	1,641	713	97,589	98,302
Unallocated	-	713	713	-	-	-
Total	$26	$11,487	$11,513	$5,795	$844,047	$849,842

March 31, 2018

Commercial business	$-	$1,668	$1,668	$1,004	$136,668	$137,672
Commercial real estate	-	4,914	4,914	2,883	447,714	450,597
Land	-	220	220	763	14,574	15,337
Multi-family	-	822	822	1,644	61,436	63,080
Real estate construction	-	618	618	-	39,584	39,584
Consumer	69	1,740	1,809	1,428	103,678	105,106
Unallocated	-	715	715	-	-	-
Total	$69	$10,697	$10,766	$7,722	$803,654	$811,376

Non-accrual loans:  Loans are reviewed regularly and it is the Company's general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $47,000 and $52,000 during the six months ended September 30, 2018 and 2017, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

September 30, 2018	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$128	$-	$168	$296	$155,191	$155,487
Commercial real estate	163	-	1,135	1,298	461,079	462,377
Land	-	-	740	740	15,199	15,939
Multi-family	-	-	-	-	54,942	54,942
Real estate construction	-	-	-	-	62,795	62,795
Consumer	401	-	240	641	97,661	98,302
Total	$692	$-	$2,283	$2,975	$846,867	$849,842

March 31, 2018

Commercial business	$7	$-	$178	$185	$137,487	$137,672
Commercial real estate	-	-	1,200	1,200	449,397	450,597
Land	-	-	763	763	14,574	15,337
Multi-family	-	-	-	-	63,080	63,080
Real estate construction	-	-	-	-	39,584	39,584
Consumer	513	-	277	790	104,316	105,106
Total	$520	$-	$2,418	$2,938	$808,438	$811,376

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$151,080	$2,141	$2,266	$-	$-	$155,487
Commercial real estate	449,511	9,976	2,890	-	-	462,377
Land	15,199	-	740	-	-	15,939
Multi-family	52,769	2,152	21	-	-	54,942
Real estate construction	62,795	-	-	-	-	62,795
Consumer	98,062	-	240	-	-	98,302
Total	$829,416	$14,269	$6,157	$-	$-	$849,842

March 31, 2018

Commercial business	$132,309	$1,976	$3,387	$-	$-	$137,672
Commercial real estate	440,123	7,489	2,985	-	-	450,597
Land	14,574	-	763	-	-	15,337
Multi-family	60,879	2,190	11	-	-	63,080
Real estate construction	39,584	-	-	-	-	39,584
Consumer	104,829	-	277	-	-	105,106
Total	$792,298	$11,655	$7,423	$-	$-	$811,376

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

September 30, 2018	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$168	$-	$168	$186	$-
Commercial real estate	2,555	-	2,555	3,463	-
Land	740	-	740	779	-
Multi-family	1,619	-	1,619	1,726	-
Consumer	287	426	713	823	26
Total	$5,369	$426	$5,795	$6,977	$26
March 31, 2018

Commercial business	$1,004	$-	$1,004	$1,062	$-
Commercial real estate	2,883	-	2,883	3,816	-
Land	763	-	763	790	-
Multi-family	1,644	-	1,644	1,765	-
Consumer	294	1,134	1,428	1,544	69
Total	$6,588	$1,134	$7,722	$8,977	$69

	Three Months ended September 30, 2018		Three Months ended September 30, 2017
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$170	$-	$1,116	$4
Commercial real estate	2,576	16	3,723	31
Land	745	-	786	-
Multi-family	1,625	22	1,675	22
Consumer	1,064	10	1,458	15
Total	$6,180	$48	$8,758	$72

	Six Months ended September 30, 2018		Six Months ended September 30, 2017
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$448	$-	$842	$23
Commercial real estate	2,678	32	5,017	61
Land	751	-	791	-
Multi-family	1,632	44	1,680	46
Consumer	1,185	26	1,464	31
Total	$6,694	$102	$9,794	$161

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	September 30, 2018			March 31, 2018
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$168	$168	$826	$178	$1,004
Commercial real estate	1,420	1,135	2,555	1,683	1,200	2,883
Land	-	740	740	-	763	763
Multi-family	1,619	-	1,619	1,644	-	1,644
Consumer	713	-	713	1,428	-	1,428
Total	$3,752	$2,043	$5,795	$5,581	$2,141	$7,722

At September 30, 2018, the Company had no commitments to lend additional funds on these loans. At September 30, 2018, all of the Company's TDRs were paying as agreed. There were no new TDRs for the three and six months ended September 30, 2018 and 2017. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended September 30, 2018.

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

An interim impairment test was not deemed necessary as of September 30, 2018 due to the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

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

The Debentures issued by the Company to the grantor trusts had a carrying value totaling $26.5 million at both September 30, 2018 and March 31, 2018 and are reflected in the consolidated balance sheets in the liabilities section under the caption "junior subordinated debentures." The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $836,000 at both September 30, 2018 and March 31, 2018, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at September 30, 2018 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	3.69%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	3.68%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	5.47%	6/2033
		27,836
Fair value adjustment (4)		(1,306)
Total Debentures		$26,530

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
September 30, 2018	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$8,574	$-	$8,574	$-
Agency securities	17,012	-	17,012	-
Real estate mortgage investment conduits	42,249	-	42,249	-
Residential mortgage-backed securities	80,147	-	80,147	-
Other mortgage-backed securities	42,810	-	42,810	-
Total assets measured at fair value on a recurring basis	$190,792	$-	$190,792	$-

March 31, 2018

Investment securities available for sale:
Municipal securities	$8,732	$-	$8,732	$-
Agency securities	22,102	-	22,102	-
Real estate mortgage investment conduits	46,955	-	46,955	-
Residential mortgage-backed securities	89,074	-	89,074	-
Other mortgage-backed securities	46,358	-	46,358	-
Total assets measured at fair value on a recurring basis	$213,221	$-	$213,221	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 for the six months ended September 30, 2018 and 2017.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
September 30, 2018	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$401	$-	$-	$401

March 31, 2018

Impaired loans	$2,143	$-	$-	$2,143

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2018 and March 31, 2018:

	Valuation Technique	Significant Unobservable Inputs	Range (1)

Impaired loans	Appraised value	Adjustment for market conditions	N/A

(1) There were no adjustments to appraised values of impaired loans as of September 30, 2018 and March 31, 2018.

The following methods were used to estimate the fair values:

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

September 30, 2018	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$27,080	$27,080	$-	$-	$27,080
Certificates of deposit held for investment	3,984	-	3,975	-	3,975
Investment securities available for sale	190,792	-	190,792	-	190,792
Investment securities held to maturity	38	-	39	-	39
Loans receivable, net	838,329	-	-	830,281	830,281
FHLB stock	1,353	-	1,353	-	1,353

Liabilities:
Time deposits	107,887	-	105,494	-	105,494
Junior subordinated debentures	26,530	-	-	15,658	15,658
Capital lease obligation	2,418	-	2,418	-	2,418

March 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$44,767	$44,767	$-	$-	$44,767
Certificates of deposit held for investment	5,967	-	5,959	-	5,959
Loans held for sale	210	-	210	-	210
Investment securities available for sale	213,221	-	213,221	-	213,221
Investment securities held to maturity	42	-	43	-	43
Loans receivable, net	800,610	-	-	792,916	792,916
FHLB stock	1,353	-	1,353	-	1,353

Liabilities:
Time deposits	123,144	-	120,940	-	120,940
Junior subordinated debentures	26,484	-	-	15,274	15,274
Capital lease obligation	2,431	-	2,431	-	2,431

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

12.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which created FASB Accounting Standards Codification (ASC) Topic 606 ("ASC 606"). ASC 606 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The Company adopted ASC 606 on April 1, 2018 using the modified retrospective approach. Therefore, the comparative information has not been adjusted and continues to be reported under superseded ASC 605. There was no cumulative effect adjustment as of April 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the six months ended September 30, 2018; however, additional disclosures were incorporated in the Notes to the Consolidated Financial Statements upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Company elected to apply the practical expedient pursuant to ASC 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less. See Note 13 for additional discussion.

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

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASU 2016-02 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-

line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASU 2016-02 is permitted. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) Targeted Improvements" ("ASU 2018-11"). The amendments in this ASU provide entities with an additional (and optional) transition method to adopt ASU 2016-02.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP. The effect of adoption will depend on leases at the time of adoption. Once adopted, the Company expects to report a greater amount of assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain non-cancelable operating lease agreements; however, based on current leases, the adoption of ASU 2016-02 and ASU 2018-11 is not expected to have a material impact on the Company's future consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements on fair value measurements. The following disclosure requirements were removed from ASC Topic 820 – Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. In addition, ASU 2018-13 adds new disclosure requirements for Level 3 measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's future consolidated financial statements.

13.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC Topic 606 ("ASC 606"), revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company's revenue is from interest income, which is not in the scope of ASC 606. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of REO, which are included in non-interest expense.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company's systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Company is generally the principal in these contracts, with the exception of interchanges fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company's systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue

The following table includes the Company's non-interest income disaggregated by type of service for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Asset management fees	$943	$818	$1,869	$1,671
Debit card and ATM fees	778	755	1,583	1,494
Deposit related fees	434	404	877	823
Loan related fees	314	197	658	322
BOLI (1)	174	204	353	411
Net gains on sales of loans held for sale (1)	44	157	196	382
FHLMC loan servicing fees (1)	34	29	61	57
Other, net	295	149	471	291
Total non-interest income	$3,016	$2,713	$6,068	$5,451

(1) Not in the scope of ASC 606

For the six months ended September 30, 2018 and 2017, substantially all of the Company's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

As of September 30, 2018, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

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

Significant off-balance sheet commitments at September 30, 2018 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$29,187
Fixed-rate	12,956
Standby letters of credit	2,357
Undisbursed loan funds and unused lines of credit	161,886
Total	$206,386

At September 30, 2018, the Company had firm commitments to sell $1.2 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At September 30, 2018, loans under warranty totaled $113.9 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At September 30, 2018, the Company had an allowance for FHLMC loans of $25,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the six months ended September 30, 2018 and 2017.

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's loans receivable, net, totaled $838.3 million at September 30, 2018 compared to $800.6 million at March 31, 2018.

The Bank's subsidiary, Riverview Trust Company (the "Trust Company"), is a trust and financial services company with one office located in downtown Vancouver, Washington and one office in Lake Oswego, Oregon which provides full-service brokerage activities, trust and asset management services. The Bank's Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

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

Economic conditions in the Company's market areas have generally been positive compared to the past recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 4.6% at August 31, 2018 compared to 5.3% at March 31, 2018 and 4.7% at September 30, 2017. According to the Oregon Employment Department, unemployment in Portland decreased to 3.3% at August 31, 2018 compared to 3.7% at

March 31, 2018 and September 30, 2017. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland have increased to 3.1 months at September 30, 2018 compared to 1.6 months at March 31, 2018 and 2.3 months at September 30, 2017. Residential home inventory levels in Clark County have increased to 2.9 months at September 30, 2018 compared to 1.6 months at March 31, 2018 and 2.2 months at September 30, 2017. According to the RMLS, closed home sales in Clark County decreased 9.7% in September 2018 compared to September 2017. Closed home sales during September 2018 in Portland decreased 14.6% compared to September 2017.

Operating Strategy

Fiscal year 2018 marked the 95th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At September 30, 2018 commercial and construction loans represented 88.4% of total loans compared to 87.1% at March 31, 2018. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Implementation of a Profit Improvement Plan ("PIP"). The Company has formed a committee comprised of several members of management and the board of directors to undertake several initiatives to reduce non-interest expense and continue its on-going efforts to identify cost saving opportunities throughout all aspects of the Company's operations. The PIP committee's mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment and other non-interest expenditures. In this regard, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 61.5% at September 30, 2018.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, whereby the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, text banking and mobile payments. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add other products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $614.0 million and $484.3 million at September 30, 2018 and March 31, 2018, respectively. Beginning in November 2017, the Company began offering a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company's commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2018

Commercial business	$155,487	$-	$-	$155,487
Commercial construction	-	-	45,330	45,330
Office buildings	-	122,465	-	122,465
Warehouse/industrial	-	87,630	-	87,630
Retail/shopping centers/strip malls	-	66,458	-	66,458
Assisted living facilities	-	2,840	-	2,840
Single purpose facilities	-	182,984	-	182,984
Land	-	15,939	-	15,939
Multi-family	-	54,942	-	54,942
One-to-four family construction	-	-	17,465	17,465
Total	$155,487	$533,258	$62,795	$751,540

March 31, 2018

Commercial business	$137,672	$-	$-	$137,672
Commercial construction	-	-	23,158	23,158
Office buildings	-	124,000	-	124,000
Warehouse/industrial	-	89,442	-	89,442
Retail/shopping centers/strip malls	-	68,932	-	68,932
Assisted living facilities	-	2,934	-	2,934
Single purpose facilities	-	165,289	-	165,289
Land	-	15,337	-	15,337
Multi-family	-	63,080	-	63,080
One-to-four family construction	-	-	16,426	16,426
Total	$137,672	$529,014	$39,584	$706,270

Comparison of Financial Condition at September 30, 2018 and March 31, 2018

Cash and cash equivalents, including interest-earning accounts, totaled $27.1 million at September 30, 2018 compared to $44.8 million at March 31, 2018. The decrease in cash balances was primarily the result of funding the increase in loans receivable and a decrease in deposits. The Company may deploy a portion of its excess cash balances into investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also may invest a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At September 30, 2018, certificates of deposits held for investment totaled $4.0 million compared to $6.0 million at March 31, 2018.

Investment securities totaled $190.8 million and $213.3 million at September 30, 2018 and March 31, 2018, respectively. The cash flows received from repayments of our investment securities during the six months ended September 30, 2018 supplemented the cash needed to fund our loan growth. Our investment securities are primarily comprised of a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). For the six months ended September 30, 2018, the Company determined that none of its investment securities required an other than temporary impairment ("OTTI") charge. For additional information, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $838.3 million at September 30, 2018 compared to $800.6 million at March 31, 2018. The increase was primarily due to net organic loan growth of $25.7 million and a net increase in the purchase of the guaranteed portion of SBA loans totaling $12.7 million. The Company has had steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Beginning in March 2017, the Company periodically began purchasing the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company's primary market area. These loans are purchased with servicing retained by the seller. At September 30, 2018, the Company's purchased SBA loan portfolio was $59.7 million compared to $47.0 million at March 31, 2018. During the six months ended September 30, 2018, the Bank purchased $16.2 million of the guaranteed portion of SBA loans, including premiums.

Deposits decreased $13.4 million to $982.3 million at September 30, 2018 compared to $995.7 million at March 31, 2018. The Company had no wholesale-brokered deposits as of September 30, 2018 or March 31, 2018. Core branch deposits (comprised of all demand, savings, interest checking accounts, and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts ("IOLTA"), public funds, and Internet based deposits), accounted for 97.9% of total deposits at September 30, 2018 compared to 98.3% at March 31, 2018. The Company plans to continue its focus on core branch deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' equity --increased $5.5 million to $122.4 million at September 30, 2018 from $116.9 million at March 31, 2018. The increase was mainly attributable to net income of $8.7 million. Partially offsetting this increase was the accumulated other comprehensive loss related to unrealized holding losses on securities available for sale which increased $1.8 million from March 31, 2018 to September 30, 2018. In addition, shareholders' equity decreased due to cash dividends declared of $1.6 million for the six months ended September 30, 2018. The Company did not repurchase any shares of common stock for the six months ended September 30, 2018 or for the fiscal year ended March 31, 2018.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of September 30, 2018, the Bank was "well capitalized" as defined under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain the minimum capital ratios set forth in the tables below.

The Bank's actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total Capital:
(To Risk-Weighted Assets)	$130,740	15.82%	$66,117	8.0%	$82,646	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	120,388	14.57	49,588	6.0	66,117	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	120,388	14.57	37,191	4.5	53,720	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	120,388	10.72	44,925	4.0	56,156	5.0

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total Capital:
(To Risk-Weighted Assets)	$123,061	15.41%	$63,868	8.0%	$79,835	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	113,066	14.16	47,901	6.0	63,868	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	113,066	14.16	35,926	4.5	51,893	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	113,066	10.26	44,093	4.0	55,116	5.0

In addition to the minimum common equity tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement started to be phased in beginning in January 2016 when more than 0.625% of risk-weighted assets was required and increases each year until fully implemented to an amount greater than 2.5% of risk-weighted assets in January 2019. As of September 30, 2018, the Bank's CET1 capital exceeded the required capital conservation buffer at an amount greater than 1.875%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at September 30, 2018, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to help ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2018, the Company used its sources of funds primarily to fund loan commitments. At September 30, 2018, cash and available for sale investments totaled $221.9 million, or 19.3% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At September 30, 2018, the Company had no advances from the FRB and a borrowing capacity of $55.2 million from the FRB. At September 30, 2018, there were no borrowings from the FHLB and the Company had an available credit facility of $268.9 million. At September 30, 2018, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At September 30, 2018 and March 31, 2018, the Bank had no wholesale brokered deposits. The Bank participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $24.8 million, or 2.5% of total deposits, and $23.6 million, or 2.4% of total deposits, at September 30, 2018 and March 31, 2018, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At September 30, 2018 and March 31, 2018, the Company had no deposits through this listing service. Although the Company did not originate any internet based deposits during the six months ended September 30, 2018, or during the year ended March 31, 2018, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank's funding sources gives the Bank available liquidity of $709.2 million, or 61.8% of total assets at September 30, 2018.

At September 30, 2018, the Company had total commitments of $206.4 million, which includes commitments to extend credit of $42.1 million, unused lines of credit and undisbursed balances of $161.9 million and standby letters of credit totaling $2.4 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year totaled $78.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $52.4 million.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2018, Riverview Bancorp, Inc. had $6.5 million in cash to meet liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $2.3 million or 0.20% of total assets at September 30, 2018 compared to $2.7 million or 0.24% of total assets at March 31, 2018.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands):

	September 30, 2018		March 31, 2018
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	1	$168	1	$178
Commercial real estate	2	1,135	2	1,200
Land	1	740	1	763
Consumer	13	240	12	277
Total	17	$2,283	16	$2,418

The Company continues to focus on managing the residential construction and land acquisition and development loan portfolios. At September 30, 2018, the Company's residential construction and land acquisition and development loan portfolios were $17.5 million and $15.9 million, respectively, as compared to $16.4 million and $15.3 million, respectively, at March 31, 2018. The percentage of nonperforming loans in the land acquisition and development loan portfolios at September 30, 2018 was 4.64%, compared 4.97% at March 31, 2018. There were no nonperforming residential construction loans at September 30, 2018 or March 31, 2018. For the six months ended September 30, 2018, there were no charge-offs or recoveries in the residential construction loan portfolio or in the land development loan portfolio.

The Company had no REO as of September 30, 2018 and $298,000 at March 31, 2018, representing a property located in Washington which was sold during the first fiscal quarter of 2019 resulting in an insignificant gain. There were no valuation write-downs or transfers to REO during the three and six months ended September 30, 2018.

The allowance for loan losses was $11.5 million, or 1.35% of total loans, at September 30, 2018 compared to $10.8 million, or 1.33% of total loans at March 31, 2018. The balance of the allowance for loan losses at September 30, 2018 increased, which reflects the overall increase in the loan portfolio since March 31, 2018. The Company recorded a provision for loan losses of $50,000 for the six months ended September 30, 2018.

The coverage ratio of allowance for loan losses to nonperforming loans was 504.29% at September 30, 2018 compared to 445.24% at March 31, 2018. At September 30, 2018, the Company identified $2.0 million or 89.48% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at September 30, 2018 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company's impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At September 30, 2018, the Company had TDRs totaling $5.8 million, of which $3.8 million were on accrual status. As of September 30, 2018, none of the Company's TDRs were in default of their modified repayment terms. The related amount of interest income recognized on TDRs was $102,000 and $161,000 for the six months ended September 30, 2018 and 2017, respectively.

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

The following table sets forth information regarding the Company's nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2018	March 31, 2018

Loans accounted for on a non-accrual basis:
Commercial business	$168	$178
Other real estate mortgage	1,875	1,963
Consumer	240	277
Total	2,283	2,418
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	2,283	2,418
REO	-	298
Total nonperforming assets	$2,283	$2,716

Foregone interest on non-accrual loans (1)	$47	$102
Total nonperforming loans to total loans	0.27%	0.30%
Total nonperforming loans to total assets	0.20%	0.21%
Total nonperforming assets to total assets	0.20%	0.24%

(1) Six months ended September 30, 2018 and fiscal year ended March 31, 2018.

The following table sets forth information regarding the Company's nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Other Oregon	Southwest Washington	Other Washington	Other	Total
September 30, 2018

Commercial business	$-	$168	$-	$-	$168
Commercial real estate	942	193	-	-	1,135
Land	740	-	-	-	740
Consumer	-	173	-	67	240
Total nonperforming loans	1,682	534	-	67	2,283
REO	-	-	-	-	-
Total nonperforming assets	$1,682	$534	$-	$67	$2,283
March 31, 2018

Commercial business	$-	$178	$-	$-	$178
Commercial real estate	997	203	-	-	1,200
Land	763	-	-	-	763
Consumer	-	206	-	71	277
Total nonperforming loans	1,760	587	-	71	2,418
REO	-	-	298	-	298
Total nonperforming assets	$1,760	$587	$298	$71	$2,716

The composition of land acquisition and development and speculative construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
September 30, 2018

Land development	$199	$1,950	$13,790	$15,939
Speculative construction	571	4	14,054	14,629
Total land development and speculative construction	$770	$1,954	$27,844	$30,568

March 31, 2018

Land development	$482	$881	$13,974	$15,337
Speculative construction	400	421	12,596	13,417
Total land development and speculative construction	$882	$1,302	$26,570	$28,754

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands):

	September 30, 2018		March 31, 2018
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	10	$2,098	11	$3,209
Commercial real estate	2	1,755	2	1,785
Multi-family	2	21	1	11
Total	14	$3,874	14	$5,005

At September 30, 2018, loans delinquent 30 - 89 days were 0.08% of total loans compared to 0.06% at March 31, 2018. At September 30, 2018, loans 30 – 89 days delinquent in the commercial business and consumer portfolios totaled $128,000 and $401,000, respectively. Loans 30 – 89 days delinquent in the commercial real estate portfolio totaled $163,000 at September 30, 2018. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 54.41% of total loans and commercial business and consumer loans represented 18.30% and 11.57% of total loans, respectively.

Off-Balance Sheet Arrangements and Other Contractual Obligations

In the normal course of operations, the Company enters into certain contractual obligations and other commitments. Obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Commitments generally relate to lending operations.

The Company has obligations under long-term operating and capital leases, principally for building space and land. Lease terms generally cover five-year periods, with options to extend, and are not subject to cancellation. The Company's lease agreement on its operations center is through November 2039.

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2018 and 2017

Net Income. Net income was $4.2 million, or $0.19 per diluted share for the three months ended September 30, 2018, compared to $3.1 million, or $0.14 per diluted share for the same prior year period. Net income for the six months ended September 30, 2018 and 2017 was $8.7 million, or $0.38 per diluted share, and $5.7 million, or $0.25 per diluted share, respectively. The Company's earnings for the three and six month ended September 30, 2018 compared to the same prior year periods improved due to the impact of utilizing a lower effective tax rate due to the Tax Act as well as increases in both net interest and non-interest income, partially offset by a modest increase in non-interest expense.

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

Net interest income for the three and six months ended September 30, 2018 was $11.6 million and $23.1 million, respectively, representing a $900,000 and $1.9 million increase, respectively, compared to the three and six months ended September 30, 2017. The net interest margin for the three and six months ended September 30, 2018 was 4.33% and 4.36%, respectively, compared to 4.03% and 4.06% for the three and six months ended September 30, 2017, respectively. This increase in the net interest margin was primarily the result of the increase in the average balance of loans receivable in addition to the recovery of $684,000 of nonaccrual interest from two loans that were previously charged-off. The positive impact on the net interest margin from the recovery of nonaccrual interest was 16 basis points for the six months ended September 30, 2018.

Interest and Dividend Income. Interest and dividend income for the three and six months ended September 30, 2018 was $12.2 million and $24.3 million, respectively, compared to $11.3 million and $22.3 million, respectively, for the same periods in the prior year. The increase was due primarily to an increase in interest income on loans receivable as a result of an increase in the average balance on loans.

The average balance of net loans increased $56.3 million and $41.6 million to $839.5 million and $826.3 million for the three and six months ended September 30, 2018, respectively, from $783.2 million and $784.8 million for the same prior year periods, respectively. The increase was due primarily to organic loan growth and the recovery of interest on two charged-off loans as previously mentioned. The average yield on net loans was 5.17% and 5.24% for the three and six months ended September 30, 2018, respectively, compared to 5.06% and 5.03% for the same three and six months in the prior year, respectively.

Interest Expense. Interest expense increased $21,000 and $49,000 to $611,000 and $1.2 million for the three and six months ended September 30, 2018, respectively, compared to $590,000 and $1.2 million for the three and six months ended September 30, 2017, respectively. The increase in interest expense was primarily the result of an increase in interest expense related to variable rate subordinated debentures, which reprice quarterly based on the three-month LIBOR. The weighted average interest rate on other interest-bearing liabilities was 4.82% and 4.58% for the three and six months ended September 30, 2018 compared to 3.81% and 3.75% for the same prior year periods. The weighted average interest rate on interest-bearing deposits was 0.15% for both the three and six months ended September 30, 2018 compared to 0.17% and 0.18% for the same periods in the prior year.

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

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$659,734	$8,807	5.30%	$622,927	$8,132	5.18%
Non-mortgage loans	179,763	2,136	4.71	160,286	1,862	4.61
Total net loans (1)	839,497	10,943	5.17	783,213	9,994	5.06

Investment securities (2)	203,579	1,163	2.27	203,761	1,101	2.14
Daily interest-earning assets	18	-	-	54	-	-
Other earning assets	21,292	118	2.20	69,790	228	1.30
Total interest-earning assets	1,064,386	12,224	4.56	1,056,818	11,323	4.25

Non-interest-earning assets:
Office properties and equipment, net	15,574			15,933
Other non-interest-earning assets	66,571			72,739
Total assets	$1,146,531			$1,145,490

Interest-bearing liabilities:
Regular savings accounts	$137,423	35	0.10	$132,967	33	0.10
Interest checking accounts	182,799	26	0.06	171,151	25	0.06
Money market accounts	257,175	79	0.12	277,481	86	0.12
Certificates of deposit	110,711	119	0.43	138,700	169	0.48
Total interest-bearing deposits	688,108	259	0.15	720,299	313	0.17

Other interest-bearing liabilities	28,977	352	4.82	28,873	277	3.81
Total interest-bearing liabilities	717,085	611	0.34	749,172	590	0.31

Non-interest-bearing liabilities:
Non-interest-bearing deposits	298,840			271,812
Other liabilities	7,976			7,831
Total liabilities	1,023,901			1,028,815
Shareholders' equity	122,630			116,675
Total liabilities and shareholders' equity	$1,146,531			$1,145,490
Net interest income		$11,613			$10,733
Interest rate spread			4.22%			3.94%
Net interest margin			4.33%			4.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			148.43%			141.06%
Tax equivalent adjustment (3)		$11			$8

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income.

	Six Months Ended September 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$648,796	$17,604	5.41%	$630,248	$15,815	5.00%
Non-mortgage loans	177,513	4,116	4.62	154,508	3,968	5.12
Total net loans (1)	826,309	21,720	5.24	784,756	19,783	5.03

Investment securities (2)	209,735	2,409	2.29	206,519	2,256	2.18
Daily interest-earning assets	33	-	-	76	-	-
Other earning assets	20,445	211	2.06	48,747	315	1.29
Total interest-earning assets	1,056,522	24,340	4.59	1,040,098	22,354	4.29

Non-interest-earning assets:
Office properties and equipment, net	15,675			16,039
Other non-interest-earning assets	66,859			72,772
Total assets	$1,139,056			$1,128,909

Interest-bearing liabilities:
Regular savings accounts	$136,211	68	0.10	$129,449	65	0.10
Interest checking accounts	180,053	51	0.06	168,814	49	0.06
Money market accounts	260,173	159	0.12	277,099	170	0.12
Certificates of deposit	114,188	241	0.42	142,833	351	0.49
Total interest-bearing deposits	690,625	519	0.15	718,195	635	0.18

Other interest-bearing liabilities	30,925	710	4.58	28,988	545	3.75
Total interest-bearing liabilities	721,550	1,229	0.34	747,183	1,180	0.31

Non-interest-bearing liabilities:
Non-interest-bearing deposits	288,716			258,655
Other liabilities	7,977			7,895
Total liabilities	1,018,243			1,013,733
Shareholders' equity	120,813			115,176
Total liabilities and shareholders' equity	$1,139,056			$1,128,909
Net interest income		$23,111			$21,174
Interest rate spread			4.25%			3.98%
Net interest margin			4.36%			4.06%
Ratio of average interest-earning assets to average interest-bearing liabilities			146.42%			139.20%
Tax equivalent adjustment (3)		$22			$16

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended September 30, 2018 compared to the periods ended September 30, 2017. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended September 30,			Six Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Net			Total Net
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

Interest Income:
Mortgage loans	$485	$190	$675	$472	$1,317	$1,789
Non-mortgage loans	233	41	274	557	(409)	148
Investment securities (1)	(1)	63	62	36	117	153
Other earning assets	(214)	104	(110)	(237)	133	(104)
Total interest income	503	398	901	828	1,158	1,986

Interest Expense:
Regular savings accounts	2	-	2	3	-	3
Interest checking accounts	1	-	1	2	-	2
Money market accounts	(7)	-	(7)	(11)	-	(11)
Certificates of deposit	(33)	(17)	(50)	(64)	(46)	(110)
Other interest-bearing liabilities	1	74	75	38	127	165
Total interest expense	(36)	57	21	(32)	81	49
Net interest income	$539	$341	$880	$860	$1,077	$1,937

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

In accordance with GAAP, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $1.9 million and $2.2 million at September 30, 2018 and March 31, 2018, respectively.

The provision for loan losses totaled $50,000 for the six months ended September 30, 2018, compared to no provision for loan losses for the same prior year period. The increase in the provision of loan losses for the six months ended September 30, 2018 was primarily due to the required provision related to the overall increase in the loan portfolio. The lack of a provision for loan losses for the six months ended September 30, 2017 was based primarily upon net recoveries and the stabilization of real estate values in our market areas.

Net charge-offs for the three months ended September 30, 2018 totaled $86,000. Net recoveries for the six months ended September 30, 2018 totaled $697,000. This compares to net recoveries for the three and six months ended September 30, 2017 totaling $20,000 and $89,000, respectively. The net recoveries occurred primarily as a result of the stabilization in the level of delinquent, nonperforming and classified loans and the stabilization of real estate values in our market areas, as well as an increase in recoveries on previously charged-off loans. During the first quarter of fiscal 2019, the Company received $581,000 and $242,000 in recovery payments on two loans, respectively, that were previously charged off. No additional recoveries are expected on these loans as the Company has fully recovered its prior charge-offs. Nonperforming loans were $2.3 million at September 30, 2018 compared to $2.7 million at September 30, 2017. The ratio of allowance for loan losses to nonperforming loans was 504.29% at September 30, 2018 compared to 386.78% at September 30, 2017. See "Asset Quality" above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of September 30, 2018, the Company had identified $5.8 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $5.4 million have no specific valuation allowance as their estimated collateral value, net of estimated selling costs, is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At September 30, 2018, charge-offs on these impaired loans totaled $460,000 from their original loan balance. The remaining $426,000 had specific valuation allowances totaling $26,000.

Non-Interest Income. Non-interest income increased $303,000 and $617,000 to $3.0 million and $6.1 million for the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017, respectively. The increase for the three and six months ended September 30, 2018, compared to the same periods in 2017 was primarily due to an increase in fees and services charges of $200,000 and $548,000, respectively. In addition, there was an increase in asset management fees of $125,000 and $198,000 for the three and six months ended September 30, 2018, respectively, compared to the same prior year periods reflecting the increase in assets under management. These increases were offset by decreases in net gains on sales of loans held for sale of $113,000 and $186,000 for the three and six months ended September 30, 2018, respectively, compared to the same prior year periods reflecting the decline in loans originated for sale.

Non-Interest Expense. Non-interest expense increased $156,000 and $1,000 to $8.9 million and $17.9 million for three and six months ended September 30, 2018, respectively, compared to $8.8 million and $17.9 million for three and six months ended September 30, 2017. The increase for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to an increase of $126,000 in professional fees, mainly due to information technology consulting services fees. The increase for the six months ended September 30, 2018 compared to the six months ended September 30, 2017 was primarily due to an increase in salaries and employee benefits of $188,000. For the six months ended September 30, 2018, the above increases were offset by decreases of $120,000 in FDIC insurance premium expense primarily due to a lower FDIC assessment rate for the six months ended September 30, 2018 compared to the same prior year period.

Income Taxes. The provision for income taxes was $1.2 million and $2.5 million for the three and six months ended September 30, 2018, respectively, compared to $1.6 million and $3.0 million for the three and six months ended September 30, 2017, respectively. Although income before income taxes increased, the provision for income taxes decreased for the three and six months ended September 30, 2018 compared to the same prior year periods as a result of utilizing a lower effective federal corporate income tax rate due to the Tax Act. The effective tax rate was 22.4% for both the three and six months ended September 30, 2018, compared to 34.6% and 34.2% for the three and six months ended September 30, 2017, respectively. As of September 30, 2018, management deemed that a valuation allowance related to the Company's net deferred tax asset was not necessary. At September 30, 2018, the Company had a net deferred tax asset of $5.4 million compared to $4.8 million at March 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2018 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of September 30, 2018 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect on September 30, 2018 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended September 30, 2018, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

RIVERVIEW BANCORP, INC.

By:	/S/ Kevin J. Lycklama	By:	/S/ David Lam
	Kevin J. Lycklama		David Lam
	President and Chief Executive Officer		Executive Vice President and
	Director		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 7, 2018	Date:	November 7, 2018

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements