Form 10-Q
period 2018-12-31
RIVERVIEW BANCORP INC
filed 2019-02-08
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Large accelerated filer [   ]                                                                             Accelerated filer     [X]                                                                Non-accelerated filer  [   ]
Smaller reporting company  [X]                                                                  Emerging growth company  [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,607,712 shares outstanding as of February 8, 2019.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial InformationPage	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018	2

	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2018 and 2017	3

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2018 and 2017	4

	Consolidated Statements of Equity for the Nine Months Ended December 31, 2018 and 2017	5

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2018 and 2017	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4:	Controls and Procedures	42

Part II.	Other Information	43-44

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibitis

SIGNATURES		45

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2018 AND MARCH 31, 2018
(In thousands, except share and per share data) (Unaudited)	December 31, 2018	March 31, 2018
ASSETS
Cash and cash equivalents (including interest-earning accounts of $4,641 and $30,052)	$23,394	$44,767
Certificates of deposit held for investment	747	5,967
Loans held for sale	-	210
Investment securities:
Available for sale, at estimated fair value	182,280	213,221
Held to maturity, at amortized cost (estimated fair value of $37 and $43)	36	42
Loans receivable (net of allowance for loan losses of $11,502 and $10,766)	857,134	800,610
Real estate owned ("REO")	-	298
Prepaid expenses and other assets	4,021	3,870
Accrued interest receivable	3,789	3,477
Federal Home Loan Bank ("FHLB") stock, at cost	2,735	1,353
Premises and equipment, net	14,940	15,783
Deferred income taxes, net	4,680	4,813
Mortgage servicing rights, net	325	388
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	966	1,103
Bank owned life insurance ("BOLI")	29,102	28,557
TOTAL ASSETS	$1,151,225	$1,151,535

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$943,578	$995,691
Accrued expenses and other liabilities	15,855	9,391
Advanced payments by borrowers for taxes and insurance	192	637
FHLB advances	34,543	-
Junior subordinated debentures	26,553	26,484
Capital lease obligation	2,410	2,431
Total liabilities	1,023,131	1,034,634
COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
December 31, 2018 – 22,598,712 issued and outstanding	226	226
March 31, 2018 – 22,570,179 issued and outstanding
Additional paid-in capital	65,056	64,871
Retained earnings	67,126	56,552
Accumulated other comprehensive loss	(4,314)	(4,748)
Total shareholders' equity	128,094	116,901
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,151,225	$1,151,535

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$11,129	$9,978	$32,849	$29,761
Interest on investment securities – taxable	1,110	1,201	3,424	3,413
Interest on investment securities – nontaxable	37	31	110	59
Other interest and dividends	60	168	271	483
Total interest and dividend income	12,336	11,378	36,654	33,716

INTEREST EXPENSE:
Interest on deposits	240	298	759	933
Interest on borrowings	416	284	1,126	829
Total interest expense	656	582	1,885	1,762
Net interest income	11,680	10,796	34,769	31,954
Provision for loan losses	-	-	50	-
Net interest income after provision for loan losses	11,680	10,796	34,719	31,954

NON-INTEREST INCOME:
Fees and service charges	1,511	1,451	4,956	4,348
Asset management fees	935	911	2,804	2,582
Net gains on sales of loans held for sale	82	140	278	522
BOLI	192	207	545	618
Other, net	62	181	267	271
Total non-interest income, net	2,782	2,890	8,850	8,341

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,794	5,383	16,655	16,056
Occupancy and depreciation	1,306	1,347	4,016	4,105
Data processing	621	534	1,874	1,730
Amortization of CDI	45	58	137	174
Advertising and marketing	151	137	609	627
FDIC insurance premium	85	108	246	389
State and local taxes	125	96	475	427
Telecommunications	85	102	266	309
Professional fees	449	250	1,120	926
Other	142	543	1,339	1,748
Total non-interest expense	8,803	8,558	26,737	26,491

INCOME BEFORE INCOME TAXES	5,659	5,128	16,832	13,804
PROVISION FOR INCOME TAXES	1,271	3,608	3,773	6,571
NET INCOME	$4,388	$1,520	$13,059	$7,233

Earnings per common share:
Basic	$0.19	$0.07	$0.58	$0.32
Diluted	0.19	0.07	0.58	0.32
Weighted average number of common shares outstanding:
Basic	22,598,712	22,537,092	22,582,956	22,520,352
Diluted	22,663,919	22,622,129	22,658,153	22,608,603

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2018 AND 2017

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands) (Unaudited)	2018	2017	2018	2017

Net income	$4,388	$1,520	$13,059	$7,233

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment
securities arising during the period, net of tax of ($673), $496, ($134) and $174, respectively	2,188	(900)	434	(317)

Total comprehensive income, net	$6,576	$620	$13,493	$6,916

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional		Unearned Shares Issued to Employee Stock Ownership	Accumulated Other
(In thousands, except share data) (Unaudited)	Shares	Amount	Paid-In Capital	Retained Earnings	Plan ("ESOP")	Comprehensive Loss	Total

Balance April 1, 2017	22,510,890	$225	$64,468	$48,335	$(77)	$(1,687)	$111,264

Net income	-	-	-	7,233	-	-	7,233
Cash dividend on common stock ($0.075 per share)	-	-	-	(1,690)	-	-	(1,690)
Exercise of stock options	41,022	1	164	-	-	-	165
Earned ESOP shares	-	-	71	-	77	-	148
Other comprehensive loss, net	-	-	-	-	-	(317)	(317)

Balance December 31, 2017	22,551,912	$226	$64,703	$53,878	$-	$(2,004)	$116,803

Balance April 1, 2018	22,570,179	$226	$64,871	$56,552	$-	$(4,748)	$116,901

Net income	-	-	-	13,059	-	-	13,059
Cash dividend on common stock ($0.110 per share)	-	-	-	(2,485)	-	-	(2,485)
Exercise of stock options	28,533	-	151	-	-	-	151
Stock-based compensation expense	-	-	34	-	-	-	34
Other comprehensive income, net	-	-	-	-	-	434	434

Balance December 31, 2018	22,598,712	$226	$65,056	$67,126	$-	$(4,314)	$128,094

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017	Nine Months Ended December 31,
(In thousands) (Unaudited)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,059	$7,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,045	2,207
Purchased loans accretion, net	(47)	(209)
Provision for loan losses	50	-
Provision for deferred income taxes	-	3,796
Expense related to ESOP	-	148
Stock-based compensation expense	34	-
Increase in deferred loan origination fees, net of amortization	599	238
Origination of loans held for sale	(8,944)	(16,631)
Proceeds from sales of loans held for sale	9,303	17,120
Net gains on loans held for sale and sale of REO	(644)	(603)
Income from BOLI	(545)	(618)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(261)	(1,151)
Accrued interest receivable	(312)	(523)
Accrued expenses and other liabilities	6,326	(4,070)
Net cash provided by operating activities	20,663	6,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(36,726)	14,662
Purchases of loans receivable	(20,318)	(32,198)
Principal repayments on investment securities available for sale	20,591	21,236
Purchases of investment securities available for sale	-	(47,493)
Proceeds from calls and maturities of investment securities available for sale	10,000	-
Principal repayments on investment securities held to maturity	6	20
Redemption of certificates of deposit held for investment	5,220	4,079
Purchase of FHLB stock	(1,382)	(42)
Purchases of premises and equipment and capitalized software	(304)	(364)
Proceeds from sales of REO and premises and equipment	975	81
Net cash used in investing activities	(21,938)	(40,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(52,067)	(7,729)
Dividends paid	(2,259)	(1,462)
Proceeds from borrowings	166,255	19,675
Repayment of borrowings	(131,712)	(18,625)
Net decrease in advance payments by borrowers for taxes and insurance	(445)	(433)
Principal payments on capital lease obligation	(21)	(17)
Proceeds from exercise of stock options	151	165
Net cash used in financing activities	(20,098)	(8,426)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,373)	(41,508)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,767	64,613
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,394	$23,105

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,811	$1,640
Income taxes	5,063	3,279

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$904	$678
Other comprehensive income (loss)	568	(491)
Income tax effect related to other comprehensive income (loss)	(134)	174
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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2018 ("2018 Form 10-K"). The unaudited consolidated results of operations for the nine months ended December 31, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2019.

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

Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017, and – among other provisions – lowered the federal corporate income tax rate. As a result, the Company revalued its deferred tax assets and liabilities during the third quarter of the fiscal year ended March 31, 2018. In addition, the Company utilized a blended tax rate for its fiscal year ended March 31, 2018 given the Tax Act lowered the federal corporate tax rate effective January 1, 2018. For the three and nine months ended December 31, 2018 and for the fiscal year ending March 31, 2019, the Company will utilize the enacted federal corporate income tax rate pursuant to the Tax Act.

In September 2018, the Bank completed a purchase and assumption transaction in which all of the Bank's Longview, Washington branch deposits were sold to a community bank headquartered in Longview. The Bank sold approximately $3.2 million of deposits and recognized a gain on sale of these deposits of approximately $70,000 in the fiscal quarter ended September 30, 2018. This gain on sale of deposits is included in other non-interest income in the accompanying unaudited consolidated statements of income. This purchase and assumption transaction did not include the sale of any loans, or exchange of any assets or liabilities other than deposits. The Bank subsequently sold the Longview branch land and building in December 2018 and recognized a $355,000 gain on sale which is included in other non-interest expense in the accompanying unaudited statements of income for the three and nine months ended December 31, 2018.

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

As of December 31, 2018, the Trust Company had 2,500 Trust Company stock options outstanding which had been granted to the President and Chief Executive Officer of the Trust Company. During the three and nine months ended December 31, 2018, the Trust Company incurred $12,000 and $34,000, respectively, of stock-based compensation expense related to these options. During the year ended March 31, 2018, the Trust Company incurred $88,000 of stock-based compensation expense related to these options. None of the Trust Company stock options were exercised as of December 31, 2018.

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

The acquired loan portfolio was valued using Level 3 inputs (see Note 12) and included the use of present value techniques (including cash flow estimates) and incorporated assumptions that the Company believes marketplace participants would use in estimating fair values. Credit discounts were included in the determination of the fair value of the loans acquired; therefore, an allowance for loan losses was not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The Company determined there were no PCI loans acquired in connection with the MBank transaction.

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

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective in October 1998 and expired in October 2008. In addition, in July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective in July 2003 and expired in July 2013. Accordingly, no further option awards may be granted under the 1998 Plan or the 2003 Plan; however, any awards granted prior to their respective expiration dates remain outstanding subject to their terms. Each option granted under the 1998 Plan or the 2003 Plan has an exercise price equal to the fair market value of the Company's common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

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

The 1998 Plan, the 2003 Plan and the 2017 Plan are collectively referred to as "the Stock Option Plans".

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. There were no stock options granted under the Stock Option Plans during the three and nine months ended December 31, 2018 and 2017.

As of December 31, 2018, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the three and nine months ended December 31, 2018 and 2017 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Nine Months Ended December 31, 2018		Nine Months Ended December 31, 2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	141,365	$3.77	220,654	$4.74
Options exercised	(28,533)	5.30	(41,022)	4.01
Expired	(2,500)	8.12	(33,000)	8.49
Balance, end of period	110,332	$3.27	146,632	$4.10

The following table presents information on stock options outstanding under the Stock Option Plans as of December 31, 2018 and 2017, less estimated forfeitures:

	2018	2017
Stock options fully vested and expected to vest:
Number	110,332	146,632
Weighted average exercise price	$3.27	$4.10
Aggregate intrinsic value (1)	$442,000	$678,000
Weighted average contractual term of options (years)	2.44	2.93
Stock options fully vested and currently exercisable:
Number	110,332	146,632
Weighted average exercise price	$3.27	$4.10
Aggregate intrinsic value (1)	$442,000	$678,000
Weighted average contractual term of options (years)	2.44	2.93

       (1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company's stock.

The total intrinsic value of stock options exercised under the Stock Option Plans was $118,000 and $170,000 for the nine months ended December 31, 2018 and 2017, respectively.

5.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of December 31, 2018 and 2017, all shares under the Company's ESOP were allocated. For the three and nine months ended December 31, 2018, there were no stock options excluded in computing diluted EPS. For the three and nine months ended December 31, 2017, stock options for 5,000 shares and 12,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Basic EPS computation:
Numerator-net income	$4,388,000	$1,520,000	$13,059,000	$7,233,000
Denominator-weighted average common shares outstanding	22,598,712	22,537,092	22,582,956	22,520,352
Basic EPS	$0.19	$0.07	$0.58	$0.32
Diluted EPS computation:
Numerator-net income	$4,388,000	$1,520,000	$13,059,000	$7,233,000
Denominator-weighted average common shares outstanding	22,598,712	22,537,092	22,582,956	22,520,352
Effect of dilutive stock options	65,207	85,037	75,197	88,251
Weighted average common shares and common stock equivalents	22,663,919	22,622,129	22,658,153	22,608,603
Diluted EPS	$0.19	$0.07	$0.58	$0.32

6.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Available for sale:
Municipal securities	$8,924	$2	$(247)	$8,679
Agency securities	12,423	3	(246)	12,180
Real estate mortgage investment conduits (1)	42,561	1	(1,111)	41,451
Residential mortgage-backed securities (1)	80,390	2	(2,565)	77,827
Other mortgage-backed securities (2)	43,620	5	(1,482)	42,143
Total available for sale	$187,918	$13	$(5,651)	$182,280

Held to maturity:
Residential mortgage-backed securities (3)	$36	$1	$-	$37

March 31, 2018
Available for sale:
Municipal securities	$9,041	$-	$(309)	$8,732
Agency securities	22,412	1	(311)	22,102
Real estate mortgage investment conduits (1)	48,310	-	(1,355)	46,955
Residential mortgage-backed securities (1)	91,786	3	(2,715)	89,074
Other mortgage-backed securities (2)	47,878	1	(1,521)	46,358
Total available for sale	$219,427	$5	$(6,211)	$213,221

Held to maturity:
Residential mortgage-backed securities (3)	$42	$1	$-	$43

(1) Comprised of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of December 31, 2018 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,138	$5,111	$-	$-
Due after one year through five years	8,392	8,269	33	33
Due after five years through ten years	50,031	48,689	-	-
Due after ten years	124,357	120,211	3	4
Total	$187,918	$182,280	$36	$37

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2018

Available for sale:
Municipal securities	$1,103	$(41)	$6,415	$(206)	$7,518	$(247)
Agency securities	1,001	(2)	9,164	(244)	10,165	(246)
Real estate mortgage investment conduits (2)	2,126	(11)	39,284	(1,100)	41,410	(1,111)
Residential mortgage-backed securities (2)	4,273	(64)	73,365	(2,501)	77,638	(2,565)
Other mortgage-backed securities (3)	977	(14)	40,547	(1,468)	41,524	(1,482)
Total available for sale	$9,480	$(132)	$168,775	$(5,519)	$178,255	$(5,651)

March 31, 2018

Available for sale:
Municipal securities	$6,626	$(236)	$2,106	$(73)	$8,732	$(309)
Agency securities	5,301	(112)	15,797	(199)	21,098	(311)
Real estate mortgage investment conduits (1)	31,922	(774)	14,983	(581)	46,905	(1,355)
Residential mortgage-backed securities (2)	50,941	(1,192)	37,823	(1,523)	88,764	(2,715)
Other mortgage-backed securities (3)	16,355	(382)	29,351	(1,139)	45,706	(1,521)
Total available for sale	$111,145	$(2,696)	$100,060	$(3,515)	$211,205	$(6,211)

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three and nine months ended December 31, 2018 and 2017. Investment securities available for sale with an amortized cost of $6.0 million and $3.7 million and a fair value of $5.8 million and $3.6 million at December 31, 2018 and March 31, 2018, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable as of December 31, 2018 and March 31, 2018 are reported net of deferred loan fees totaling $4.2 million and $3.6 million, respectively. Loans receivable are also reported net of discounts and premiums totaling $1.7 million and $1.8 million as of December 31, 2018, respectively, compared to $2.2 million and $2.0 million, respectively, as of March 31, 2018. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31, 2018	March 31, 2018
Commercial and construction
Commercial business	$154,360	$137,672
Commercial real estate	468,361	450,597
Land	18,506	15,337
Multi-family	54,930	63,080
Real estate construction	76,518	39,584
Total commercial and construction	772,675	706,270

Consumer
Real estate one-to-four family	86,240	90,109
Other installment (1)	9,721	14,997
Total consumer	95,961	105,106

Total loans	868,636	811,376
Less: Allowance for loan losses	11,502	10,766
Loans receivable, net	$857,134	$800,610

(1) Consists primarily of purchased automobile loans totaling $7.2 million and $12.9 million at December 31, 2018 and March 31, 2018, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2018, loans carried at $520.0 million were pledged as collateral to the Federal Home Loan Bank of Des Moines ("FHLB") and Federal Reserve Bank of San Francisco ("FRB") pursuant to borrowing agreements.

Most of the Bank's business activities are with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). As of December 31, 2018 and March 31, 2018, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended December 31, 2018	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,858	$5,361	$237	$696	$1,007	$1,641	$713	$11,513
Provision for (recapture of) loan losses	84	(80)	31	19	186	(177)	(63)	-
Charge-offs	-	-	-	-	-	(52)	-	(52)
Recoveries	-	-	-	-	-	41	-	41
Ending balance	$1,942	$5,281	$268	$715	$1,193	$1,453	$650	$11,502

Nine months ended December 31, 2018

Beginning balance	$1,668	$4,914	$220	$822	$618	$1,809	$715	$10,766
Provision for (recapture of) loan losses	274	(456)	48	(107)	575	(219)	(65)	50
Charge-offs	-	-	-	-	-	(236)	-	(236)
Recoveries	-	823	-	-	-	99	-	922
Ending balance	$1,942	$5,281	$268	$715	$1,193	$1,453	$650	$11,502

Three months ended December 31, 2017

Beginning balance	$1,340	$5,116	$196	$504	$840	$1,890	$731	$10,617
Provision for (recapture of) loan losses	(186)	(26)	(19)	295	(206)	81	61	-
Charge-offs	-	-	-	-	-	(46)	-	(46)
Recoveries	220	65	-	-	-	11	-	296
Ending balance	$1,374	$5,155	$177	$799	$634	$1,936	$792	$10,867

Nine months ended December 31, 2017

Beginning balance	$1,418	$5,084	$228	$297	$714	$2,099	$688	$10,528
Provision for (recapture of) loan losses	(270)	40	(344)	502	(80)	48	104	-
Charge-offs	-	-	-	-	-	(257)	-	(257)
Recoveries	226	31	293	-	-	46	-	596
Ending balance	$1,374	$5,155	$177	$799	$634	$1,936	$792	$10,867

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for loan losses			Recorded investment in loans
December 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,942	$1,942	$163	$154,197	$154,360
Commercial real estate	-	5,281	5,281	2,523	465,838	468,361
Land	-	268	268	731	17,775	18,506
Multi-family	-	715	715	1,606	53,324	54,930
Real estate construction	-	1,193	1,193	-	76,518	76,518
Consumer	25	1,428	1,453	705	95,256	95,961
Unallocated	-	650	650	-	-	-
Total	$25	$11,477	$11,502	$5,728	$862,908	$868,636

March 31, 2018

Commercial business	$-	$1,668	$1,668	$1,004	$136,668	$137,672
Commercial real estate	-	4,914	4,914	2,883	447,714	450,597
Land	-	220	220	763	14,574	15,337
Multi-family	-	822	822	1,644	61,436	63,080
Real estate construction	-	618	618	-	39,584	39,584
Consumer	69	1,740	1,809	1,428	103,678	105,106
Unallocated	-	715	715	-	-	-
Total	$69	$10,697	$10,766	$7,722	$803,654	$811,376

Non-accrual loans:  Loans are reviewed regularly and it is the Company's general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $75,000 and $78,000 during the nine months ended December 31, 2018 and 2017, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

December 31, 2018	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$-	$-	$268	$268	$154,092	$154,360
Commercial real estate	9	-	1,112	1,121	467,240	468,361
Land	-	-	-	-	18,506	18,506
Multi-family	-	-	-	-	54,930	54,930
Real estate construction	-	-	-	-	76,518	76,518
Consumer	462	4	228	694	95,267	95,961
Total	$471	$4	$1,608	$2,083	$866,553	$868,636

March 31, 2018

Commercial business	$7	$-	$178	$185	$137,487	$137,672
Commercial real estate	-	-	1,200	1,200	449,397	450,597
Land	-	-	763	763	14,574	15,337
Multi-family	-	-	-	-	63,080	63,080
Real estate construction	-	-	-	-	39,584	39,584
Consumer	513	-	277	790	104,316	105,106
Total	$520	$-	$2,418	$2,938	$808,438	$811,376

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$150,099	$2,075	$2,186	$-	$-	$154,360
Commercial real estate	456,824	8,689	2,848	-	-	468,361
Land	17,775	-	731	-	-	18,506
Multi-family	54,379	530	21	-	-	54,930
Real estate construction	76,518	-	-	-	-	76,518
Consumer	95,733	-	228	-	-	95,961
Total	$851,328	$11,294	$6,014	$-	$-	$868,636

March 31, 2018

Commercial business	$132,309	$1,976	$3,387	$-	$-	$137,672
Commercial real estate	440,123	7,489	2,985	-	-	450,597
Land	14,574	-	763	-	-	15,337
Multi-family	60,879	2,190	11	-	-	63,080
Real estate construction	39,584	-	-	-	-	39,584
Consumer	104,829	-	277	-	-	105,106
Total	$792,298	$11,655	$7,423	$-	$-	$811,376

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

December 31, 2018	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$163	$-	$163	$183	$-
Commercial real estate	2,523	-	2,523	3,457	-
Land	731	-	731	768	-
Multi-family	1,606	-	1,606	1,712	-
Consumer	284	421	705	817	25
Total	$5,307	$421	$5,728	$6,937	$25
March 31, 2018

Commercial business	$1,004	$-	$1,004	$1,062	$-
Commercial real estate	2,883	-	2,883	3,816	-
Land	763	-	763	790	-
Multi-family	1,644	-	1,644	1,765	-
Consumer	294	1,134	1,428	1,544	69
Total	$6,588	$1,134	$7,722	$8,977	$69

	Three Months ended December 31, 2018		Three Months ended December 31, 2017
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$166	$-	$1,118	$9
Commercial real estate	2,539	16	3,347	20
Land	735	2	775	-
Multi-family	1,613	22	1,663	23
Consumer	709	9	1,446	15
Total	$5,762	$49	$8,349	$67

	Nine Months ended December 31, 2018		Nine Months ended December 31, 2017
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$377	$-	$912	$32
Commercial real estate	2,639	48	4,510	82
Land	746	2	786	-
Multi-family	1,626	66	1,674	68
Consumer	1,065	35	1,458	46
Total	$6,453	$151	$9,340	$228

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	December 31, 2018			March 31, 2018
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$163	$163	$826	$178	$1,004
Commercial real estate	1,411	1,112	2,523	1,683	1,200	2,883
Land	731	-	731	-	763	763
Multi-family	1,606	-	1,606	1,644	-	1,644
Consumer	705	-	705	1,428	-	1,428
Total	$4,453	$1,275	$5,728	$5,581	$2,141	$7,722

At December 31, 2018, the Company had no commitments to lend additional funds on these loans. At December 31, 2018, all of the Company's TDRs were paying as agreed. There were no new TDRs for the three and nine months ended December 31, 2018 and 2017. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended December 31, 2018.

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

The Company performed an impairment assessment as of October 31, 2018 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying value. If the reporting unit's fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill. GAAP with respect to goodwill requires that the Company compare the implied fair value of goodwill to the carrying amount of goodwill in the Company's consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company's individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company's goodwill will not be written down in future periods.

10.	FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized as follows (dollars in thousands):

	December 31, 2018	March 31, 2018
FHLB advances (1)	$34,543	$-
Weighted average interest rate on FHLB advances (2)	2.39%	1.60%

(1) Consisted of overnight borrowings. (2) Computed based on the borrowing activity for the nine months ended December 31, 2018 and the fiscal year ended March 31, 2018, respectively.

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

The Debentures issued by the Company to the grantor trusts had a carrying value totaling $26.6 million and $26.5 million at December 31, 2018 and March 31, 2018, respectively, and are reflected in the accompanying unaudited consolidated balance sheets in the liabilities section under the caption "junior subordinated debentures." The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $836,000 at both December 31, 2018 and March 31, 2018, is included in prepaid expenses and other assets in the accompanying unaudited consolidated balance sheets. The Company records interest expense on the Debentures in the accompanying unaudited consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at December 31, 2018 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	4.15%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	4.14%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	5.92%	6/2033
		27,836
Fair value adjustment (4)		(1,283)
Total Debentures at fair value		$26,553

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
December 31, 2018	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$8,679	$-	$8,679	$-
Agency securities	12,180	-	12,180	-
Real estate mortgage investment conduits	41,451	-	41,451	-
Residential mortgage-backed securities	77,827	-	77,827	-
Other mortgage-backed securities	42,143	-	42,143	-
Total assets measured at fair value on a recurring basis	$182,280	$-	$182,280	$-

March 31, 2018

Investment securities available for sale:
Municipal securities	$8,732	$-	$8,732	$-
Agency securities	22,102	-	22,102	-
Real estate mortgage investment conduits	46,955	-	46,955	-
Residential mortgage-backed securities	89,074	-	89,074	-
Other mortgage-backed securities	46,358	-	46,358	-
Total assets measured at fair value on a recurring basis	$213,221	$-	$213,221	$-

There were no transfers of assets into or out of Level 1, 2 or 3 during the nine months ended December 31, 2018 and 2017.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
December 31, 2018	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$396	$-	$-	$396

March 31, 2018

Impaired loans	$2,143	$-	$-	$2,143

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2018 and March 31, 2018:

	Valuation Technique	Significant Unobservable Inputs	Range

Impaired loans	Appraised value or discounted cash flows	Adjustment for market conditions or discount rate	N/A(1) 5.25% - 8.0%

(1) There were no adjustments to appraised values of impaired loans as of December 31, 2018 and March 31, 2018.

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

The carrying amount and estimated fair value of financial instruments are as follows at the dates indicated (in thousands):

December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$23,394	$23,394	$-	$-	$23,394
Certificates of deposit held for investment	747	-	738	-	738
Investment securities available for sale	182,280	-	182,280	-	182,280
Investment securities held to maturity	36	-	37	-	37
Loans receivable, net	857,134	-	-	848,906	848,906
FHLB stock	2,735	-	2,735	-	2,735

Liabilities:
Time deposits	95,809	-	93,818	-	93,818
FHLB advances	34,543	-	34,543	-	34,543
Junior subordinated debentures	26,553	-	-	15,849	15,849
Capital lease obligation	2,410	-	2,410	-	2,410

March 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$44,767	$44,767	$-	$-	$44,767
Certificates of deposit held for investment	5,967	-	5,959	-	5,959
Loans held for sale	210	-	210	-	210
Investment securities available for sale	213,221	-	213,221	-	213,221
Investment securities held to maturity	42	-	43	-	43
Loans receivable, net	800,610	-	-	792,916	792,916
FHLB stock	1,353	-	1,353	-	1,353

Liabilities:
Time deposits	123,144	-	120,940	-	120,940
Junior subordinated debentures	26,484	-	-	15,274	15,274
Capital lease obligation	2,431	-	2,431	-	2,431

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which created FASB Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"). ASC 606 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The Company adopted ASC 606 on April 1, 2018 using the modified retrospective approach. Therefore, the comparative information has not been adjusted and continues to be reported under superseded ASC 605. There was no cumulative effect adjustment as of April 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the nine months ended December 31, 2018; however, additional disclosures were incorporated in the Notes to the Consolidated Financial Statements upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Company elected to apply the practical expedient pursuant to ASC 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less. See Note 14 for additional discussion.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 generally requires equity investments – except those accounted for under the equity method of accounting or those that result in consolidation of the investee – to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU 2016-01 also eliminates certain disclosures related to the fair value of financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU on April 1, 2018. As required by ASU 2016-01, the fair value disclosure for loans receivable was computed using an exit price notion and deposits with no stated maturity are no longer included in the fair value disclosures in Note 12.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of carrying amount. ASU 2016-13 also changes the accounting for PCI debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, management anticipates the allowance for loan losses will increase as a result of the implementation of ASU 2016-13; however, until its evaluation is complete, the magnitude of the increase will not be known.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). The amendments in ASU 2018-15 broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for internal-use software costs. The amendments in ASU 2018-15 result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-15 is not expected to have a material impact on the Company's future consolidated financial statements.

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

Disaggregation of Revenue

The following table includes the Company's non-interest income disaggregated by type of service for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Asset management fees	$935	$911	$2,804	$2,582
Debit card and ATM fees	799	733	2,382	2,227
Deposit related fees	436	404	1,313	1,227
Loan related fees	138	184	796	506
BOLI (1)	192	207	545	618
Net gains on sales of loans held for sale (1)	82	140	278	522
FHLMC loan servicing fees (1)	41	32	102	89
Other, net	159	279	630	570
Total non-interest income	$2,782	$2,890	$8,850	$8,341

(1) Not in the scope of ASC 606

For the nine months ended December 31, 2018 and 2017, substantially all of the Company's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized within the scope of ASC 606

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

Contract Balances

As of December 31, 2018, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

15.	COMMITMENTS AND CONTINGENCIES

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

Significant off-balance sheet commitments at December 31, 2018 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$17,441
Fixed-rate	6,071
Standby letters of credit	2,357
Undisbursed loan funds and unused lines of credit	152,953
Total	$178,822

At December 31, 2018, the Company had firm commitments to sell $118,000 of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2018, loans under warranty totaled $113.6 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At December 31, 2018, the Company had an allowance for FHLMC loans of $13,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the nine months ended December 31, 2018 and 2017.

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's net loan portfolio totaled $857.1 million at December 31, 2018 compared to $800.6 million at March 31, 2018.

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

Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 18 branches, including, among others, ten in Clark County, four in the Portland metropolitan area and three lending centers.

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

Economic conditions in the Company's market areas remain improved from the past recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 4.6% at November 30, 2018 compared to 5.3% at March 31, 2018 and 5.0% at December 31, 2017. According to the Oregon Employment Department, unemployment in Portland decreased to 3.6% at November 30, 2018 compared to 3.7% at March 31, 2018 and was unchanged compared to 3.6% at December 31, 2017. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland, Oregon have increased to 2.5 months at December 31, 2018 compared to 1.6 months at March 31, 2018 and December 31, 2017. Residential home inventory levels in Clark County have increased to 2.9 months at December 31, 2018 compared to 1.6 months at March 31, 2018 and 1.8 months at December 31, 2017. According to the RMLS, closed home sales in Clark County decreased 17.3% in December 2018 compared to December 2017. Closed home sales in Portland decreased 21.4% during December 2018 compared December 2017.

Operating Strategy

Fiscal year 2018 marked the 95th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At December 31, 2018 commercial and construction loans represented 89.0% of total loans compared to 87.1% at March 31, 2018. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Implementation of a Profit Improvement Plan ("PIP"). The Company has formed a committee comprised of several members of management and the board of directors to undertake several initiatives to reduce non-interest expense and continue its on-going efforts to identify cost saving opportunities throughout all aspects of the Company's operations. The PIP committee's mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment and other non-interest expenditures. In this regard, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 61.3% at December 31, 2018.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, whereby the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, text banking and mobile payments. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add other products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $570.4 million and $484.3 million at December 31, 2018 and March 31, 2018, respectively. Beginning in November 2017, the Company began offering a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service.

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

Commercial and Construction Loan Composition

The following table sets forth the composition of the Company's commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2018

Commercial business	$154,360	$-	$-	$154,360
Commercial construction	-	-	58,197	58,197
Office buildings	-	119,850	-	119,850
Warehouse/industrial	-	90,167	-	90,167
Retail/shopping centers/strip malls	-	64,317	-	64,317
Assisted living facilities	-	2,790	-	2,790
Single purpose facilities	-	191,237	-	191,237
Land	-	18,506	-	18,506
Multi-family	-	54,930	-	54,930
One-to-four family construction	-	-	18,321	18,321
Total	$154,360	$541,797	$76,518	$772,675

March 31, 2018

Commercial business	$137,672	$-	$-	$137,672
Commercial construction	-	-	23,158	23,158
Office buildings	-	124,000	-	124,000
Warehouse/industrial	-	89,442	-	89,442
Retail/shopping centers/strip malls	-	68,932	-	68,932
Assisted living facilities	-	2,934	-	2,934
Single purpose facilities	-	165,289	-	165,289
Land	-	15,337	-	15,337
Multi-family	-	63,080	-	63,080
One-to-four family construction	-	-	16,426	16,426
Total	$137,672	$529,014	$39,584	$706,270

Comparison of Financial Condition at December 31, 2018 and March 31, 2018

Cash and cash equivalents, including interest-earning accounts, totaled $23.4 million at December 31, 2018 compared to $44.8 million at March 31, 2018. The decrease in cash balances was primarily the result of funding the increase in loans receivable and a decrease in deposits. The Company may deploy a portion of its excess cash balances into investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts based on its asset/liability program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also may invest a portion of its excess cash in short-term certificates of deposit. All of the certificates of deposit held for investment are fully insured by the FDIC. At December 31, 2018, certificates of deposits held for investment totaled $747,000 compared to $6.0 million at March 31, 2018.

Investment securities totaled $182.3 million and $213.3 million at December 31, 2018 and March 31, 2018, respectively. The cash flows received from repayments of our investment securities during the nine months ended December 31, 2018 supplemented the cash needed to fund our loan growth. Our investment securities are primarily comprised of a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). For the nine months ended December 31, 2018, the Company determined that none of its investment securities required an other than temporary impairment ("OTTI") charge. For additional information, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $857.1 million at December 31, 2018 compared to $800.6 million at March 31, 2018. The increase was primarily due to net organic loan growth of $42.3 million and a net increase in the purchase of the guaranteed portion of SBA loans totaling $15.0 million. The Company has had steady loan demand in its market areas and anticipates continuing organic loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas. Risks associated with loans secured by real estate include decreases in land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a geographic concentration of loans. The Company has no option adjustable-rate mortgage (ARM) or teaser residential real estate loans in its portfolio.

Beginning in March 2017, the Company periodically began purchasing the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company's primary market area. These loans are purchased with servicing retained by the seller. At December 31, 2018, the Company's purchased SBA loan portfolio was $61.9 million compared to $47.0 million at March 31, 2018. During the nine months ended December 31, 2018, the Bank purchased $20.1 million of the guaranteed portion of SBA loans, including premiums.

Deposits decreased $52.1 million to $943.6 million at December 31, 2018 compared to $995.7 million at March 31, 2018 due to increased competition and pricing pressures in the Company's market area. The Company had no wholesale-brokered deposits as of December 31, 2018 or March 31, 2018. Core branch deposits (comprised of all demand, savings, interest checking accounts, and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts ("IOLTA"), public funds, and Internet based deposits), accounted for 98.3% of total deposits at both December 31, 2018 and March 31, 2018. The Company plans to continue its focus on core branch deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' equity --increased $11.2 million to $128.1 million at December 31, 2018 from $116.9 million at March 31, 2018. The increase was mainly attributable to net income of $13.1 million partially offset by cash dividends declared of $2.5 million for the nine months ended December 31, 2018. The Company did not repurchase any shares of common stock during the nine months ended December 31, 2018 or during the fiscal year ended March 31, 2018.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. As of December 31, 2018, the Bank was "well capitalized" as defined under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain the minimum capital ratios set forth in the tables below.

The Bank's actual and required minimum capital amounts and ratios are as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital:
(To Risk-Weighted Assets)	$135,484	16.35%	$66,297	8.0%	$82,871	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	125,105	15.10	49,723	6.0	66,297	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	125,105	15.10	37,292	4.5	53,866	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	125,105	11.22	44,619	4.0	55,773	5.0

March 31, 2018
Total Capital:
(To Risk-Weighted Assets)	$123,061	15.41%	$63,868	8.0%	$79,835	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	113,066	14.16	47,901	6.0	63,868	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	113,066	14.16	35,926	4.5	51,893	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	113,066	10.26	44,093	4.0	55,116	5.0

In addition to the minimum common equity tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement started to be phased in beginning in January 2016 when more than 0.625% of risk-weighted assets was required and increases each year until fully implemented to an amount greater than 2.5% of risk-weighted assets in January 2019. As of December 31, 2018, the Bank's CET1 capital exceeded the required capital conservation buffer at an amount greater than 1.875%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at December 31, 2018, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to help ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2018, the Company used its sources of funds primarily to fund loan commitments. At December 31, 2018, cash and available for sale investments totaled $206.4 million, or 17.9% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At December 31, 2018, the Company had no advances from the FRB and a borrowing capacity of $54.4 million from the FRB. At December 31, 2018, FHLB advances totaled $34.5 million and the Company had a remaining available credit facility of $205.0 million. At December 31, 2018, the Company had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At December 31, 2018 and March 31, 2018, the Bank had no wholesale brokered deposits. The Bank participates in the CDARS and ICS deposit products, which allows the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $18.6 million, or 2.0% of total deposits, and $23.6 million, or 2.4% of total deposits, at December 31, 2018 and March 31, 2018, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At December 31, 2018 and March 31, 2018, the Company had no deposits through this listing service. Although the Company did not originate any internet based deposits during the nine months ended December 31, 2018, or during the year ended March 31, 2018, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank's funding sources gives the Bank remaining available liquidity of $623.0 million, or 54.1% of total assets at December 31, 2018.

At December 31, 2018, the Company had total commitments of $178.8 million, which includes commitments to extend credit of $23.5 million, unused lines of credit and undisbursed balances of $153.0 million and standby letters of credit totaling $2.4 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year totaled $68.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $49.0 million.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2018, Riverview Bancorp, Inc. had $5.4 million in cash to meet liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $1.6 million or 0.14% of total assets at December 31, 2018 compared to $2.7 million or 0.24% of total assets at March 31, 2018.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands):

	December 31, 2018		March 31, 2018
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$268	1	$178
Commercial real estate	2	1,112	2	1,200
Land	-	-	1	763
Consumer	15	232	12	277
Total	19	$1,612	16	$2,418

The Company continues to focus on managing the residential construction and land acquisition and development loan portfolios. At December 31, 2018, the Company's residential construction and land acquisition and development loan portfolios were $18.3 million and $18.5 million, respectively, as compared to $16.4 million and $15.3 million, respectively, at March 31, 2018. There were no non-performing loans in the land acquisition and development loan portfolio at December 31, 2018. The percentage of nonperforming loans in the land acquisition and development loan portfolios was 4.97% at March 31, 2018. There were no nonperforming residential construction loans at December 31, 2018 or March 31, 2018. For the nine months ended December 31, 2018, there were no charge-offs or recoveries in the residential construction loan portfolio or in the land development loan portfolio.

The Company had no REO as of December 31, 2018 and $298,000 at March 31, 2018. There were no valuation write-downs or transfers to REO during the three and nine months ended December 31, 2018.

The allowance for loan losses was $11.5 million, or 1.32% of total loans at December 31, 2018 compared to $10.8 million, or 1.33% of total loans at March 31, 2018. The ----balance of the allowance for loan losses at December 31, 2018 increased primarily due to the overall increase in the loan portfolio since March 31, 2018. The Company recorded a provision for loan losses of $50,000 for the nine months ended December 31, 2018.

The coverage ratio of allowance for loan losses to nonperforming loans was 713.52% at December 31, 2018 compared to 445.24% at March 31, 2018. At December 31, 2018, the Company identified $1.3 million or 79.13% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at December 31, 2018 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company's impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At December 31, 2018, the Company had TDRs totaling $5.7 million, of which $4.4 million were on accrual status. As of December 31, 2018, none of the Company's TDRs were in default of their modified repayment terms. The related amount of interest income recognized on TDRs was $151,000 and $228,000 for the nine months ended December 31, 2018 and 2017, respectively.

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

The following table sets forth information regarding the Company's nonperforming assets at the dates indicated (dollars in thousands):

	December 31, 2018	March 31, 2018
Loans accounted for on a non-accrual basis:
Commercial business	$268	$178
Other real estate mortgage	1,112	1,963
Consumer	228	277
Total	1,608	2,418
Accruing loans which are contractually past due 90 days or more	4	-
Total nonperforming loans	1,612	2,418
REO	-	298
Total nonperforming assets	$1,612	$2,716

Foregone interest on non-accrual loans (1)	$75	$102
Total nonperforming loans to total loans	0.19%	0.30%
Total nonperforming loans to total assets	0.14%	0.21%
Total nonperforming assets to total assets	0.14%	0.24%

(1) Nine months ended December 31, 2018 and fiscal year ended March 31, 2018.

The following table sets forth information regarding the Company's nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2018

Commercial business	$-	$163	$-	$105	$268
Commercial real estate	924	188	-	-	1,112
Consumer	-	173	-	59	232
Total nonperforming loans	924	524	-	164	1,612
REO	-	-	-	-	-
Total nonperforming assets	$924	$524	$-	$164	$1,612

March 31, 2018

Commercial business	$-	$178	$-	$-	$178
Commercial real estate	997	203	-	-	1,200
Land	763	-	-	-	763
Consumer	-	206	-	71	277
Total nonperforming loans	1,760	587	-	71	2,418
REO	-	-	298	-	298
Total nonperforming assets	$1,760	$587	$298	$71	$2,716

The composition of land acquisition and development and speculative construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
December 31, 2018

Land development	$2,187	$1,927	$14,392	$18,506
Speculative construction	1,098	81	14,226	15,405
Total land development and speculative construction	$3,285	$2,008	$28,618	$33,911

March 31, 2018

Land development	$482	$881	$13,974	$15,337
Speculative construction	400	421	12,596	13,417
Total land development and speculative construction	$882	$1,302	$26,570	$28,754

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands):

	December 31, 2018		March 31, 2018
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	9	$1,918	11	$3,209
Commercial real estate	2	1,736	2	1,785
Multi-family	2	21	1	11
Land	1	731	-	-
Total	14	$4,406	14	$5,005

At December 31, 2018, loans delinquent 30 - 89 days were 0.05% of total loans compared to 0.06% of total loans at March 31, 2018. At December 31, 2018, loans 30 – 89 days delinquent in the consumer loan portfolio totaled $462,000. Loans 30 – 89 days delinquent in the commercial real estate loan portfolio totaled $9,000 at December 31, 2018. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 53.92% of total loans and consumer loans represented 11.05% of total loans.

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

The Company performed its annual goodwill impairment test as of October 31, 2018. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit's projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management's best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 6.9%, a net interest margin that approximated 4.3% and a return on assets that ranged from 1.33% to 1.53% (average of 1.42%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 14.90% utilized for our cash flow estimates and a terminal value estimated at 1.7 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.3 times tangible book value. The Company calculated a fair value of its reporting unit of $254.0 million using the corporate value approach, $194.9 million using the income approach and $259.0 million using the market approach, with a final concluded value of $238.0 million, with primary weight given to the market approach and the corporate value approach. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2018 and 2017

Net Income. Net income for the three months ended December 31, 2018 and 2017 was $4.4 million, or $0.19 per diluted share, and $1.5 million, or $0.07 per diluted share, respectively. Net income for the nine months ended December 31, 2018 and 2017 was $13.1 million, or $0.58 per diluted share, and $7.2 million, or $0.32 per diluted share, respectively. The Company's earnings for the three and nine months ended December 31, 2018 compared to the same prior year periods improved due to the impact of utilizing a lower effective tax rate due to the Tax Act as well as an increase in net interest income partially offset by a modest increase in non-interest expense.

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

Net interest income for the three and nine months ended December 31, 2018 was $11.7 million and $34.8 million, respectively, representing an $884,000 and $2.8 million increase, respectively, compared to the three and nine months ended December 31, 2017. The net interest margin for the three and nine months ended December 31, 2018 was 4.39% and 4.37%, respectively, compared to 4.06% for both the three and nine months ended December 31, 2017. This increase in the net interest margin was primarily the result of the increase in the average balance of loans receivable in addition to the recovery of $684,000 of nonaccrual interest from two loans that were previously charged-off. The positive impact on the net interest margin from the recovery of nonaccrual interest was eight basis points for the nine months ended December 31, 2018.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended December 31, 2018 was $12.3 million and $36.7 million, respectively, compared to $11.4 million and $33.7 million, respectively, for the same periods in the prior year. The increase was due primarily to an increase in interest income on loans receivable as a result of an increase in the average balance of loans.

The average balance of net loans increased $69.1 million and $50.8 million to $854.4 million and $835.7 million for the three and nine months ended December 31, 2018, respectively, from $785.3 million and $784.9 million for the same prior year periods, respectively. The average yield on net loans was 5.17% and 5.22% for the three and nine months ended December 31, 2018, respectively, compared to 5.04% and 5.03% for the same three and nine months in the prior year, respectively.

Interest Expense. Interest expense increased $74,000 and $123,000 to $656,000 and $1.9 million for the three and nine months ended December 31, 2018, respectively, compared to $582,000 and $1.8 million for the same prior year periods. The increase in interest expense was primarily the result of an increase in outstanding FHLB advances in addition to an increase in the interest rate related to variable rate subordinated debentures, which reprice quarterly based on the three-month LIBOR. The weighted average interest rate on interest-bearing deposits was 0.14% and 0.15% for the three and nine months ended December 31, 2018 compared to 0.17% for both the three and nine months ended December 31, 2017. The weighted average interest rate on other interest-bearing liabilities was 4.35% and 4.49% for the three and nine months ended December 31, 2018 compared to 3.89% and 3.80% for the same prior year periods.

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

	Three Months Ended December 31,
	2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Mortgage loans	$670,116	$8,947	5.30%	$624,358	$8,104	5.15%
Non-mortgage loans	184,252	2,182	4.70	160,906	1,874	4.62
Total net loans (1)	854,368	11,129	5.17	785,264	9,978	5.04

Investment securities (2)	193,171	1,158	2.38	221,597	1,249	2.24
Daily interest-earning assets	73	-	-	173	-	-
Other earning assets	9,587	60	2.48	48,566	168	1.37
Total interest-earning assets	1,057,199	12,347	4.63	1,055,600	11,395	4.28

Non-interest-earning assets:
Office properties and equipment, net	15,256			15,744
Other non-interest-earning assets	65,643			73,278
Total assets	$1,138,098			$1,144,622

Interest-bearing liabilities:
Regular savings accounts	$137,862	35	0.10	$134,994	34	0.10
Interest checking accounts	182,055	26	0.06	170,194	24	0.06
Money market accounts	248,305	74	0.12	276,304	85	0.12
Certificates of deposit	101,415	105	0.41	133,996	155	0.46
Total interest-bearing deposits	669,637	240	0.14	715,488	298	0.17

Other interest-bearing liabilities	37,981	416	4.35	28,943	284	3.89
Total interest-bearing liabilities	707,618	656	0.37	744,431	582	0.31

Non-interest-bearing liabilities:
Non-interest-bearing deposits	297,609			273,070
Other liabilities	7,619			8,290
Total liabilities	1,012,846			1,025,791
Shareholders' equity	125,252			118,831
Total liabilities and shareholders' equity	$1,138,098			$1,144,622
Net interest income		$11,691			$10,813
Interest rate spread			4.26%			3.97%
Net interest margin			4.39%			4.06%
Ratio of average interest-earning assets to average interest-bearing liabilities			149.40%			141.80%
Tax equivalent adjustment (3)		$11			$17

(1) Includes non-accrual loans.
    (2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income.

	Nine Months Ended December 31,
	2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Mortgage loans	$655,929	$26,551	5.37%	$628,278	$23,919	5.05%
Non-mortgage loans	179,768	6,298	4.65	156,648	5,842	4.95
Total net loans (1)	835,697	32,849	5.22	784,926	29,761	5.03

Investment securities (2)	204,194	3,568	2.32	211,563	3,504	2.20
Daily interest-earning assets	47	1	2.82	108	-	-
Other earning assets	16,812	270	2.13	48,686	483	1.32
Total interest-earning assets	1,056,750	36,688	4.61	1,045,283	33,748	4.29

Non-interest-earning assets:
Office properties and equipment, net	15,535			15,940
Other non-interest-earning assets	66,451			72,943
Total assets	$1,138,736			$1,134,166

Interest-bearing liabilities:
Regular savings accounts	$136,763	103	0.10	$131,304	99	0.10
Interest checking accounts	180,723	76	0.06	169,275	73	0.06
Money market accounts	256,203	233	0.12	276,833	255	0.12
Certificates of deposit	109,915	347	0.42	139,877	506	0.48
Total interest-bearing deposits	683,604	759	0.15	717,289	933	0.17

Other interest-bearing liabilities	33,286	1,126	4.49	28,973	829	3.80
Total interest-bearing liabilities	716,890	1,885	0.35	746,262	1,762	0.31

Non-interest-bearing liabilities:
Non-interest-bearing deposits	291,691			263,477
Other liabilities	7,857			8,028
Total liabilities	1,016,438			1,017,767
Shareholders' equity	122,298			116,399
Total liabilities and shareholders' equity	$1,138,736			$1,134,166
Net interest income		$34,803			$31,986
Interest rate spread			4.26%			3.98%
Net interest margin			4.37%			4.06%
Ratio of average interest-earning assets to average interest-bearing liabilities			147.41%			140.07%
Tax equivalent adjustment (3)		$34			$32

(1) Includes non-accrual loans.
    (2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended December 31, 2018 compared to the periods ended December 31, 2017. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended December 31,			Nine Months Ended December 31,
	2018 vs. 2017			2018 vs. 2017

	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Net Increase (Decrease)	Volume	Rate	Total Net Increase (Decrease)

Interest Income:
Mortgage loans	$603	$240	$843	$1,079	$1,553	$2,632
Non-mortgage loans	276	32	308	825	(369)	456
Investment securities (1)	(166)	75	(91)	(124)	188	64
Daily interest-earning	-	-	-	(1)	2	1
Other earning assets	(189)	81	(108)	(417)	204	(213)
Total interest income	524	428	952	1,362	1,578	2,940

Interest Expense:
Regular savings accounts	1	-	1	4	-	4
Interest checking accounts	2	-	2	3	-	3
Money market deposit accounts	(11)	-	(11)	(22)	-	(22)
Certificates of deposit	(35)	(15)	(50)	(100)	(59)	(159)
Other interest-bearing liabilities	96	36	132	133	164	297
Total interest expense	53	21	74	18	105	123
Net interest income	$471	$407	$878	$1,344	$1,473	$2,817

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

In accordance with GAAP, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $1.7 million and $2.2 million at December 31, 2018 and March 31, 2018, respectively.

The provision for loan losses totaled $50,000 for the nine months ended December 31, 2018, compared to no provision for loan losses for the same prior year period. The increase in the provision for loan losses for the nine months ended December 31, 2018 was primarily due to the required provision related to the overall increase in the loan portfolio. The lack of a provision for loan losses for the nine months ended December 31, 2017 was based primarily upon net recoveries and the stabilization of real estate values in our market areas.

Net charge-offs for the three months ended December 31, 2018 totaled $11,000. Net recoveries for the nine months ended December 31, 2018 totaled $686,000. This compares to net recoveries for the three and nine months ended December 31, 2017 totaling $250,000 and $339,000, respectively. The net recoveries occurred primarily as a result of the stabilization in the level of delinquent, nonperforming and classified loans and the stabilization of real estate values in our market areas, as well as an increase in recoveries on previously charged-off loans. During the first quarter of fiscal 2019, the Company received $581,000 and $242,000 in recovery payments on two loans, respectively, that were previously charged off. No additional recoveries are expected on these loans as the Company has fully recovered its prior charge-offs. Nonperforming loans were $1.6 million at December 31, 2018 compared to $2.7 million at December 31, 2017. The ratio of allowance for loan losses to nonperforming loans was 713.52% at December 31, 2018 compared to 409.15% at December 31, 2017. See "Asset Quality" above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of December 31, 2018, the Company had identified $5.7 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $5.3 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying cost, which in some cases is the result of previous loan charge-offs. At December 31, 2018, charge-offs on these impaired loans totaled $460,000 from their original loan balances. The remaining $421,000 have specific valuation allowances totaling $25,000.

Non-Interest Income. Non-interest income decreased $108,000 for the three months ended December 31, 2018 compared to the same prior year period. The decrease for the three months ended December 31, 2018 compared to the same period in 2017 was primarily due to a decrease in net gains on sales of loans held for sale of $58,000 and a $119,000 decrease in other non-interest income primarily due to a decrease in the gain on sales of REO of $74,000. These decreases were partially offset by increases in fees and service charges and asset management fees of $60,000 and $24,000, respectively for the three months ended December 31, 2018 compared to the same prior year period.

Non-interest income increased $509,000 for the nine months ended December 31, 2018 compared to the same prior year period. The increase for the nine months ended December 31, 2018 compared to the same period in 2017 was due to an increase in fees and service charges and asset management fees of $608,000 and $222,000, respectively. These increases were partially offset by a decrease in net gains on sales of loans held for sale of $244,000 for the nine months ended December 31, 2018 compared to the same period in 2017.

Non-Interest Expense. Non-interest expense increased $245,000 and $246,000 to $8.8 million and $26.7 million for the three and nine months ended December 31, 2018, respectively, compared to $8.6 million and $26.5 million for the three and nine months ended December 31, 2017. The increase for the three and nine months ended December 31, 2018 was due to increases of $411,000 and $599,000, respectively, in salaries and employee benefits, and $199,000 and $194,000, respectively, in professional fees. For the three and nine months ended December 31, 2018, the above increases were partially offset by a decrease of $402,000 and $410,000, respectively, in other non-interest expense primarily due to the $355,000 gain on sale of the land and building, which occurred in December 2018, related to the Longview branch closure.

Income Taxes. The provision for income taxes was $1.3 million and $3.8 million for the three and nine months ended December 31, 2018, respectively, compared to $3.6 million and $6.6 million for the three and nine months ended December 31, 2017, respectively. Although income before income taxes increased, the provision for income taxes decreased for the three and nine months ended December 31, 2018 compared to the same prior year periods as a result of utilizing a lower effective federal corporate income tax rate in addition to a one-time net charge to the provision for income taxes of $1.8 million related to the revaluation of the deferred tax assets and liabilities for both the three and nine months ended December 31, 2017 as a result of the Tax Act. The effective tax rate was 22.5% and 22.4% for the three and nine months ended December 31, 2018, compared to 70.4% and 47.6% for the three and nine months ended December 31, 2017, respectively. As of December 31, 2018, management deemed that a valuation allowance related to the Company's net deferred tax asset was not necessary. At December 31, 2018, the Company had a net deferred tax asset of $4.7 million compared to $4.8 million at March 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2018 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2018 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect on December 31, 2018 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended December 31, 2018, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
4	Form of Certificate of Common Stock of the Registrant (2)
10.1	Form of Employment Agreement between the Company and Kevin J. Lycklama (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and each of Patrick Sheaffer and Kevin J. Lycklama (4)
10.3	Form of Change in Control Agreement between the Company and Chris P. Cline (5)
10.4	Employee Severance Compensation Plan (6)
10.5	Employee Stock Ownership Plan (7)
10.6	1998 Stock Option Plan (8)
10.7	2003 Stock Option Plan (9)
10.8	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (10)
10.9	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (10)
10.10	Deferred Compensation Plan (11)
10.11	2017 Equity Incentive Plan (12)
11	Statement of recomputation of earnings per share (See Note 5 of the Notes to Consolidated Financial Statements contained herein.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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

RIVERVIEW BANCORP, INC.

By:	/S/ Kevin J. Lycklama	By:	/S/ David Lam
	Kevin J. Lycklama		David Lam
	President and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Executive Officer)

Date:	February 8, 2019	Date:	February 8, 2019

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements