Form 10-K
period 2019-03-31
RIVERVIEW BANCORP INC
filed 2019-06-14
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2019  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-22957

RIVERVIEW BANCORP, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900, Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 693-6650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, Par Value $0.01 per share	RVSB	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2018 was $199,772,614 (22,598,712 shares at $8.84 per share). As of June 14, 2019, there were issued and outstanding 22,622,712 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (Part III).

Forward-Looking Statements

As used in this Form 10-K, the terms "we," "our," "us," "Riverview" and "Company" refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-K, the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook," or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company's allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company's market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company's net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company's market areas; secondary market conditions for loans and the Company's ability to originate loans for sale and sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank's regulatory capital position or affect the Company's ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company's business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company's ability to attract and retain deposits; the Company's ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company's assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company's consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company's workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company's ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company's ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company's ability to pay dividends on its common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards; other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services; and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2020 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company's consolidated financial condition and consolidated results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the "Bank"). At March 31, 2019, the Company had total assets of $1.2 billion, total deposits of $925.1 million and shareholders' equity of $133.1 million. The Company's executive offices are located in Vancouver, Washington. The Bank's subsidiary, Riverview Trust Company (the "Trust Company"), is a trust and financial services company located in downtown Vancouver, Washington, and provides full-service brokerage activities, trust and asset management services.

The Company is subject to regulation by the Board of Governors of the Federal Reserve Systems ("Federal Reserve"). Substantially all of the Company's business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF"). The Bank is a member of the Federal Home Loan Bank of Des Moines ("FHLB") which is one of the 11 regional banks in the Federal Home Loan Bank System ("FHLB System").

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company's loans receivable, net, totaled $864.7 million at March 31, 2019 compared to $800.6 million a year ago.

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

Market Area

The Company conducts operations from its home office in Vancouver, Washington and 18 branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, and Vancouver, Washington (seven branch offices) and Portland (two branch offices), Gresham, Tualatin and Aumsville, Oregon. The Trust Company has two locations, one in downtown Vancouver, Washington and one in Lake Oswego, Oregon, and provides full-service brokerage activities, trust and asset management services. Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank. The Bank's Business and Professional Banking Division, with two lending offices located in Vancouver and one in Portland, offers commercial and business banking services. The Bank also operates a lending office for mortgage banking activities in Vancouver.

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

Economic conditions in the Company's market areas continue to be better than those in the past recessionary downturn. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 5.3% at March 31, 2019 compared to 5.4% at March 31, 2018. According to the Oregon Employment Department, unemployment in Portland increased to 3.9% at March 31, 2019 compared to 3.7% at March 31, 2018. According to the Regional Multiple Listing Services ("RMLS"), residential home inventory levels in Portland, Oregon have increased to 2.2 months at March 31, 2019 compared to 1.6 months at March 31, 2018. Residential home inventory levels in Clark County have increased to 2.4 months at March 31, 2019 compared to 1.6 months March 31, 2018. According to the RMLS, closed home sales in March 2019 in Clark County decreased 4.8% compared to March 2018. Closed home sales during March 2019 in Portland decreased 7.9% compared to March 2018.

Lending Activities

General.  At March 31, 2019, the Company's net loans receivable totaled $864.7 million, or 74.7% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors ("Board") and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio, excluding loans held for sale, by type of loan at the dates indicated (dollars in thousands):

	At March 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and construction:
Commercial business	$162,796	18.58%	$137,672	16.97%	$107,371	13.78%	$69,397	11.11%	$77,186	13.31%
Other real estate mortgage (1)	530,029	60.50	529,014	65.20	506,661	65.00	399,527	63.94	345,506	59.60
Real estate construction	90,882	10.37	39,584	4.88	46,157	5.92	26,731	4.28	30,498	5.26
Total commercial and construction	783,707	89.45	706,270	87.05	660,189	84.70	495,655	79.33	453,190	78.17
Consumer:
Real estate one-to-four family	84,053	9.60	90,109	11.10	92,865	11.91	88,780	14.21	89,801	15.49
Other installment	8,356	0.95	14,997	1.85	26,378	3.39	40,384	6.46	36,781	6.34
Total consumer	92,409	10.55	105,106	12.95	119,243	15.30	129,164	20.67	126,582	21.83
Total loans	876,116	100.00%	811,376	100.00%	779,432	100.00%	624,819	100.00%	579,772	100.00%
Less:
Allowance for loan losses	11,457		10,766		10,528		9,885		10,762
Total loans receivable, net	$864,659		$800,610		$768,904		$614,934		$569,010

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans.

Loan Portfolio Composition. The following tables set forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2019

Commercial business	$162,796	$-	$-	$162,796
Commercial construction	-	-	70,533	70,533
Office buildings	-	118,722	-	118,722
Warehouse/industrial	-	91,787	-	91,787
Retail/shopping centers/strip malls	-	64,934	-	64,934
Assisted living facilities	-	2,740	-	2,740
Single purpose facilities	-	183,249	-	183,249
Land acquisition and development	-	17,027	-	17,027
Multi-family	-	51,570	-	51,570
One-to-four family construction	-	-	20,349	20,349
Total	$162,796	$530,029	$90,882	$783,707

March 31, 2018

Commercial business	$137,672	$-	$-	$137,672
Commercial construction	-	-	23,158	23,158
Office buildings	-	124,000	-	124,000
Warehouse/industrial	-	89,442	-	89,442
Retail/shopping centers/strip malls	-	68,932	-	68,932
Assisted living facilities	-	2,934	-	2,934
Single purpose facilities	-	165,289	-	165,289
Land acquisition and development	-	15,337	-	15,337
Multi-family	-	63,080	-	63,080
One-to-four family construction	-	-	16,426	16,426
Total	$137,672	$529,014	$39,584	$706,270

Commercial Business Lending. At March 31, 2019, the commercial business loan portfolio totaled $162.8 million, or 18.6% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company's commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit-worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Additionally, the borrower's cash flow may be unpredictable and collateral securing these loans may fluctuate in value.

Other Real Estate Mortgage Lending.  At March 31, 2019, the other real estate mortgage loan portfolio totaled $530.0 million, or 60.5% of total loans. The Company originates other real estate mortgage loans secured by office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively "commercial real estate loans" or "CRE"); as well as land and multi-family loans primarily located in its market area. At March 31, 2019, owner occupied properties accounted for 34.4% and non-owner occupied properties accounted for 65.6% of the Company's commercial real estate loan portfolio.

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

The Company actively pursues commercial real estate loans. Loan demand within the Company's market area was competitive in fiscal year 2019 as economic conditions and competition for strong credit-worthy borrowers remained high. At March 31, 2019 and 2018, the Company had the same two commercial real estate loans totaling $1.1 million and $1.2 million, respectively, on non-accrual status. For more information concerning risks related to commercial real estate loans, see Item 1A. "Risk Factors – Our emphasis on commercial real estate lending may expose us to increased lending risks."

Land acquisition and development loans are included in the other real estate mortgage loan portfolio balance and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchases and infrastructure development of properties (e.g. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sales to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. At March 31, 2019, land acquisition and development loans totaled $17.0 million, or 1.94% of total loans compared to $15.3 million, or 1.89% of total loans at March 31, 2018. The largest land acquisition and development loan had an outstanding balance at March 31, 2019 of $2.8 million and was performing according to its original payment terms. At March 31, 2019, all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At March 31, 2019, the Company had no land acquisition and development loans on non-accrual status.  At March 31, 2018, the Company had one land acquisition and development loan totaling $763,000 on non-accrual status.

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

The composition of the Company's construction loan portfolio, including undisbursed funds, was as follows at the dates indicated (dollars in thousands):

	At March 31,
	2019		2018
	Amount (1)	Percent	Amount (1)	Percent

Speculative construction	$12,315	8.01%	$7,589	6.80%
Commercial/multi-family construction	116,815	76.01	80,357	72.04
Custom/presold construction	19,643	12.78	18,029	16.16
Construction/permanent	4,923	3.20	5,573	5.00
Total	$153,696	100.00%	$111,548	100.00%

(1) Includes undisbursed funds of $62.8 million and $72.0 million at March 31, 2019 and 2018, respectively.

At March 31, 2019, the balance of the Company's construction loan portfolio, including undisbursed funds, was $153.7 million compared to $111.5 million at March 31, 2018. The $42.1 million increase was primarily due to a $36.5 million increase in commercial/multi-family construction loans along with an increase of $4.7 million in speculative construction loans. The Company plans to continue to proactively manage and control the growth in its construction loan portfolio in fiscal year 2020 but will continue to originate new construction loans to selected customers.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2019 was a loan to finance the construction of a single family home totaling $929,000. This loan is to a single borrower that is secured by a property located in the Company's market area. The average balance of loans in the speculative construction loan portfolio at March 31, 2019 was $275,000. At March 31, 2019 and 2018, the Company had no speculative construction loans on non-accrual status.

The composition of speculative construction and land acquisition and development loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
March 31, 2019

Land acquisition and development	$2,184	$1,908	$12,935	$17,027
Speculative and custom/presold construction	1,680	104	15,284	17,068
Total	$3,864	$2,012	$28,219	$34,095

March 31, 2018

Land acquisition and development	$482	$881	$13,974	$15,337
Speculative and custom/presold construction	400	421	12,596	13,417
Total	$882	$1,302	$26,570	$28,754

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Presold construction loans are generally originated for a term of 12 months. At March 31, 2019 and 2018, presold construction loans totaled $8.5 million and $9.0 million, respectively.

Unlike speculative and presold construction loans, custom construction loans are made directly to the homeowner. At March 31, 2019 and 2018, the Company had no custom construction loans. Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an adjustable rate mortgage ("ARM") loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. For adjustable rate loans, the interest rates adjust on their first adjustment date. See "Mortgage Brokerage" and "Mortgage Loan Servicing" below for more information. At March 31, 2019, construction/permanent loans totaled $3.3 million, the largest of which had an outstanding balance of $1.4 million and was performing according to its original repayment terms. The average balance of loans in the construction/permanent loan portfolio at March 31, 2019 was $410,000.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2019, such loans totaled $70.5 million, or 77.6% of total real estate construction loans and 8.05% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company's market area. At March 31, 2019, the largest commercial construction loan had a balance of $11.4 million and was performing according to its original repayment terms. The average balance of loans in the commercial construction loan portfolio at March 31, 2019 was $3.1 million. At March 31, 2019 and 2018, the Company had no commercial construction loans on non-accrual status.

The Company has originated construction and land acquisition and development loans where a component of the cost of the project was the interest required to service the debt during the construction period of the loan, sometimes known as interest reserves. The Company allows disbursements of this interest component as long as the project is progressing as originally projected and if there has been no deterioration in the financial standing of the borrower or the underlying project. If the Company makes a determination that there is such deterioration, or if the loan becomes nonperforming, the Company halts any disbursement of those funds identified for use in paying interest. In some cases, additional interest reserves may be taken by use of deposited funds or through credit lines secured by separate and additional collateral. For additional information concerning the risks related to construction lending, see Item 1A. "Risk Factors – Our real estate construction and land acquisition and development loans expose us to risk."

Consumer Lending. Consumer loans totaled $92.4 million at March 31, 2019 and were comprised of $65.3 million of one-to-four family mortgage loans, $17.2 million of home equity lines of credit, $1.5 million of land loans to consumers for the future construction of one-to-four family homes and $8.4 million of other secured and unsecured consumer loans, which primarily consisted of $5.8 million of purchased automobile loans.

One-to-four family residences located in the Company's primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed-rate mortgages and ARMs with repricing based on the one-year constant maturity U.S. Treasury index or other index. At March 31, 2019, the Company had three residential real estate loans totaling $169,000 on non-accrual status compared to four loans totaling $206,000 at March 31, 2018. All of these loans were secured by properties located in Oregon and Washington.

The Company also purchases, from time to time, pools of automobile loans from another financial institution as a way to further diversify its loan portfolio and to earn a higher yield than on its cash or short-term investments. These indirect automobile loans are originated through a single dealership group located outside the Company's primary market area. Unlike a direct loan where the borrower makes an application directly to the lender, in these loans the dealer, who has a direct financial interest in the loan transaction, assists the borrower in preparing the loan application. Indirect automobile loans we purchased are underwritten by us using substantially similar guidelines to our internal guidelines. However, because these loans are originated through a third-party and not directly by us, we do not have direct contact with the borrower and therefore these loans may be more susceptible to a material misstatement on the loan application and present greater risks than other types of lending activities. The collateral for these loans is comprised of a mix of used automobiles. These loans are purchased with servicing retained by the seller. The Company did not purchase any automobile loans during fiscal years 2019 and 2018. At March 31, 2019, twelve of the purchased automobile loans were on non-accrual status totaling $41,000. At March 31, 2018, eight of the purchased automobile loans were on non-accrual status totaling $71,000.

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. At March 31, 2019 and 2018, excluding the purchased automobile loans noted above, the Company had no installment loans on non-accrual status.

Installment consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In these cases, we face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Finally, because indirect automobile loan applications are originated by automobile dealerships, we underwrite the loans and we assume the risks associated with unsatisfactory origination procedures, including compliance with federal, state and local laws. In addition, since a third-party services these loans for us, any failure of our third-party servicer to timely pursue repossession action may adversely affect our ability to limit our credit losses. As a result of these factors, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which could negatively affect our results of operations.

Loan Maturity. The following table sets forth certain information at March 31, 2019 regarding the dollar amount of loans maturing in the Company's total loan portfolio based on their contractual terms to maturity but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments or stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees (in thousands):

	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:
Commercial business	$17,501	$19,920	$15,369	$50,117	$59,889	$162,796
Other real estate mortgage	14,680	20,939	68,037	336,189	90,184	530,029
Real estate construction	15,085	1,555	-	62,567	11,675	90,882
Total commercial and construction	47,266	42,414	83,406	448,873	161,748	783,707
Consumer:
Real estate one-to-four family	326	501	931	4,363	77,932	84,053
Other installment	1,047	5,536	1,184	263	326	8,356
Total consumer	1,373	6,037	2,115	4,626	78,258	92,409
Total loans	$48,639	$48,451	$85,521	$453,499	$240,006	$876,116

The following table sets forth the dollar amount of loans due after one year from March 31, 2019, which have fixed and adjustable interest rates (in thousands)  :

	Fixed Rate	Adjustable Rate	Total

Commercial and construction:
Commercial business	$89,199	$56,096	$145,295
Other real estate mortgage	180,845	334,504	515,349
Real estate construction	27,701	48,096	75,797
Total commercial and construction	297,745	438,696	736,441
Consumer:
Real estate one-to-four family	63,082	20,645	83,727
Other installment	6,769	540	7,309
Total consumer	69,851	21,185	91,036
Total loans	$367,596	$459,881	$827,477

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. At March 31, 2019, the Company had outstanding commitments to originate loans of $40.7 million compared to $35.1 million at March 31, 2018.

Mortgage Brokerage. In addition to originating mortgage loans for retention in its loan portfolio, the Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of, and funded by, the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a portion of the origination fee. During the year ended March 31, 2019, brokered loans totaled $35.0 million (including $10.4 million brokered to the Company) compared to $43.4 million (including $11.9 million brokered to the Company) of brokered loans in fiscal year 2018. Gross fees of $504,000 and $746,000, which includes brokered loan fees and fees for loans sold to the Federal Home Loan Mortgage Company ("FHLMC"), were earned for the years ended March 31, 2019 and 2018, respectively. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC. The Company generally sells fixed-rate residential one-to-four family mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset/liability strategy. Mortgage loans are sold to the FHLMC on a non-recourse basis whereby foreclosure losses are the responsibility of the FHLMC and not the Company. The Company's general policy is to close its residential loans on FHLMC modified loan documents to facilitate future sales to the FHLMC. Upon sale, the Company continues to collect payments on the loans, supervise foreclosure proceedings, and otherwise service the loans. At March 31, 2019, total loans serviced for others were $149.4 million, of which $111.4 million were serviced for the FHLMC.

Nonperforming Assets.  Nonperforming assets were $1.5 million or 0.13% of total assets at March 31, 2019 compared with $2.7 million or 0.24% of total assets at March 31, 2018. The Company had net loan recoveries totaling $641,000 during fiscal 2019 compared to $238,000 during fiscal 2018. Credit quality metrics continued to improve in the past fiscal year and the real estate market in our primary market area has improved steadily. Although it appears the economic conditions have stabilized, an economic downturn in our market area could result in increases in nonperforming assets, increases in the provision for loan losses and charge-offs in the future.

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

The Company continues to proactively manage its residential construction and land acquisition and development loan portfolios. At March 31, 2019, the Company's residential construction and land acquisition and development loan portfolios were $20.3 million and $17.0 million, respectively, as compared to $16.4 million and $15.3 million, respectively, at March 31, 2018. At March 31, 2019 and 2018, there were no nonperforming loans in the residential construction loan portfolio. At March 31, 2019, there were no non-performing loans in the land acquisition and development portfolio. At March 31, 2018, the percentage of nonperforming loans in the land acquisition and development portfolio was 4.97%. For the year ended March 31, 2019, there were no charge-offs or recoveries in the residential construction and land acquisition and development loan portfolios. For the year ended March 31, 2018, the charge-off (recovery) ratio in the residential construction and land acquisition and development portfolio was 0.00% and (1.87)%, respectively.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated (dollars in thousands):

	March 31, 2019		March 31, 2018
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$225	1	$178
Commercial real estate	2	1,081	2	1,200
Land	-	-	1	763
Consumer	16	213	12	277
Total	20	$1,519	16	$2,418

Nonperforming loans decreased compared to the prior fiscal year. The Company continues its efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings. All of these loans are to borrowers with properties located in Oregon and Washington, with the exception of thirteen automobile loans totaling $44,000. At March 31, 2019, 81.70% of the Company's nonperforming loans, totaling $1.2 million, were measured for impairment. These loans have been charged down to the estimated fair market value of the collateral less selling costs or carry a specific reserve to reduce the net carrying value. There were no reserves associated with these nonperforming loans that were measured for impairment at March 31, 2019. At March 31, 2019, the largest single nonperforming loan was a commercial real estate loan totaling $896,000. This loan was measured for impairment during fiscal year 2019 and management determined that a specific reserve was not required.

The following table sets forth information regarding the Company's nonperforming assets at the dates indicated (in thousands):

	At March 31,
	2019	2018	2017	2016	2015

Loans accounted for on a non-accrual basis:
Commercial business	$225	$178	$294	$-	$-
Other real estate mortgage	1,081	1,963	2,143	2,360	4,092
Consumer	210	277	278	334	1,226
Total	1,516	2,418	2,715	2,694	5,318
Accruing loans which are contractually past due 90 days or more	3	-	34	20	-
Total nonperforming loans	1,519	2,418	2,749	2,714	5,318
Real estate owned ("REO")	-	298	298	595	1,603
Total nonperforming assets	$1,519	$2,716	$3,047	$3,309	$6,921

Foregone interest on non-accrual loans	$94	$102	$81	$112	$433

The following tables set forth information regarding the Company's nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2019

Commercial business	$65	$-	$160	$-	$-	$225
Commercial real estate	-	896	185	-	-	1,081
Land	-	-	-	-	-	-
Consumer	-	-	169	-	44	213
Total nonperforming loans	65	896	514	-	44	1,519
REO	-	-	-	-	-	-
Total nonperforming assets	$65	$896	$514	$-	$44	$1,519

March 31, 2018

Commercial business	$-	$-	$178	$-	$-	$178
Commercial real estate	-	997	203	-	-	1,200
Land	-	763	-	-	-	763
Consumer	-	-	206	-	71	277
Total nonperforming loans	-	1,760	587	-	71	2,418
REO	-	-	-	298	-	298
Total nonperforming assets	$-	$1,760	$587	$298	$71	$2,716

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

The following table sets forth information regarding the Company's other loans of concern at the dates indicated (dollars in thousands):

	March 31, 2019		March 31, 2018
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	9	$1,734	11	$3,209
Commercial real estate	3	2,308	2	1,785
Land	1	728	-	-
Multi-family	2	20	1	11
Total	15	$4,790	14	$5,005

At March 31, 2019, loans delinquent 30 – 89 days were 0.04% of total loans compared to 0.06% at March 31, 2018. There were no delinquent loans 30 – 89 days past due in our commercial real estate ("CRE") loan portfolio at March 31, 2019 or

2018. At March 31, 2019, there were no loans 30-89 days past due in our commercial business portfolio.  At March 31, 2018, the 30 – 89 days delinquency rate in our commercial business loan portfolio was 0.01% of commercial business loans. CRE loans represent the largest portion of our loan portfolio at 52.67% of total loans and commercial business loans represent 18.58% of total loans.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows and the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At March 31, 2019, the Company had TDRs totaling $5.7 million, of which $4.4 million were on accrual status. The $1.3 million of TDRs accounted for on a non-accrual basis at March 31, 2019 are included as nonperforming loans in the nonperforming asset table above. All of the Company's TDRs were paying as agreed at March 31, 2019.  The related amount of interest income recognized on these TDR loans was $204,000 for the year ended March 31, 2019.

The Company has determined that, in certain circumstances, it is appropriate to split a loan into multiple notes. This typically includes a nonperforming charged-off loan that is not supported by the cash flow of the relationship and a performing loan that is supported by the cash flow. These may also be split into multiple notes to align portions of the loan balance with the various sources of repayment when more than one exists. Generally, the new loans are restructured based on customary underwriting standards. In situations where they are not, the policy exception qualifies as a concession, and if the borrower is experiencing financial difficulties, the loans are accounted for as TDRs.

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

The aggregate amount of the Company's classified loans (comprised entirely of substandard loans), general loss allowances, specific loss allowances and net recoveries were as follows at the dates indicated (in thousands):

	At or For the Year
	Ended March 31,
	2019	2018

Classified loans	$6,306	$7,423

General loss allowances	11,435	10,697
Specific loss allowances	22	69
Net recoveries	(641)	(238)

All of the loans on non-accrual status as of March 31, 2019 were categorized as classified loans. Classified loans at March 31, 2019 were comprised of eleven commercial business loans totaling $2.0 million, five commercial real estate loans totaling $3.4 million (the largest of which was $1.6 million), two multi-family loans totaling $20,000, one land development loan totaling $728,000, three one-to-four family real estate loans totaling $169,000 and twelve purchased automobile loans totaling $41,000.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio consistent with accounting principles generally accepted in the United States of America (U.S.) ("GAAP") guidelines. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses existing at the balance sheet date. The key components to the evaluation are the Company's internal loan review function by its credit administration, which reviews and monitors the risk and quality of the loan portfolio; as well as the Company's external loan reviews and its loan classification systems. Credit officers are expected to monitor their loan portfolios and make recommendations to change loan grades whenever changes are warranted. Credit administration approves any changes to loan grades and monitors loan grades. For additional discussion of the Company's methodology for assessing the appropriate level of the allowance for loan losses see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

In accordance with GAAP, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $1.5 million and $2.2 million at March 31, 2019 and 2018, respectively.

The Company recorded a provision for loan losses of $50,000 for the year ended March 31, 2019 compared to no provision for the year ended March 31, 2018. At March 31, 2019, the Company had an allowance for loan losses of $11.5 million, or 1.31% of total loans, compared to $10.8 million, or 1.33% at March 31, 2018. The increase in the balance of the allowance for loan losses at March 31, 2019 reflects the $64.7 million increase in loan balances from March 31, 2018 compared to March 31, 2019 and an increase in recoveries on previously charged-off loans. The Company is continuing to experience increasing real estate values in our market areas and improvement in the level of delinquent, nonperforming and classified loans. Net recoveries on previously charged-off loans increased to $641,000 for the fiscal year ended March 31, 2019 compared to $238,000 in the prior fiscal year. Nonperforming loans decreased $899,000 and 30-89 day delinquent loans decreased $175,000 during the fiscal year ended March 31, 2019. Classified loans were $6.3 million at March 31, 2019 compared to $7.4 million at March 31, 2018. The $1.1 million decrease is primarily attributed to the payoff of one commercial business loan with an unpaid principal balance of $779,000 during fiscal year 2019 along with other loan paydowns of $945,000, which was partially offset by $666,000 of newly classified loans.  The coverage ratio of allowance for loan losses to nonperforming loans was 754.25% at March 31, 2019 compared to 445.24% at March 31, 2018. The

Company's general valuation allowance to non-impaired loans was 1.31% and 1.33% at March 31, 2019 and 2018, respectively.

Management considers the allowance for loan losses to be adequate at March 31, 2019 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company's regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company's future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2019	2018	2017	2016	2015

Balance at beginning of year	$10,766	$10,528	$9,885	$10,762	$12,551
Provision for (recapture of) loan losses	50	-	-	(1,150)	(1,800)
Recoveries:
Commercial and construction
Commercial business	1	240	492	30	34
Other real estate mortgage	824	347	463	331	271
Real estate construction	-	-	-	6	-
Total commercial and construction	825	587	955	367	305
Consumer
Real estate one-to-four family	80	11	89	153	158
Other installment	27	48	57	27	12
Total consumer	107	59	146	180	170
Total recoveries	932	646	1,101	547	475
Charge-offs:
Commercial and construction
Commercial business	-	-	1	-	120
Other real estate mortgage	-	68	117	-	233
Real estate construction	-	-	-	-	-
Total commercial and construction	-	68	118	-	353
Consumer
Real estate one-to-four family	30	12	-	8	53
Other installment	261	328	340	266	58
Total consumer	291	340	340	274	111

Total charge-offs	291	408	458	274	464

Net recoveries	(641)	(238)	(643)	(273)	(11)

Balance at end of year	$11,457	$10,766	$10,528	$9,885	$10,762

Ratio of allowance to total loans outstanding at end of year	1.31%	1.33%	1.35%	1.58%	1.86%
Ratio of net (recoveries) charge-offs to average net loans outstanding during year	(0.08)	(0.03)	(0.10)	(0.05)	(0.00)
Ratio of allowance to total nonperforming loans	754.25	445.24	382.98	364.22	202.37

The following table sets forth the breakdown of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands):

	At March 31,
	2019		2018		2017		2016		2015
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans

Commercial and construction:
Commercial business	$1,808	18.58%	$1,668	16.97%	$1,418	13.78%	$1,048	11.11%	$1,263	13.31%
Other real estate mortgage	6,035	60.50	5,956	65.20	5,609	65.00	5,310	63.94	5,155	59.60
Real estate construction	1,457	10.37	618	4.88	714	5.92	416	4.28	769	5.26

Consumer:
Real estate one-to-four family	1,208	9.60	1,400	11.10	1,525	11.91	1,652	14.21	1,881	15.49
Other installment	239	0.95	409	1.85	574	3.39	751	6.46	667	6.34
Unallocated	710	-	715	-	688	-	708	-	1,027	-

Total allowance for loan losses	$11,457	100.00%	$10,766	100.00%	$10,528	100.00%	$9,885	100.00%	$10,762	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns. The policy permits investment in various types of liquid assets (generally debt securities) permissible under OCC regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds, real estate mortgage investment conduits ("REMICS") and mortgage-backed securities ("MBS"), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying investments in debt securities into one of three categories:  held to maturity, available for sale or trading. At March 31, 2019, no investment securities were held for trading purposes. See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

The Company primarily purchases agency securities with maturities of five years or less and purchases a combination of MBS backed by government agencies (FHLMC, Fannie Mae ("FNMA"), U.S. Small Business Administration ("SBA") or Ginnie Mae ("GNMA")). FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. government, while SBA and GNMA securities are backed by the full faith and credit of the U.S. government. At March 31, 2019, the Company owned no privately issued MBS. Our REMICS are MBS issued by FHLMC, FNMA and GNMA and our CRE MBS are issued by FNMA. The Company does not believe that it has any exposure to sub-prime lending in its investment securities portfolio. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated (dollars in thousands):

	At March 31,
	2019		2018		2017
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Available for sale (at estimated fair value):
Municipal securities	$8,881	4.98%	$8,732	4.09%	$2,819	1.41%
Agency securities	12,341	6.92	22,102	10.36	16,808	8.39
REMICs	40,162	22.53	46,955	22.02	43,160	21.55
Residential MBS	75,821	42.54	89,074	41.77	96,611	48.24
Other MBS	41,021	23.01	46,358	21.74	40,816	20.38
	178,226	99.98	213,221	99.98	200,214	99.97

Held to maturity (at amortized cost):
Residential MBS	35	0.02	42	0.02	64	0.03
Total investment securities	$178,261	100.00%	$213,263	100.00%	$200,278	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2019 (dollars in thousands):

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

Municipal securities	$-	-%	$-	-%	$3,339	2.40%	$5,542	2.46%
Agency securities	2,994	1.30	3,018	2.76	6,329	2.22	-	-
REMICS	1,955	2.14	36	4.36	11,657	2.42	26,514	2.28
Residential MBS	-	-	1,083	1.86	17,896	2.05	56,877	2.39
Other MBS	-	-	4,400	2.11	8,152	2.24	28,469	2.27
Total	$4,949	1.63%	$8,537	2.32%	$47,373	2.22%	$117,402	2.34%

(1)    For available for sale securities carried at estimated fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

Management reviews investment securities quarterly for the presence of other than temporary impairment ("OTTI"), taking into consideration current market conditions, the extent and nature of changes in estimated fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts' evaluations, the Company's ability and intent to hold investments until a recovery of estimated fair value, which may be maturity, as well as other factors. The Company's trust preferred securities investment consisted of a single collateralized debt obligation ("CDO") secured by a pool of trust preferred securities issued by other bank holding companies which was liquidated during the year ended March 31, 2017, and the Company received $1.8 million in proceeds from the liquidation. During the year ended March 31, 2017, the Company recognized a $240,000 OTTI charge related to this CDO. There was no OTTI charge for investment securities for the years ended March 31, 2019 or 2018.

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

The following table sets forth the average balances of deposit accounts held by the Company at the dates indicated (dollars in thousands):

	Year Ended March 31,
	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest-bearing demand	$289,707	0.00%	$264,128	0.00%	$202,376	0.00%
Interest-bearing checking	180,256	0.06	170,124	0.06	151,801	0.06
Savings accounts	136,720	0.11	132,376	0.10	106,324	0.10
Money market accounts	252,202	0.12	275,092	0.12	252,040	0.12
Certificates of deposit	105,049	0.43	136,370	0.47	118,769	0.53
Total	$963,934	0.10%	$978,090	0.12%	$831,310	0.14%

Deposit accounts totaled $925.1 million at March 31, 2019 compared to $995.7 million at March 31, 2018. The Company did not have any wholesale-brokered deposits at March 31, 2019 and 2018. The Company continues to focus on core deposits and growth generated by customer relationships as opposed to obtaining deposits through the wholesale markets. The Company has continued to experience increased competition for customer deposits within its market area. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts ("IOLTA"), public funds, and internet based deposits) decreased $71.1 million since March 31, 2018. At March 31, 2019, the Company had $14.5 million, or 1.6% of total deposits, in Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep ("ICS") deposits, which were gathered from customers within the Company's primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

At March 31, 2019 and 2018, the Company also had $3.2 million and $3.1 million, respectively, in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2019 and 2018, the Company did not have any deposits through this listing service as the Company chose not to utilize these internet based deposits. Although the Company did not originate any internet based deposits during the year ended March 31, 2019, the Company may do so in the future consistent with its asset/liability objectives.

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

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2019 (dollars in thousands):

Maturity Period	Amount	Weighted Average Rate

Three months or less	$9,906	0.46%
Over three through six months	7,299	0.41
Over six through 12 months	12,386	0.43
Over 12 months	13,466	0.95
Total	$43,057	0.60%

Borrowings. The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco ("FRB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank's commercial business loans, commercial real estate loans and first mortgage residential loans. At March 31, 2019, the Bank had FHLB advances totaling $56.6 million and no FRB borrowings.  At March 31, 2018, the Bank did not have any FHLB advances or FRB borrowings.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the U.S.) provided certain standards related to credit-worthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 45% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2019, the Bank had an available credit capacity of $517.5 million, subject to sufficient collateral and stock investment.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $58.3 million, subject to pledged collateral, as of March 31, 2019. The following table sets forth certain information concerning the Company's borrowings for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2019	2018	2017

Maximum amounts of FHLB advances outstanding at any month end	$62,638	$14,050	$-
Average FHLB advances outstanding	15,400	787	239
Weighted average rate on FHLB advances	2.58%	1.60%	0.80%
Maximum amounts of FRB borrowings outstanding at any month end	$-	$-	$-
Average FRB borrowings outstanding	3	1	-
Weighted average rate on FRB borrowings	3.00%	1.50%	-%

At March 31, 2019, the Company had three wholly-owned subsidiary grantor trusts totaling $26.6 million that were established for the purpose of issuing trust preferred securities and common securities including a $5.2 million trust acquired in the MBank transaction. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company's common stock. The common securities issued by the grantor trusts are held by the Company, and the Company's investment in the common securities of $836,000 at both March 31, 2019 and 2018 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information, see also Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company's taxes, see Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Personnel

As of March 31, 2019, the Company had 250 full‑time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

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

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations classified as service corporations, with amounts in excess of 2% only if primarily for community purposes, and unlimited amounts in operating subsidiaries. At March 31, 2019, the Bank's investments in its wholly-owned subsidiaries of $1.2 million in Riverview Services, Inc. ("Riverview Services") and $5.4 million in the Trust Company were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $24,000 for the fiscal year ended March 31, 2019 and total assets of $1.2 million at March 31, 2019. Riverview Services' operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

The Trust Company is an asset management company providing trust, estate planning and investment management services. The Trust Company had net income of $519,000 for the fiscal year ended March 31, 2019 and total assets of $5.7 million at that date. The Trust Company earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2019, total assets under management were $646.0 million. The Trust Company's operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Information about our Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Kevin J. Lycklama	41	President and Chief Executive Officer
David Lam	42	Executive Vice President and Chief Financial Officer
Daniel D. Cox	41	Executive Vice President and Chief Credit Officer
Kim J. Capeloto	57	Executive Vice President and Chief Banking Officer
Steven P. Plambeck	59	Executive Vice President and Chief Lending Officer
Christopher P. Cline	58	President and Chief Executive Officer of Riverview Trust Company
(1) At March 31, 2019

Kevin J. Lycklama is President and Chief Executive Officer of the Company, positions he has held since April 2, 2018. Prior to assuming the role of President and Chief Executive Officer, Mr. Lycklama served as Executive Vice President and Chief Operating Officer of the Company, positions he had held since July 2017. Prior to July 2017, Mr. Lycklama served as Executive Vice President and Chief Financial Officer of the Company since 2008 and Vice President and Controller of the Bank since 2006. Prior to joining Riverview, Mr. Lycklama spent five years with a local public accounting firm advancing to the level of audit manager. He holds a Bachelor of Arts degree from Washington State University, is a graduate of the Pacific Coast Banking School and is a certified public accountant (CPA).

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

General

As a federally chartered savings bank, the Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the insurer of its deposits. As used herein, the terms "savings institution" and "savings association" refer to federally chartered savings banks. Additionally, the Company is subject to extensive regulation, examination and supervision by the Federal Reserve as its primary federal regulator. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the DIF, which is administered by the FDIC. The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations of the Bank by the OCC and of the Company by the Federal Reserve to evaluate safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Reserve, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.

In connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the laws and regulations affecting depository institutions and their holding companies have changed the bank regulatory structure and the lending, investment, trading and operating activities of depository institutions and their holding companies. Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the OCC with respect to its compliance with consumer financial protection laws and CFPB regulations.

On May 23, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the "Act"). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Some of these provisions may benefit the Company and the Bank, such as (1) a simplified capital ratio, called the Community Bank Capital Ratio, computed as the ratio of tangible equity capital to average consolidated total assets to be set by the federal banking regulators at not less than 8% and not more than 10%, which for most institutions with less than $10 billion in consolidated assets will replace the leverage and risk-based capital ratios under current regulations; (2) an option for federal savings institutions to operate as national banks with respect to limits on lending, investments, and subsidiaries, without changing their charters to national bank charters; and (3) a lower risk weight on certain loans classified as high volatility commercial real estate exposures. A number of the provisions in the Act require rulemaking or other action by the federal banking regulators and so may not have an immediate impact on the Company and the Bank.

Federal Regulation of Savings Institutions

Office of the Comptroller of the Currency.  The OCC has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. The OCC also has extensive enforcement authority over savings institutions, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate prompt corrective action orders. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required by law.

All savings institutions are required to pay assessments to the OCC to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OCC assessment for the fiscal year ended March 31, 2019 was $266,000.

The Bank's general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2019, the Bank's lending limit under this restriction was $21.2 million and, at that date, the Bank's largest lending relationship with one borrower was $14.6 million, which consisted of one commercial real estate loan which was performing according to its original payment terms.

The OCC's oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 ("GLBA") and the anti-money laundering provisions of the USA Patriot Act. The GLBA privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to opt out of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act imposes significant responsibilities on financial institutions to prevent the use of the U.S. financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the U.S. to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement requirements under the Bank Secrecy Act and the regulations of the Office of Foreign Assets Control.

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

Certain changes in what constitutes regulatory capital, including the phasing-out of certain instruments as qualifying capital, are subject to transition periods, most of which have expired. The Bank does not have any such instruments. Because of the Bank's asset size, the Bank elected to take a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

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

As of March 31, 2019, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business – "Deposit Activities and Other Sources of Funds – Borrowings." As a member, the Bank is required to purchase and maintain stock in the FHLB. At March 31, 2019, the Bank held $3.6 million in FHLB stock, which was in compliance with this requirement. During the year ended March 31, 2019, the Bank purchased $27,000 of FHLB membership stock at par and $2.3 million of FHLB activity stock at par.

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

Federal Deposit Insurance Corporation.  The DIF of the FDIC insures deposits in the Bank up to $250,000 per separately insured depositor category. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the fiscal year ended March 31, 2019 were $326,000.

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

The Dodd-Frank Act increased the minimum FDIC deposit insurance reserve ratio from 1.15 percent to 1.35 percent. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of December 31, 2020. The Dodd-Frank Act directs the FDIC to offset the effects of higher assessments due to the increase in the reserve ratio on established small institutions by charging higher assessments to large institutions. To implement this mandate, large and highly complex institutions paid a surcharge which was discontinued for assessment periods beginning after September 30, 2018. Since established small institutions contribute to the DIF while the reserve ratio remains below 1.35% and large institutions paid the surcharge, the FDIC will provide assessment credits to established small institutions for the portion of their assessments that contribute to the increase. When the reserve ratio reaches 1.35%, the FDIC will automatically apply an established small institution's assessment credits to reduce its regular deposit insurance assessments.

The FDIC may increase or decrease its rates by 2 basis points without further rule-making. In an emergency, the FDIC may also impose a special assessment.

The FDIC may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

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

Any institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of March 31, 2019, the Bank maintained 89.37% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

Limitations on Capital Distributions. OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve. The Federal Reserve or the OCC may object to a capital distribution based on safety and soundness concerns. Additional restrictions on Bank dividends may apply if the Bank fails the QTL test. In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company will be limited, which may limit the ability of the Company to pay dividends to its stockholders.

Activities of Savings Associations and their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the savings institution controls, the savings institution must file a notice or application with the OCC and, in certain circumstances with the FDIC, and receive regulatory approval or non-objection. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. Some state laws can apply to these activities as well. The CFPB issues regulations and standards under these federal laws, which include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Through its rulemaking authority, the CFPB has promulgated a number of regulations under these laws that affect our consumer businesses. Among these are regulations setting "ability to repay" and "qualified mortgage" standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank devotes substantial compliance, legal and operational business resources to ensure compliance with applicable consumer protection standards. In addition, the OCC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

Enforcement.  The OCC has primary enforcement responsibility over federally-chartered savings institutions and has the authority to bring action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in a wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can range up to $2.0 million per day. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. At March 31, 2019, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC.

Commercial Real Estate Lending Concentrations.  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the OCC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A federal savings bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

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

Savings and Loan Holding Company Regulation

General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the Federal Reserve. Accordingly, the Company is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. In accordance with the Dodd-Frank Act, the Federal Reserve must require any company that controls an FDIC-insured depository institution to serve as a source of financial strength for the institution. These and other Federal Reserve policies, as well as the capital conservatism buffer requirement, may restrict the Company's ability to pay dividends.

Capital Requirements. For a savings and loan holding company that qualifies as a small bank holding company under the Federal Reserve's Small Bank Holding Company Policy Statement, such as the Company, the capital regulations apply to its savings institution subsidiaries, but not the Company. The Federal Reserve expects the holding company's savings institution subsidiaries to be well capitalized under the prompt corrective action regulations. At March 31, 2019, the Company exceeded all regulatory capital requirements. See "Federal Regulation of Savings Institutions- Capital Requirements" above.
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

Mergers and Acquisitions. The Company must obtain approval from the Federal Reserve before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the Federal Reserve would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community, including performance under the CRA and competitive factors.

The Federal Reserve may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) supervisory acquisitions and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act was enacted in 2002 in response to public concerns regarding corporate accountability in connection with accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, including the Company.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, and requires the SEC and securities exchanges to adopt extensive additional disclosures, corporate governance and related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implemented new capital regulations discussed above under "- Regulation and Supervision of the Bank - Capital Requirements." In addition, among other changes, the Dodd-Frank Act requires public companies, such as the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a "say on pay" vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain provisions of the Dodd-Frank Act, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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
Our real estate construction and land acquisition and development loans expose us to risk.

We make construction and land acquisition and development loans primarily to builders to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2019, construction loans totaled $90.9 million, or 10.4% of our total loan portfolio, of which $20.3 million were for residential real estate projects. Undisbursed funds for construction projects totaled $62.8 million at March 31, 2019. Land acquisition and development loans, which are loans made with land as security, totaled $17.0 million, or 1.9% of our total loan portfolio at March 31, 2019.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project, as well as the estimated cost of the project and the time needed to sell the property at completion. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Further, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project, and thus pose a greater potential risk than construction loans to individuals on their personal residences. Loans on land under development or raw land held for future construction, including lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions.

At March 31, 2019, real estate construction and land development loans totaled $107.9 million comprised mainly of $17.1 million of speculative and custom/presold construction loans, $17.0 million of land acquisition and development loans, $70.5 million of commercial/multi-family construction loans and $3.3 million of custom/presold construction loans.

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

At March 31, 2019, we had $513.0 million of commercial and multi-family real estate mortgage loans, representing 58.55% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 337% of total risk-based capital at March 31, 2019. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

Our business may be adversely affected by credit risk associated with residential property.

At March 31, 2019, $84.1 million, or 9.60% of our total loan portfolio, was secured by one-to-four family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington and Oregon housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. Further, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") enacted in the fourth quarter of calendar year 2017 could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments and could also negatively impact the housing market, which could adversely affect our business and loan growth.
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
At March 31, 2019, we had $162.8 million, or 18.6% of total loans, in commercial business loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. This collateral may consist of equipment, inventory, accounts receivable, or other business assets. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower.
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

Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss) and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for OTTI. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and international economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve has steadily increased the target Fed Funds over the last three years to a range of 2.25% to 2.50% as of March 31, 2019. The Federal Reserve could make additional increases in interest rates during 2019 subject to economic conditions. If the Federal Reserve increases the target Fed Funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
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
A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At March 31, 2019, we had $59.5 million in certificates of deposit that mature within one year and $284.9 million in non-interest bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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
Liquidity is essential to our business; therefore, the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued uncertainty in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB, the Federal Reserve Bank of San Francisco or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

An increase in interest rates, change in the programs offered by governmental sponsored entities ("GSE") or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sales of single-family mortgage loans pursuant to programs currently offered by FNMA, FHLMC, GNMA and non-GSE entities. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

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

Under GAAP, we are required to record loans acquired through acquisitions, including purchase credit-impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management's initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the "discount") is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest margins and lower interest income in future periods.

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
In accordance with GAAP, we record assets acquired and liabilities assumed in a business combination at their fair values with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, business combinations typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. We performed our annual goodwill impairment test during the quarter-ended December 31, 2018, and no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which could adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital. The MBank transaction has increased our goodwill.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions. The significant federal and state banking regulations that affect us are described under the heading "Item 1. Business-Regulation" in Item I of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations. Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These accounting changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
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

Further, our cardholders use their debit and credit cards to make purchases from third parties or through third-party processing services. As such, we are subject to risk from data breaches of such third-party's information systems or their payment processors. Such a data security breach could compromise our account information. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our clients for such fraudulent transactions on clients' card accounts, as well as costs incurred by payment card issuing banks and other third parties or may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. We may also incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

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

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our clients, our loss of business and/or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot assure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The board of directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

Our operations rely on numerous external vendors.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by a third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors' performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street. The Company's operational center is also located in Vancouver, Washington (both offices are leased). At March 31, 2019, the Bank had 10 offices located in Clark County, Washington (five of which are leased), two offices in Klickitat County, Washington and one office in Skamania County, Washington. The Bank also has three offices in Multnomah County, Oregon, one leased office in Washington County, Oregon and one office in Marion County, Oregon. In addition, at March 31, 2019, the Trust Company had one office as part of the executive offices leased and one leased office in Clackamas County, Oregon.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol "RVSB." At March 31, 2019, there were 22,607,712 shares of Company common stock issued and outstanding, 595 stockholders of record and an estimated 2,776 holders in nominee or "street name".

Stock Repurchase

The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion and are also contingent upon our overall financial condition, as well as general market conditions. The Company did not repurchase any shares of its common stock during the years ended March 31, 2019, 2018 or 2017.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index and The NASDAQ Bank Index. The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in Riverview's common stock and each index was $100 on March 31, 2014, and is the base amount used in the graph. The closing price of Riverview's common stock on March 31, 2019 was $7.31.

	3/31/14*	3/31/15	3/31/16	3/31/17	3/31/18	3/31/19

Riverview Bancorp, Inc.	100.00	131.37	124.10	214.46	283.47	225.62
S & P 500	100.00	112.73	114.74	134.45	153.26	167.81
NASDAQ Bank	100.00	101.72	102.05	145.83	161.33	142.38

*$100 invested on 3/31/14 in stock or index-including reinvestment of dividends.

Copyright © 2019, Standard & Poor's, a division of S&P Global. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.  Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2019, 2018, 2017, 2016 and 2015 and for the years then ended have been derived from the Company's audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" included in this Form 10-K.

	At March 31,
	2019	2018	2017	2016	2015
	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$1,156,921	$1,151,535	$1,133,939	$921,229	$858,750
Loans receivable, net	864,659	800,610	768,904	614,934	569,010
Loans held for sale	909	210	478	503	778
Investment securities available for sale	178,226	213,221	200,214	150,690	112,463
Investment securities held to maturity	35	42	64	75	86
Cash and cash equivalents	22,950	44,767	64,613	55,400	58,659
Deposits	925,068	995,691	980,058	779,803	720,850
Shareholders' equity	133,122	116,901	111,264	108,273	103,801

	Years Ended March 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
OPERATING DATA:

Interest and dividend income	$49,118	$44,960	$35,627	$30,948	$28,626
Interest expense	2,815	2,349	1,869	1,742	1,916
Net interest income	46,303	42,611	33,758	29,206	26,710
Provision for (recapture of) loan losses	50	-	-	(1,150)	(1,800)
Net interest income after provision for (recapture of) loan losses	46,253	42,611	33,758	30,356	28,510
Gains from sales of loans, securities and real estate owned	326	722	493	338	674
Other non-interest income	11,532	10,282	9,521	9,037	8,201
Non-interest expense	35,699	35,618	32,981	29,947	30,744
Income before income taxes	22,412	17,997	10,791	9,784	6,641
Provision for income taxes	5,146	7,755	3,387	3,426	2,150
Net income	$17,266	$10,242	$7,404	$6,358	$4,491

Earnings per share
Basic	$0.76	$0.45	$0.33	$0.28	$0.20
Diluted	0.76	0.45	0.33	0.28	0.20
Dividends per share	0.15000	0.10500	0.08000	0.06500	0.01125

	At or For the Years Ended March 31,
	2019	2018	2017	2016	2015

KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	1.51%	0.90%	0.76%	0.72%	0.54%
Return on average equity	13.86	8.78	6.66	5.93	4.42
Dividend payout ratio (1)	19.74	23.33	24.24	23.21	5.63
Interest rate spread	4.25	3.99	3.72	3.60	3.52
Net interest margin	4.38	4.08	3.79	3.67	3.59
Non-interest expense to average assets	3.13	3.15	3.38	3.39	3.70
Efficiency ratio (2)	61.38	66.43	75.35	77.62	86.40
Average equity to average assets	10.92	10.30	11.39	12.14	12.23
Asset Quality Ratios:
Allowance for loan losses to total loans at end of period	1.31	1.33	1.35	1.58	1.86
Allowance for loan losses to nonperforming loans	754.25	445.24	382.98	364.22	202.37
Net (recoveries) charge-offs to average outstanding loans during the period	(0.08)	(0.03)	(0.10)	(0.05)	-

Ratio of nonperforming assets to total assets	0.13	0.24	0.27	0.36	0.81
Ratio of nonperforming loans to total loans	0.17	0.30	0.35	0.43	0.92
Capital Ratios:
Total capital to risk-weighted assets	16.88	15.41	14.06	16.07	15.89
Tier 1 capital to risk-weighted assets	15.63	14.16	12.81	14.81	14.63
Common equity tier 1 capital to risk-weighted assets	15.63	14.16	12.81	14.81	14.63
Leverage ratio	11.56	10.26	10.21	11.18	10.89

(1)	Dividends per share divided by earnings per share
(2)	Non-interest expense divided by the sum of net interest income and non-interest income

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained in Item 8 of this Form 10-K and the other sections contained in this Form 10-K. This section contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Management uses these non-GAAP measures in its analysis of the Company's performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets. As a result of the enactment of the Tax Act, the federal income tax rate for corporations was reduced from a maximum of 35% to 21%. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

Operating Strategy

Fiscal year 2019 marked the 96th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had previously been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2019, commercial and construction loans represented 89.5% of total loans. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. In the past several years, the Company has applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios resulting in improved credit metrics/asset quality. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Implementation of a Profit Improvement Plan ("PIP"). The Company's PIP committee is comprised of several members of management and the Board of Directors to undertake several initiatives to reduce non-interest expense and continue its on-going efforts to identify cost saving opportunities throughout all aspects of the Company's operations. The PIP committee's mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. As a result, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 61.4% at March 31, 2019.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $646.0 million and $484.3 million at March 31, 2019 and March 31, 2018, respectively. The Company offers a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers' needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers' cash management needs and compete effectively with banks of all sizes. Core branch deposits decreased $71.1 million at March 31, 2019 compared to March 31, 2018 reflecting increased competition and pricing pressure for deposits over the last year.

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

Comparison of Financial Condition at March 31, 2019 and 2018

Cash and cash equivalents, including interest-earning accounts, totaled $23.0 million at March 31, 2019 compared to $44.8 million at March 31, 2018. The decrease in cash balances was primarily the result of funding the increase in loans receivable. The Company's cash balances fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company's asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. At March 31, 2019, certificates of deposits held for investment totaled $747,000 compared to $6.0 million at March 31, 2018.

Investment securities totaled $178.3 million and $213.3 million at March 31, 2019 and 2018, respectively. The decrease was due to the utilization of the cash proceeds from pay downs, calls and maturities to supplement the cash needed to fund loan growth.  During the fiscal year ended March 31, 2019, there were no purchases of investment securities. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At March 31, 2019, the Company determined that none of its investment securities required an OTTI charge. For additional information on the Company's investment securities, see Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans receivable, net, totaled $864.7 million at March 31, 2019, compared to $800.6 million at March 31, 2018, an increase of $64.0 million. The Company has had steady loan demand in its market areas and anticipates continued organic loan growth. The increase was mainly concentrated in real estate construction loans which increased $51.3 million or 129.6%. Due to the timing of the completion of these real estate construction projects, balances may fluctuate in these categories. Once these projects are completed, these loans will roll to permanent financing and be classified within a category under other real estate mortgage. In addition, commercial business loans increased $25.1 million, or 18.2%. Partially offsetting these increases was a decrease in consumer loans of $12.7 million, or 12.1%, as payoffs outpaced originations. The Company also purchases the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company's primary market area. These loans are purchased with servicing retained by the seller. At March 31, 2019, the Company's purchased SBA loan portfolio was $67.9 million compared to $47.0 million at March 31, 2018. During the year ended March 31, 2019, the Bank purchased $28.6 million of SBA loans, including premiums.

Goodwill was $27.1 million at March 31, 2019 and 2018. For the year ended March 31, 2019, the Company performed its annual goodwill impairment test during the third quarter ended December 31, 2018 and determined that no impairment of goodwill existed. For additional information on our goodwill impairment testing, see "Goodwill Valuation" included in this Item 7.

Deposits decreased $70.6 million to $925.1 million at March 31, 2019 compared to $995.7 million at March 31, 2018. The decrease was due to increased competition and pricing pressures in the Company's market area. The Company had no wholesale-brokered deposits at March 31, 2019 and 2018. Core branch deposits accounted for 98.2% of total deposits at March 31, 2019 compared to 98.3% at March 31, 2018. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

FHLB advances increased to $56.6 million at March 31, 2019. There were no outstanding FHLB advances at March 31, 2018.  These advances were deployed to supplement the funding of loan originations and offset the decrease in deposit balances.

Shareholders' equity increased $16.2 million to $133.1 million at March 31, 2019 from $116.9 million at March 31, 2018. The increase was mainly attributable to net income of $17.3 million. The increase was partially offset by cash dividends declared of $3.4 million and a decrease in accumulated other comprehensive loss related to unrealized holding loss on securities available for sale, net of tax, of $2.1 million for the fiscal year ended March 31, 2019.

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

The Company performed its annual goodwill impairment test as of October 31, 2018. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit's projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management's best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 6.9%, a net interest margin that approximated 4.3% and a return on assets that ranged from 1.33% to 1.53% (average of 1.42%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 14.90% utilized for our cash flow estimates and a terminal value estimated at 1.7 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.3 times tangible book value. The Company calculated a fair value of its reporting unit of $254.0 million using the corporate value approach, $194.9 million using the income approach and $259.0 million using the market approach, with a final concluded value of $238.0 million, with primary weight given to the market approach. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

Estimated Fair Value of Level 3 Assets

The Company determines the estimated fair value of certain assets that are classified as Level 3 under the fair value hierarchy established under GAAP. These Level 3 assets are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the estimated fair value of the assets. These Level 3 assets are certain loans measured for impairment for which there is neither an active market for identical assets from which to determine fair value, nor is there sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs in a valuation model. Under these circumstances, the estimated fair values of these assets are determined using pricing models, discounted cash flow methodologies, appraisals, and other valuation methods in accordance with accounting standards, for which the determination of fair value requires significant management judgment or estimation.
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

Certain loans included in the loan portfolio were deemed impaired at March 31, 2019. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or by estimating the present value of expected future cash flows, discounted at the loan's effective interest rate.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Comparison of Operating Results for the Years Ended March 31, 2019 and 2018

Net Income. Net income was $17.3 million, or $0.76 per diluted share, for the fiscal year ended March 31, 2019, compared to $10.2 million, or $0.45 per diluted share, for the fiscal year ended March 31, 2018. The Company's earnings for the year ended March 31, 2019 compared to last year improved due to increases in both net interest income and non-interest income, partially offset by a slight increase in non-interest expense, as well as the impact of utilizing a lower effective tax rate due to the Tax Act. In addition, net income for the year ended March 31, 2018 was negatively affected due to the revaluation of deferred tax assets due to the lower federal corporate income tax rate included in the Tax Act, which resulted in a $1.6 million net increase to the Company's provision for income taxes.

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

Net interest income for fiscal year 2019 increased $3.7 million, or 8.7%, to $46.3 million compared to $42.6 million in fiscal year 2018. The net interest margin for the fiscal year ended March 31, 2019 was 4.38% compared to 4.08% for the prior fiscal year. This increase in the net interest margin was primarily the result of the increase in the average balance of loans receivable as a result of organic loan growth.

Interest and Dividend Income. Interest and dividend income increased to $49.1 million for the fiscal year ended March 31, 2019 from $45.0 million for the fiscal year ended March 31, 2018 due primarily to increases in interest from loans receivable of $4.5 million. This increase was due to higher average balances for loans receivable as compared to the prior fiscal year. The average balance of net loans increased $54.9 million to $844.1 million for the fiscal year ended March 31, 2019 from $789.2 million for the prior fiscal year. The average yield on net loans was 5.23% for the fiscal year ended March 31, 2019 compared to 5.03% for the prior fiscal year.

Interest Expense. Interest expense for the fiscal year ended March 31, 2019 totaled $2.8 million, a $466,000 or 19.8% increase from $2.3 million for the fiscal year ended March 31, 2018. The increase in interest expense was primarily the result of an increase in FHLB advances and an interest rate increase related to the Company's variable rate subordinated debentures, which repriced quarterly based on the three-month LIBOR. The weighted average interest rate on other interest-bearing liabilities increased to 4.10% for the fiscal year ended March 31, 2019 compared to 3.85% for the prior fiscal year.

Interest expense on deposits decreased $212,000 due to the decrease in the average balance of interest-bearing deposits primarily as a result of the increased competition and pricing pressures in the Company's market area. The average balance of interest-bearing deposits decreased $39.7 million to $674.2 million for the fiscal year ended March 31, 2019 compared to $714.0 million for the fiscal year ended March 31, 2018. The weighted average interest rate on interest-bearing deposits was relatively unchanged, decreasing to 0.15% for the fiscal year ended March 31, 2019 from 0.17% for the prior fiscal year.

Provision for Loan Losses.
The provision for loan losses totaled $50,000 for the fiscal year ended March 31, 2019 compared to no provision for the fiscal year ended March 31, 2018. The increase in the provision for loan losses for the fiscal year 2019 was primarily due to the required provision related to the overall increase in the loan portfolio. The lack of a provision for loan losses for the fiscal year 2018 was based primarily upon net recoveries and the stabilization of real estate values in our market areas.

In accordance with GAAP, loans acquired from MBank were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. For additional information, see Note 1 and Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. At March 31, 2019, the Company had an allowance for loan losses of $11.5 million, or 1.31% of total loans, compared to $10.8 million, or 1.33% at March 31, 2018. Net recoveries for the years ended March 31, 2019 and 2018 were $641,000 and $238,000, respectively. Net recoveries to average net loans for the years ended March 31, 2019 and 2018 were (0.08)% and (0.03)%, respectively.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2019, the Company had identified $5.7 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $5.2 million have no specific valuation allowance as their estimated net collateral value is equal to or exceeds the carrying amount of the loan, which in some cases is the result of previous loan charge-offs. The remaining $416,000 have specific valuation allowances totaling $22,000. Charge-offs on these impaired loans totaled $83,000 from their original loan balances. Based on a comprehensive analysis, management deemed the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2019. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income. Non-interest income increased $854,000 to $11.9 million for the year ended March 31, 2019 from $11.0 million for fiscal year 2018. The increase in non-interest income was primarily due to the increase in fees and service charges and asset management fees of $920,000 and $343,000, respectively. These increases were partially offset by a decrease in net gains on sales of loans held for sale of $324,000 for the year ended March 31, 2019 compared to the same prior fiscal year reflecting the decline in loans originated for sale.

Non-Interest Expense. Non-interest expense increased $81,000 to $35.7 million for the fiscal year ended March 31, 2019 compared to $35.6 million for the fiscal year ended March 31, 2018. The increase for the fiscal year March 31, 2019 was due to an increase in professional fees of $245,000 and salaries and employee benefits of $577,000 for the year ended March 31, 2019 compared to the prior fiscal year. Offsetting these increases was a decrease in other non-interest expense primarily due to the $355,000 gain on sale of the land and building, which occurred in December 2018, related to the Longview branch closure.

Income Taxes. The provision for income taxes was $5.1 million and $7.8 million for the fiscal years ended March 31, 2019 and 2018, respectively. Although income before income taxes increased, the provision for income taxes decreased as a result of utilizing a lower effective federal corporate income tax rate in addition to a one-time net charge to the provision for income taxes of $1.6 million related to the revaluation of the deferred tax assets and liabilities, as a result of the Tax Act.  The effective tax rate was 23.0% for the year ended March 31, 2019 compared to 43.1% for the year ended March 31, 2018. At March 31, 2019, the Company had a deferred tax asset of $4.2 million. As of March 31, 2019, management deemed that a deferred tax asset valuation allowance related to the Company's deferred tax asset was not necessary. See Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of the Company's income taxes.

Average Balance Sheet. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Non-accruing loans were included in the average loan amounts outstanding. Loan fees, net, of $1.5 million, $1.4 million and $1.3 million were included in interest income for the years ended March 31, 2019, 2018 and 2017, respectively.

	Years Ended March 31,
	2019			2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$663,225	$35,725	5.39%	$629,153	$31,914	5.07%	$547,609	$26,609	4.86%
Non-mortgage loans	180,917	8,462	4.68	160,051	7,745	4.84	115,460	5,000	4.33
Total net loans (1)	844,142	44,187	5.23	789,204	39,659	5.03	663,069	31,609	4.77

Investment securities (2)	199,463	4,647	2.33	214,723	4,786	2.23	175,862	3,589	2.04
Daily interest-earning assets	64	1	1.56	104	-	-	238	-	-
Other earning assets	15,394	328	2.13	40,876	558	1.37	51,547	443	0.86
Total interest-earning assets	1,059,063	49,163	4.64	1,044,907	45,003	4.31	890,716	35,641	4.00

Non-interest-earning assets:
Office properties and equipment, net	15,485			15,888			14,435
Other non-interest-earning assets	66,142			71,648			70,906
Total assets	$1,140,690			$1,132,443			$976,057

Interest-bearing liabilities:
Savings accounts	$136,720	$145	0.11%	$132,376	$133	0.10%	$106,324	$110	0.10%
Interest checking accounts	180,256	101	0.06	170,124	100	0.06	151,801	98	0.06
Money market accounts	252,202	302	0.12	275,092	335	0.12	252,040	309	0.12
Certificates of deposit	105,049	448	0.43	136,370	640	0.47	118,769	634	0.53
Total interest-bearing deposits	674,227	996	0.15	713,962	1,208	0.17	628,934	1,151	0.18

Other interest-bearing liabilities	44,368	1,819	4.10	29,668	1,141	3.85	25,977	718	2.76
Total interest-bearing liabilities	718,595	2,815	0.39	743,630	2,349	0.32	654,911	1,869	0.28

Non-interest-bearing liabilities:
Non-interest-bearing deposits	289,707			264,128			202,376
Other liabilities	7,846			8,016			7,560
Total liabilities	1,016,148			1,015,774			864,847
Shareholders' equity	124,542			116,669			111,210
Total liabilities and shareholders' equity	$1,140,690			$1,132,443			$976,057
Net interest income		$46,348			$42,654			$33,772
Interest rate spread			4.25%			3.99%			3.72%
Net interest margin			4.38%			4.08%			3.79%
Ratio of average interest-earning assets to average interest-bearing liabilities			147.38%			140.51%			136.01%
Tax-Equivalent Adjustment (3)		$45			$43			$14

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

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018, and the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume). Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands). The changes noted in the table below include tax equivalent adjustments, and as a result, will not agree to the amounts reflected on the Company's consolidated statements of income for the categories that have been adjusted to reflect tax equivalent income.

	Year Ended March 31,
	2019 vs. 2018			2018 vs. 2017

	Increase (Decrease) Due to			Increase (Decrease) Due to

			Total
(Dollars in thousands)	Volume	Rate	Increase (Decrease)	Volume	Rate	Total Increase

Interest Income:
Mortgage loans	$1,760	$2,051	$3,811	$4,112	$1,193	$5,305
Non-mortgage loans	980	(263)	717	2,103	642	2,745
Investment securities (1)	(349)	210	(139)	842	355	1,197
Daily interest-earning	-	1	1	-	-	-
Other earning assets	(451)	221	(230)	(107)	222	115
Total interest income	1,940	2,220	4,160	6,950	2,412	9,362

Interest Expense:
Savings accounts	3	9	12	23	-	23
Interest checking accounts	1	-	1	2	-	2
Money market accounts	(33)	-	(33)	26	-	26
Certificates of deposit	(140)	(52)	(192)	84	(78)	6
Other interest-bearing liabilities	600	78	678	112	311	423
Total interest expense	431	35	466	247	233	480
Net interest income	$1,509	$2,185	$3,694	$6,703	$2,179	$8,882

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

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $499.6 million or 57.02% of total loans at March 31, 2019 as compared to $477.1 million or 58.80% at March 31, 2018. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed-rate loans. See Item 1. "Business - Lending Activities – Real Estate Construction " and "- Lending Activities - Consumer Lending."

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2019, the combined investment portfolio carried at $178.3 million had an average life of 4.5 years. Adjustable rate mortgage-backed securities totaled $14.7 million at March 31, 2019 compared to $17.8 million at March 31, 2018. See Item 1. "Business – Investment Activities" for additional information.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the year ended March 31, 2019, the Bank used its sources of funds primarily to fund loan commitments. At March 31, 2019, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $202.0 million, or 17.5% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At March 31, 2019, the Bank had no advances from the FRB and had a borrowing capacity of $58.3 million from the FRB, subject to sufficient collateral. At March 31, 2019, FHLB advances totaled $56.6 million and the Bank had an available borrowing capacity of $186.8 million, subject to sufficient collateral and stock investment. At March 31, 2019, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2019 and 2018, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain "pass-through" insurance for the total deposit. The Bank's CDARS and ICS balances were $14.5 million, or 1.6% of total deposits, and $23.6 million, or 2.4% of total deposits, at March 31, 2019 and 2018, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At March 31, 2019 and 2018, the Company had no deposits through this listing service. Although the Company did not originate any internet based deposits during the year ended March 31, 2019, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank's funding sources gives the Bank available liquidity of $605.3 million, or 52.5% of total assets at March 31, 2019.

At March 31, 2019, the Company had total commitments of $183.0 million, which includes commitments to extend credit of $40.7 million, unused lines of credit totaling $77.0 million, undisbursed construction loans totaling $62.8 million, and standby letters of credit totaling $2.4 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2019 totaled $59.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $48.6 million at March 31, 2019.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2019, Riverview Bancorp, Inc. had $4.2 million in cash to meet its liquidity needs.

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

Contractual Obligations

The following table shows the contractual obligations by expected period. Further discussion of commitments is included in Note 19 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

At March 31, 2019, scheduled maturities of certificates of deposit, future operating minimum lease commitments, capital lease obligations and subordinated debentures were as follows (in thousands):

	Within 1 Year	Over 1 - 3 Years	Over 3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$59,487	$19,273	$4,709	$2,537	$86,006
Operating leases	1,492	1,582	1,062	1,453	5,589
Capital lease	34	86	115	2,168	2,403
Junior subordinates debentures	-	-	-	27,836	27,836
Total other contractual obligations	$61,013	$20,941	$5,886	$33,994	$121,834

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

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments.

At March 31, 2019, the Company had commercial loan commitments of $9.5 million and undisbursed commercial lines of credit of $51.8 million. Commercial real estate mortgage loan commitments totaled $7.0 million and the undisbursed balance of commercial real estate mortgage loans was $5.0 million at March 31, 2019. At March 31, 2019, construction loan commitments totaled $19.6 million and undisbursed construction loans totaled $62.8 million. Unused lines of credit secured by land development loans totaled $529,000. Real estate one-to-four family loan commitments totaled $4.7 million and unused lines of credit secured by real estate one-to-four family loans totaled $18.6 million at March 31, 2019. Other installment loan commitments totaled $19,000 and unused lines of credit on other installment loans totaled $1.1 million at March 31, 2019. At March 31, 2019, the Company had standby letters of credit totaling $2.4 million. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with Note 19 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

The following table shows the approximate percentage change in net interest income as of March 31, 2019 over a 12 and 24-month period under several rate scenarios:

Change in interest rates (1)	Percent change in net interest income (12 months)	Percent change in net interest income (24 months)

Up 300 basis points	(5.5)%	3.3%
Up 200 basis points	(3.6)%	2.5%
Up 100 basis points	(1.5)%	1.9%
Base case	-	0.3%
Down 100 basis points	(0.7)%	(4.6)%
Down 200 basis points	(1.8)%	(8.8)%

(1) The target federal funds rate as of March 31, 2019 was 2.5%. No rates in this model are allowed to go below zero and therefore a down 300 basis point scenario would not be plausible.

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2019. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments (dollars in thousands).

	Average Rate	Within 1 Year	After 1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:

Loans receivable	4.94%	$48,639	$48,451	$85,521	$453,499	$240,006	$876,116
Investment securities and other
interest-earning assets	2.31	27,536	21,919	58,946	76,450	-	184,851
FHLB stock	2.46	1,458	1,093	1,093	-	-	3,644
Total assets		$77,633	$71,463	$145,560	$529,949	$240,006	$1,064,611

Interest-Sensitive Liabilities:

Interest checking	0.06	$73,356	$55,016	$55,016	$-	$-	$183,388
Savings accounts	0.10	55,001	41,251	41,251	-	-	137,503
Money market accounts	0.12	93,327	69,995	69,995	-	-	233,317
Certificate accounts	0.53	59,487	19,273	4,709	2,521	16	86,006
FHLB advances	2.62	56,586	-	-	-	-	56,586
Subordinated debentures	4.22	-	-	-	-	27,836	27,836
Obligations under capital lease	7.16	34	86	115	438	1,730	2,403
Total liabilities		337,791	185,621	171,086	2,959	29,582	727,039
Interest sensitivity gap		(260,158)	(114,158)	(25,526)	526,990	210,424	$337,572
Cumulative interest sensitivity gap		$(260,158)	$(374,316)	$(399,842)	$127,148	$337,572
Off-Balance Sheet Items:

Commitments to extend credit		$40,737	$-	$-	$-	$-	$40,737
Unused lines of credit		$139,842	$-	$-	$-	$-	$139,842

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Financial Statements for the Years Ended March 31, 2019, 2018 and 2017
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary (collectively, "the Company") as of March 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes (collectively referred to as "the financial statements"). We have also audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America (U.S.). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Lake Oswego, Oregon
June 14, 2019

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2019 AND 2018

(In thousands, except share and per share data)	2019	2018
ASSETS
Cash and cash equivalents (including interest-earning accounts of $5,844 and $30,052)	$22,950	$44,767
Certificates of deposit held for investment	747	5,967
Loans held for sale	909	210
Investment securities:
Available for sale, at estimated fair value	178,226	213,221
Held to maturity, at amortized cost (estimated fair value of $35 and $43)	35	42
Loans receivable (net of allowance for loan losses of $11,457 and $10,766)	864,659	800,610
Real estate owned ("REO")	-	298
Prepaid expenses and other assets	4,596	3,870
Accrued interest receivable	3,919	3,477
Federal Home Loan Bank ("FHLB") stock, at cost	3,644	1,353
Premises and equipment, net	15,458	15,783
Deferred income taxes, net	4,195	4,813
Mortgage servicing rights, net	296	388
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	920	1,103
Bank owned life insurance ("BOLI")	29,291	28,557
TOTAL ASSETS	$1,156,921	$1,151,535
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$925,068	$995,691
Accrued expenses and other liabilities	12,536	9,391
Advance payments by borrowers for taxes and insurance	631	637
FHLB advances	56,586	-
Junior subordinated debentures	26,575	26,484
Capital lease obligation	2,403	2,431
Total liabilities	1,023,799	1,034,634

COMMITMENTS AND CONTINGENCIES (See Note 19)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 shares authorized
March 31, 2019 – 22,607,712 shares issued and outstanding	226	226
March 31, 2018 – 22,570,179 shares issued and outstanding
Additional paid-in capital	65,094	64,871
Retained earnings	70,428	56,552
Accumulated other comprehensive loss	(2,626)	(4,748)
Total shareholders' equity	133,122	116,901
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,156,921	$1,151,535

  See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2019, 2018 AND 2017

(In thousands, except share and per share data)	2019	2018	2017

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$44,187	$39,659	$31,609
Interest on investment securities – taxable	4,456	4,648	3,550
Interest on investment securities – nontaxable	146	95	25
Other interest and dividends	329	558	443
Total interest and dividend income	49,118	44,960	35,627

INTEREST EXPENSE:
Interest on deposits	996	1,208	1,151
Interest on borrowings	1,819	1,141	718
Total interest expense	2,815	2,349	1,869
Net interest income	46,303	42,611	33,758
Provision for loan losses	50	-	-
Net interest income after provision for loan losses	46,253	42,611	33,758

NON-INTEREST INCOME:
Fees and service charges	6,699	5,779	5,177
Asset management fees	3,791	3,448	2,988
Net gains on sales of loans held for sale	317	641	656
BOLI	734	819	760
Other, net	317	317	433
Total non-interest income, net	11,858	11,004	10,014

NON-INTEREST EXPENSE:
Salaries and employee benefits	22,320	21,743	19,356
Occupancy and depreciation	5,334	5,454	4,819
Data processing	2,467	2,313	2,111
Amortization of CDI	183	232	27
Advertising and marketing	769	747	754
FDIC insurance premium	326	476	356
State and local taxes	651	605	609
Telecommunications	353	417	317
Professional fees	1,426	1,181	1,628
Litigation settlement	-	-	500
Other	1,870	2,450	2,504
Total non-interest expense	35,699	35,618	32,981

INCOME BEFORE INCOME TAXES	22,412	17,997	10,791
PROVISION FOR INCOME TAXES	5,146	7,755	3,387
NET INCOME	$17,266	$10,242	$7,404

Earnings per common share:
Basic	$0.76	$0.45	$0.33
Diluted	0.76	0.45	0.33
Weighted average number of common shares outstanding:
Basic	22,588,395	22,531,480	22,478,306
Diluted	22,659,594	22,623,455	22,548,340

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2019, 2018 AND 2017

(In thousands)	2019	2018	2017

Net income	$17,266	$10,242	$7,404

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities arising
during the period, net of tax of ($629), $871 and $1,581, respectively	2,122	(2,719)	(2,872)

Reclassification adjustment for other than temporary impairment ("OTTI") of available for
sale investment security included in income, net of tax of $0, $0 and ($85) respectively	-	-	155

Reclassification adjustment of net gain from sale of available for sale investment
securities included in income, net of tax of $0, $0 and $29, respectively	-	-	(53)
Total other comprehensive income (loss), net	2,122	(2,719)	(2,770)

Total comprehensive income, net	$19,388	$7,523	$4,634

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2019, 2018 AND 2017

	Common Stock				Unearned Shares Issued to Employee Stock	Accumulated
(In thousands, except share data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Ownership Plan ("ESOP")	Other Comprehensive Income (Loss)	Total

Balance April 1, 2016	22,507,890	$225	$64,418	$42,728	$(181)	$1,083	$108,273

Net income	-	-	-	7,404	-	-	7,404
Cash dividend on common stock ($0.08 per share)	-	-	-	(1,797)	-	-	(1,797)
Exercise of stock options	3,000	-	11	-	-	-	11
Earned ESOP shares	-	-	39	-	104	-	143
Other comprehensive loss, net	-	-	-	-	-	(2,770)	(2,770)

Balance March 31, 2017	22,510,890	225	64,468	48,335	(77)	(1,687)	111,264

Net income	-	-	-	10,242	-	-	10,242
Cash dividend on common stock ($0.105 per share)	-	-	-	(2,367)	-	-	(2,367)
Exercise of stock options	59,289	1	244	-	-	-	245
Stock-based compensation expense	-	-	88	-	-	-	88
Reclassification of certain stranded income tax effects as a result of change in federal corporate income tax rate (see Note 1)	-	-	-	342	-	(342)	-
Earned ESOP shares	-	-	71	-	77	-	148
Other comprehensive loss, net	-	-	-	-	-	(2,719)	(2,719)

Balance March 31, 2018	22,570,179	226	64,871	56,552	-	(4,748)	116,901

Net income	-	-	-	17,266	-	-	17,266
Cash dividend on common stock ($0.15 per share)	-	-	-	(3,390)	-	-	(3,390)
Exercise of stock options	37,533	-	179	-	-	-	179
Stock-based compensation expense	-	-	44	-	-	-	44
Other comprehensive income, net	-	-	-	-	-	2,122	2,122

Balance March 31, 2019	22,607,712	$226	$65,094	$70,428	$-	$(2,626)	$133,122

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2019, 2018 AND 2017

(In thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,266	$10,242	$7,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,718	2,917	2,746
Purchased loans amortization (accretion), net	(147)	(277)	441
Provisions for loan losses	50	-	-
Provision (benefit) for deferred income taxes	(11)	3,668	3,103
Expense related to ESOP	-	148	143
Stock-based compensation expense	44	88	-
Increase in deferred loan origination fees, net of amortization	498	498	543
Origination of loans held for sale	(11,105)	(20,502)	(21,032)
Proceeds from sales of loans held for sale	10,579	21,204	21,477
Writedown of REO	-	-	30
Loss on impairment of investment security	-	-	240
Net gains on sales of loans held for sale, sales of investment securities and sale of REO	(682)	(725)	(731)
Income from BOLI	(734)	(819)	(760)
BOLI death benefit in excess of cash surrender value	-	-	(423)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(868)	(212)	(369)
Accrued interest receivable	(442)	(536)	(291)
Accrued expenses and other liabilities	2,988	(3,755)	5,538
Net cash provided by operating activities	20,154	11,939	18,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(34,427)	11,156	(37,103)
Purchases of loans receivable	(29,929)	(43,016)	(5,746)
Principal repayments on investment securities available for sale	26,519	28,569	29,782
Purchases of investment securities available for sale	-	(47,494)	(92,418)
Proceeds from calls, maturities, and sales of investment securities available for sale	10,000	950	7,261
Principal repayments on investment securities held to maturity	7	22	11
Purchases of premises and equipment and capitalized software	(1,046)	(753)	(598)
Redemption of certificates of deposit held for investment	5,220	5,075	5,727
Purchases of FHLB stock, net	(2,291)	(172)	(121)
Cash acquired, net of cash consideration paid in business combination	-	-	15,116
Proceeds from death benefit on BOLI	-	-	1,236
Proceeds from sales of REO and premises and equipment	976	81	262
Net cash used in investing activities	(24,971)	(45,582)	(76,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(70,568)	15,771	69,470
Dividends paid	(3,163)	(2,140)	(1,799)
Proceeds from borrowings	326,956	55,980	23,200
Repayment of borrowings	(270,370)	(55,980)	(23,200)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(6)	(56)	84
Principal payments on capital lease obligation	(28)	(23)	(21)
Proceeds from exercise of stock options	179	245	11
Net cash provided by (used in) financing activities	(17,000)	13,797	67,745

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,817)	(19,846)	9,213
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	44,767	64,613	55,400
CASH AND CASH EQUIVALENTS, END OF YEAR	$22,950	$44,767	$64,613
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,686	$2,176	$1,655
Income taxes	6,877	3,280	285
NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$904	$677	$450
Other comprehensive income (loss)	2,751	(3,590)	(4,295)
Income tax effect related to other comprehensive income (loss)	(629)	871	1,525
Business combinations (See Note 3)
Fair value of assets acquired	-	-	(145,386)
Fair value of liabilities assumed	-	-	134,810

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2019, 2018 and 2017

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

At March 31, 2019 and 2018, the Trust Company had 2,500 Trust Company stock options outstanding which had been granted to the President and Chief Executive Officer of the Trust Company. During the year ended March 31, 2019 and 2018, the Trust Company incurred $44,000 and $88,000, respectively, of stock-based compensation expense related to these options. No Trust Company stock options were exercised during the years ended March 31, 2019, 2018 and 2017.

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

The Company has three subsidiary grantor trusts which were established in connection with the issuance of trust preferred securities (see Note 12). In accordance with GAAP, the accounts and transactions of the trusts are not included in the accompanying consolidated financial statements.

Nature of Operations – The Bank is a community-oriented financial institution which operates 18 branches in rural and suburban communities in southwest Washington State and Multnomah, Washington and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to make various commercial business, commercial real estate, land, multi-family real estate, real estate construction and consumer loans. Additionally, the Trust Company offers trust and investment services and Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust.

In September 2018, the Bank completed a purchase and assumption transaction in which all of the Bank's Longview, Washington branch deposits were sold to a community bank headquartered in Longview. The Bank sold approximately $3.2 million of deposits and recognized a gain on sale of these deposits of approximately $70,000, which is included in other non-interest income in the accompanying consolidated statements of income for the year ended March 31, 2019. This purchase and assumption transaction did not include the sale of any loans, or the exchange of any assets or liabilities other than deposits. The Bank subsequently sold the Longview branch land and building in December 2018 and recognized a $355,000 gain on sale, which is included in other non-interest expense in the accompanying consolidated statement of income for the year ended March 31, 2019.

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

Use of Estimates in the Preparation of Consolidated Financial Statements – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Investment Securities – Investments in debt securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investments in debt securities held to maturity are carried at amortized cost. Unrealized losses on investments in debt securities held to maturity due to fluctuations in fair value are recognized when it is determined that a credit-related other than temporary decline in value has occurred. Investments in debt securities bought and held principally for the purpose of sale in the near-term are classified as trading securities. Investments in debt securities that the Company intends to hold for an indefinite period, but not necessarily to maturity, are classified as available for sale. Such debt securities may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates and similar factors. Investments in debt securities available for sale are reported at estimated fair value. Unrealized gains and losses on investment securities available for sale, net of the related deferred tax effect, are included in total comprehensive income and are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on sales of investments in debt securities available for sale, determined using the specific identification method, are included in earnings on the trade date. Amortization of premiums and accretion of discounts are recognized in interest income over the period to contractual maturity or expected call, if sooner. The Company's investment portfolio consists of debt securities and does not include any equity securities.

The Company analyzes investments in debt securities for OTTI on a quarterly basis. OTTI is separated into a credit component and noncredit component. Credit component losses are reported in non-interest income when the present value of expected future cash flows is less than the amortized cost. Noncredit component losses are recorded in other comprehensive income (loss) when the Company (1) does not intend to sell the security or (2) is not more likely than not to have to sell the security prior to the security's anticipated recovery. If the Company is likely to sell an investment in a debt security, any noncredit component losses are recognized and are reported in non-interest income.

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

Acquired Loans – Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an allowance for loan losses. The Company had no PCI loans as of March 31, 2019 and 2018.

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

In accordance with the Company's policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payments in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months are charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value of the underlying collateral is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale of the underlying collateral would result in full repayment of the outstanding loan balance. Once any other potential sources of repayment are exhausted, the impaired portion of the loan is charged-off. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is charged off.

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

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Des Moines ("FHLB"), is required to maintain a minimum investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances. The Company's investment in FHLB stock is carried at cost, which approximates fair value. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption value is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company evaluated its investment in FHLB stock for OTTI, consistent with its accounting policy. Based on the Company's evaluation, the Company determined there is not any OTTI on its FHLB stock at March 31, 2019.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the estimated term of the related lease or the estimated useful life of the improvements, whichever is less. Depreciation is generally computed on the straight-line method over the following estimated useful lives: buildings and improvements – up to 45 years; furniture and equipment – 3 to 20 years; and leasehold improvements – 15 to 25 years, or estimated lease term if shorter. Gains or losses on dispositions are reflected in earnings. The cost of maintenance and repairs is charged to expense as incurred. Assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines impairment exists the asset is reduced by an offsetting charge to expense.

Assets held under the Company's capitalized lease, net of accumulated amortization, are included in premises and equipment. The assets held under the capitalized lease are amortized on a straight-line basis over the lease term and the amortization is included in depreciation and amortization expense.

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

CDI represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. The Company recorded CDI of approximately $1.36 million in connection with the assumption of the MBank deposits during the year ended March 31, 2017 (see Note 3). At both March 31, 2019 and 2018, gross CDI was $1.36 million. At March 31, 2019 and 2018, accumulated amortization was $443,000 and $260,000, respectively. The amortization expense for CDI in future years is estimated to be $160,000, $140,000, $125,000, $116,000, $108,000 and $271,000 for the years ended March 31, 2020, 2021, 2022, 2023, 2024 and thereafter, respectively.

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

Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized. The Company files a consolidated federal income tax return. The Bank provides for income taxes separately and remits to the Company amounts currently due.

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

Trust Assets – Assets held by the Trust Company in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $646.0 million and $484.3 million were held in trust as of March 31, 2019 and 2018, respectively.

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

ESOP – The Company sponsors a leveraged ESOP; however, all ESOP debt was fully repaid during the year ended March 31, 2018. As shares were released, compensation expense was recorded equal to the then current market price of the shares and the shares became available for earnings per share calculations. The Company recorded cash dividends on unallocated shares as a reduction of debt and accrued interest. See Note 14 for further discussion.

New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which created FASB Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"). ASC 606 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The Company adopted ASC 606 on April 1, 2018 using the modified retrospective approach. Therefore, the comparative information for prior periods has not been adjusted and continues to be reported under superseded ASC 605. There was no cumulative effect adjustment as of April 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the year ended March 31, 2019; however, additional disclosures were incorporated in the Notes to the Consolidated Financial Statements upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Company elected to apply the practical expedient pursuant to ASC 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less. See Note 18 for additional discussion.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 generally requires equity investments – except those accounted for under the equity method of accounting or those that result in consolidation of the investee – to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU 2016-01 also eliminates certain disclosures related to the fair value of financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU on April 1, 2018. As required by ASU 2016-01, the fair value disclosure for loans receivable was computed using an exit price notion and deposits with no stated maturity are no longer included in the fair value disclosures in Note 17.

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 created FASB ASC Topic 842 ("ASC 842") related to leases and is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASU 2016-02 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASU 2016-02 is permitted. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) Targeted Improvements" ("ASU 2018-11"). The amendments in this ASU provide entities with an additional (and optional) transition method to adopt ASU 2016-02.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP. The Company will adopt the provisions of ASC 842 effective April 1, 2019 utilizing the transition method allowed under ASU 2018-11 and will not restate comparative periods. The Company will elect the package of practical expedients permitted under ASC 842's transition guidance, which allows the Company to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Company will also elect to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. The Company expects the adoption of ASC 842 will result in an increase in other assets and an increase in other liabilities of approximately $5.6 million. The Company does not expect the adoption of ASC 842 to have a material impact on its future consolidated statements of income.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") (see Note 13). The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within AOCI. ASU 2018-02 was effective for fiscal years beginning after December 15, 2018, and early adoption was permitted. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate tax rate is recognized. The Company elected to early adopt ASU 2018-02 and, as a result, reclassified $342,000 of stranded tax effects from AOCI to retained earnings in the fourth quarter of the fiscal year ended March 31, 2018.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements for fair value measurements. The following disclosure requirements were removed from ASC Topic 820 – Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. In addition, ASU 2018-13 adds new disclosure requirements for Level 3 measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's future consolidated financial statements.

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

Reclassifications – Certain prior period amounts have been reclassified to conform to the current period presentation; such reclassifications had no effect on previously reported net income or total shareholders' equity.

2.	RESTRICTED ASSETS

Regulations of the Board of Governors of the Federal Reserve System require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco ("FRB") based on a percentage of deposits. The amounts of such balances as of March 31, 2019 and 2018 were $1.8 million and $1.7 million, respectively, which were in compliance with the minimum reserve requirements.

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

The operating results of the Company for the years ended March 31, 2019, 2018 and 2017 included operating results produced by the MBank transaction for the years ended March 31, 2019 and 2018 and the period from February 17, 2017 to March 31, 2017, respectively. Disclosure of the amount of MBank's revenue and net income (excluding integration costs) included in the Company's consolidated statements of income is impracticable due to the integration of the operations and accounting for the transaction.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the years ended March 31, 2017 and 2016. This unaudited estimated pro forma financial information was calculated as if MBank had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of MBank with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the transaction occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the transaction, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands):

	For the Year Ended March 31,
Unaudited Pro Forma	2017	2016

Total revenues (net interest income plus non-interest income)	$49,290	$45,261
Net income	9,277	8,260

The following table shows the impact of the acquisition-related expenses related to the MBank transaction for the year ended March 31, 2017 to the various components of noninterest expense (in thousands):

Salaries and employee benefits	$26
Occupancy and depreciation	6
Data processing	63
Professional fees	653
Total impact of acquisition related costs to noninterest expense	$748

4.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Available for sale:
Municipal securities	$8,885	$30	$(34)	$8,881
Agency securities	12,426	22	(107)	12,341
Real estate mortgage investment conduits (1)	40,835	-	(673)	40,162
Residential mortgage-backed securities (1)	77,402	7	(1,588)	75,821
Other mortgage-backed securities (2)	42,133	12	(1,124)	41,021
Total available for sale	$181,681	$71	$(3,526)	$178,226

Held to maturity:
Residential mortgage-backed securities (3)	$35	$-	$-	$35

(1) Comprised of FHLMC, Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.
(2) Comprised of U.S. Small Business Administration ("SBA") issued securities and commercial real estate ("CRE") secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Available for sale:
Municipal securities	$9,041	$-	$(309)	$8,732
Agency securities	22,412	1	(311)	22,102
Real estate mortgage investment conduits (1)	48,310	-	(1,355)	46,955
Residential mortgage-backed securities (1)	91,786	3	(2,715)	89,074
Other mortgage-backed securities (2)	47,878	1	(1,521)	46,358
Total available for sale	$219,427	$5	$(6,211)	$213,221

Held to maturity:
Residential mortgage-backed securities (3)	$42	$1	$-	$43

(1) Comprised of FHLMC, FNMA and GNMA issued securities.
(2) Comprised of SBA issued securities and CRE secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of March 31, 2019 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,961	$4,949	$-	$-
Due after one year through five years	8,585	8,505	32	32
Due after five years through ten years	48,050	47,373	-	-
Due after ten years	120,085	117,399	3	3
Total	$181,681	$178,226	$35	$35

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2019

Available for sale:
Municipal securities	$-	$-	$6,554	$(34)	$6,554	$(34)
Agency securities	-	-	6,861	(107)	6,861	(107)
Real estate mortgage investment conduits (1)	-	-	40,126	(673)	40,126	(673)
Residential mortgage-backed securities (1)	-	-	74,288	(1,588)	74,288	(1,588)
Other mortgage-backed securities (2)	-	-	40,409	(1,124)	40,409	(1,124)
Total available for sale	$-	$-	$168,238	$(3,526)	$168,238	$(3,526)

March 31, 2018

Available for sale:
Municipal securities	$6,626	$(236)	$2,106	$(73)	$8,732	$(309)
Agency securities	5,301	(112)	15,797	(199)	21,098	(311)
Real estate mortgage investment conduits (1)	31,922	(774)	14,983	(581)	46,905	(1,355)
Residential mortgage-backed securities (1)	50,941	(1,192)	37,823	(1,523)	88,764	(2,715)
Other mortgage-backed securities (2)	16,355	(382)	29,351	(1,139)	45,706	(1,521)
Total available for sale	$111,145	$(2,696)	$100,060	$(3,515)	$211,205	$(6,211)

(1) Comprised of FHLMC, FNMA and GNMA issued securities.
(2) Comprised of SBA and CRE secured securities issued by FNMA.

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

The Company had no sales and realized no gains or losses on sales of investment securities for the years ended March 31, 2019 and 2018. Gross realized gains on sales of investment securities available for sale totaled $82,000 for the year ended March 31, 2017 and were recorded in other non-interest income in the 2017 consolidated statement of income. The income tax of $29,000 related to these realized gains was recorded in the provision for income taxes in the consolidated statement of income for the year ended March 31, 2017.

Investment securities available for sale with an amortized cost of $5.8 million and $3.7 million and a fair value of $5.7 million and $3.6 million at March 31, 2019 and 2018, respectively, were pledged as collateral for government public funds held by the Bank.

5.	LOANS RECEIVABLE

Loans receivable at March 31, 2019 and 2018 are reported net of deferred loan fees totaling $4.0 million and $3.6 million, respectively. Loans receivable are also reported net of discounts and premiums, totaling $1.5 million and $1.8 million, respectively, as of March 31, 2019, compared to $2.2 million and $2.0 million, respectively, as of March 31, 2018. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	March 31, 2019	March 31, 2018
Commercial and construction
Commercial business	$162,796	$137,672
Commercial real estate	461,432	450,597
Land	17,027	15,337
Multi-family	51,570	63,080
Real estate construction	90,882	39,584
Total commercial and construction	783,707	706,270

Consumer
Real estate one-to-four family	84,053	90,109
Other installment (1)	8,356	14,997
Total consumer	92,409	105,106

Total loans	876,116	811,376

Less: Allowance for loan losses	11,457	10,766
Loans receivable, net	$864,659	$800,610

(1) Consists primarily of purchased automobile loans totaling $5.8 million and $12.9 million at March 31, 2019 and 2018, respectively.

The Company's loan portfolio includes originated and purchased loans. Originated loans and purchased loans for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that the Company would be able to collect all contractually required payments, are referred to collectively as "loans". The Company originates commercial business, commercial real estate, land, multi-family real estate, real estate construction, residential real estate and other consumer loans. At March 31, 2019 and 2018, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company's loan portfolio are secured by properties located in Washington and Oregon, and accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in the local economic conditions in these markets. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulations to 15% of the Bank's shareholders' equity, excluding AOCI. The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2019, loans carried at $513.3 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consist of the following for the periods indicated (in thousands):

	Year Ended March 31,
	2019	2018	2017
Beginning balance	$981	$859	$841
Originations	359	526	228
Principal repayments	(562)	(404)	(210)
Ending balance	$778	$981	$859

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

Other installment – The Company originates other consumer loans, which include automobile, boat, motorcycle, recreational vehicle, savings account and unsecured loans. As of March 31, 2019 and 2018, other installment loans primarily consist of purchased automobile loans. These purchased automobile loans were originated through a single dealership group located outside the Company's primary market area. The collateral for these purchased automobile loans is comprised of a mix of used automobiles. These loans were purchased with servicing retained by the seller. Other consumer loans generally have shorter terms to maturity than mortgage loans. Other consumer loans generally involve a greater degree of risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the borrower.

6.	ALLOWANCE FOR LOAN LOSSES

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

March 31, 2019	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,668	$4,914	$220	$822	$618	$1,809	$715	$10,766
Provision for (recapture of) loan losses	139	(685)	34	(94)	839	(178)	(5)	50
Charge-offs	-	-	-	-	-	(291)	-	(291)
Recoveries	1	824	-	-	-	107	-	932
Ending balance	$1,808	$5,053	$254	$728	$1,457	$1,447	$710	$11,457

March 31, 2018

Beginning balance	$1,418	$5,084	$228	$297	$714	$2,099	$688	$10,528
Provision for (recapture of) loan losses	10	(156)	(301)	525	(96)	(9)	27	-
Charge-offs	-	(68)	-	-	-	(340)	-	(408)
Recoveries	240	54	293	-	-	59	-	646
Ending balance	$1,668	$4,914	$220	$822	$618	$1,809	$715	$10,766

March 31, 2017

Beginning balance	$1,048	$4,273	$325	$712	$416	$2,403	$708	$9,885
Provision for (recapture of) loan losses	(121)	926	(558)	(415)	298	(110)	(20)	-
Charge-offs	(1)	(117)	-	-	-	(340)	-	(458)
Recoveries	492	2	461	-	-	146	-	1,101
Ending balance	$1,418	$5,084	$228	$297	$714	$2,099	$688	$10,528

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
March 31, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$1,808	$1,808	$160	$162,636	$162,796
Commercial real estate	-	5,053	5,053	2,482	458,950	461,432
Land	-	254	254	728	16,299	17,027
Multi-family	-	728	728	1,598	49,972	51,570
Real estate construction	-	1,457	1,457	-	90,882	90,882
Consumer	22	1,425	1,447	697	91,712	92,409
Unallocated	-	710	710	-	-	-
Total	$22	$11,435	$11,457	$5,665	$870,451	$876,116

March 31, 2018

Commercial business	$-	$1,668	$1,668	$1,004	$136,668	$137,672
Commercial real estate	-	4,914	4,914	2,883	447,714	450,597
Land	-	220	220	763	14,574	15,337
Multi-family	-	822	822	1,644	61,436	63,080
Real estate construction	-	618	618	-	39,584	39,584
Consumer	69	1,740	1,809	1,428	103,678	105,106
Unallocated	-	715	715	-	-	-
Total	$69	$10,697	$10,766	$7,722	$803,654	$811,376

Changes in the allowance for unfunded loan commitments were as follows for the years indicated (in thousands):

	Year Ended March 31,
	2019	2018	2017
Beginning balance	$480	$388	$324
Net change in allowance for unfunded loan commitments	(11)	92	64
Ending balance	$469	$480	$388

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

March 31, 2019	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$-	$-	$225	$225	$162,571	$162,796
Commercial real estate	-	-	1,081	1,081	460,351	461,432
Land	-	-	-	-	17,027	17,027
Multi-family	-	-	-	-	51,570	51,570
Real estate construction	-	-	-	-	90,882	90,882
Consumer	345	3	210	558	91,851	92,409
Total	$345	$3	$1,516	$1,864	$874,252	$876,116

March 31, 2018

Commercial business	$7	$-	$178	$185	$137,487	$137,672
Commercial real estate	-	-	1,200	1,200	449,397	450,597
Land	-	-	763	763	14,574	15,337
Multi-family	-	-	-	-	63,080	63,080
Real estate construction	-	-	-	-	39,584	39,584
Consumer	513	-	277	790	104,316	105,106
Total	$520	$-	$2,418	$2,938	$808,438	$811,376

Interest income foregone on non-accrual loans was $94,000, $102,000 and $81,000 for the years ended March 31, 2019, 2018 and 2017, respectively.

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$159,997	$840	$1,959	$-	$-	$162,796
Commercial real estate	454,013	4,030	3,389	-	-	461,432
Land	16,299	-	728	-	-	17,027
Multi-family	51,093	457	20	-	-	51,570
Real estate construction	90,882	-	-	-	-	90,882
Consumer	92,199	-	210	-	-	92,409
Total	$864,483	$5,327	$6,306	$-	$-	$876,116

March 31, 2018

Commercial business	$132,309	$1,976	$3,387	$-	$-	$137,672
Commercial real estate	440,123	7,489	2,985	-	-	450,597
Land	14,574	-	763	-	-	15,337
Multi-family	60,879	2,190	11	-	-	63,080
Real estate construction	39,584	-	-	-	-	39,584
Consumer	104,829	-	277	-	-	105,106
Total	$792,298	$11,655	$7,423	$-	$-	$811,376

Impaired loans: The following tables present the total and average recorded investment in impaired loans at the dates and for the years indicated (in thousands):

March 31, 2019	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$160	$-	$160	$182	$-
Commercial real estate	2,482	-	2,482	3,424	-
Land	728	-	728	766	-
Multi-family	1,598	-	1,598	1,709	-
Consumer	281	416	697	807	22
Total	$5,249	$416	$5,665	$6,888	$22
March 31, 2018
Commercial business	$1,004	$-	$1,004	$1,062	$-
Commercial real estate	2,883	-	2,883	3,816	-
Land	763	-	763	790	-
Multi-family	1,644	-	1,644	1,765	-
Consumer	294	1,134	1,428	1,544	69
Total	$6,588	$1,134	$7,722	$8,977	$69

	Year ended March 31, 2019		Year ended March 31, 2018		Year ended March 31, 2017
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$334	$-	$930	$41	$255	$10
Commercial real estate	2,607	64	4,185	101	8,823	337
Land	742	7	781	-	801	-
Multi-family	1,620	88	1,668	90	1,710	93
Consumer	992	45	1,452	62	1,529	62
Total	$6,295	$204	$9,016	$294	$13,118	$502

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	March 31, 2019			March 31, 2018
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$160	$160	$826	$178	$1,004
Commercial real estate	1,401	1,081	2,482	1,683	1,200	2,883
Land	728	-	728	-	763	763
Multi-family	1,598	-	1,598	1,644	-	1,644
Consumer	697	-	697	1,428	-	1,428
Total	$4,424	$1,241	$5,665	$5,581	$2,141	$7,722

At March 31, 2019, the Company had no commitments to lend additional funds on these loans. At March 31, 2019, all of the Company's TDRs were paying as agreed.

There were no new TDRs for the years ended March 31, 2019 and 2018. There was one new TDR for the year ended March 31, 2017 consisting of a commercial business loan with a pre-modification outstanding recorded investment balance of $116,000 and a post-modification outstanding recorded investment balance of $107,000. This loan was repaid in full during the year ended March 31, 2018. There were no loans that were modified as a TDR within the previous twelve months that subsequently defaulted in the twelve months ended March 31, 2019.

7.	REAL ESTATE OWNED

The following table is a summary of the activity in REO for the years indicated (in thousands):

	Year Ended March 31,
	2019	2018	2017
Balance at beginning of year, net	$298	$298	$595
Additions	-	-	-
Dispositions	(298)	-	(267)
Writedowns	-	-	(30)
Balance at end of year, net	$-	$298	$298

At March 31, 2019, there was one single family property for which formal foreclosure proceedings were in process with a carrying amount of $106,000.

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated (in thousands):

	March 31,
	2019	2018

Land	$4,531	$4,710
Buildings and improvements	15,349	15,281
Leasehold improvements	1,666	1,666
Furniture and equipment	10,694	10,783
Building under capitalized lease	2,956	2,956
Construction in progress	733	720
Total	35,929	36,116
Less accumulated depreciation and amortization	(20,471)	(20,333)
Premises and equipment, net	$15,458	$15,783

Depreciation and amortization expense was $1.1 million, $1.2 million and $1.1 million for the years ended March 31, 2019, 2018 and 2017, respectively.

The Company has a capital lease for the shell of the building constructed as the Company's operations center which expires in November 2039. For each of the years ended March 31, 2019, 2018 and 2017, the Company recorded $77,000 in amortization expense related to this capital lease. At March 31, 2019 and 2018, accumulated amortization for the capital lease totaled $1.4 million and $1.3 million, respectively.

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the lives of the respective leases. At March 31, 2019, the remaining deferred gain was $697,000 and is included in accrued expenses and other liabilities in the accompanying 2019 consolidated balance sheets.

The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges. The following is a schedule of future minimum lease payments under the Company's capital lease together with the present value of net minimum lease payments and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2019 (in thousands):

Year Ending March 31:	Operating Leases	Capital Lease
2020	$1,492	$205
2021	905	208
2022	677	212
2023	527	215
2024	535	219
Thereafter	1,453	3,622
Total minimum lease payments	$5,589	4,681
Less amount representing interest		(2,278)
Present value of net minimum lease payments		$2,403

Rent expense was $2.0 million, $2.1 million and $1.8 million for the years ended March 31, 2019, 2018 and 2017, respectively.

9.	GOODWILL

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

The Company performed an impairment assessment as of October 31, 2018 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying value. If the reporting unit's fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company's consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company's step one test indicated that the reporting unit's fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company's goodwill will not be written down in future periods.

An interim impairment test was not deemed necessary as of March 31, 2019 due to the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

The following table presents the changes in the carrying amount of goodwill for the years indicated (in thousands):

	Year Ended March 31,
	2019	2018	2017
Net carrying value at beginning of period	$27,076	$27,076	$25,572
MBank Transaction (see Note 3)	-	-	1,504
Net carrying value at the end of period	$27,076	$27,076	$27,076

10.	DEPOSITS

Deposit accounts consisted of the following at the dates indicated (in thousands):

Account Type	March 31, 2019	March 31, 2018
Non-interest-bearing	$284,854	$278,966
Interest-bearing checking	183,388	192,989
Money market	233,317	265,661
Savings accounts	137,503	134,931
Certificates of deposit	86,006	123,144
Total	$925,068	$995,691

Individual certificates of deposit in amounts of $250,000 or more totaled $10.5 million and $10.8 million at March 31, 2019 and 2018, respectively.

Scheduled maturities of certificates of deposit for future years ending March 31 are as follows (in thousands):

Year Ending March 31:
2020	$59,487
2021	14,072
2022	5,201
2023	1,552
2024	3,157
Thereafter	2,537
Total	$86,006

Interest expense by deposit type was as follows for the years indicated (in thousands):

	Year Ended March 31,
	2019	2018	2017
Interest-bearing checking	$101	$100	$98
Money market	302	335	309
Savings accounts	145	133	110
Certificates of deposit	448	640	634
Total	$996	$1,208	$1,151

11.	FEDERAL HOME LOAN BANK ADVANCES

FHLB advances – which consist of overnight borrowings – are summarized as follows (dollars in thousands):

	March 31, 2019	March 31, 2018
FHLB advances	$56,586	$-
Weighted average interest rate on FHLB advances (1)	2.58%	1.60%
(1) Computed based on the borrowing activity for the years ending March 31, 2019 and 2018, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At March 31, 2019, based on collateral values, the Bank had additional borrowing capacity of $186.8 million from the FHLB.

FHLB advances are collateralized with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At March 31, 2019, loans carried at $402.7 million were pledged as collateral to the FHLB.

12.	JUNIOR SUBORDINATED DEBENTURES

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

The Debentures issued by the Company to the grantor trusts, totaling $26.6 million and $26.5 million at March 31, 2019 and 2018, respectively, are reported as "junior subordinated debentures" in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $836,000 at both March 31, 2019 and 2018, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at March 31, 2019 (dollars in thousands):
Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	3.97%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	3.96%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	5.71%	6/2033
		27,836
Fair value adjustment (4)		(1,261)
Total Debentures		$26,575

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.
(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.
(3) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.
(4) Amount, net of accretion, attributable to the MBank transaction. See Note 3.

13.	INCOME TAXES

Provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended March 31
	2019	2018	2017
Current	$5,157	$4,087	$284
Deferred	(11)	3,668	3,103
Total	$5,146	$7,755	$3,387

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at the dates indicated (in thousands):

	March 31, 2019	March 31, 2018
Deferred tax assets:
Deferred compensation	$45	$77
Allowance for loan losses	2,862	2,643
Accrued expenses	131	127
Accumulated depreciation and amortization	797	753
Deferred gain on sale	167	201
Purchase accounting	141	150
Net unrealized loss on investment securities available for sale	829	1,458
Other	242	236
Total deferred tax assets	5,214	5,645

Deferred tax liabilities:
FHLB stock dividend	(97)	(95)
Prepaid expenses	(148)	(109)
Loan fees/costs	(774)	(628)
Total deferred tax liabilities	(1,019)	(832)
Deferred tax assets, net	$4,195	$4,813

A reconciliation of the Company's effective income tax rate with the federal statutory tax rate is as follows for the years indicated:

	Year Ended March 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	30.8%	34.0%
State and local income tax rate	3.0	2.5	1.5
Revaluation of net deferred tax assets due to Tax Act	-	11.4	-
ESOP market value adjustment	(0.1)	-	(0.1)
BOLI	(0.8)	(1.5)	(3.8)
Other, net	(0.1)	(0.1)	(0.2)
Effective federal income tax rate	23.0%	43.1%	31.4%

On December 22, 2017, the federal government enacted the Tax Act. The Tax Act made significant changes to the U.S. tax law including, among other things: a reduction in the federal corporate income tax rate from a maximum of 35.0% to 21.0%

effective January 1, 2018; changes to the tax treatment of net operating loss carryforwards and carrybacks; and a repeal of the corporate alternative minimum tax. The Tax Act reduced the Company's federal corporate income tax rate from 34.0% to a blended federal corporate income tax rate of 30.8% for the fiscal year ended March 31, 2018. As a result of using a blended tax rate, the Company recognized a $422,000 benefit for income taxes during the quarter ended December 31, 2017. Also as a result of the Tax Act, the reduction of the corporate tax rate required the Company to remeasure its deferred tax assets and liabilities based upon the lower federal tax rate. Accordingly, during the year ended March 31, 2018, the Company recorded a one-time $2.1 million charge to the provision for income taxes in conjunction with remeasuring its net deferred tax asset to account for the future impact of the decrease in the federal corporate income tax rate. In addition, the Company has made an adjustment between retained earnings and AOCI related to the stranded tax effects due to the change in the federal corporate tax rate applied to the net unrealized losses on available for sale investment securities (see discussion of ASU 2018-02 in Note 1).  Beginning in fiscal year 2019, the Company utilized a federal corporate income tax rate of 21.0%.

The Bank's retained earnings at both March 31, 2019 and 2018 include a base year allowance for loan losses, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The related unrecognized deferred tax liability at both March 31, 2019 and 2018 was $517,000. This represents the balance of the allowance for loan losses created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Company's banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future.

At March 31, 2019 and 2018, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties related to income tax matters as of March 31, 2019 or 2018. It is the Company's policy to recognize potential accrued interest and penalties related to income tax matters as a component of provision for income taxes. The Company is subject to U.S. federal and State of Oregon income taxes. The years 2016 to 2019 remain open to examination for federal income taxes, and the years 2015 to 2019 remain open to State of Oregon examination.

14.	EMPLOYEE BENEFIT PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees' Savings and Profit Sharing Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2019, 2018 and 2017 were $527,000, $547,000 and $489,000, respectively.

Directors' and Executive Officers' Deferred Compensation Plan ("Deferred Compensation Plan") – The Deferred Compensation Plan is a nonqualified deferred compensation plan. Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. The Chairman, President, and Executive and Senior Vice Presidents of the Company may also defer salary into the Deferred Compensation Plan. The Company accrues annual interest on the unfunded liability under the Deferred Compensation Plan based upon a formula relating to gross revenues, which was 4.28%, 3.99% and 3.68% for the years ended March 31, 2019, 2018 and 2017, respectively. The estimated liability under the Deferred Compensation Plan is accrued as earned by the participants. At March 31, 2019 and 2018, the Company's aggregate liability under the Deferred Compensation Plan was $186,000 and $330,000, respectively, which is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan ("2017 Plan"). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company has reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan, none of which have been awarded. The 1998 Plan, the 2003 Plan and the 2017 Plan are collectively referred to as "the Stock Option Plans".

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the years ended March 31, 2019, 2018 and 2017 under the Stock Option Plans.

As of March 31, 2019, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the years ended March 31, 2019, 2018 and 2017 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the years indicated:

	Year Ended March 31,
	2019		2018		2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of year	141,365	$3.77	220,654	$4.74	223,654	$4.73
Options exercised	(37,533)	4.84	(59,289)	4.13	(3,000)	3.84
Options expired	(2,500)	8.12	(20,000)	13.42	-	-
Balance, end of year	101,332	$3.26	141,365	$3.77	220,654	$4.74

Additional information regarding stock options outstanding as of March 31, 2019 is as follows:
`
		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual		Exercise		Exercise
Exercise Price	Life (years)	Number	Price	Number	Price

$1.00 - $3.00	3.88	51,332	$2.70	51,332	$2.70
$3.01 - $5.00	0.48	50,000	3.84	50,000	3.84
	2.20	101,332	$3.26	101,332	$3.26

The following table presents information on stock options outstanding as of March 31, 2019 and 2018, less estimated forfeitures:

	March 31, 2019	March 31, 2018
Stock options fully vested and expected to vest:
Number	101,332	141,365
Weighted average exercise price	$3.26	$3.77
Aggregate intrinsic value (1)	$410,000	$788,000
Weighted average contractual term of options (years)	2.20	2.78
Stock options fully vested and currently exercisable:
Number	101,332	141,365
Weighted average exercise price	$3.26	$3.77
Aggregate intrinsic value (1)	$410,000	$788,000
Weighted average contractual term of options (years)	2.20	2.78

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company's stock.

The total intrinsic value of stock options exercised was $153,000, $257,000 and $5,000 for the years ended March 31, 2019, 2018 and 2017, respectively.

Employee Stock Ownership Plan - The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. Shares were released and allocated to participant accounts on or about December 31 of each year through December 2017, at which point all available shares had been released and allocated. ESOP compensation expense included in salaries and employee benefits was $148,000 and $143,000 for the years ended March 31, 2018 and 2017, respectively.

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

For the fiscal year ended March 31, 2019, the Bank purchased 25,000 shares of common stock on the open market and contributed such shares to the ESOP as a discretionary employer contribution. The Company recorded employee benefits expense of $197,000 for this contribution which represented the fair value of the related common stock. Shares held by the ESOP at March 31, 2019 totaled 441,966.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject to as of March 31, 2019.

As of March 31, 2019, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Bank's actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital:
(To Risk-Weighted Assets)	$140,062	16.88%	$66,379	8.0%	$82,974	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	129,671	15.63	49,784	6.0	66,379	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	129,671	15.63	37,338	4.5	53,933	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	129,671	11.56	44,874	4.0	56,092	5.0

	Actual		For Capital Adequacy Purposes		"Well Capitalized" Under Prompt Corrective Action
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$123,061	15.41%	$63,868	8.0%	$79,835	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	113,066	14.16	47,901	6.0	63,868	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	113,066	14.16	35,926	4.5	51,893	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	113,066	10.26	44,093	4.0	55,116	5.0

In addition to the minimum common equity tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of March 31, 2019, the Bank's CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at March 31, 2019, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the OCC and the FDIC routinely examine the Bank's financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company's consolidated financial statements be adjusted in accordance with their findings. A future examination by the OCC or the FDIC could include a review of certain transactions or other amounts reported in the Company's 2019 consolidated financial statements. The Company did not repurchase any shares of common stock for the years ended March 31, 2019, 2018 or 2017.

16.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of March 31, 2019 and 2018, all shares under the Company's ESOP were allocated. For the year ended March 31, 2019, there were no stock options excluded in computing diluted EPS.  For the years ended March 31, 2018 and 2017, stock options for 8,000 and 59,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the years indicated:

		Year Ended March 31,
(Dollars and share data in thousands, except per share data)		2019	2018	2017
	P
Basic EPS computation:
Numerator-net income		$17,266	$10,242	$7,404
Denominator-weighted average common shares outstanding		22,588	22,531	22,478
Basic EPS		$0.76	$0.45	$0.33
Diluted EPS computation:
Numerator-net income		$17,266	$10,242	$7,404
Denominator-weighted average common shares outstanding		22,588	22,531	22,478
Effect of dilutive stock options		72	92	70
Weighted average common shares and common stock
equivalents		22,660	22,623	22,548
Diluted EPS		$0.76	$0.45	$0.33

17.	FAIR VALUE MEASUREMENTS

Fair value is defined under GAAP as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels.  Based on the underlying inputs, each fair value measurement in its entirety is reported in one of three levels. These levels are:

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
March 31, 2019	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$8,881	$-	$8,881	$-
Agency securities	12,341	-	12,341	-
Real estate mortgage investment conduits	40,162	-	40,162	-
Residential mortgage-backed securities	75,821	-	75,821	-
Other mortgage-backed securities	41,021	-	41,021	-
Total assets measured at fair value on a recurring basis	$178,226	$-	$178,226	$-

		Estimated Fair Value Measurements Using
March 31, 2018	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$8,732	$-	$8,732	$-
Agency securities	22,102	-	22,102	-
Real estate mortgage investment conduits	46,955	-	46,955	-
Residential mortgage-backed securities	89,074	-	89,074	-
Other mortgage-backed securities	46,358	-	46,358	-
Total assets measured at fair value on a recurring basis	$213,221	$-	$213,221	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 during the years ended March 31, 2019 and 2018.

The following methods were used to estimate the fair value of investment securities in the above table:

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated fair value measurements using
	Total estimated fair value	Level 1	Level 2	Level 3
March 31, 2019
Impaired loans	$394	$-	$-	$394

March 31, 2018

Impaired loans	$2,143	$-	$-	$2,143

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2019 and 2018:

	Valuation technique	Significant unobservable inputs	Range

Impaired loans	Appraised value Discounted cash flows	Adjustment for market conditions Discount rate	N/A(1) 5.25% 8.00%

(1) There were no adjustments to appraised values of impaired loans as of March 31, 2019 and 2018.

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

The carrying amounts and estimated fair values of financial instruments are as follows at the dates indicated (in thousands):

March 31, 2019	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$22,950	$22,950	$-	$-	$22,950
Certificates of deposit held for investment	747	-	746	-	746
Loans held for sale	909	-	909	-	909
Investment securities available for sale	178,226	-	178,226	-	178,226
Investment securities held to maturity	35	-	35	-	35
Loans receivable, net	864,659	-	-	862,429	862,429
FHLB stock	3,644	-	3,644	-	3,644

Liabilities:
Certificates of deposit	86,006	-	84,455	-	84,455
FHLB advances	56,586	-	56,586	-	56,586
Junior subordinated debentures	26,575	-	-	15,468	15,468
Capital lease obligation	2,403	-	2,403	-	2,403

March 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value

Assets:
Cash and cash equivalents	$44,767	$44,767	$-	$-	$44,767
Certificates of deposit held for investment	5,967	-	5,959	-	5,959
Loans held for sale	210	-	210	-	210
Investment securities available for sale	213,221	-	213,221	-	213,221
Investment securities held to maturity	42	-	43	-	43
Loans receivable, net	800,610	-	-	792,916	792,916
FHLB stock	1,353	-	1,353	-	1,353

Liabilities:
Certificates of deposit	123,144	-	120,940	-	120,940
Junior subordinated debentures	26,484	-	-	15,274	15,274
Capital lease obligation	2,431	-	2,431	-	2,431

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

18.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company's revenue is from interest income, which is not within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of REO, which are included in non-interest expense.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine ("ATM") transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company's systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer's transaction. The Company is generally the principal in these contracts, with the exception of interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company's systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue

The following table includes the Company's non-interest income disaggregated by type of service (in thousands):

	Year Ended March 31
	2019	2018	2017

Asset management fees	$3,791	$3,448	$2,988
Debit card and ATM fees	3,104	2,961	2,535
Deposit related fees	1,721	1,628	1,486
Loan related fees	1,258	671	725
BOLI (1)	734	819	760
Net gains on sales of loans held for sale (1)	317	641	656
FHLMC loan servicing fees (1)	141	122	114
Other, net	792	714	750
Total non-interest income	$11,858	$11,004	$10,014

(1) Not within the scope of ASC 606

For the years ended March 31, 2019, 2018 and 2017, substantially all of the Company's revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

As of March 31, 2019, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

19.	COMMITMENTS AND CONTINGENCIES

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

Significant off-balance sheet commitments are listed below at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2019	March 31, 2018
Commitments to originate loans:
Adjustable-rate	$30,579	$20,065
Fixed-rate	10,158	14,989
Standby letters of credit	2,410	2,432
Undisbursed loan funds and unused lines of credit	139,842	152,982
Total	$182,989	$190,468

At March 31, 2019, the Company had firm commitments to sell $1.7 million of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At March 31, 2019, loans under warranty totaled $111.4 million, which substantially represents the unpaid principal balance of the Company's loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At March 31, 2019, the Company had an allowance for FHLMC loans of $13,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the years ended March 31, 2019, 2018 and 2017.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

Litigation – The Company is periodically a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's future consolidated financial position, results of operations and cash flows.

20.	RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS
AS OF MARCH 31, 2019 AND 2018
(In thousands)	2019	2018
ASSETS
Cash and cash equivalents	$4,178	$6,479
Investment in the Bank	155,041	136,497
Other assets	1,445	1,166
TOTAL ASSETS	$160,664	$144,142
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities	$63	$80
Dividend payable	904	677
Borrowings	26,575	26,484
Shareholders' equity	133,122	116,901
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$160,664	$144,142

STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2019, 2018 AND 2017
(In thousands)	2019	2018	2017

INCOME:
Interest on investment securities and other short-term investments	$35	$26	$21
Interest on loan receivable from the Bank	-	6	15
Total income	35	32	36

EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	1,298	1,020	587
Total expense	1,441	1,163	730
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME OF THE BANK	(1,406)	(1,131)	(694)
BENEFIT FOR INCOME TAXES	(294)	(513)	(235)
LOSS OF PARENT COMPANY	(1,112)	(618)	(459)
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	18,378	10,860	7,863
NET INCOME	$17,266	$10,242	$7,404

There were no items of other comprehensive income that were solely attributable to the parent company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2019, 2018 AND 2017

(In thousands)	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,266	$10,242	$7,404
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of the Bank	(18,378)	(10,860)	(7,863)
Amortization	91	94	22
Provision for deferred income taxes	10	174	666
Earned ESOP shares	-	148	143
Changes in assets and liabilities:
Other assets	(447)	1,770	(1,031)
Accrued expenses and other liabilities	141	(132)	(19)
Net cash provided by (used in) operating activities	(1,317)	1,436	(678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from assumption of junior subordinated debt (see Note 3)	-	-	3,687
Dividend from the Bank	2,000	1,750	2,500
Net cash provided by investing activities	2,000	1,750	6,187

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,163)	(2,140)	(1,799)
Proceeds from exercise of stock options	179	245	11
Net cash used in financing activities	(2,984)	(1,895)	(1,788)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,301)	1,291	3,721

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,479	5,188	1,467

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,178	$6,479	$5,188

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except per share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2019:
Interest and dividend income	$12,464	$12,336	$12,213	$12,105
Interest expense	930	656	611	618
Net interest income	11,534	11,680	11,602	11,487
Provision for (recapture of) loan losses	-	-	250	(200)
Non-interest income, net	3,008	2,782	3,016	3,052
Non-interest expense	8,962	8,803	8,915	9,019
Income before income taxes	5,580	5,659	5,453	5,720
Provision for income taxes	1,373	1,271	1,224	1,278

Net income	$4,207	$4,388	$4,229	$4,442

Basic earnings per common share (1)	$0.19	$0.19	$0.19	$0.20

Diluted earnings per common share (1)	$0.19	$0.19	$0.19	$0.20

Fiscal 2018:
Interest and dividend income	$11,244	$11,378	$11,315	$11,023
Interest expense	587	582	590	590
Net interest income	10,657	10,796	10,725	10,433
Provision for loan losses	-	-	-	-
Non-interest income, net	2,663	2,890	2,713	2,738
Non-interest expense	9,127	8,558	8,759	9,174
Income before income taxes	4,193	5,128	4,679	3,997
Provision for income taxes	1,184	3,608	1,620	1,343

Net income	$3,009	$1,520	$3,059	$2,654

Basic earnings per common share (1)	$0.13	$0.07	$0.14	$0.12

Diluted earnings per common share (1)	$0.13	$0.07	$0.14	$0.12
          (1)  Quarterly earnings per common share may vary from annual earnings common per share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns in controls or procedures can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements attributable to errors or fraud may occur and not be detected.

                (b) Changes in Internal Controls: There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                (c) Management's Annual Report on Internal Control Over Financial Reporting: The management of Riverview Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of the Company's published consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2019. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2019, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered public accounting firm that audits the Company's consolidated financial statements has audited the Company's internal control over financial reporting as of March 31, 2019. The attestation report, appearing in "Item 8: Financial Statements and Supplementary Data" of this Form 10-K, expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of March 31, 2019.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2019 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I ‑ Election of Directors" contained in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders, and "Part I - Business -- Executive Officers" of this Form 10-K, is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders (excluding the information contained under the heading "Personnel/Compensation Committee Report,") is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company's equity compensation plan as of March 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2017 Equity Incentive Plan	-	-	1,800,000
2003 Stock Option Plan	101,332	3.26	-

Equity compensation plans not approved by security holders:	-	-	-

Total	101,332	3.26	1,800,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings "Related Party Transactions" and "Director Independence" under the heading "Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned "Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders (excluding the information contained under the heading of "Report of the Audit Committee") is incorporated herein by reference.

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

3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
4.1	Form of Certificate of Common Stock of the Registrant (2)
4.2	Description of Riverview Bancorp, Inc. Common Stock *
10.1	Form of Employment Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox, Kim J. Capeloto and Steven P. Plambeck (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox, Kim J. Capeloto and Steven P. Plambeck (4)
10.3	Form of Employment Agreement between the Company and Chris P. Cline (5)
10.4	Form of Change in Control Agreement between the Company and Chris P. Cline (5)
10.5	Employee Severance Compensation Plan (6)
10.6	Employee Stock Ownership Plan (7)
10.7	Reserved
10.8	2003 Stock Option Plan (8)
10.9	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (9)
10.10	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (9)
10.11	Deferred Compensation Plan (10)
10.12	2017 Equity Incentive Plan (11)
10.13	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (12)
10.14	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (12)
10.15	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (12)
10.16	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (12)
21	Subsidiaries of Registrant (13)
23	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *
101
The following materials from Riverview Bancorp Inc.'s Annual Report on Form 10-K for the year ended March 31, 2019, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2016 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2019, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(11)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2017, and incorporated herein by reference.
*	Filed herewith

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date:	June 14, 2019	By:	/s/ Kevin J. Lycklama
Kevin J. Lycklama
President and Chief Executive Officer Director (Duly Authorized Representative)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Sheaffer	By:	/s/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board		President and Chief Executive Officer Director (Principal Executive Officer)

Date:	June 14, 2019	Date:	June 14, 2019

By:	/s/ David Lam	By:	/s/ Bess R. Wills
	David Lam		Bess R. Wills
	Executive Vice President and		Director
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	June 14, 2019	Date:	June 14, 2019

By:	/s/ David Nierenberg	By:	/s/ Bradley J. Carlson
	David Nierenberg		Bradley J. Carlson
	Director		Director

Date:	June 14, 2019	Date:	June 14, 2019

By:	/s/ John A. Karas	By:	/s/ Jerry C. Olson
	John A. Karas		Jerry C. Olson
	Director		Director

Date:	June 14, 2019	Date:	June 14, 2019

By:	/s/ Gerald L. Nies	By:	/s/ Patricia W. Eby
	Gerald L. Nies		Patricia W. Eby
	Director		Director

Date:	June 14, 2019	Date:	June 14, 2019