Form 10-Q
period 2019-06-30
RIVERVIEW BANCORP INC
filed 2019-08-08
CIK 1041368

UNITED STATES
SECURITIES AND EXHCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 000-22957

RIVERVIEW BANCORP, INC.

Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900, Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 693-6650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	RVSB	The NASDAQ Stock Market LLC

The Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,721,385 shares outstanding as of August 8, 2019.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of
	June 30, 2019 and March 31, 2019	2

	Consolidated Statements of Income for the
	Three Months Ended June 30, 2019 and 2018	3

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended June 30, 2019 and 2018	4

	Consolidated Statements of Shareholders’ Equity for the
	Three Months Ended June 30, 2019 and 2018	5

	Consolidated Statements of Cash Flows for the
	Three Months Ended June 30, 2019 and 2018	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	25

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4:	Controls and Procedures	39

Part II.	Other Information	40 - 41

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		42

Certifications
Exhibit 31.1 Exhibit 31.2 Exhibit 32

Forward-Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company’s ability to attract and retain deposits; increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services; and the other risks described from time to time in our filings with the Securities and Exchange Commission.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019 AND MARCH 31, 2019

(In thousands, except share and per share data) (Unaudited)	June 30, 2019	March 31, 2019
ASSETS
Cash and cash equivalents (including interest-earning accounts of $6,852 and $5,844)	$24,112	$22,950
Certificates of deposit held for investment	747	747
Loans held for sale	-	909
Investment securities:
Available for sale, at estimated fair value	170,762	178,226
Held to maturity, at amortized cost (estimated fair value of $33 and $35)	33	35
Loans receivable (net of allowance for loan losses of $11,442 and $11,457)	876,535	864,659
Prepaid expenses and other assets	8,705	4,596
Accrued interest receivable	3,989	3,919
Federal Home Loan Bank stock (“FHLB”), at cost	3,658	3,644
Premises and equipment, net	15,453	15,458
Deferred income taxes, net	3,520	4,195
Mortgage servicing rights, net	280	296
Goodwill	27,076	27,076
Core deposit intangible (“CDI”), net	880	920
Bank owned life insurance (“BOLI”)	29,484	29,291

TOTAL ASSETS	$1,165,234	$1,156,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits	$922,274	$925,068
Accrued expenses and other liabilities	17,675	12,536
Advanced payments by borrowers for taxes and insurance	689	631
FHLB advances	56,941	56,586
Junior subordinated debentures	26,597	26,575
Finance lease liability	2,395	2,403
Total liabilities	1,026,571	1,023,799

COMMITMENTS AND CONTINGENCIES (See Note 14)

SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 shares authorized
June 30, 2019 – 22,705,385 shares issued and outstanding	226	226
March 31, 2019 – 22,607,712 shares issued and outstanding
Additional paid-in capital	65,326	65,094
Retained earnings	73,602	70,428
Accumulated other comprehensive loss	(491)	(2,626)
Total shareholders’ equity	138,663	133,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,165,234	$1,156,921

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands, except share and per share data) (Unaudited)	2019	2018
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$11,514	$10,777
Interest on investment securities – taxable	878	1,198
Interest on investment securities – nontaxable	37	37
Other interest and dividends	87	93
Total interest and dividend income	12,516	12,105

INTEREST EXPENSE:
Interest on deposits	351	260
Interest on borrowings	735	358
Total interest expense	1,086	618
Net interest income	11,430	11,487
Recapture of loan losses	-	(200)
Net interest income after recapture of loan losses	11,430	11,687

NON-INTEREST INCOME:
Fees and service charges	1,677	1,755
Asset management fees	1,143	926
Net gains on sales of loans held for sale	96	152
BOLI	193	179
Other, net	67	40
Total non-interest income, net	3,176	3,052

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,715	5,578
Occupancy and depreciation	1,320	1,359
Data processing	680	631
Amortization of CDI	40	46
Advertising and marketing	210	192
FDIC insurance premium	80	76
State and local taxes	195	168
Telecommunications	86	93
Professional fees	325	284
Other	543	592
Total non-interest expense	9,194	9,019

INCOME BEFORE INCOME TAXES	5,412	5,720
PROVISION FOR INCOME TAXES	1,220	1,278
NET INCOME	$4,192	$4,442

Earnings per common share:
Basic	$0.19	$0.20
Diluted	0.18	0.20
Weighted average number of common shares outstanding:
Basic	22,619,580	22,570,179
Diluted	22,685,343	22,651,732

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands) (Unaudited)	2019	2018

Net income	$4,192	$4,442

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities
arising during the period, net of tax of ($675) and $226, respectively	2,135	(736)

Total comprehensive income, net	$6,327	$3,706

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss

Balance April 1, 2018	22,570,179	$226	$64,871	$56,552	$(4,748)	$116,901

Net income	-	-	-	4,442	-	4,442
Cash dividends on common stock ($0.035 per share)	-	-	-	(790)	-	(790)
Stock-based compensation expense	-	-	11	-	-	11
Other comprehensive loss, net	-	-	-	-	(736)	(736)
Balance June 30, 2018	22,570,179	$226	$64,882	$60,204	$(5,484)	$119,828

Balance April 1, 2019	22,607,712	$226	$65,094	$70,428	$(2,626)	$133,122

Net income	-	-	-	4,192	-	4,192
Cash dividends on common stock ($0.045 per share)	-	-	-	(1,018)	-	(1,018)
Exercise of stock options	15,000	-	52	-	-	52
Restricted stock grants	82,673	-	-	-	-	-
Stock-based compensation expense	-	-	180	-	-	180
Other comprehensive income, net	-	-	-	-	2,135	2,135
Balance June 30, 2019	22,705,385	$226	$65,326	$73,602	$(491)	$138,663

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands) (Unaudited)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,192	$4,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	767	688
Purchased loans amortization (accretion), net	(41)	62
Recapture of loan losses	-	(200)
Stock-based compensation expense	180	11
Increase in deferred loan origination fees, net of amortization	110	184
Origination of loans held for sale	(2,627)	(4,705)
Proceeds from sales of loans held for sale	3,598	4,987
Net gains on loans held for sale and sales of premises and equipment	(91)	(152)
Income from BOLI	(193)	(179)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	1,459	71
Accrued interest receivable	(70)	(101)
Accrued expenses and other liabilities	(735)	(886)
Net cash provided by operating activities	6,549	4,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(8,327)	(7,222)
Purchases of loans receivable	(3,594)	(7,403)
Principal repayments on investment securities available for sale	6,863	6,852
Proceeds from calls of investment securities available for sale	3,000	5,000
Principal repayments on investment securities held to maturity	2	2
Purchases of premises and equipment and capitalized software	(82)	(181)
Redemption of certificates of deposit held for investment	-	996
Purchases of FHLB stock, net	(14)	-
Proceeds from sales of real estate owned (“REO”) and premises and equipment	-	298
Net cash used in investing activities	(2,152)	(1,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(2,788)	(13,322)
Dividends paid	(904)	(677)
Proceeds from borrowings	130,947	56,160
Repayment of borrowings	(130,592)	(56,160)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	58	(57)
Principal payments on finance lease liability	(8)	(7)
Proceeds from exercise of stock options	52	-
Net cash used in financing activities	(3,235)	(14,063)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,162	(11,499)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,950	44,767
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,112	$33,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,065	$573
Income taxes	-	805

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,018	$790
Other comprehensive income (loss)	2,810	(962)
Income tax effect related to other comprehensive income (loss)	(675)	226
Right-of-use lease assets obtained in exchange for operating lease liabilities	5,603	-

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2019 (“2019 Form 10-K”). The unaudited consolidated results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2020.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company has reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. The 2003 Plan and the 2017 Plan are collectively referred to as “the Stock Option Plans”.

As of June 30, 2019 and 2018, the Trust Company had 2,500 Trust Company stock options outstanding which had been granted to the President and Chief Executive Officer of the Trust Company. During each of the three months ended June 30, 2019 and 2018, the Trust Company incurred $11,000 of stock-based compensation expense related to these options. No Trust Company stock options were exercised as of June 30, 2019 and 2018.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the three months ended June 30, 2019 and 2018.

As of June 30, 2019, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense under the Stock Option Plans. Unrecognized compensation expense related to the Trust Company stock options totaled $77,000. There was no stock-based compensation expense related to stock options for the three months ended June 30, 2019 and 2018 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	101,332	$3.26	141,365	$3.77
Options exercised	(15,000)	3.27	-	-
Expired	-	-	(2,500)	8.12
Balance, end of period	86,332	$3.26	138,865	$3.69

The following table presents information on stock options outstanding under the Stock Option Plans as of June 30, 2019 and 2018, less estimated forfeitures:

	2019	2018
Stock options fully vested and expected to vest:
Number	86,332	138,865
Weighted average exercise price	$3.26	$3.69
Aggregate intrinsic value (1)	$456,000	$660,000
Weighted average contractual term of options (years)	1.90	2.57
Stock options fully vested and currently exercisable:
Number	86,332	138,865
Weighted average exercise price	$3.26	$3.69
Aggregate intrinsic value (1)	$456,000	$660,000
Weighted average contractual term of options (years)	1.90	2.57

(1)  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $64,000 for the three months ended June 30, 2019 under the Stock Option Plans.

During the three months ended June 30, 2019, the Company granted 82,673 shares of restricted stock pursuant to the 2017 Plan. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. Stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $169,000 for the three months ended June 30, 2019. There was no stock-based compensation related to restricted stock for the three months ended June 30, 2018. The unrecognized stock-based compensation related to restricted stock was $521,000 at June 30, 2019. The weighted average vesting period for the restricted stock was 2.48 years at June 30, 2019.

The following table presents the activity related to restricted stock as of June 30, 2019:

	Time Based		Performance Based		Total
	Number of Unvested Shares	Weighted Average Market Price	Number of Unvested Shares	Weighted Average Market Price	Number of Unvested Shares	Weighted Average Market Price
Balance, beginning of period	-	$-	-	$-	-	$-
Granted	49,298	8.35	33,375	8.35	82,673	8.35
Forfeited	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Balance, end of period	49,298	$8.35	33,375	$8.35	82,673	$8.35

4.     EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options and assumed vesting of restricted stock. For the three months ended June 30, 2019 and 2018, there were no stock options excluded in computing diluted EPS.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,
	2019	2018
Basic EPS computation:
Numerator-net income	$4,192,000	$4,442,000
Denominator-weighted average common shares outstanding	22,619,580	22,570,179
Basic EPS	$0.19	$0.20
Diluted EPS computation:
Numerator-net income	$4,192,000	$4,442,000
Denominator-weighted average common shares outstanding	22,619,580	22,570,179
Effect of dilutive stock options and restricted stock	65,763	81,553
Weighted average common shares and common
stock equivalents	22,685,343	22,651,732
Diluted EPS	$0.18	$0.20

5.     INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
Available for sale:
Municipal securities	$8,846	$172	$(4)	$9,014
Agency securities	9,428	89	(47)	9,470
Real estate mortgage investment conduits (1)	38,598	116	(124)	38,590
Residential mortgage-backed securities (1)	73,736	84	(718)	73,102
Other mortgage-backed securities (2)	40,799	114	(327)	40,586
Total available for sale	$171,407	$575	$(1,220)	$170,762

Held to maturity:
Residential mortgage-backed securities (3)	$33	$-	$-	$33

March 31, 2019
Available for sale:
Municipal securities	$8,885	$30	$(34)	$8,881
Agency securities	12,426	22	(107)	12,341
Real estate mortgage investment conduits (1)	40,835	-	(673)	40,162
Residential mortgage-backed securities (1)	77,402	7	(1,588)	75,821
Other mortgage-backed securities (2)	42,133	12	(1,124)	41,021
Total available for sale	$181,681	$71	$(3,526)	$178,226

Held to maturity:
Residential mortgage-backed securities (3)	$35	$-	$-	$35

(1) Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of June 30, 2019 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,399	$1,397	$-	$-
Due after one year through five years	9,639	9,672	30	30
Due after five years through ten years	45,109	45,262	3	3
Due after ten years	115,260	114,431	-	-
Total	$171,407	$170,762	$33	$33

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2019

Available for sale:
Municipal securities	$-	$-	$2,464	$(4)	$2,464	$(4)
Agency securities	-	-	2,952	(47)	2,952	(47)
Real estate mortgage investment conduits (1)	-	-	21,818	(124)	21,818	(124)
Residential mortgage-backed securities (1)	-	-	54,629	(718)	54,629	(718)
Other mortgage-backed securities (2)	2,023	(20)	22,207	(307)	24,230	(327)
Total available for sale	$2,023	$(20)	$104,070	$(1,200)	$106,093	$(1,220)

March 31, 2019

Available for sale:
Municipal securities	$-	$-	$6,554	$(34)	$6,554	$(34)
Agency securities	-	-	6,861	(107)	6,861	(107)
Real estate mortgage investment conduits (1)	-	-	40,126	(673)	40,126	(673)
Residential mortgage-backed securities (1)	-	-	74,288	(1,588)	74,288	(1,588)
Other mortgage-backed securities (2)	-	-	40,409	(1,124)	40,409	(1,124)
Total available for sale	$-	$-	$168,238	$(3,526)	$168,238	$(3,526)

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three months ended June 30, 2019 and 2018. Investment securities available for sale with an amortized cost of $5.5 million and $5.8 million and an estimated fair value of $5.5 million and $5.7 million at June 30, 2019 and March 31, 2019, respectively, were pledged as collateral for government public funds held by the Bank. There were no held to maturity securities pledged as collateral for government public funds held by the Bank at June 30, 2019 and March 31, 2019.

6.     LOANS RECEIVABLE

Loans receivable as of June 30, 2019 and March 31, 2019 are reported net of deferred loan fees totaling $4.1 million and $4.0 million, respectively. Loans receivable are also reported net of discounts and premiums totaling $1.4 million and $1.8 million, respectively, as of June 30, 2019, compared to $1.5 million and $1.8 million, respectively, as of March 31, 2019. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	June 30, 2019	March 31, 2019
Commercial and construction
Commercial business	$164,400	$162,796
Commercial real estate	472,373	461,432
Land	16,362	17,027
Multi-family	50,674	51,570
Real estate construction	93,716	90,882
Total commercial and construction	797,525	783,707

Consumer
Real estate one-to-four family	83,256	84,053
Other installment (1)	7,196	8,356
Total consumer	90,452	92,409

Total loans	887,977	876,116

Less: Allowance for loan losses	11,442	11,457
Loans receivable, net	$876,535	$864,659

(1) Consists primarily of purchased automobile loans totaling $4.5 million and $5.8 million at June 30, 2019 and March 31, 2019, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2019, loans carried at $494.1 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of June 30, 2019 and March 31, 2019, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of the current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended June 30, 2019	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,808	$5,053	$254	$728	$1,457	$1,447	$710	$11,457
Provision for (recapture of) loan losses	308	(164)	(10)	(29)	49	(89)	(65)	-
Charge-offs	(3)	-	-	-	-	(41)	-	(44)
Recoveries	-	-	-	-	-	29	-	29
Ending balance	$2,113	$4,889	$244	$699	$1,506	$1,346	$645	$11,442

Three months ended June 30, 2018

Beginning balance	$1,668	$4,914	$220	$822	$618	$1,809	$715	$10,766
Provision for (recapture of) loan losses	131	(598)	38	(41)	237	19	14	(200)
Charge-offs	-	-	-	-	-	(92)	-	(92)
Recoveries	-	823	-	-	-	52	-	875
Ending balance	$1,799	$5,139	$258	$781	$855	$1,788	$729	$11,349

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
June 30, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,113	$2,113	$155	$164,245	$164,400
Commercial real estate	-	4,889	4,889	2,441	469,932	472,373
Land	-	244	244	724	15,638	16,362
Multi-family	-	699	699	1,584	49,090	50,674
Real estate construction	-	1,506	1,506	-	93,716	93,716
Consumer	11	1,335	1,346	453	89,999	90,452
Unallocated	-	645	645	-	-	-
Total	$11	$11,431	$11,442	$5,357	$882,620	$887,977

March 31, 2019

Commercial business	$-	$1,808	$1,808	$160	$162,636	$162,796
Commercial real estate	-	5,053	5,053	2,482	458,950	461,432
Land	-	254	254	728	16,299	17,027
Multi-family	-	728	728	1,598	49,972	51,570
Real estate construction	-	1,457	1,457	-	90,882	90,882
Consumer	22	1,425	1,447	697	91,712	92,409
Unallocated	-	710	710	-	-	-
Total	$22	$11,435	$11,457	$5,665	$870,451	$876,116

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $18,000 and $24,000 for the three months ended June 30, 2019 and 2018, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

June 30, 2019	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$62	$-	$300	$362	$164,038	$164,400
Commercial real estate	-	-	1,049	1,049	471,324	472,373
Land	-	-	-	-	16,362	16,362
Multi-family	-	-	-	-	50,674	50,674
Real estate construction	-	-	-	-	93,716	93,716
Consumer	134	-	108	242	90,210	90,452
Total	$196	$-	$1,457	$1,653	$886,324	$887,977

March 31, 2019

Commercial business	$-	$-	$225	$225	$162,571	$162,796
Commercial real estate	-	-	1,081	1,081	460,351	461,432
Land	-	-	-	-	17,027	17,027
Multi-family	-	-	-	-	51,570	51,570
Real estate construction	-	-	-	-	90,882	90,882
Consumer	345	3	210	558	91,851	92,409
Total	$345	$3	$1,516	$1,864	$874,252	$876,116

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$159,101	$3,453	$1,846	$-	$-	$164,400
Commercial real estate	466,308	2,729	3,336	-	-	472,373
Land	15,638	-	724	-	-	16,362
Multi-family	50,150	504	20	-	-	50,674
Real estate construction	93,716	-	-	-	-	93,716
Consumer	90,344	-	108	-	-	90,452
Total	$875,257	$6,686	$6,034	$-	$-	$887,977

March 31, 2019

Commercial business	$159,997	$840	$1,959	$-	$-	$162,796
Commercial real estate	454,013	4,030	3,389	-	-	461,432
Land	16,299	-	728	-	-	17,027
Multi-family	51,093	457	20	-	-	51,570
Real estate construction	90,882	-	-	-	-	90,882
Consumer	92,199	-	210	-	-	92,409
Total	$864,483	$5,327	$6,306	$-	$-	$876,116

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

June 30, 2019	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$155	$-	$155	$181	$-
Commercial real estate	2,441	-	2,441	3,421	-
Land	724	-	724	760	-
Multi-family	1,584	-	1,584	1,693	-
Consumer	305	148	453	568	11
Total	$5,209	$148	$5,357	$6,623	$11

March 31, 2019

Commercial business	$160	$-	$160	$182	$-
Commercial real estate	2,482	-	2,482	3,424	-
Land	728	-	728	766	-
Multi-family	1,598	-	1,598	1,709	-
Consumer	281	416	697	807	22
Total	$5,249	$416	$5,665	$6,888	$22

	Three Months ended June 30, 2019		Three Months ended June 30, 2018
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$157	$-	$588	$-
Commercial real estate	2,462	16	2,740	16
Land	726	10	757	-
Multi-family	1,591	23	1,638	22
Consumer	575	7	1,421	16
Total	$5,511	$56	$7,144	$54

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	June 30, 2019			March 31, 2019
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$155	$155	$-	$160	$160
Commercial real estate	1,392	1,049	2,441	1,401	1,081	2,482
Land	724	-	724	728	-	728
Multi-family	1,584	-	1,584	1,598	-	1,598
Consumer	426	27	453	697	-	697
Total	$4,126	$1,231	$5,357	$4,424	$1,241	$5,665

At June 30, 2019, the Company had no commitments to lend additional funds on TDR loans. At June 30, 2019, all of the Company’s TDRs were paying as agreed.

There was one new TDR for the three months ended June 30, 2019. The new TDR is a consumer real estate loan secured by a 1-4 family property located in Southwest Washington whereby the Company granted a rate reduction to market interest rates and extended the maturity date by 10 years. The recorded investment in the loan prior to modification and at June 30, 2019 was $27,000. There were no new TDRs for the three months ended June 30, 2018.

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

The Company performed an impairment assessment as of October 31, 2018 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

An interim impairment test was not deemed necessary as of June 30, 2019 due to the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

9.     FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized as follows (dollars in thousands):

	June 30, 2019	March 31, 2019
FHLB advances (1)	$56,941	$56,586
Weighted average interest rate on FHLB advances (2)	2.59%	2.58%

(1) Consisted of overnight borrowings. (2) Computed based on the borrowing activity for the three months ended June 30, 2019 and the fiscal year ended March 31, 2019, respectively.

10.     JUNIOR SUBORDINATED DEBENTURES

The Company has three wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock.

The Debentures issued by the Company to the grantor trusts, totaling $26.6 million at both June 30, 2019 and March 31, 2019, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both June 30, 2019 and March 31, 2019, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at June 30, 2019 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	3.77%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	3.76%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	5.43%	6/2033
		27,836
Fair value adjustment (4)		(1,239)
Total Debentures		$26,597

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.
(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.
(3) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.
(4) Amount, net of accretion, attributable to the purchase and assumption transaction of Merchants Bancorp’s trust preferred security on February 17, 2017.

11.     FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
June 30, 2019	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$9,014	$-	$9,014	$-
Agency securities	9,470	-	9,470	-
Real estate mortgage investment conduits	38,590	-	38,590	-
Residential mortgage-backed securities	73,102	-	73,102	-
Other mortgage-backed securities	40,586	-	40,586	-
Total assets measured at fair value on a recurring basis	$170,762	$-	$170,762	$-

March 31, 2019

Investment securities available for sale:
Municipal securities	$8,881	$-	$8,881	$-
Agency securities	12,341	-	12,341	-
Real estate mortgage investment conduits	40,162	-	40,162	-
Residential mortgage-backed securities	75,821	-	75,821	-
Other mortgage-backed securities	41,021	-	41,021	-
Total assets measured at fair value on a recurring basis	$178,226	$-	$178,226	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 for the three months ended June 30, 2019 and the year ended March 31, 2019.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
June 30, 2019	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$137	$-	$-	$137

March 31, 2019

Impaired loans	$394	$-	$-	$394

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2019 and March 31, 2019:

	Valuation Technique	Significant Unobservable Inputs	Range

Impaired loans	Appraised value Discounted cash flows	Adjustment for market conditions Discount rate	N/A(1) 6.25% 8.00%

(1) There were no adjustments to appraised values of impaired loans as of June 30, 2019 and March 31, 2019.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

June 30, 2019	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$24,112	$24,112	$-	$-	$24,112
Certificates of deposit held for investment	747	-	751	-	751
Investment securities available for sale	170,762	-	170,762	-	170,762
Investment securities held to maturity	33	-	33	-	33
Loans receivable, net	876,535	-	-	873,379	873,379
FHLB stock	3,658	-	3,658	-	3,658

Liabilities:
Certificates of deposit	90,462	-	89,554	-	89,554
FHLB advances	56,941	-	56,941	-	56,941
Junior subordinated debentures	26,597	-	-	14,202	14,202
Finance lease liability	2,395	-	2,395	-	2,395

	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
March 31, 2019
Assets:
Cash and cash equivalents	$22,950	$22,950	$-	$-	$22,950
Certificates of deposit held for investment	747	-	746	-	746
Loans held for sale	909	-	909	-	909
Investment securities available for sale	178,226	-	178,226	-	178,226
Investment securities held to maturity	35	-	35	-	35
Loans receivable, net	864,659	-	-	862,429	862,429
FHLB stock	3,644	-	3,644	-	3,644

Liabilities:
Certificates of deposit	86,006	-	84,455	-	84,455
FHLB advances	56,586	-	56,586	-	56,586
Junior subordinated debentures	26,575	-	-	15,468	15,468
Finance lease liability	2,403	-	2,403	-	2,403

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

12.     NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 created FASB Accounting Standards Codification (“ASC”) Topic 842 ("ASC 842") related to leases and is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASU 2016-02 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). The amendments in this ASU provide entities with an additional (and optional) transition method to adopt ASU 2016-02.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP. The Company adopted the provisions of ASC 842 effective April 1, 2019 utilizing the transition method allowed under ASU 2018-11 and will not restate comparative periods. The Company elected the package of practical expedients permitted under ASC 842's transition guidance, which allows the Company to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Company also elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. See Note 15 for additional discussion.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05. ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of carrying amount. ASU 2016-13 also changes the accounting for purchased credit impaired debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, management anticipates the allowance for loan losses will increase as a result of the implementation of ASU 2016-13; however, until its evaluation is complete, the magnitude of the increase will not be known.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of ASU 2017-04 is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's future consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2017-08 on April 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements. The following disclosure requirements were removed from ASC Topic 820 – Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. In addition, ASU 2018-13 adds new disclosure requirements for Level 3 measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's future consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The amendments in ASU 2018-15 broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for internal-use software costs. The amendments in ASU 2018-15 result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-15 is not expected to have a material impact on the Company's future consolidated financial statements.

13.     REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company’s revenue is from interest income, which is not within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of REO, which are included in non-interest expense.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is generally the principal in these contracts, with the exception of interchanges fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by our systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue

The following table includes the Company’s non-interest income disaggregated by type of service for the three months ended June 30, 2019 and 2018 (in thousands):

	June 30, 2019	June 30, 2018

Asset management fees	$1,143	$926
Debit card and ATM fees	820	805
Deposit related fees	559	443
Loan related fees	132	344
BOLI (1)	193	179
Net gains on sales of loans held for sale (1)	96	152
FHLMC loan servicing fees (1)	43	27
Other, net	190	176
Total non-interest income	$3,176	$3,052

(1) Not within scope of ASC 606

For the three months ended June 30, 2019 and 2018, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized within scope of ASC 606

Asset management fees: Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by clients through the Trust Company. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each quarter.

Debit card and ATM fees: Debit and ATM interchange income represents fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from debit cardholder transactions through the MasterCard® payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card. Certain expenses directly associated with the debit cards are recorded on a net basis with the interchange income.

Deposit related fees: Fees are earned on the Bank’s deposit accounts for various products offered to or services performed for the Bank’s customers. Fees include account fees, non-sufficient fund fees, stop payment fees, wire services, safe deposit box and others. These fees are recognized on a daily, monthly or quarterly basis, depending on the type of service.

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

Contract Balances

As of June 30, 2019, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

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

Significant off-balance sheet commitments at June 30, 2019 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$34,799
Fixed-rate	6,886
Standby letters of credit	2,410
Undisbursed loan funds and unused lines of credit	140,119
Total	$184,214

At June 30, 2019, the Company had firm commitments to sell $200,000 of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2019, loans under warranty totaled $111.5 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At June 30, 2019, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the three months ended June 30, 2019 and 2018.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

Litigation – The Company is periodically a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company’s future consolidated financial position, results of operations and cash flows.

15.     LEASES

The Company has a finance lease for the shell of the building constructed as the Company's operations center which expires in November 2039. The Company is obligated under various noncancelable operating lease agreements for land, buildings and equipment that require future minimum rental payments. The Company does not have any operating leases with an initial term of 12 months or less. Certain operating leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Certain operating leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. Lease extensions are not reasonably certain and the Company generally does not recognize payments occurring during option periods in the calculation of its operating right-of-use lease assets and operating lease liabilities. The Company adopted the requirements of ASC Topic 842 effective April 1, 2019, which required the Company to record in the consolidated balance sheet an operating lease right-of-use asset and an operating lease liability for leases with an initial term of more than 12 months for leases that existed as of April 1, 2019. The periods prior to the date of adoption are accounted for under superseded ASC Topic 840; therefore, the following disclosures include only the period for which ASC Topic 842 was effective.

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the lives of the respective leases. At June 30, 2019, the remaining deferred gain was $657,000 and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The table below presents the lease right-of-use assets and lease liabilities recorded in the consolidated balance sheet at June 30, 2019 (in thousands):

Leases			Classification in the consolidated balance sheets
Finance lease right-of-use asset	$1,566		Premises and equipment, net
Finance lease liability	$2,395		Finance lease liability
Finance lease remaining lease term	20.43	years
Finance lease discount rate	7.16%

Operating lease right-of-use assets	$5,117		Prepaid expenses and other assets
Operating lease liabilities	$5,202		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	4.62	years
Operating lease weighted-average discount rate	2.77%

The table below presents certain information related to the lease costs for operating leases, which are recorded in the consolidated statements of income under occupancy and deprecation, for the three months ended June 30, 2019 (in thousands):

Lease Costs
Finance lease amortization of right-of-use asset	$19
Finance lease interest on lease liability	43
Operating lease costs	396
Variable lease costs	52
Total lease cost (1)	$510
(1) income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $427,000 for the three months ended June 30, 2019. During the three months ended June 30, 2019, the Company did not record any right-of-use assets that were exchanged for operating lease liabilities.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s operating lease liabilities as of June 30, 2019 (in thousands):

Year Ending March 31:	Operating Leases	Finance Lease
Remaining of 2020	$1,256	$154
2021	1,011	208
2022	747	212
2023	573	215
2024	583	219
Thereafter	1,507	3,622
Total minimum lease payments	5,677	4,630
Less: amount of lease payment representing interest	(475)	(2,235)
Lease liabilities	$5,202	$2,395

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2019 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosures contained in the Company’s 2019 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $876.5 million at June 30, 2019 compared to $864.7 million at March 31, 2019.

The Bank's subsidiary, Riverview Trust Company (the “Trust Company”), is a trust and financial services company with one office located in downtown Vancouver, Washington and one office in Lake Oswego, Oregon which provides full-service brokerage activities, trust and asset management services. The Bank’s Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

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

Economic conditions in the Company’s market areas have generally been positive. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 4.8% at May 31, 2019 compared to 5.3% at March 31, 2019 and increased slightly from 4.7% at June 30, 2018. According to the Oregon Employment Department, unemployment in Portland, Oregon decreased to 3.6% at May 31, 2019 compared to 3.9% at March 31, 2019 and was unchanged from 3.6% at June 30, 2018. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have increased to 2.4 months at June 30, 2019 compared to 2.2 months at March 31, 2019 and 2.1 months at June 30, 2018. Residential home inventory levels in Clark County remain unchanged at 2.4 months at June 30, 2019 and March 31, 2019 and increased compared to 2.1 months at June 30, 2018. According to the RMLS, closed home sales in Clark County remain unchanged in June 2019 compared to June 2018. Closed home sales during June

2019 in Portland, Oregon decreased 6.4% compared to June 2018. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area has been strong and the vacancy rates in the Portland/Vancouver area have been relatively low.

Operating Strategy

Fiscal year 2020 marks the 97th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At June 30, 2019, commercial and construction loans represented 89.8% of total loans compared to 89.5% at March 31, 2019. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

The Company’s goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular, commercial real estate and commercial business loans), increasing core deposit balances, managing problem assets, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

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

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. As a result of these efforts and the application of more stringent underwriting practices over the last several years, the percentage of nonperforming loans to total loans was reduced to 0.16% at June 30, 2019 compared to 0.92% at March 31, 2015. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Implementation of a Profit Improvement Plan (“PIP”). The Company’s PIP committee is comprised of several members of management and the Board of Directors with the purpose of undertaking several initiatives to reduce non-interest expense and continue on-going efforts to identify cost saving opportunities throughout all aspects of the Company’s operations. The PIP committee’s mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. As a result, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 63.0% at June 30, 2019.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, whereby the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, text banking and mobile payments. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. Recently, the Company launched a new online mortgage origination platform in June 2019. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $694.8 million and $646.0 million at June 30, 2019 and March 31, 2019, respectively. The Company also offers a third-party identity theft product to assist our customers in monitoring their credit that includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits decreased $5.4 million at June 30, 2019 compared to March 31, 2019 reflecting increased competition and pricing pressure for deposits.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
June 30, 2019

Commercial business	$164,400	$-	$-	$164,400
Commercial construction	-	-	73,252	73,252
Office buildings	-	115,279	-	115,279
Warehouse/industrial	-	103,864	-	103,864
Retail/shopping centers/strip malls	-	64,989	-	64,989
Assisted living facilities	-	1,159	-	1,159
Single purpose facilities	-	187,082	-	187,082
Land	-	16,362	-	16,362
Multi-family	-	50,674	-	50,674
One-to-four family construction	-	-	20,464	20,464
Total	$164,400	$539,409	$93,716	$797,525

March 31, 2019
Commercial business	$162,796	$-	$-	$162,796
Commercial construction	-	-	70,533	70,533
Office buildings	-	118,722	-	118,722
Warehouse/industrial	-	91,787	-	91,787
Retail/shopping centers/strip malls	-	64,934	-	64,934
Assisted living facilities	-	2,740	-	2,740
Single purpose facilities	-	183,249	-	183,249
Land	-	17,027	-	17,027
Multi-family	-	51,570	-	51,570
One-to-four family construction	-	-	20,349	20,349
Total	$162,796	$530,029	$90,882	$783,707

Comparison of Financial Condition at June 30, 2019 and March 31, 2019

Cash and cash equivalents, including interest-earning accounts, totaled $24.1 million at June 30, 2019 compared to $23.0 million at March 31, 2019. The Company’s cash balances fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company’s asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $747,000 at both June 30, 2019 and March 31, 2019.

Investment securities totaled $170.8 million and $178.3 million at June 30, 2019 and March 31, 2019, respectively. The decrease was due to the utilization of the cash proceeds from pay downs, calls and maturities to supplement the cash needed to fund loan growth.  During the three months ended June 30, 2019, there were no purchases of investment securities. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At June 30, 2019, the Company determined that none of its investment securities required an other than temporary impairment (“OTTI”) charge. For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $876.5 million at June 30, 2019 compared to $864.7 million at March 31, 2019, an increase of $11.9 million. The Company has had steady loan demand in its market areas and anticipates continued organic loan growth. The increase was mainly concentrated in commercial real estate loans which increased $10.9 million or 2.37%. In addition, real estate construction loans increased $2.8 million, or 3.12%. Due to the timing of the completion of these real estate construction projects, balances may fluctuate in these categories. Once these projects are completed, these loans will roll to permanent financing and be classified within a category under other real estate mortgage. Partially offsetting these increases was a decrease in consumer loans of $2.0 million, or 2.12%, as payoffs outpaced originations. The Company also purchases the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area. These loans are purchased with servicing retained by the seller. At June 30, 2019, the Company’s purchased SBA loan portfolio was $70.4 million compared to $67.9 million at March 31, 2019. During the three months ended June 30, 2019, the Bank purchased $3.5 million of SBA loans, including premiums.

Deposits decreased $2.8 million to $922.3 million at June 30, 2019 compared to $925.1 million at March 31, 2019. The decrease was due to increased competition and pricing pressures in the Company’s market area. The Company had no wholesale-brokered deposits at June 30, 2019 and March 31, 2019. Core branch deposits accounted for 97.9% of total deposits at June 30, 2019 compared to 98.2% at March 31, 2019. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

FHLB advances increased slightly to $56.9 million at June 30, 2019 compared to $56.6 million at March 31, 2019. These advances were deployed to supplement the funding of loan originations and offset the decrease in deposit balances.

Shareholders' equity increased $5.5 million to $138.7 million at June 30, 2019 from $133.1 million at March 31, 2019. The increase was mainly attributable to net income of $4.2 million and a decrease in the accumulated other comprehensive loss related to the unrealized holding loss on securities available for sale, net of tax, of $2.1 million for the three months ended June 30, 2019. These increases were partially offset by cash dividends declared of $1.0 million. The Company did not repurchase any shares of common stock for the quarters ended June 30, 2019 and 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of June 30, 2019.

As of June 30, 2019, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total Capital:
(To Risk-Weighted Assets)	$144,749	17.18%	$67,394	8.0%	$84,242	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	134,202	15.93	50,545	6.0	67,394	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	134,202	15.93	37,909	4.5	54,757	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	134,202	11.94	44,973	4.0	56,216	5.0

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital:
(To Risk-Weighted Assets)	$140,062	16.88%	$66,379	8.0%	$82,974	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	129,671	15.63	49,784	6.0	66,379	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	129,671	15.63	37,338	4.5	53,933	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	129,671	11.56	44,874	4.0	56,092	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of June 30, 2019, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at June 30, 2019, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the OCC and the FDIC routinely examine the Bank’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s consolidated financial statements be adjusted in accordance with their findings. A future examination by the OCC or the FDIC could include a review of certain transactions or other amounts reported in the Company’s 2019 consolidated financial statements.

Liquidity and Capital Resources

Liquidity is essential to our business. The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2019, the Bank used its sources of funds primarily to fund loan commitments. At June 30, 2019, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $195.6 million, or 16.8% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At June 30, 2019, the Bank had no advances from the FRB and had a borrowing capacity of $56.7 million from the FRB, subject to sufficient collateral. At June 30, 2019, FHLB advances totaled $56.9 million and the Bank had an available borrowing capacity of $171.3 million, subject to sufficient collateral and stock investment. At June 30, 2019, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At June 30, 2019 and March 31, 2019, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $12.4 million, or 1.3% of total deposits, and $14.5 million, or 1.6% of total deposits, at June 30, 2019 and March 31, 2019, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At June 30, 2019 and March 31, 2019, the Company had no deposits through this listing service. Although the Company did not originate any internet based deposits during the three months ended June 30, 2019, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank’s funding sources gives the Bank available liquidity of $582.6 million, or 50.0% of total assets at June 30, 2019.

At June 30, 2019, the Company had total commitments of $184.2 million, which includes commitments to extend credit of $41.7 million, unused lines of credit totaling $71.5 million, undisbursed construction loans totaling $68.7 million, and standby letters of credit totaling $2.4 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2019 totaled $53.8 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $53.2 million at June 30, 2019.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2019, Riverview Bancorp, Inc. had $3.0 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans were $1.5 million or 0.13% of total assets at June 30, 2019 and March 31, 2019.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	June 30, 2019		March 31, 2019
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	3	$300	2	$225
Commercial real estate	2	1,049	2	1,081
Consumer	8	108	16	213
Total	13	$1,457	20	$1,519

The allowance for loan losses was $11.4 million or 1.29% of total loans at June 30, 2019 compared to $11.5 million or 1.31% of total loans at March 31, 2019. The ----balance of the allowance for loan losses at June 30, 2019 reflects the lower levels of delinquent, nonperforming and classified loans, low levels of net charge offs, as well as stable real estate values in our market areas. The Company recorded no provision for loan losses for the three months ended June 30, 2019.

The coverage ratio of allowance for loan losses to nonperforming loans was 785.31% at June 30, 2019 compared to 754.25% at March 31, 2019. At June 30, 2019, the Company identified $1.2 million or 84.51% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at June 30, 2019 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. All of the Company’s TDRs were paying as agreed at June 30, 2019. The related amount of interest income recognized on TDRs was $56,000 and $54,000 for the three months ended June 30, 2019 and 2018, respectively.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2019	March 31, 2019

Loans accounted for on a non-accrual basis:
Commercial business	$300	$225
Other real estate mortgage	1,049	1,081
Consumer	108	210
Total	1,457	1,516
Accruing loans which are contractually past due 90 days or more	-	3
Total nonperforming assets	$1,457	$1,519

Foregone interest on non-accrual loans (1)	$18	$94
Total nonperforming loans to total loans	0.16%	0.17%
Total nonperforming loans to total assets	0.13%	0.13%
Total nonperforming assets to total assets	0.13%	0.13%

(1) Three months ended June 30, 2019 and year ended March 31, 2019.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Other	Total
June 30, 2019

Commercial business	$52	$-	$248	$-	$300
Commercial real estate	-	869	180	-	1,049
Consumer	-	-	88	20	108
Total nonperforming assets	$52	$869	$516	$20	$1,457

March 31, 2019

Commercial business	$65	$-	$160	$-	$225
Commercial real estate	-	896	185	-	1,081
Consumer	-	-	169	44	213
Total nonperforming assets	$65	$896	$514	$44	$1,519

The composition of land acquisition and development and speculative and custom/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
June 30, 2019

Land acquisition and development	$2,181	$1,890	$12,291	$16,362
Speculative and custom/presold construction	2,035	118	15,353	17,506
Total	$4,216	$2,008	$27,644	$33,868

March 31, 2019

Land acquisition and development	$2,184	$1,908	$12,935	$17,027
Speculative and custom/presold construction	1,680	104	15,284	17,068
Total	$3,864	$2,012	$28,219	$34,095

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	June 30, 2019		March 31, 2019
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	9	$1,546	9	$1,734
Commercial real estate	3	2,287	3	2,308
Land	1	724	1	728
Multi-family	2	20	2	20
Total	15	$4,577	15	$4,790

At June 30, 2019, loans delinquent 30 - 89 days were 0.02% of total loans compared to 0.04% at March 31, 2019. At June 30, 2019, loans 30 - 89 days delinquent in the commercial business and consumer portfolios totaled $62,000 and $134,000, respectively. There were no loans 30-89 days delinquent in any other loan category at June 30, 2019. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 53.20% of total loans and commercial business and consumer loans represented 18.51% and 10.19% of total loans, respectively.

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

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Notes 14 and 15 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

The Company performed its annual goodwill impairment test as of October 31, 2018. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 6.9%, a net interest margin that approximated 4.3% and a return on assets that ranged from 1.33% to 1.53% (average of 1.42%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 14.90% utilized for our cash flow estimates and a terminal value estimated at 1.7 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.3 times tangible book value. The Company calculated a fair value of its reporting unit of $254.0 million using the corporate value approach, $194.9 million using the income approach and $259.0 million using the market approach, with a final concluded value of $238.0 million, with primary weight given to the market approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

Net Income. Net income was $4.2 million, or $0.18 per diluted share for the three months ended June 30, 2019, compared to $4.4 million, or $0.20 per diluted share for same prior year period. The Company’s net income decreased primarily as a result of a $175,000 increase in non-interest expense which was partially offset by a $124,000 increase in non-interest income combined with no recapture of loan losses during the three months ended June 30, 2019 as compared to a recapture of $200,000 for the three months ended June 30, 2018.

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

Net interest income for the three months ended June 30, 2019 was $11.4 million, a modest decrease of $57,000 from $11.5 million during the same prior year period. The net interest margin for the three months ended June 30, 2019 was 4.32% compared to 4.40% for the three months ended June 30, 2018. The decrease was attributable to the recovery of $585,000 of nonaccrual interest from previously charged off loans, which contributed to a 23 basis point increase in the net interest margin for the three months ended June 30, 2018.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2019 increased $411,000 to $12.5 million compared to $12.1 million for the same period in the prior year. The increase was due primarily to an increase in interest on loans receivable of $737,000 partially offset by a decrease in interest on investment securities of $320,000.

The average balance of net loans increased $64.5 million to $877.4 million for the three months ended June 30, 2019 from $813.0 million for the same prior year period. The average yield on net loans was 5.28% for the three months ended June 30, 2019 compared to 5.32% for the same three month period in the prior year.

Interest Expense. Interest expense totaled $1.1 million for the three months ended June 30, 2019 compared to $618,000 for the three months ended June 30, 2018. The increase in interest expense was primarily attributable to the increase in the Company’s utilization of FHLB advances and to a lesser extent, a seven basis point increase in the weighted average interest rate on interest-bearing deposits which increased to 0.22% for the three months ended June 30, 2019 from 0.15% for the same period in the prior year. The increase in the weighted average interest rate on regular savings accounts and certificates of deposits contributed primarily to the overall increase in the expense related to interest-bearing deposits, reflecting increased market rates. The average balance of interest-bearing deposits decreased $50.7 million which was offset by a $53.5 million increase in the average balance of FHLB advances. The average balance of FHLB advances was $57.5 million and $4.0 million for the three months ended June 30, 2019 and 2018, respectively. The average interest rate on FHLB advances increased to 2.59% from 2.02% for the three months ended June 30, 2019 and 2018, respectively. The overall increase in deposit costs and FHLB advances contributed to the increase in the average cost of interest-bearing liabilities to 0.60% compared to 0.34% for the three months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$689,054	$9,229	5.39%	$637,739	$8,797	5.53%
Non-mortgage loans	188,373	2,285	4.88	175,238	1,980	4.53
Total net loans (1)	877,427	11,514	5.28	812,977	10,777	5.32

Investment securities (2)	177,644	927	2.10	215,959	1,246	2.31
Daily interest-earning assets	110	-	-	49	-	-
Other earning assets	11,066	87	3.16	19,588	93	1.90
Total interest-earning assets	1,066,247	12,528	4.73	1,048,573	12,116	4.63

Non-interest-earning assets:
Office properties and equipment, net	15,439			15,778
Other non-interest-earning assets	69,689			67,149
Total assets	$1,151,375			$1,131,500

Interest-bearing liabilities:
Regular savings accounts	$150,472	115	0.31	$134,986	34	0.10
Interest checking accounts	182,094	25	0.06	177,278	25	0.06
Money market accounts	222,679	66	0.12	263,203	80	0.12
Certificates of deposit	87,215	145	0.67	117,704	121	0.41
Total interest-bearing deposits	642,460	351	0.22	693,171	260	0.15

Other interest-bearing liabilities	86,516	735	3.42	32,894	358	4.37
Total interest-bearing liabilities	728,976	1,086	0.60	726,065	618	0.34

Non-interest-bearing liabilities:
Non-interest-bearing deposits	278,098			278,481
Other liabilities	7,709			7,978
Total liabilities	1,014,783			1,012,524
Shareholders’ equity	136,592			118,976
Total liabilities and shareholders’ equity	$1,151,375			$1,131,500
Net interest income		$11,442			$11,498
Interest rate spread			4.13%			4.29%
Net interest margin			4.32%			4.40%
Ratio of average interest-earning assets to average interest-bearing liabilities			146.27%			144.42%

Tax equivalent adjustment (3)		$12			$11

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended June 30, 2019 vs 2018

	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$666	$(234)	$432
Non-mortgage loans	150	155	305
Investment securities (1)	(211)	(108)	(319)
Other earning assets	(51)	45	(6)
Total interest income	554	(142)	412

Interest Expense:
Regular savings accounts	4	77	81
Money market accounts	(14)	-	(14)
Certificates of deposit	(37)	61	24
Other interest-bearing liabilities	470	(93)	377
Total interest expense	423	45	468
Net interest income	$131	$(187)	$(56)

(1) Interest is presented on a fully tax-equivalent basis.

Provision for (Recapture of) Loan Losses. The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio consistent with GAAP guidelines. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses existing at the balance sheet date. The key components to the evaluation are the Company’s internal loan review function by its credit administration, which reviews and monitors the risk and quality of the loan portfolio; as well as the Company’s external loan reviews and its loan classification systems. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. Credit administration approves any changes to loan grades and monitors loan grades.

In accordance with GAAP, loans acquired from the purchase and assumption transaction of MBank (“MBank transaction”) were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $1.4 million and $1.5 million at June 30, 2019 and March 31, 2019, respectively.

There was no provision for loan losses for the three months ended June 30, 2019, compared to a recapture of loan losses of $200,000 for the three months ended June 30, 2018. The lack of a provision for loan losses and recapture of loan losses for the three months ended June 30, 2019 and 2018, respectively, continues to be based primarily upon the low level of charge- offs, recoveries of previously charged off loans and stable real estate values in our market areas.

Net charge-offs for the three months ended June 30, 2019 totaled $15,000. Net recoveries for the three months ended June 2018 totaled $783,000. Annualized net charge-offs to average net loans for the three month period ended June 30, 2019 was 0.01%. Annualized net recoveries to average net loans for the three month period ended June 30, 2018 was 0.39%. During the three months ended June 30, 2018, the Company received $581,000 and $242,000 in recovery payments on two loans, respectively, that were previously charged off. No additional recoveries are expected on these loans as the Company has fully recouped its prior charge-offs. Nonperforming loans were $1.5 million at June 30, 2019, compared to $2.3 million at June 30, 2018. The ratio of allowance for loan losses to nonperforming loans was 785.31% at June 30, 2019 compared to 484.17% at June 30, 2018. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of June 30, 2019, the Company had identified $5.4 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $5.2 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At June 30, 2019, charge-offs on these impaired loans totaled $460,000 from their original loan balances. The remaining $148,000 of impaired loans has specific valuation allowances totaling $11,000 at June 30, 2019.

Non-Interest Income. Non-interest income increased $124,000 for the three months ended June 30, 2019 compared to the same prior year period. The increase in non-interest income was primarily due to the increase in asset management fees of $217,000 for the three months ended June 30, 2019 compared to the same prior year period reflecting the increase in assets under management by the Trust Company. This increase was partially offset by a decrease in fees and service charges and net gains on sales of loans held for sale of $78,000 and $56,000, respectively, for the three months ended June 30, 2019 compared to the same prior year period.

Non-Interest Expense. Non-interest expense increased $175,000 for the three months ended June 30, 2019 compared to the same prior year period. Salaries and employee benefits and data processing increased $137,000 and $49,000, respectively, for the three months ended June 30, 2019 compared to the same prior year period due to additional staffing attributable to the overall growth of the Company and continued investments into enhancing our information technology infrastructure. In addition, professional fees increased $41,000 for the three months ended June 30, 2019 compared to the same prior year period. These increases were partially offset by a decrease in occupancy and depreciation and other non-interest expense of $39,000 and $49,000, respectively, for the three months ended June 30, 2019 compared to the same prior year period.

Income Taxes. The provision for income taxes was $1.2 million and $1.3 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Income before income taxes was $5.4 million and $5.7 million for the three months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was 22.5% and 22.3%, respectively. As of June 30, 2019, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At June 30, 2019, the Company had a net deferred tax asset of $3.5 million compared to $4.2 million at March 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2019 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2019 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2019 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended June 30, 2019, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s financial position, results of operations, or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-K for the year ended March 31, 2019.

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

3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
4.1	Form of Certificate of Common Stock of the Registrant (2)
4.2	Description of Riverview Bancorp, Inc. Common Stock *
10.1	Form of Employment Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox, Kim J. Capeloto and Steven P. Plambeck (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox, Kim J. Capeloto and Steven P. Plambeck (4)
10.3	Form of Employment Agreement between the Company and Chris P. Cline (5)
10.4	Form of Change in Control Agreement between the Company and Chris P. Cline (5)
10.5	Employee Stock Ownership Plan (6)
10.6	2003 Stock Option Plan (7)
10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (8)
10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (8)
10.9	Deferred Compensation Plan (9)
10.10	2017 Equity Incentive Plan (10)
10.11	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (11)
10.12	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (11)
10.13	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (11)
10.14	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (11)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2016 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2019, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(10)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By: /S/ Kevin J. Lycklama	By: /S/ David Lam
Kevin J. Lycklama	David Lam
President and Chief Executive Officer	Executive Vice President and
Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Date: August 8, 2019	Date: August 8, 2019

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Shareholders’ Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements