Form 10-Q
period 2019-09-30
RIVERVIEW BANCORP INC
filed 2019-11-07
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,748,385 shares outstanding as of November 7, 2019.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019	2

	Consolidated Statements of Income for the Three and Six months Ended September 30, 2019 and 2018	3

	Consolidated Statements of Comprehensive Income for the Three and Six months Ended September 30, 2019 and 2018	4

	Consolidated Statements of Shareholders’ Equity for the Three and Six months Ended September 30, 2019 and 2018	5

	Consolidated Statements of Cash Flows for the Six months Ended September 30, 2019 and 2018	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4:	Controls and Procedures	41

Part II.	Other Information	42-43

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		44

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 AND MARCH 31, 2019

(In thousands, except share and per share data) (Unaudited)	September 30, 2019	March 31, 2019
ASSETS
Cash and cash equivalents (including interest-earning accounts of $32,632 and $5,844)	$48,888	$22,950
Certificates of deposit held for investment	249	747
Loans held for sale	310	909
Investment securities:
Available for sale, at estimated fair value	163,682	178,226
Held to maturity, at amortized cost (estimated fair value of $32 and $35)	31	35
Loans receivable (net of allowance for loan losses of $11,436 and $11,457)	869,880	864,659
Prepaid expenses and other assets	8,136	4,596
Accrued interest receivable	3,827	3,919
Federal Home Loan Bank stock (“FHLB”), at cost	1,380	3,644
Premises and equipment, net	15,490	15,458
Deferred income taxes, net	3,296	4,195
Mortgage servicing rights, net	247	296
Goodwill	27,076	27,076
Core deposit intangible (“CDI”), net	839	920
Bank owned life insurance (“BOLI”)	29,688	29,291
TOTAL ASSETS	$1,173,019	$1,156,921
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits	$982,275	$925,068
Accrued expenses and other liabilities	17,502	12,536
Advanced payments by borrowers for taxes and insurance	1,117	631
FHLB advances	-	56,586
Junior subordinated debentures	26,619	26,575
Finance lease liability	2,387	2,403
Total liabilities	1,029,900	1,023,799

COMMITMENTS AND CONTINGENCIES (See Note 14)

SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 shares authorized
September 30, 2019 – 22,748,385 shares issued and outstanding	227	226
March 31, 2019 – 22,607,712 shares issued and outstanding
Additional paid-in capital	65,559	65,094
Retained earnings	77,112	70,428
Accumulated other comprehensive income (loss)	221	(2,626)
Total shareholders’ equity	143,119	133,122
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,173,019	$1,156,921

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$11,893	$11,119	$23,447	$22,079
Interest on investment securities – taxable	860	1,116	1,738	2,314
Interest on investment securities – nontaxable	36	36	73	73
Other interest and dividends	93	118	180	211
Total interest and dividend income	12,882	12,389	25,438	24,677

INTEREST EXPENSE:
Interest on deposits	660	259	1,011	519
Interest on borrowings	503	352	1,238	710
Total interest expense	1,163	611	2,249	1,229
Net interest income	11,719	11,778	23,189	23,448
Provision for loan losses	-	250	-	50
Net interest income after provision for loan losses	11,719	11,528	23,189	23,398

NON-INTEREST INCOME:
Fees and service charges	1,752	1,514	3,389	3,086
Asset management fees	1,090	943	2,233	1,869
Net gains on sales of loans held for sale	46	44	142	196
BOLI	204	174	397	353
Other, net	77	165	144	205
Total non-interest income, net	3,169	2,840	6,305	5,709

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,697	5,283	11,412	10,861
Occupancy and depreciation	1,277	1,351	2,597	2,710
Data processing	669	622	1,349	1,253
Amortization of CDI	41	46	81	92
Advertising and marketing	298	266	508	458
FDIC insurance premium	-	85	80	161
State and local taxes	174	182	369	350
Telecommunications	76	88	162	181
Professional fees	263	387	588	671
Other	508	605	1,051	1,197
Total non-interest expense	9,003	8,915	18,197	17,934

INCOME BEFORE INCOME TAXES	5,885	5,453	11,297	11,173
PROVISION FOR INCOME TAXES	1,351	1,224	2,571	2,502
NET INCOME	$4,534	$4,229	$8,726	$8,671

Earnings per common share:
Basic	$0.20	$0.19	$0.39	$0.38
Diluted	0.20	0.19	0.38	0.38
Weighted average number of common shares outstanding:
Basic	22,643,103	22,579,839	22,631,406	22,575,009
Diluted	22,702,696	22,658,737	22,694,067	22,655,297

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands) (Unaudited)	2019	2018	2019	2018

Net income	$4,534	$4,229	$8,726	$8,671

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities arising
during the period, net of tax of ($223), $313, ($898) and $539, respectively	712	(1,018)	2,847	(1,754)

Total comprehensive income, net	$5,246	$3,211	$11,573	$6,917

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock
(In thousands, except share data) (Unaudited)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the three months ended September 30, 2018

Balance July 1, 2018	22,570,179	$226	$64,882	$60,204	$(5,484)	$119,828

Net income	-	-	-	4,229	-	4,229
Cash dividends on common stock ($0.035 per share)	-	-	-	(791)	-	(791)
Exercise of stock options	28,533	-	151	-	-	151
Stock-based compensation expense	-	-	11	-	-	11
Other comprehensive loss, net	-	-	-	-	(1,018)	(1,018)
Balance September 30, 2018	22,598,712	$226	$65,044	$63,642	$(6,502)	$122,410

For the six months ended September 30, 2018

Balance April 1, 2018	22,570,179	$226	$64,871	$56,552	$(4,748)	$116,901

Net income	-	-	-	8,671	-	8,671
Cash dividends on common stock ($0.070 per share)	-	-	-	(1,581)	-	(1,581)
Exercise of stock options	28,533	-	151	-	-	151
Stock-based compensation expense	-	-	22	-	-	22
Other comprehensive loss, net	-	-	-	-	(1,754)	(1,754)
Balance September 30, 2018	22,598,712	$226	$65,044	$63,642	$(6,502)	$122,410

For the three months ended September 30, 2019

Balance July 1, 2019	22,705,385	$226	$65,326	$73,602	$(491)	$138,663

Net income	-	-	-	4,534	-	4,534
Cash dividends on common stock ($0.045 per share)	-	-	-	(1,024)	-	(1,024)
Exercise of stock options	43,000	1	164	-	-	165
Stock-based compensation expense	-	-	69	-	-	69
Other comprehensive income, net	-	-	-	-	712	712
Balance September 30, 2019	22,748,385	$227	$65,559	$77,112	$221	$143,119

For the six months ended September 30, 2019

Balance April 1, 2019	22,607,712	$226	$65,094	$70,428	$(2,626)	$133,122

Net income	-	-	-	8,726	-	8,726
Cash dividends on common stock ($0.090 per share)	-	-	-	(2,042)	-	(2,042)
Exercise of stock options	58,000	1	216	-	-	217
Restricted stock grants	82,673	-	-	-	-	-
Stock-based compensation expense	-	-	249	-	-	249
Other comprehensive income, net	-	-	-	-	2,847	2,847
Balance September 30, 2019	22,748,385	$227	$65,559	$77,112	$221	$143,119

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands) (Unaudited)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,726	$8,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,496	1,404
Purchased loans amortization, net	181	9
Provision for loan losses	-	50
Stock-based compensation expense	249	22
Increase in deferred loan origination fees, net of amortization	96	506
Origination of loans held for sale	(4,786)	(6,110)
Proceeds from sales of loans held for sale	5,477	6,419
Net gains on sales of loans held for sale and sales of premises and equipment	(216)	(198)
Income from BOLI	(397)	(353)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	2,001	(1,307)
Accrued interest receivable	92	(194)
Accrued expenses and other liabilities	(677)	4,303
Net cash provided by operating activities	12,242	13,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	1,530	(21,874)
Purchases of loans receivable	(6,992)	(16,350)
Principal repayments on investment securities available for sale	14,515	14,496
Proceeds from calls of investment securities available for sale	3,000	5,000
Principal repayments on investment securities held to maturity	4	4
Purchases of premises and equipment and capitalized software	(599)	(194)
Redemption of certificates of deposit held for investment	498	1,983
Redemption of FHLB stock, net	2,264	-
Proceeds from sales of real estate owned (“REO”) and premises and equipment	81	326
Net cash provided by (used in) investing activities	14,301	(16,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	57,217	(13,384)
Dividends paid	(1,923)	(1,467)
Proceeds from borrowings	214,897	59,740
Repayment of borrowings	(271,483)	(59,740)
Net increase in advance payments by borrowers for taxes and insurance	486	413
Principal payments on finance lease liability	(16)	(13)
Proceeds from exercise of stock options	217	151
Net cash used in financing activities	(605)	(14,300)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,938	(17,687)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,950	44,767
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,888	$27,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,202	$1,183
Income taxes	1,482	4,591

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,023	$791
Other comprehensive income (loss)	3,745	(2,293)
Income tax effect related to other comprehensive income (loss)	(898)	539
Right-of-use lease assets obtained in exchange for operating lease liabilities	5,603	-

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). However, all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2019 (“2019 Form 10-K”). The unaudited consolidated results of operations for the six months ended September 30, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2020.

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

As of September 30, 2019 and 2018, the Trust Company had 2,500 Trust Company stock options outstanding which had been granted to the President and Chief Executive Officer of the Trust Company. During both the three and six months ended September 30, 2019 and 2018, the Trust Company incurred $11,000 and $22,000, respectively, of stock-based compensation expense related to these options. No Trust Company stock options were exercised as of September 30, 2019 and 2018.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the three and six months ended September 30, 2019 and 2018.

As of September 30, 2019, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense under the Stock Option Plans. Unrecognized compensation expense related to the Trust Company stock options totaled $66,000 as of September 30, 2019. There was no stock-based compensation expense related to stock options for the three and six months ended September 30, 2019 and 2018 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Six Months Ended September 30, 2019		Six Months Ended September 30, 2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	101,332	$3.26	141,365	$3.77
Options exercised	(58,000)	3.69	(28,533)	5.30
Expired	-	-	(2,500)	8.12
Balance, end of period	43,332	$2.69	110,332	$3.27

The following table presents information on stock options outstanding under the Stock Option Plans as of September 30, 2019 and 2018:

	2019	2018
Stock options fully vested and expected to vest:
Number	43,332	110,332
Weighted average exercise price	$2.69	$3.27
Aggregate intrinsic value (1)	$203,000	$614,000
Weighted average contractual term of options (years)	3.30	2.70
Stock options fully vested and currently exercisable:
Number	43,332	110,332
Weighted average exercise price	$2.69	$3.27
Aggregate intrinsic value (1)	$203,000	$614,000
Weighted average contractual term of options (years)	3.30	2.70

(1)  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised under the Stock Option Plans was $238,000 and $118,000 for the six months ended September 30, 2019 and 2018, respectively.

During the six months ended September 30, 2019, the Company granted 82,673 shares of restricted stock pursuant to the 2017 Plan. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. Stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $58,000 and $227,000 for the three and six months ended September 30, 2019. There was no stock-based compensation related to restricted stock for the three and six months ended September 30, 2018. The unrecognized stock-based compensation related to restricted stock was $463,000 at September 30, 2019. The weighted average vesting period for the restricted stock was 2.23 years at September 30, 2019.

The following table presents the activity related to restricted stock as of September 30, 2019:

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

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options and assumed vesting of restricted stock. For the three and six months ended September 30, 2019 and 2018, there were no stock options excluded in computing diluted EPS.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Basic EPS computation:
Numerator-net income	$4,534,000	$4,229,000	$8,726,000	$8,671,000
Denominator-weighted average common shares outstanding	22,643,103	22,579,839	22,631,406	22,575,009
Basic EPS	$0.20	$0.19	$0.39	$0.38
Diluted EPS computation:
Numerator-net income	$4,534,000	$4,229,000	$8,726,000	$8,671,000
Denominator-weighted average common shares outstanding	22,643,103	22,579,839	22,631,406	22,575,009
Effect of dilutive stock options and restricted stock	59,593	78,898	62,661	80,288
Weighted average common shares and common stock equivalents	22,702,696	22,658,737	22,694,067	22,655,297
Diluted EPS	$0.20	$0.19	$0.38	$0.38

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Available for sale:
Municipal securities	$8,807	$236	$-	$9,043
Agency securities	9,429	76	(26)	9,479
Real estate mortgage investment conduits (1)	36,135	242	(37)	36,340
Residential mortgage-backed securities (1)	69,849	204	(395)	69,658
Other mortgage-backed securities (2)	39,172	204	(214)	39,162
Total available for sale	$163,392	$962	$(672)	$163,682

Held to maturity:
Residential mortgage-backed securities (3)	$31	$1	$-	$32

March 31, 2019
Available for sale:
Municipal securities	$8,885	$30	$(34)	$8,881
Agency securities	12,426	22	(107)	12,341
Real estate mortgage investment conduits (1)	40,835	-	(673)	40,162
Residential mortgage-backed securities (1)	77,402	7	(1,588)	75,821
Other mortgage-backed securities (2)	42,133	12	(1,124)	41,021
Total available for sale	$181,681	$71	$(3,526)	$178,226

Held to maturity:
Residential mortgage-backed securities (3)	$35	$-	$-	$35

(1) Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of September 30, 2019 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$728	$727	$-	$-
Due after one year through five years	9,556	9,581	28	29
Due after five years through ten years	47,240	47,583	3	3
Due after ten years	105,868	105,791	-	-
Total	$163,392	$163,682	$31	$32

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2019

Available for sale:
Municipal securities	$1,183	$-	$-	$-	$1,183	$-
Agency securities	1,998	(13)	2,987	(13)	4,985	(26)
Real estate mortgage investment conduits (1)	6,990	(10)	4,703	(27)	11,693	(37)
Residential mortgage-backed securities (1)	8,391	(6)	33,311	(389)	41,702	(395)
Other mortgage-backed securities (2)	14,734	(68)	9,230	(146)	23,964	(214)
Total available for sale	$33,296	$(97)	$50,231	$(575)	$83,527	$(672)

March 31, 2019

Available for sale:
Municipal securities	$-	$-	$6,554	$(34)	$6,554	$(34)
Agency securities	-	-	6,861	(107)	6,861	(107)
Real estate mortgage investment conduits (1)	-	-	40,126	(673)	40,126	(673)
Residential mortgage-backed securities (1)	-	-	74,288	(1,588)	74,288	(1,588)
Other mortgage-backed securities (2)	-	-	40,409	(1,124)	40,409	(1,124)
Total available for sale	$-	$-	$168,238	$(3,526)	$168,238	$(3,526)

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three and six months ended September 30, 2019 and 2018. Investment securities available for sale with an amortized cost of $5.3 million and $5.8 million and an estimated fair value of $5.4 million and $5.7 million at September 30, 2019 and March 31, 2019, respectively, were pledged as collateral for government public funds held by the Bank. There were no held to maturity securities pledged as collateral for government public funds held by the Bank at September 30, 2019 and March 31, 2019.

6.	LOANS RECEIVABLE

Loans receivable as of September 30, 2019 and March 31, 2019 are reported net of deferred loan fees totaling $4.1 million and $4.0 million, respectively. Loans receivable are also reported net of discounts and premiums totaling $1.3 million and $1.6 million, respectively, as of September 30, 2019, compared to $1.5 million and $1.8 million, respectively, as of March 31, 2019. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	September 30, 2019	March 31, 2019
Commercial and construction
Commercial business	$167,782	$162,796
Commercial real estate	471,571	461,432
Land	14,166	17,027
Multi-family	55,978	51,570
Real estate construction	83,174	90,882
Total commercial and construction	792,671	783,707

Consumer
Real estate one-to-four family	82,578	84,053
Other installment (1)	6,067	8,356
Total consumer	88,645	92,409

Total loans	881,316	876,116

Less: Allowance for loan losses	11,436	11,457
Loans receivable, net	$869,880	$864,659

(1) Includes purchased automobile loans totaling $3.4 million and $5.8 million at September 30, 2019 and March 31, 2019, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At September 30, 2019, loans carried at $502.4 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of September 30, 2019 and March 31, 2019, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended September 30, 2019	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,113	$4,889	$244	$699	$1,506	$1,346	$645	$11,442
Provision for (recapture of) loan losses	(62)	149	(25)	80	(125)	7	(24)	-
Charge-offs	-	-	-	-	-	(13)	-	(13)
Recoveries	-	-	-	-	-	7	-	7
Ending balance	$2,051	$5,038	$219	$779	$1,381	$1,347	$621	$11,436

Six months ended September 30, 2019

Beginning balance	$1,808	$5,053	$254	$728	$1,457	$1,447	$710	$11,457
Provision for (recapture of) loan losses	246	(15)	(35)	51	(76)	(82)	(89)	-
Charge-offs	(3)	-	-	-	-	(54)	-	(57)
Recoveries	-	-	-	-	-	36	-	36
Ending balance	$2,051	$5,038	$219	$779	$1,381	$1,347	$621	$11,436

Three months ended September 30, 2018	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,799	$5,139	$258	$781	$855	$1,788	$729	$11,349
Provision for (recapture of) loan losses	59	222	(21)	(85)	152	(61)	(16)	250
Charge-offs	-	-	-	-	-	(92)	-	(92)
Recoveries	-	-	-	-	-	6	-	6
Ending balance	$1,858	$5,361	$237	$696	$1,007	$1,641	$713	$11,513

Six months ended September 30, 2018

Beginning balance	$1,668	$4,914	$220	$822	$618	$1,809	$715	$10,766
Provision for (recapture of) loan losses	190	(376)	17	(126)	389	(42)	(2)	50
Charge-offs	-	-	-	-	-	(184)	-	(184)
Recoveries	-	823	-	-	-	58	-	881
Ending balance	$1,858	$5,361	$237	$696	$1,007	$1,641	$713	$11,513

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
September 30, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,051	$2,051	$150	$167,632	$167,782
Commercial real estate	-	5,038	5,038	2,408	469,163	471,571
Land	-	219	219	720	13,446	14,166
Multi-family	-	779	779	1,571	54,407	55,978
Real estate construction	-	1,381	1,381	-	83,174	83,174
Consumer	10	1,337	1,347	448	88,197	88,645
Unallocated	-	621	621	-	-	-
Total	$10	$11,426	$11,436	$5,297	$876,019	$881,316

March 31, 2019

Commercial business	$-	$1,808	$1,808	$160	$162,636	$162,796
Commercial real estate	-	5,053	5,053	2,482	458,950	461,432
Land	-	254	254	728	16,299	17,027
Multi-family	-	728	728	1,598	49,972	51,570
Real estate construction	-	1,457	1,457	-	90,882	90,882
Consumer	22	1,425	1,447	697	91,712	92,409
Unallocated	-	710	710	-	-	-
Total	$22	$11,435	$11,457	$5,665	$870,451	$876,116

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $36,681 and $47,000 for the six months ended September 30, 2019 and 2018, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

September 30, 2019	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable

Commercial business	$187	$-	$243	$430	$167,352	$167,782
Commercial real estate	-	-	1,026	1,026	470,545	471,571
Land	-	-	-	-	14,166	14,166
Multi-family	-	-	-	-	55,978	55,978
Real estate construction	-	-	-	-	83,174	83,174
Consumer	171	-	216	387	88,258	88,645
Total	$358	$-	$1,485	$1,843	$879,473	$881,316

March 31, 2019

Commercial business	$-	$-	$225	$225	$162,571	$162,796
Commercial real estate	-	-	1,081	1,081	460,351	461,432
Land	-	-	-	-	17,027	17,027
Multi-family	-	-	-	-	51,570	51,570
Real estate construction	-	-	-	-	90,882	90,882
Consumer	345	3	210	558	91,851	92,409
Total	$345	$3	$1,516	$1,864	$874,252	$876,116

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$164,196	$1,817	$1,769	$-	$-	$167,782
Commercial real estate	469,963	-	1,608	-	-	471,571
Land	13,446	-	720	-	-	14,166
Multi-family	55,457	501	20	-	-	55,978
Real estate construction	83,174	-	-	-	-	83,174
Consumer	88,429	-	216	-	-	88,645
Total	$874,665	$2,318	$4,333	$-	$-	$881,316

March 31, 2019

Commercial business	$159,997	$840	$1,959	$-	$-	$162,796
Commercial real estate	454,013	4,030	3,389	-	-	461,432
Land	16,299	-	728	-	-	17,027
Multi-family	51,093	457	20	-	-	51,570
Real estate construction	90,882	-	-	-	-	90,882
Consumer	92,199	-	210	-	-	92,409
Total	$864,483	$5,327	$6,306	$-	$-	$876,116

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

September 30, 2019	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$150	$-	$150	$178	$-
Commercial real estate	2,408	-	2,408	3,403	-
Land	720	-	720	756	-
Multi-family	1,571	-	1,571	1,678	-
Consumer	303	145	448	563	10
Total	$5,152	$145	$5,297	$6,578	$10

March 31, 2019

Commercial business	$160	$-	$160	$182	$-
Commercial real estate	2,482	-	2,482	3,424	-
Land	728	-	728	766	-
Multi-family	1,598	-	1,598	1,709	-
Consumer	281	416	697	807	22
Total	$5,249	$416	$5,665	$6,888	$22

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$153	$-	$170	$-
Commercial real estate	2,424	16	2,576	16
Land	722	10	745	-
Multi-family	1,577	23	1,625	22
Consumer	451	7	1,064	10
Total	$5,327	$56	$6,180	$48

	Six months ended September 30, 2019		Six months ended September 30, 2018
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$155	$-	$448	$-
Commercial real estate	2,444	31	2,678	32
Land	724	20	751	-
Multi-family	1,584	45	1,632	44
Consumer	533	15	1,185	26
Total	$5,440	$111	$6,694	$102

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	September 30, 2019			March 31, 2019
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$150	$150	$-	$160	$160
Commercial real estate	1,382	1,026	2,408	1,401	1,081	2,482
Land	720	-	720	728	-	728
Multi-family	1,571	-	1,571	1,598	-	1,598
Consumer	422	26	448	697	-	697
Total	$4,095	$1,202	$5,297	$4,424	$1,241	$5,665

At September 30, 2019, the Company had no commitments to lend additional funds on TDR loans. At September 30, 2019, all of the Company’s TDRs were paying as agreed except for one commercial business loan totaling $150,000 and two commercial real estate loans totaling $1.0 million.

There was one new TDR for the three and six months ended September 30, 2019. The new TDR is a consumer real estate loan secured by a 1-4 family property located in Southwest Washington, whereby the Company granted a rate reduction to market interest rates and extended the maturity date by 10 years. The recorded investment in the loan prior to modification and at September 30, 2019 was $27,000 and $26,000, respectively. There were no new TDRs for the three and six months ended September 30, 2018.

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

An interim impairment test was not deemed necessary as of September 30, 2019 due to the amount by which the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current estimated fair value determination would be less than the current carrying amount of the reporting unit is remote.

9.	FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized as follows (dollars in thousands):

	September 30, 2019	March 31, 2019
FHLB advances (1)	$-	$56,586
Weighted average interest rate on FHLB advances (2)	2.54%	2.58%

(1) Consisted of overnight borrowings. (2) Computed based on the borrowing activity for the six months ended September 30, 2019 and the fiscal year ended March 31, 2019, respectively.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.6 million at both September 30, 2019 and March 31, 2019, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both September 30, 2019 and March 31, 2019, is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at September 30, 2019 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	3.48%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	3.47%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	5.21%	6/2033
		27,836
Fair value adjustment (4)		(1,217)
Total Debentures		$26,619

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
September 30, 2019	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$9,043	$-	$9,043	$-
Agency securities	9,479	-	9,479	-
Real estate mortgage investment conduits	36,340	-	36,340	-
Residential mortgage-backed securities	69,658	-	69,658	-
Other mortgage-backed securities	39,162	-	39,162	-
Total assets measured at fair value on a recurring basis	$163,682	$-	$163,682	$-

		Estimated Fair Value Measurements Using
March 31, 2019	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$8,881	$-	$8,881	$-
Agency securities	12,341	-	12,341	-
Real estate mortgage investment conduits	40,162	-	40,162	-
Residential mortgage-backed securities	75,821	-	75,821	-
Other mortgage-backed securities	41,021	-	41,021	-
Total assets measured at fair value on a recurring basis	$178,226	$-	$178,226	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 for the six months ended September 30, 2019 and the year ended March 31, 2019.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
September 30, 2019	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$135	$-	$-	$135

March 31, 2019

Impaired loans	$394	$-	$-	$394

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2019 and March 31, 2019:

	Valuation Technique	Significant Unobservable Inputs	Range

Impaired loans	Appraised value Discounted cash flows	Adjustment for market conditions Discount rate	N/A(1) 6.25% to 8.00%

(1) There were no adjustments to appraised values of impaired loans as of September 30, 2019 and March 31, 2019.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

September 30, 2019	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$48,888	$48,888	$-	$-	$48,888
Certificates of deposit held for investment	249	-	255	-	255
Loans held for sale	310	-	310	-	310
Investment securities available for sale	163,682	-	163,682	-	163,682
Investment securities held to maturity	31	-	32	-	32
Loans receivable, net	869,880	-	-	866,748	866,748
FHLB stock	1,380	-	1,380	-	1,380

Liabilities:
Certificates of deposit	121,177	-	121,469	-	121,469
Junior subordinated debentures	26,619	-	-	13,145	13,145
Finance lease liability	2,387	-	2,387	-	2,387

	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
March 31, 2019
Assets:
Cash and cash equivalents	$22,950	$22,950	$-	$-	$22,950
Certificates of deposit held for investment	747	-	746	-	746
Loans held for sale	909	-	909	-	909
Investment securities available for sale	178,226	-	178,226	-	178,226
Investment securities held to maturity	35	-	35	-	35
Loans receivable, net	864,659	-	-	862,429	862,429
FHLB stock	3,644	-	3,644	-	3,644

Liabilities:
Certificates of deposit	86,006	-	84,455	-	84,455
FHLB advances	56,586	-	56,586	-	56,586
Junior subordinated debentures	26,575	-	-	15,468	15,468
Finance lease liability	2,403	-	2,403	-	2,403

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05. ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of carrying amount. ASU 2016-13 also changes the accounting for purchased credit impaired debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, pending issuance of the final ASU after the FASB Board Meeting decision on October 16, 2019 when the new effective date was approved for smaller reporting companies, such as the Company. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment of investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, management anticipates the allowance for loan losses will increase as a result of the implementation of ASU 2016-13; however, until its evaluation is complete, the magnitude of the increase will not be known.

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

In accordance with ASC Topic 606, Revenues from Contracts with Customers (“ASC 606”), revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company’s revenue is from interest income, which is not within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of REO, which are included in non-interest expense.

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

Disaggregation of Revenue

The following table includes the Company’s non-interest income disaggregated by type of service for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Asset management fees	$1,090	$943	$2,233	$1,869
Debit card and ATM fees	825	778	1,645	1,583
Deposit related fees	573	434	1,132	877
Loan related fees	179	139	272	299
BOLI (1)	204	174	397	353
Net gains on sales of loans held for sale (1)	46	44	142	196
FHLMC loan servicing fees (1)	39	34	82	61
Other, net	213	294	402	471
Total non-interest income	$3,169	$2,840	$6,305	$5,709

(1) Not within the scope of ASC 606

For the six months ended September 30, 2019 and 2018, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

Revenues recognized within scope of ASC 606

Asset management fees: Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by clients through the Trust Company. Asset management fees are recognized over the period that services are provided and when the portfolio values are known or can be estimated at the end of each quarter.

Debit card and ATM fees: Debit card and ATM interchange income represents fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from debit cardholder transactions through the MasterCard® payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card. Certain expenses directly associated with the debit cards are recorded on a net basis with the interchange income.

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

Contract Balances

As of September 30, 2019, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

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

Significant off-balance sheet commitments at September 30, 2019 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$15,303
Fixed-rate	13,627
Standby letters of credit	2,070
Undisbursed loan funds and unused lines of credit	134,513
Total	$165,513

At September 30, 2019, the Company had firm commitments to sell $660,000 of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At September 30, 2019, loans under warranty totaled $107.5 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At September 30, 2019, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the six months ended September 30, 2019 and 2018.

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

The Company has a finance lease for the shell of the building constructed as the Company's operations center which expires in November 2039. The Company is obligated under various noncancelable operating lease agreements for land, buildings and equipment that require future minimum rental payments. The Company does not have any operating leases with an initial term of 12 months or less. Certain operating leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Certain operating leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. Lease extensions are not reasonably certain and the Company generally does not recognize payments occurring during option periods in the calculation of its operating lease right-of-use assets and operating lease liabilities. The Company adopted the requirements of ASC Topic 842 effective April 1, 2019, which required the Company to record in the consolidated balance sheet an operating lease right-of-use asset and an operating lease liability for leases with an initial term of more than 12 months for leases that existed as of April 1, 2019. The periods prior to the date of adoption are accounted for under superseded ASC Topic 840; therefore, the following disclosures include only the period for which ASC Topic 842 was effective.

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the lives of the respective leases. At September 30, 2019, the remaining deferred gain was $617,000 and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The table below presents the lease right-of-use assets and lease liabilities recorded in the consolidated balance sheet at September 30, 2019 (in thousands):

Leases			Classification in the consolidated balance sheets
Finance lease right-of-use asset	$1,547		Premises and equipment, net
Finance lease liability	$2,387		Finance lease liability
Finance lease remaining lease term	20.18	years
Finance lease discount rate	7.16%

Operating lease right-of-use assets	$4,705		Prepaid expenses and other assets
Operating lease liabilities	$4,795		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	4.40	years
Operating lease weighted-average discount rate	2.77%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income, for the periods indicated (in thousands):

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Lease Costs
Finance lease amortization of right-of-use asset	$19	38
Finance lease interest on lease liability	43	86
Operating lease costs	396	791
Variable lease costs	52	105
Total lease cost (1)	$510	1,020
(1) income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $443,000 and $870,000 for the three and six months ended September 30, 2019, respectively. During the three and six months ended September 30, 2019, the Company did not record any lease right-of-use assets that were exchanged for operating lease liabilities.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s operating lease liabilities as of September 30, 2019 (in thousands):

Year Ending March 31:	Operating Leases	Finance Lease
Remaining of 2020	$813	$103
2021	1,011	208
2022	747	212
2023	573	215
2024	583	219
Thereafter	1,507	3,622
Total minimum lease payments	5,234	4,579
Less: amount of lease payment representing interest	(439)	(2,192)
Lease liabilities	$4,795	$2,387

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $869.9 million at September 30, 2019 compared to $864.7 million at March 31, 2019.

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

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include: Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, WaferTech, Nautilus, Barrett Business Services, PeaceHealth and Banfield Pet Hospitals, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area and the Portland metropolitan area are sources of tourism, which has helped to transform the area from its past dependence on the timber industry.

Economic conditions in the Company’s market areas have generally been positive. However, according to the Washington State Employment Security Department, unemployment in Clark County increased slightly to 5.5% at August 31, 2019 compared to 5.3% at March 31, 2019 and 4.2% at September 30, 2018. According to the Oregon Employment Department, unemployment in Portland, Oregon decreased to 3.5% at August 31, 2019 compared to 3.9% at March 31, 2019 and 3.6% at September 30, 2018. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have increased to 2.8 months at September 30, 2019 compared to 2.2 months at March 31, 2019 and decreased compared to 3.1 months at September 30, 2018. Residential home inventory levels in Clark County increased to 2.5 months at September 30, 2019 compared to 2.4 months at March 31, 2019 and decreased compared to 2.9 months at September 30, 2018. According to the RMLS, closed home sales in Clark County increased 8.0% in September 2019 compared to September 2018. Closed home sales during September 2019 in Portland, Oregon increased 4.6% compared to

September 2018. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area has been strong and the vacancy rates in the Portland/Vancouver area have been relatively low.

Operating Strategy

Fiscal year 2020 marks the 97th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At September 30, 2019, commercial and construction loans represented 89.9% of total loans compared to 89.5% at March 31, 2019. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. As a result of these efforts and the application of more stringent underwriting practices over the last several years, the percentage of nonperforming loans to total loans was reduced to 0.17% at September 30, 2019 compared to 0.92% at March 31, 2015. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Implementation of a Profit Improvement Plan (“PIP”). The Company’s PIP committee is comprised of several members of management and the Board of Directors with the purpose of undertaking several initiatives to reduce non-interest expense and continue on-going efforts to identify cost saving opportunities throughout all aspects of the Company’s operations. The PIP committee’s mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. As a result, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 61.7% at September 30, 2019.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, whereby the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, text banking and mobile payments. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. Recently, the Company launched a new online mortgage origination platform in June 2019. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $690.5 million and $646.0 million at September 30, 2019 and March 31, 2019, respectively. The Company also offers a third-party identity theft product to assist our customers in monitoring their credit that includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds, and internet based deposits) increased $46.7 million at September 30, 2019 compared to March 31, 2019 reflecting the Company’s commitment to increasing core deposits versus relying on wholesale funding.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2019

Commercial business	$167,782	$-	$-	$167,782
Commercial construction	-	-	67,437	67,437
Office buildings	-	113,713	-	113,713
Warehouse/industrial	-	102,285	-	102,285
Retail/shopping centers/strip malls	-	65,381	-	65,381
Assisted living facilities	-	1,117	-	1,117
Single purpose facilities	-	189,075	-	189,075
Land	-	14,166	-	14,166
Multi-family	-	55,978	-	55,978
One-to-four family construction	-	-	15,737	15,737
Total	$167,782	$541,715	$83,174	$792,671

March 31, 2019

Commercial business	$162,796	$-	$-	$162,796
Commercial construction	-	-	70,533	70,533
Office buildings	-	118,722	-	118,722
Warehouse/industrial	-	91,787	-	91,787
Retail/shopping centers/strip malls	-	64,934	-	64,934
Assisted living facilities	-	2,740	-	2,740
Single purpose facilities	-	183,249	-	183,249
Land	-	17,027	-	17,027
Multi-family	-	51,570	-	51,570
One-to-four family construction	-	-	20,349	20,349
Total	$162,796	$530,029	$90,882	$783,707

Comparison of Financial Condition at September 30, 2019 and March 31, 2019

Cash and cash equivalents, including interest-earning accounts, totaled $48.9 million at September 30, 2019 compared to $23.0 million at March 31, 2019. Cash and cash equivalents increased due to the increase in deposit balances. The Company’s cash balances fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company’s asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $249,000 and $747,000 at September 30, 2019 and March 31, 2019, respectively.

Investment securities totaled $163.7 million and $178.3 million at September 30, 2019 and March 31, 2019, respectively. The decrease was due to regular scheduled investment securities repayments and an investment call during the six months ended September 30, 2019.  During the six months ended September 30, 2019, there were no purchases of investment securities. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At September 30, 2019, the Company determined that none of its investment securities required an other than temporary impairment (“OTTI”) charge. For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $869.9 million at September 30, 2019 compared to $864.7 million at March 31, 2019, an increase of $5.2 million. The Company has had steady loan demand in its market areas and anticipates continued organic loan growth. The increase was mainly concentrated in commercial real estate loans which increased $10.1 million or 2.2%. In addition, commercial business loans increased $5.0 million, or 3.1% and multi-family loans increased $4.4 million, or 8.5%. Partially offsetting these increases were decreases in real estate construction loans of $7.7 million, or 8.5% and consumer loans of $3.8 million, or 4.1%. Due to the timing of the completion of these real estate construction projects, balances may fluctuate between periods. Once construction projects are completed, these loans will roll to permanent financing and be classified within a category under other real estate mortgage. The Company also purchases the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area. These loans are purchased with servicing retained by the seller. At September 30, 2019, the Company’s purchased SBA loan portfolio was $68.9 million compared to $67.9 million at March 31, 2019. During the six months ended September 30, 2019, the Bank purchased $6.9 million of SBA loans, including premiums.

Deposits increased $57.2 million to $982.3 million at September 30, 2019 compared to $925.1 million at March 31, 2019. The increase was due a concentrated effort by the Company to increase deposits. The Company increased interest rates on certain deposit products to be more competitive in its market area. The Company had no wholesale-brokered deposits at September 30, 2019 and March 31, 2019. Core branch deposits accounted for 97.2% of total deposits at September 30, 2019 compared to 98.2% at March 31, 2019. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

The Bank had no advances from the FHLB at September 30, 2019 compared to $56.6 million at March 31, 2019. Based upon the increase in deposit balances, the Company was able to pay off its outstanding FHLB balances during the second fiscal quarter of 2020.

Shareholders' equity increased $10.0 million to $143.1 million at September 30, 2019 from $133.1 million at March 31, 2019. The increase was mainly attributable to net income of $8.7 million and an increase in the accumulated other comprehensive income related to the unrealized holding gain on securities available for sale, net of tax, of $2.8 million for the six months ended September 30, 2019. These increases were partially offset by cash dividends declared of $2.0 million. The Company did not repurchase any shares of common stock for the six months ended September 30, 2019 and 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of September 30, 2019.

As of September 30, 2019, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total Capital:
(To Risk-Weighted Assets)	$143,999	17.27%	$66,702	8.0%	$83,378	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	133,559	16.02	50,027	6.0	66,702	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	133,559	16.02	37,520	4.5	54,196	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	133,559	11.79	45,310	4.0	56,638	5.0

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital:
(To Risk-Weighted Assets)	$140,062	16.88%	$66,379	8.0%	$82,974	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	129,671	15.63	49,784	6.0	66,379	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	129,671	15.63	37,338	4.5	53,933	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	129,671	11.56	44,874	4.0	56,092	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of September 30, 2019, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at September 30, 2019, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2019, the Bank used its sources of funds primarily to fund loan commitments. At September 30, 2019, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $212.8 million, or 18.1% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At September 30, 2019, the Bank had no advances from the FRB and had a borrowing capacity of $58.7 million from the FRB, subject to sufficient collateral. At September 30, 2019, the Bank had no advances from FHLB and had an available borrowing capacity of $231.1 million, subject to sufficient collateral and stock investment. At September 30, 2019, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At September 30, 2019 and March 31, 2019, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $8.2 million, or 0.83% of total deposits, and $14.5 million, or 1.6% of total deposits, at September 30, 2019 and March 31, 2019, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At September 30, 2019 and March 31, 2019, the Company had no deposits through this listing service. Although the Company did not originate any internet based deposits during the six months ended September 30, 2019, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank’s funding sources gives the Bank available liquidity of $678.9 million, or 57.9% of total assets at September 30, 2019.

At September 30, 2019, the Company had total commitments of $165.5 million, which includes commitments to extend credit of $28.9 million, unused lines of credit totaling $81.5 million, undisbursed construction loans totaling $53.0 million, and standby letters of credit totaling $2.1 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2019 totaled $51.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $46.2 million at September 30, 2019.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2019, Riverview Bancorp, Inc. had $7.5 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans, were $1.5 million or 0.13% of total assets at both September 30, 2019 and March 31, 2019. The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	September 30, 2019		March 31, 2019
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$243	2	$225
Commercial real estate	2	1,026	2	1,081
Consumer	11	216	16	213
Total	15	$1,485	20	$1,519

The allowance for loan losses was $11.4 million or 1.30% of total loans at September 30, 2019 compared to $11.5 million or 1.31% of total loans at March 31, 2019. The ----balance of the allowance for loan losses at September 30, 2019 reflects the lower levels of delinquent, nonperforming and classified loans, low levels of net charge offs, as well as stable real estate values in our market areas. The Company recorded no provision for loan losses for the six months ended September 30, 2019.

The coverage ratio of allowance for loan losses to nonperforming loans was 770.10% at September 30, 2019 compared to 754.25% at March 31, 2019. At September 30, 2019, the Company identified $1.2 million or 80.96% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at September 30, 2019 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. All of the Company’s TDRs were paying as agreed at September 30, 2019 with the exception of one commercial business loan totaling $150,000 and two commercial real estate loans totaling $1.0 million. The related amount of interest income recognized on TDRs was $111,000 and $102,000 for the six months ended September 30, 2019 and 2018, respectively.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2019	March 31, 2019

Loans accounted for on a non-accrual basis:
Commercial business	$243	$225
Commercial real estate	1,026	1,081
Consumer	216	210
Total	1,485	1,516
Accruing loans which are contractually past due 90 days or more	-	3
Total nonperforming assets	$1,485	$1,519

Foregone interest on non-accrual loans (1)	$37	$94
Total nonperforming loans to total loans	0.17%	0.17%
Total nonperforming loans to total assets	0.13%	0.13%
Total nonperforming assets to total assets	0.13%	0.13%

(1) Six months ended September 30, 2019 and year ended March 31, 2019.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Other	Total
September 30, 2019

Commercial business	$-	$-	$243	$-	$243
Commercial real estate	-	851	175	-	1,026
Consumer	-	-	184	32	216
Total nonperforming assets	$-	$851	$602	$32	$1,485

March 31, 2019

Commercial business	$65	$-	$160	$-	$225
Commercial real estate	-	896	185	-	1,081
Consumer	-	-	169	44	213
Total nonperforming assets	$65	$896	$514	$44	$1,519

The composition of land acquisition and development and speculative and custom/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
September 30, 2019

Land acquisition and development	$2,178	$1,871	$10,117	$14,166
Speculative and custom/presold construction	1,158	160	12,782	14,100
Total	$3,336	$2,031	$22,899	$28,266

March 31, 2019
Land acquisition and development	$2,184	$1,908	$12,935	$17,027
Speculative and custom/presold construction	1,680	104	15,284	17,068
Total	$3,864	$2,012	$28,219	$34,095

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	September 30, 2019		March 31, 2019
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	8	$1,526	9	$1,734
Commercial real estate	1	582	3	2,308
Land	1	720	1	728
Multi-family	2	20	2	20
Total	12	$2,848	15	$4,790

Loans delinquent 30 - 89 days were 0.04% of total loans at September 30, 2019 and March 31, 2019. At September 30, 2019, loans 30 - 89 days delinquent in the commercial business and consumer portfolios totaled $187,000 and $171,000, respectively. There were no loans 30-89 days delinquent in any other loan category at September 30, 2019. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 53.51% of total loans and commercial business and consumer loans represented 19.04% and 10.06% of total loans, respectively.

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2019 and 2018

Net Income. Net income was $4.5 million, or $0.20 per diluted share for the three months ended September 30, 2019, compared to $4.2 million, or $0.19 per diluted share for same prior year period. Net income for each of the six months ended September 30, 2019 and 2018 was $8.7 million, or $0.38 per diluted share. The Company’s earnings for the three and six months ended September 30, 2019 compared to the same prior year period improved due to increases in both interest and non-interest income, partially offset by an increase in interest expense primarily related to interest on deposits and borrowings.

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

Net interest income for the three and six months ended September 30, 2019 was $11.7 million and $23.2 million, respectively, representing a $59,000 and $259,000 decrease, respectively, compared to the three and six months ended September 30, 2018. The net interest margin for the three and six months ended September 30, 2019 was 4.36% and 4.35%, respectively, compared to 4.39% and 4.43% for the three and six months ended September 30, 2018. These decreases in net interest margin were due primarily to increases in the cost of total interest-bearing deposits.

Interest and Dividend Income. Interest and dividend income for the three and six months ended September 30, 2019 was $12.9 million and $25.4 million, respectively, compared to $12.4 million and $24.7 million, respectively, for the same periods in the prior year. The increase was due primarily to an increase in interest on loans receivable of $774,000 and $1.4 million for the three and six months ended September 30, 2019, respectively, due primarily to higher average balances of net loans partially offset by a decrease in interest on investment securities of $256,000 and $576,000, respectively, for the same prior year periods due primarily to lower average balances on investment securities.

The average balance of net loans increased $49.7 million and $57.0 million to $889.2 million and $883.4 million for the three and six months ended September 30, 2019, respectively, from $839.5 million and $826.3 million for the same prior year periods. The average yield on net loans was 5.32% and 5.31% for the three and six months ended September 30, 2019, respectively, compared to 5.25% and 5.33% for the same three and six month periods in the prior year, respectively. The average yield on net loans was negatively impacted by two 25 basis point decreases in the targeted Fed Funds Rate in the current quarter.

Interest Expense. Interest expense increased $552,000 and $1.0 million to $1.2 million and $2.2 million for the three and six months ended September 30, 2019, respectively, compared to $611,000 and $1.2 million for the three and six months ended September 30, 2018, respectively. The increase in interest expense was attributable to the increase in the Company’s utilization of FHLB advances for its funding needs and an increase of 25 basis points and 16 basis points in the weighted average interest rate on interest-bearing deposits for the three and six months ended September 30, 2019, respectively, compared to the same prior year periods. The weighted average interest rate on interest-bearing deposits increased to 0.40% and 0.31% for the three and six months ended September 30, 2019, respectively, from 0.15% for both the three and six months ended September 30, 2018. The increase in the weighted average interest rate on regular savings accounts and certificates of deposit primarily contributed to the overall increase in the expense related to interest-bearing deposits, reflecting increased deposit rates to remain competitive in the Company’s market area. The average balance of interest-bearing deposits decreased $33.1 million and $41.8 million for the three and six months ended September 30, 2019, respectively, compared to the same periods in the prior year. The decreases in the average balance of interest-bearing deposits were offset by the utilization of FHLB advances which increased the average balance of FHLB advances $24.8 million and $39.1 million for the three and six months ended September 30, 2019, respectively, compared to the same prior year periods. The average balance of FHLB advances was $24.8 million and $41.1 million for the three and six months ended September 30, 2019, respectively, compared to $40,000 and $2.0 million, respectively, for the same periods in the prior year. The average interest rate on FHLB advances was 1.22% and 2.54% for the three and six months ended September 30, 2019, respectively, compared to 1.20% and 1.97%, respectively, for the same prior year periods. The overall increase in weighted average interest rate on interest-bearing deposits and the utilization of FHLB advances to supplement the decrease in average interest-bearing deposits contributed to the increase in the average cost of interest-bearing liabilities to 0.65% and 0.63% for the three and six months ended September 30, 2019, respectively, compared to 0.34% for both the same prior year periods.

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

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$699,996	$9,839	5.59%	$659,734	$8,983	5.40%
Non-mortgage loans	189,212	2,054	4.32	179,763	2,136	4.71
Total net loans (1)	889,208	11,893	5.32	839,497	11,119	5.25

Investment securities (2)	167,899	907	2.15	203,579	1,163	2.27
Daily interest-earning assets	130	-	-	18	-	-
Other earning assets	11,972	93	3.09	21,292	118	2.20
Total interest-earning assets	1,069,209	12,893	4.80	1,064,386	12,400	4.62

Non-interest-earning assets:
Office properties and equipment, net	15,455			15,574
Other non-interest-earning assets	76,615			66,571
Total assets	$1,161,279			$1,146,531

Interest-bearing liabilities:
Regular savings accounts	$179,209	276	0.61	$137,423	35	0.10
Interest checking accounts	180,458	25	0.06	182,799	26	0.06
Money market accounts	193,881	57	0.12	257,175	79	0.12
Certificates of deposit	101,487	302	1.18	110,711	119	0.43
Total interest-bearing deposits	655,035	660	0.40	688,108	259	0.15

Other interest-bearing liabilities	53,811	503	3.72	28,977	352	4.82
Total interest-bearing liabilities	708,846	1,163	0.65	717,085	611	0.34

Non-interest-bearing liabilities:
Non-interest-bearing deposits	297,248			298,840
Other liabilities	12,990			7,976
Total liabilities	1,019,084			1,023,901
Shareholders’ equity	142,195			122,630
Total liabilities and shareholders’ equity	$1,161,279			$1,146,531
Net interest income		$11,730			$11,789
Interest rate spread			4.15%			4.28%
Net interest margin			4.36%			4.39%

Ratio of average interest-earning assets to average interest-bearing liabilities			150.84%			148.43%

Tax equivalent adjustment (3)		$11			$11

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Six Months Ended September 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$694,555	$19,108	5.50%	$648,796	$17,963	5.52%
Non-mortgage loans	188,795	4,339	4.60	177,513	4,116	4.62
Total net loans (1)	883,350	23,447	5.31	826,309	22,079	5.33

Investment securities (2)	172,745	1,834	2.12	209,735	2,409	2.29
Daily interest-earning assets	121	-	-	33	-	-
Other earning assets	11,521	180	3.12	20,445	211	2.06
Total interest-earning assets	1,067,737	25,461	4.77	1,056,522	24,699	4.66

Non-interest-earning assets:
Office properties and equipment, net	15,447			15,675
Other non-interest-earning assets	73,170			66,859
Total assets	$1,156,354			$1,139,056

Interest-bearing liabilities:
Regular savings accounts	$164,919	391	0.47	$136,211	68	0.10
Interest checking accounts	181,271	50	0.06	180,053	51	0.06
Money market accounts	208,202	123	0.12	260,173	159	0.12
Certificates of deposit	94,390	447	0.95	114,188	241	0.42
Total interest-bearing deposits	648,782	1,011	0.31	690,625	519	0.15

Other interest-bearing liabilities	70,074	1,238	3.53	30,925	710	4.58
Total interest-bearing liabilities	718,856	2,249	0.63	721,550	1,229	0.34

Non-interest-bearing liabilities:
Non-interest-bearing deposits	287,725			288,716
Other liabilities	10,364			7,977
Total liabilities	1,016,945			1,018,243
Shareholders’ equity	139,409			120,813
Total liabilities and shareholders’ equity	$1,156,354			$1,139,056
Net interest income		$23,212			$23,470
Interest rate spread			4.14%			4.32%
Net interest margin			4.35%			4.43%

Ratio of average interest-earning assets to average interest-bearing liabilities			148.53%			146.42%

Tax equivalent adjustment (3)		$23			$22

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended September 30, 2019 compared to the periods ended September 30, 2018. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended September 30,			Six Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Net			Total Net
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

Interest Income:
Mortgage loans	$543	$313	$856	$1,213	$(68)	$1,145
Non-mortgage loans	105	(187)	(82)	242	(19)	223
Investment securities (1)	(197)	(59)	(256)	(405)	(170)	(575)
Other earning assets	(63)	38	(25)	(114)	83	(31)
Total interest income	388	105	493	936	(174)	762

Interest Expense:
Regular savings accounts	14	227	241	17	306	323
Interest checking accounts	(1)	-	(1)	(1)	-	(1)
Money market accounts	(22)	-	(22)	(36)	-	(36)
Certificates of deposit	(11)	194	183	(49)	255	206
Other interest-bearing liabilities	246	(95)	151	722	(194)	528
Total interest expense	226	326	552	653	367	1,020
Net interest income	$162	$(221)	$(59)	$283	$(541)	$(258)

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

In accordance with GAAP, loans acquired from the purchase and assumption transaction of MBank (“MBank transaction”) were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $1.3 million and $1.5 million at September 30, 2019 and March 31, 2019, respectively.

There was no provision for loan losses for the six months ended September 30, 2019, compared to a provision for loan losses of $50,000 for the six months ended September 30, 2018. The lack of a provision for loan losses for the six months ended September 30, 2019 compared to 2018 was based primarily upon the low level of charge-offs, recoveries of previously charged off loans and stable real estate values in our market areas.

Net charge-offs for the three and six months ended September 30, 2019 totaled $6,000 and $21,000, respectively. This compares to net charge-offs of $86,000 and net recoveries of $697,000 for the three and six months ended September 30, 2018, respectively.

Annualized net charge-offs to average net loans for the three and six month periods ended September 30, 2019 was not meaningful. Annualized net charge-offs to average net loans for the three and six month periods ended September 30, 2018 was 0.04% and (0.17)%, respectively. Nonperforming loans were $1.5 million at September 30, 2019, compared to $2.3 million at September 30, 2018. The ratio of allowance for loan losses to nonperforming loans was 770.10% at September 30, 2019 compared to 504.29% at September 30, 2018. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of September 30, 2019, the Company had identified $5.3 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $5.2 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At September 30, 2019, charge-offs on these impaired loans totaled $460,000 from their original loan balances. The remaining $145,000 of impaired loans had specific valuation allowances totaling $10,000 at September 30, 2019.

Non-Interest Income. Non-interest income increased $329,000 and $596,000 to $3.2 million and $6.3 million for the three and six months ended September 30, 2019, respectively, compared to the same prior year periods. The increase in non-interest income for the three and six months ended September 30, 2019, compared to the same prior year periods was primarily due to the increase in fees and service charges of $238,000 and $303,000, respectively, in addition to an increase in asset management fees of $147,000 and $364,000, respectively, reflecting the increase in the Trust Company assets under management. These increases were partially offset by a decrease in other non-interest income of $88,000 and $61,000, for the three and six months ended September 30, 2019, respectively, compared to the same prior year periods. For the six months ended September 30, 2019, the above increase was offset by a decrease in net gains on sales of loans held for sale of $54,000 compared to the same prior year period.

Non-Interest Expense. Non-interest expense increased $88,000 and $263,000 to $9.0 million and $18.2 million for the three and six months ended September 30, 2019, respectively, compared to the same prior year periods. The increase in non-interest expense for the three and six months ended September 30, 2019, compared to the same prior year periods was primarily due to increases in salaries and employee benefits of $414,000 and $551,000, respectively, and data processing expense of $47,000 and 96,000, respectively, due to additional staffing attributable to the overall growth of the Company and continued investments into enhancing our information technology infrastructure. These increases were offset by decreases in occupancy and depreciation of $74,000 and $113,000, professional fees of $124,000 and $83,000 and other non-interest expense of $97,000 and $146,000 for the three and six months ended September 30, 2019, respectively, compared to the same prior year periods. FDIC insurance premium expense decreased $85,000 and $81,000 for the three and six months ended September 30, 2019, respectively, compared to the same prior year periods. The decrease in FDIC insurance premium expense is attributable to credits for previously paid deposit insurance premiums which came as a result of the FDIC exceeding its stated Deposit Insurance Fund Reserve Ratio. The company has $198,000 in credits on future assessments remaining as of September 30, 2019, which may be recognized in future periods when allowed for by the FDIC upon insurance fund levels being met.

Income Taxes. The provision for income taxes was $1.4 million and $2.6 million for the three and six months ended September 30, 2019, respectively, compared to $1.2 million and $2.5 million for the three and six months ended September 30, 2018, respectively. The Company’s effective tax rate for the three and six months ended September 30, 2019 was 23.0% and 22.8%, respectively, compared to 22.4% for both the three and six months ended September 30, 2018. As of September 30, 2019, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At September 30, 2019, the Company had a net deferred tax asset of $3.3 million compared to $4.2 million at March 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2019 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of September 30, 2019 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on September 30, 2019 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended September 30, 2019, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

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

RIVERVIEW BANCORP, INC.

By:	/S/ Kevin J. Lycklama	By:	/S/ David Lam
	Kevin J. Lycklama President and Chief Executive Officer Director (Principal Executive Officer)		David Lam Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 7, 2019	Date:	November 7, 2019

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Shareholders’ Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements