Form 10-Q
period 2019-12-31
RIVERVIEW BANCORP INC
filed 2020-02-07
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 000-22957

RIVERVIEW BANCORP, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900, Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 693-6650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	RVSB	The NASDAQ Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,748,385 shares outstanding as of February 7, 2020.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019	2

	Consolidated Statements of Income for the Three and Nine months Ended December 31, 2019 and 2018	3

	Consolidated Statements of Comprehensive Income for the Three and Nine months Ended December 31, 2019 and 2018	4

	Consolidated Statements of Shareholders’ Equity for the Three and Nine months Ended December 31, 2019 and 2018	5

	Consolidated Statements of Cash Flows for the Nine months Ended December 31, 2019 and 2018	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4:	Controls and Procedures	41

Part II.	Other Information	42-43

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		44

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

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal year 2020 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND MARCH 31, 2019

(In thousands, except share and per share data) (Unaudited)	December 31, 2019	March 31, 2019
ASSETS
Cash and cash equivalents (including interest-earning accounts of $48,781 and $5,844)	$62,123	$22,950
Certificates of deposit held for investment	249	747
Loans held for sale	-	909
Investment securities:
Available for sale, at estimated fair value	155,757	178,226
Held to maturity, at amortized cost (estimated fair value of $30 and $35)	29	35
Loans receivable (net of allowance for loan losses of $11,433 and $11,457)	875,100	864,659
Prepaid expenses and other assets	8,330	4,596
Accrued interest receivable	3,729	3,919
Federal Home Loan Bank stock (“FHLB”), at cost	1,380	3,644
Premises and equipment, net	16,021	15,458
Deferred income taxes, net	3,416	4,195
Mortgage servicing rights, net	215	296
Goodwill	27,076	27,076
Core deposit intangible (“CDI”), net	799	920
Bank owned life insurance (“BOLI”)	29,876	29,291
TOTAL ASSETS	$1,184,100	$1,156,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits	$990,464	$925,068
Accrued expenses and other liabilities	18,483	12,536
Advanced payments by borrowers for taxes and insurance	329	631
FHLB advances	-	56,586
Junior subordinated debentures	26,640	26,575
Finance lease liability	2,378	2,403
Total liabilities	1,038,294	1,023,799

COMMITMENTS AND CONTINGENCIES (See Note 14)

SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 shares authorized
December 31, 2019 – 22,748,385 shares issued and outstanding	227	226
March 31, 2019 – 22,607,712 shares issued and outstanding
Additional paid-in capital	65,637	65,094
Retained earnings	80,103	70,428
Accumulated other comprehensive loss	(161)	(2,626)
Total shareholders’ equity	145,806	133,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,184,100	$1,156,921

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2019 AND 2018

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$11,699	$11,182	$35,146	$33,261
Interest on investment securities – taxable	851	1,110	2,589	3,424
Interest on investment securities – nontaxable	27	37	100	110
Other interest and dividends	189	60	369	271
Total interest and dividend income	12,766	12,389	38,204	37,066

INTEREST EXPENSE:
Interest on deposits	942	240	1,953	759
Interest on borrowings	332	416	1,570	1,126
Total interest expense	1,274	656	3,523	1,885
Net interest income	11,492	11,733	34,681	35,181
Provision for loan losses	-	-	-	50
Net interest income after provision for loan losses	11,492	11,733	34,681	35,131

NON-INTEREST INCOME:
Fees and service charges	1,661	1,458	5,050	4,544
Asset management fees	1,136	935	3,369	2,804
Net gains on sales of loans held for sale	68	82	210	278
BOLI	188	192	585	545
Other, net	110	62	254	267
Total non-interest income, net	3,163	2,729	9,468	8,438

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,941	5,794	17,353	16,655
Occupancy and depreciation	1,461	1,306	4,058	4,016
Data processing	637	621	1,986	1,874
Amortization of CDI	40	45	121	137
Advertising and marketing	181	151	689	609
FDIC insurance premium	-	85	81	246
State and local taxes	126	125	495	475
Telecommunications	84	85	246	266
Professional fees	267	449	855	1,120
Other	511	142	1,561	1,339
Total non-interest expense	9,248	8,803	27,445	26,737

INCOME BEFORE INCOME TAXES	5,407	5,659	16,704	16,832
PROVISION FOR INCOME TAXES	1,279	1,271	3,850	3,773
NET INCOME	$4,128	$4,388	$12,854	$13,059

Earnings per common share:
Basic	$0.18	$0.19	$0.57	$0.58
Diluted	0.18	0.19	0.57	0.58
Weighted average number of common shares outstanding:
Basic	22,665,712	22,598,712	22,642,883	22,582,956
Diluted	22,718,255	22,663,919	22,701,415	22,658,153

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2019 AND 2018

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands) (Unaudited)	2019	2018	2019	2018

Net income	$4,128	$4,388	$12,854	$13,059

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities arising
during the period, net of tax of $112, ($673), ($786) and ($134), respectively	(359)	2,188	2,488	434

Reclassification adjustment of net gain from sale of available for sale investment
securities included in income, net of tax of $7, $0, $7, and $0, respectively	(23)	-	(23)	-
Total other comprehensive income (loss), net	(382)	2,188	2,465	434

Total comprehensive income, net	$3,746	$6,576	$15,319	$13,493

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(In thousands, except share and per share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

For the three months ended December 31, 2018

Balance October 1, 2018	22,598,712	$226	$65,044	$63,642	$(6,502)	$122,410

Net income	-	-	-	4,388	-	4,388
Cash dividends on common stock ($0.040 per share)	-	-	-	(904)	-	(904)
Stock-based compensation expense	-	-	12	-	-	12
Other comprehensive income, net	-	-	-	-	2,188	2,188
Balance December 31, 2018	22,598,712	$226	$65,056	$67,126	$(4,314)	$128,094

For the nine months ended December 31, 2018

Balance April 1, 2018	22,570,179	$226	$64,871	$56,552	$(4,748)	$116,901

Net income	-	-	-	13,059	-	13,059
Cash dividends on common stock ($0.110 per share)	-	-	-	(2,485)	-	(2,485)
Exercise of stock options	28,533	-	151	-	-	151
Stock-based compensation expense	-	-	34	-	-	34
Other comprehensive income, net	-	-	-	-	434	434
Balance December 31, 2018	22,598,712	$226	$65,056	$67,126	$(4,314)	$128,094

For the three months ended December 31, 2019

Balance October 1, 2019	22,748,385	$227	$65,559	$77,112	$221	$143,119

Net income	-	-	-	4,128	-	4,128
Cash dividends on common stock ($0.050 per share)	-	-	-	(1,137)	-	(1,137)
Exercise of stock options	-	-	10	-	-	10
Stock-based compensation expense	-	-	68	-	-	68
Other comprehensive loss, net	-	-	-	-	(382)	(382)
Balance December 31, 2019	22,748,385	$227	$65,637	$80,103	$(161)	$145,806

For the nine months ended December 31, 2019

Balance April 1, 2019	22,607,712	$226	$65,094	$70,428	$(2,626)	$133,122

Net income	-	-	-	12,854	-	12,854
Cash dividends on common stock ($0.140 per share)	-	-	-	(3,179)	-	(3,179)
Exercise of stock options	58,000	1	226	-	-	227
Restricted stock grants	82,673	-	-	-	-	-
Stock-based compensation expense	-	-	317	-	-	317
Other comprehensive income, net	-	-	-	-	2,465	2,465
Balance December 31, 2019	22,748,385	$227	$65,637	$80,103	$(161)	$145,806

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(In thousands) (Unaudited)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,854	$13,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,244	2,045
Purchased loans amortization (accretion), net	21	(47)
Provision for loan losses	-	50
Stock-based compensation expense	317	34
Increase in deferred loan origination fees, net of amortization	49	599
Origination of loans held for sale	(7,178)	(8,944)
Proceeds from sales of loans held for sale	8,219	9,303
Net gains on sales of loans held for sale, sales of investment securities available for sale and sales of premises and equipment	(313)	(644)
Income from BOLI	(585)	(545)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	1,775	(261)
Accrued interest receivable	190	(312)
Accrued expenses and other liabilities	81	6,326
Net cash provided by operating activities	17,674	20,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	4,745	(36,726)
Purchases of loans receivable	(15,198)	(20,318)
Principal repayments on investment securities available for sale	21,676	20,591
Purchases of investment securities available for sale	(18,125)	-
Proceeds from calls, maturities and sales of investment securities available for sale	21,122	10,000
Principal repayments on investment securities held to maturity	6	6
Purchases of premises and equipment and capitalized software	(1,348)	(304)
Redemption of certificates of deposit held for investment	498	5,220
Redemption (purchase) of FHLB stock, net	2,264	(1,382)
Proceeds from sales of real estate owned (“REO”) and premises and equipment	81	975
Net cash provided by (used in) investing activities	15,721	(21,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	65,409	(52,067)
Dividends paid	(2,945)	(2,259)
Proceeds from borrowings	214,897	166,255
Repayment of borrowings	(271,483)	(131,712)
Net decrease in advance payments by borrowers for taxes and insurance	(302)	(445)
Principal payments on finance lease liability	(25)	(21)
Proceeds from exercise of stock options	227	151
Net cash provided by (used in) financing activities	5,778	(20,098)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,173	(21,373)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,950	44,767
CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,123	$23,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,406	$1,811
Income taxes	2,945	5,063

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,138	$904
Other comprehensive income	3,244	568
Income tax effect related to other comprehensive income	(779)	(134)
Right-of-use lease assets obtained in exchange for operating lease liabilities	5,603	-

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2019 (“2019 Form 10-K”). The unaudited consolidated results of operations for the nine months ended December 31, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2020.

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

The accompanying unaudited consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc.; and the Bank’s majority-owned subsidiary, Riverview Trust Company (the “Trust Company”) (collectively referred to as the “Company”). All inter-company transactions and balances have been eliminated in consolidation. During the quarter ended December 31, 2019, the Trust Company issued 1,500 shares of Trust Company stock in conjunction with the exercise of 1,500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer, creating a noncontrolling interest. As a result of this transaction, the Bank’s ownership in the Trust Company decreased from 100% to 98% at December 31, 2019. Noncontrolling interest was $104,000 as of December 31, 2019, and net income attributable to the noncontrolling interest was $2,000 for both the three and nine months ended December 31, 2019.  These amounts are disclosed herein and not presented separately in the accompanying unaudited consolidated financial statements due to their insignificance.

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

As of December 31, 2019 and 2018, the Trust Company had 1,000 and 2,500, respectively, of Trust Company stock options outstanding which had been granted to the President and Chief Executive Officer of the Trust Company. During the three months ended December 31, 2019, 1,500 Trust Company stock options were exercised. During both the three and nine months ended December 31, 2019 and 2018, the Trust Company incurred $11,000 and $33,000, respectively, of stock-based compensation expense related to these options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the

Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the three and nine months ended December 31, 2019 and 2018.

As of December 31, 2019, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense under the Stock Option Plans. Unrecognized compensation expense related to the Trust Company stock options totaled $55,000 as of December 31, 2019. There was no stock-based compensation expense related to stock options for the three and nine months ended December 31, 2019 and 2018 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Nine Months Ended December 31, 2019		Nine Months Ended December 31, 2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	101,332	$3.26	141,365	$3.77
Options exercised	(58,000)	3.69	(28,533)	5.30
Expired	-	-	(2,500)	8.12
Balance, end of period	43,332	2.69	110,332	$3.27

The following table presents information on stock options outstanding under the Stock Option Plans as of December 31, 2019 and 2018:

	2019	2018
Stock options fully vested and expected to vest:
Number	43,332	110,332
Weighted average exercise price	$2.69	$3.27
Aggregate intrinsic value (1)	$239,000	$442,000
Weighted average contractual term of options (years)	3.05	2.44
Stock options fully vested and currently exercisable:
Number	43,332	110,332
Weighted average exercise price	$2.69	$3.27
Aggregate intrinsic value (1)	$239,000	$442,000
Weighted average contractual term of options (years)	3.05	2.44

(1)  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised under the Stock Option Plans was $238,000 and $118,000 for the nine months ended December 31, 2019 and 2018, respectively.

During the nine months ended December 31, 2019, the Company granted 82,673 shares of restricted stock pursuant to the 2017 Plan. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. Stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $57,000 and $284,000 for the three and nine months ended December 31, 2019. There was no stock-based compensation related to restricted stock for the three and nine months ended December 31, 2018. The unrecognized stock-based compensation related to restricted stock was $406,000 at December 31, 2019. The weighted average vesting period for the restricted stock was 1.98 years at December 31, 2019.

The following table presents the activity related to restricted stock as of December 31, 2019:

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

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options and assumed vesting of restricted stock. For the three and nine months ended December 31, 2019 and 2018, there were no stock options excluded in computing diluted EPS.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Basic EPS computation:
Numerator-net income	$4,128,000	$4,388,000	$12,854,000	$13,059,000
Denominator-weighted average common shares outstanding	22,665,712	22,598,712	22,642,883	22,582,956
Basic EPS	$0.18	$0.19	$0.57	$0.58
Diluted EPS computation:
Numerator-net income	$4,128,000	$4,388,000	$12,854,000	$13,059,000
Denominator-weighted average common shares outstanding	22,665,712	22,598,712	22,642,883	22,582,956
Effect of dilutive stock options and restricted stock	52,543	65,207	58,532	75,197
Weighted average common shares and common stock equivalents	22,718,255	22,663,919	22,701,415	22,658,153
Diluted EPS	$0.18	$0.19	$0.57	$0.58

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Available for sale:
Municipal securities	$4,746	$160	$-	$4,906
Agency securities	9,431	76	(41)	9,466
Real estate mortgage investment conduits (1)	44,577	166	(158)	44,585
Residential mortgage-backed securities (1)	61,823	194	(256)	61,761
Other mortgage-backed securities (2)	35,391	54	(406)	35,039
Total available for sale	$155,968	$650	$(861)	$155,757

Held to maturity:
Residential mortgage-backed securities (3)	$29	$1	$-	$30

March 31, 2019
Available for sale:
Municipal securities	$8,885	$30	$(34)	$8,881
Agency securities	12,426	22	(107)	12,341
Real estate mortgage investment conduits (1)	40,835	-	(673)	40,162
Residential mortgage-backed securities (1)	77,402	7	(1,588)	75,821
Other mortgage-backed securities (2)	42,133	12	(1,124)	41,021
Total available for sale	$181,681	$71	$(3,526)	$178,226

Held to maturity:
Residential mortgage-backed securities (3)	$35	$-	$-	$35

(1) Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of December 31, 2019 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,001	$1,008	$-	$-
Due after one year through five years	5,953	5,934	26	27
Due after five years through ten years	35,598	35,789	3	3
Due after ten years	113,416	113,026	-	-
Total	$155,968	$155,757	$29	$30

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019

Available for sale:
Municipal securities	$-	$-	$-	$-	$-	$-
Agency securities	1,998	(11)	2,969	(30)	4,967	(41)
Real estate mortgage investment conduits (1)	22,033	(140)	2,850	(18)	24,883	(158)
Residential mortgage-backed securities (1)	8,707	(18)	25,116	(238)	33,823	(256)
Other mortgage-backed securities (2)	15,987	(246)	8,509	(160)	24,496	(406)
Total available for sale	$48,725	$(415)	$39,444	$(446)	$88,169	$(861)

March 31, 2019

Available for sale:
Municipal securities	$-	$-	$6,554	$(34)	$6,554	$(34)
Agency securities	-	-	6,861	(107)	6,861	(107)
Real estate mortgage investment conduits (1)	-	-	40,126	(673)	40,126	(673)
Residential mortgage-backed securities (1)	-	-	74,288	(1,588)	74,288	(1,588)
Other mortgage-backed securities (2)	-	-	40,409	(1,124)	40,409	(1,124)
Total available for sale	$-	$-	$168,238	$(3,526)	$168,238	$(3,526)

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

Proceeds from the sale of investment securities totaled $17.8 million for both the three and nine months ended December 31, 2019. Net realized gains on sales of investment securities totaled $30,000 for both the three and nine months ended December 31, 2019. The Company had no sales and realized no gains or losses on investment securities for both the three and nine months ended December 31, 2018. Investment securities available for sale with an amortized cost of $6.9 million and $5.8 million and an estimated fair value of $6.9 million and $5.7 million at December 31, 2019 and March 31, 2019, respectively, were pledged as collateral for government public funds held by the Bank. There were no held to maturity securities pledged as collateral for government public funds held by the Bank at December 31, 2019 and March 31, 2019.

6.    LOANS RECEIVABLE

Loans receivable as of both December 31, 2019 and March 31, 2019 are reported net of deferred loan fees totaling $4.0 million. Loans receivable are also reported net of discounts and premiums totaling $1.1 million and $1.5 million, respectively, as of December 31, 2019, compared to $1.5 million and $1.8 million, respectively, as of March 31, 2019. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31, 2019	March 31, 2019
Commercial and construction
Commercial business	$165,526	$162,796
Commercial real estate	470,163	461,432
Land	15,163	17,027
Multi-family	57,792	51,570
Real estate construction	88,872	90,882
Total commercial and construction	797,516	783,707

Consumer
Real estate one-to-four family	83,978	84,053
Other installment (1)	5,039	8,356
Total consumer	89,017	92,409

Total loans	886,533	876,116

Less: Allowance for loan losses	11,433	11,457
Loans receivable, net	$875,100	$864,659

(1) Includes purchased automobile loans totaling $2.5 million and $5.8 million at December 31, 2019 and March 31, 2019, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2019, loans carried at $471.6 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of December 31, 2019 and March 31, 2019, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended December 31, 2019	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,051	$5,038	$219	$779	$1,381	$1,347	$621	$11,436
Provision for (recapture of) loan losses	-	(20)	16	(14)	86	(76)	8	-
Charge-offs	-	-	-	-	-	(13)	-	(13)
Recoveries	-	-	-	-	-	10	-	10
Ending balance	$2,051	$5,018	$235	$765	$1,467	$1,268	$629	$11,433

Nine months ended December 31, 2019

Beginning balance	$1,808	$5,053	$254	$728	$1,457	$1,447	$710	$11,457
Provision for (recapture of) loan losses	246	(35)	(19)	37	10	(158)	(81)	-
Charge-offs	(3)	-	-	-	-	(67)	-	(70)
Recoveries	-	-	-	-	-	46	-	46
Ending balance	$2,051	$5,018	$235	$765	$1,467	$1,268	$629	$11,433

Three months ended December 31, 2018	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,858	$5,361	$237	$696	$1,007	$1,641	$713	$11,513
Provision for (recapture of) loan losses	84	(80)	31	19	186	(177)	(63)	-
Charge-offs	-	-	-	-	-	(52)	-	(52)
Recoveries	-	-	-	-	-	41	-	41
Ending balance	$1,942	$5,281	$268	$715	$1,193	$1,453	$650	$11,502

Nine months ended December 31, 2018

Beginning balance	$1,668	$4,914	$220	$822	$618	$1,809	$715	$10,766
Provision for (recapture of) loan losses	274	(456)	48	(107)	575	(219)	(65)	50
Charge-offs	-	-	-	-	-	(236)	-	(236)
Recoveries	-	823	-	-	-	99	-	922
Ending balance	$1,942	$5,281	$268	$715	$1,193	$1,453	$650	$11,502

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
December 31, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,051	$2,051	$144	$165,382	$165,526
Commercial real estate	-	5,018	5,018	2,392	467,771	470,163
Land	-	235	235	716	14,447	15,163
Multi-family	-	765	765	1,563	56,229	57,792
Real estate construction	-	1,467	1,467	-	88,872	88,872
Consumer	8	1,260	1,268	439	88,578	89,017
Unallocated	-	629	629	-	-	-
Total	$8	$11,425	$11,433	$5,254	$881,279	$886,533

March 31, 2019

Commercial business	$-	$1,808	$1,808	$160	$162,636	$162,796
Commercial real estate	-	5,053	5,053	2,482	458,950	461,432
Land	-	254	254	728	16,299	17,027
Multi-family	-	728	728	1,598	49,972	51,570
Real estate construction	-	1,457	1,457	-	90,882	90,882
Consumer	22	1,425	1,447	697	91,712	92,409
Unallocated	-	710	710	-	-	-
Total	$22	$11,435	$11,457	$5,665	$870,451	$876,116

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of nine months. Interest income foregone on non-accrual loans was $57,000 and $75,000 for the nine months ended December 31, 2019 and 2018, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

December 31, 2019	30-89 Days Past Due	90 Days and Greater Past Due	Non- accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$-	$-	$299	$299	$165,227	$165,526
Commercial real estate	-	-	1,019	1,019	469,144	470,163
Land	-	-	-	-	15,163	15,163
Multi-family	-	-	-	-	57,792	57,792
Real estate construction	-	-	-	-	88,872	88,872
Consumer	505	8	191	704	88,313	89,017
Total	$505	$8	$1,509	$2,022	$884,511	$886,533

March 31, 2019

Commercial business	$-	$-	$225	$225	$162,571	$162,796
Commercial real estate	-	-	1,081	1,081	460,351	461,432
Land	-	-	-	-	17,027	17,027
Multi-family	-	-	-	-	51,570	51,570
Real estate construction	-	-	-	-	90,882	90,882
Consumer	345	3	210	558	91,851	92,409
Total	$345	$3	$1,516	$1,864	$874,252	$876,116

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$162,291	$1,375	$1,860	$-	$-	$165,526
Commercial real estate	469,080	64	1,019	-	-	470,163
Land	15,163	-	-	-	-	15,163
Multi-family	57,725	32	35	-	-	57,792
Real estate construction	88,872	-	-	-	-	88,872
Consumer	88,826	-	191	-	-	89,017
Total	$881,957	$1,471	$3,105	$-	$-	$886,533

March 31, 2019

Commercial business	$159,997	$840	$1,959	$-	$-	$162,796
Commercial real estate	454,013	4,030	3,389	-	-	461,432
Land	16,299	-	728	-	-	17,027
Multi-family	51,093	457	20	-	-	51,570
Real estate construction	90,882	-	-	-	-	90,882
Consumer	92,199	-	210	-	-	92,409
Total	$864,483	$5,327	$6,306	$-	$-	$876,116

Impaired loans and troubled debt restructurings (“TDRs”): A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard or worse, on non-accrual status or represents a TDR. The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan, the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded, the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and has not had an appraisal of the collateral in the last nine months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation of the collateral on an annual basis. The collateral valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

December 31, 2019	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$144	$-	$144	$173	$-
Commercial real estate	2,392	-	2,392	3,410	-
Land	716	-	716	748	-
Multi-family	1,563	-	1,563	1,676	-
Consumer	298	141	439	552	8
Total	$5,113	$141	$5,254	$6,559	$8

March 31, 2019

Commercial business	$160	$-	$160	$182	$-
Commercial real estate	2,482	-	2,482	3,424	-
Land	728	-	728	766	-
Multi-family	1,598	-	1,598	1,709	-
Consumer	281	416	697	807	22
Total	$5,249	$416	$5,665	$6,888	$22

	Three months ended December 31, 2019		Three months ended December 31, 2018
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$147	$-	$166	$-
Commercial real estate	2,401	16	2,539	16
Land	718	10	735	2
Multi-family	1,567	22	1,613	22
Consumer	443	7	709	9
Total	$5,276	$55	$5,762	$49

	Nine months ended December 31, 2019		Nine months ended December 31, 2018
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$152	$-	$377	$-
Commercial real estate	2,431	47	2,639	48
Land	722	30	746	2
Multi-family	1,579	68	1,626	66
Consumer	509	21	1,065	35
Total	$5,393	$166	$6,453	$151

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	December 31, 2019			March 31, 2019
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$144	$144	$-	$160	$160
Commercial real estate	1,373	1,019	2,392	1,401	1,081	2,482
Land	716	-	716	728	-	728
Multi-family	1,563	-	1,563	1,598	-	1,598
Consumer	414	25	439	697	-	697
Total	$4,066	$1,188	$5,254	$4,424	$1,241	$5,665

At December 31, 2019, the Company had no commitments to lend additional funds on TDR loans. At December 31, 2019, all of the Company’s TDRs were paying as agreed except for one commercial real estate loan of $851,000 which is classified as nonaccrual.

There were no new TDRs for the three months ended December 31, 2019. There was one new TDR for the nine months ended December 31, 2019. The new TDR is a consumer real estate loan secured by a 1-4 family property located in Southwest Washington, whereby the Company granted a rate reduction to market interest rates and extended the maturity date by 10 years. The recorded investment in the loan prior to modification and at December 31, 2019 was $27,000 and $25,000, respectively. There were no new TDRs for the three and nine months ended December 31, 2018.

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

The Company performed an impairment assessment as of October 31, 2019 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

9.     FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized as follows (dollars in thousands):

	December 31, 2019	March 31, 2019
FHLB advances (1)	$-	$56,586
Weighted average interest rate on FHLB advances (2)	2.54%	2.58%

(1) Consisted of overnight borrowings. (2) Computed based on the borrowing activity for the nine months ended December 31, 2019 and the fiscal year ended March 31, 2019, respectively.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.6 million at both December 31, 2019 and March 31, 2019, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both December 31, 2019 and March 31, 2019, is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at December 31, 2019 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	3.25%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	3.24%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	5.05%	6/2033
		27,836
Fair value adjustment (4)		(1,196)
Total Debentures		$26,640

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
December 31, 2019	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$4,906	$-	$4,906	$-
Agency securities	9,466	-	9,466	-
Real estate mortgage investment conduits	44,585	-	44,585	-
Residential mortgage-backed securities	61,761	-	61,761	-
Other mortgage-backed securities	35,039	-	35,039	-
Total assets measured at fair value on a recurring basis	$155,757	$-	$155,757	$-

		Estimated Fair Value Measurements Using
March 31, 2019	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$8,881	$-	$8,881	$-
Agency securities	12,341	-	12,341	-
Real estate mortgage investment conduits	40,162	-	40,162	-
Residential mortgage-backed securities	75,821	-	75,821	-
Other mortgage-backed securities	41,021	-	41,021	-
Total assets measured at fair value on a recurring basis	$178,226	$-	$178,226	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 for the nine months ended December 31, 2019 and the year ended March 31, 2019.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
December 31, 2019	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$132	$-	$-	$132

March 31, 2019

Impaired loans	$394	$-	$-	$394

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2019 and March 31, 2019:

	Valuation Technique	Significant Unobservable Inputs	Range

Impaired loans	Appraised value Discounted cash flows	Adjustment for market conditions Discount rate	N/A(1) 6.25% to 8.00%

(1) There were no adjustments to appraised values of impaired loans as of December 31, 2019 and March 31, 2019.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

December 31, 2019	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$62,123	$62,123	$-	$-	$62,123
Certificates of deposit held for investment	249	-	256	-	256
Investment securities available for sale	155,757	-	155,757	-	155,757
Investment securities held to maturity	29	-	30	-	30
Loans receivable, net	875,100	-	-	871,950	871,950
FHLB stock	1,380	-	1,380	-	1,380

Liabilities:
Certificates of deposit	131,373	-	131,790	-	131,790
Junior subordinated debentures	26,640	-	-	13,119	13,119
Finance lease liability	2,378	-	2,378	-	2,378

	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
March 31, 2019
Assets:
Cash and cash equivalents	$22,950	$22,950	$-	$-	$22,950
Certificates of deposit held for investment	747	-	746	-	746
Loans held for sale	909	-	909	-	909
Investment securities available for sale	178,226	-	178,226	-	178,226
Investment securities held to maturity	35	-	35	-	35
Loans receivable, net	864,659	-	-	862,429	862,429
FHLB stock	3,644	-	3,644	-	3,644

Liabilities:
Certificates of deposit	86,006	-	84,455	-	84,455
FHLB advances	56,586	-	56,586	-	56,586
Junior subordinated debentures	26,575	-	-	15,468	15,468
Finance lease liability	2,403	-	2,403	-	2,403

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of carrying amount. ASU 2016-13 also changes the accounting for purchased credit impaired debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. As a Securities Exchange Commission smaller reporting company filer, ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment of investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, management anticipates the allowance for loan losses will increase as a result of the implementation of ASU 2016-13; however, until its evaluation is complete, the magnitude of the increase will not be known.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU 2019-12 is not expected to have a material impact on the Company's future consolidated financial statements.

13.     REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC Topic 606, “Revenues from Contracts with Customers” (“ASC 606”), revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company’s revenue is from interest income, which is not within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of REO, which are included in non-interest expense.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is generally the principal in these contracts, with the exception of interchanges fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

Disaggregation of Revenue

The following table includes the Company’s non-interest income disaggregated by type of service for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Asset management fees	$1,136	$935	$3,369	$2,804
Debit card and ATM fees	758	799	2,403	2,382
Deposit related fees	559	436	1,691	1,313
Loan related fees	202	85	474	384
BOLI (1)	188	192	585	545
Net gains on sales of loans held for sale (1)	68	82	210	278
FHLMC loan servicing fees (1)	31	41	113	102
Other, net	221	159	623	630
Total non-interest income	$3,163	$2,729	$9,468	$8,438

(1) Not within the scope of ASC 606

For the nine months ended December 31, 2019 and 2018, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

As of December 31, 2019, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

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

Significant off-balance sheet commitments at December 31, 2019 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$14,318
Fixed-rate	12,903
Standby letters of credit	2,070
Undisbursed loan funds and unused lines of credit	126,465
Total	$155,756

At December 31, 2019, the Company had firm commitments to sell $322,000 of residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2019, loans under warranty totaled $103.0 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At December 31, 2019, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the nine months ended December 31, 2019 and 2018.

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

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the lives of the respective leases. At December 31, 2019, the remaining deferred gain was $577,000 and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The table below presents the lease right-of-use assets and lease liabilities recorded in the consolidated balance sheet at December 31, 2019 (in thousands):

Leases			Classification in the consolidated balance sheets
Finance lease right-of-use asset	$1,528		Premises and equipment, net
Finance lease liability	$2,378		Finance lease liability
Finance lease remaining lease term	19.93	years
Finance lease discount rate	7.16%

Operating lease right-of-use assets	$4,325		Prepaid expenses and other assets
Operating lease liabilities	$4,419		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	4.16	years
Operating lease weighted-average discount rate	2.77%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income, for the periods indicated (in thousands):

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Lease Costs
Finance lease amortization of right-of-use asset	$19	58
Finance lease interest on lease liability	43	128
Operating lease costs	362	1,153
Variable lease costs	52	157
Total lease cost (1)	$476	1,496
(1) income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $409,000 and $1.3 million for the three and nine months ended December 31, 2019, respectively. During the three and nine months ended December 31, 2019, the Company did not record any lease right-of-use assets that were exchanged for operating lease liabilities.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of December 31, 2019 (in thousands):

Year Ending March 31:	Operating Leases	Finance Lease
Remaining of 2020	$404	$52
2021	1,011	208
2022	747	212
2023	573	215
2024	583	219
Thereafter	1,507	3,622
Total minimum lease payments	4,825	4,528
Less: amount of lease payment representing interest	(406)	(2,150)
Lease liabilities	$4,419	$2,378

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $875.1 million at December 31, 2019 compared to $864.7 million at March 31, 2019.

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

Economic conditions in the Company’s market areas have generally been positive. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 4.7% at November 30, 2019 compared to 5.3% at March 31, 2019 and 5.0% at December 31, 2018. According to the Oregon Employment Department, unemployment in Portland, Oregon decreased to 3.4% at November 30, 2019 compared to 3.9% at both March 31, 2019 and December 31, 2018. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have decreased to 1.8 months at December 31, 2019 compared to 2.2 months at March 31, 2019 and 2.5 months at December 31, 2018. Residential home inventory levels in Clark County decreased to 1.8 months at December 31, 2019 compared to 2.4 months at March 31, 2019 and 2.9 months at December 31, 2018. According to the RMLS, closed home sales in Clark County increased 32.2% in December 2019 compared to December 2018. Closed home sales during December 2019 in Portland, Oregon increased 19.9% compared to December 2018. Commercial real estate leasing activity and the residential real estate market in the Portland/Vancouver area has been strong and the vacancy rates in the Portland/Vancouver area have been relatively low.

Operating Strategy

Fiscal year 2020 marks the 97th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At December 31, 2019, commercial and construction loans represented 90.0% of total loans compared to 89.5% at March 31, 2019. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. As a result of these efforts and the application of more stringent underwriting practices over the last several years, the percentage of nonperforming loans to total loans was reduced to 0.17% at December 31, 2019 compared to 0.92% at March 31, 2015. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Implementation of a Profit Improvement Plan (“PIP”). The Company’s PIP committee is comprised of several members of management and the Board of Directors with the purpose of undertaking several initiatives to reduce non-interest expense and continue on-going efforts to identify cost saving opportunities throughout all aspects of the Company’s operations. The PIP committee’s mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. As a result, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 62.2% at December 31, 2019.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, whereby the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, text banking and mobile payments. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. Recently, the Company launched a new online mortgage origination platform in June 2019. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company also intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company increased substantially to $1.2 billion at December 31, 2019 compared to $646.0 million at March 31, 2019, due primarily to a single large client added during the three months ended December 31, 2019. The Company also offers a third-party identity theft product to assist our customers in monitoring their credit that includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds, and internet based deposits) increased $58.6 million at December 31, 2019 compared to March 31, 2019 reflecting the Company’s commitment to increasing core deposits versus relying on wholesale funding.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2019
Commercial business	$165,526	$-	$-	$165,526
Commercial construction	-	-	79,034	79,034
Office buildings	-	109,517	-	109,517
Warehouse/industrial	-	99,167	-	99,167
Retail/shopping centers/strip malls	-	67,874	-	67,874
Assisted living facilities	-	1,075	-	1,075
Single purpose facilities	-	192,530	-	192,530
Land	-	15,163	-	15,163
Multi-family	-	57,792	-	57,792
One-to-four family construction	-	-	9,838	9,838
Total	$165,526	$543,118	$88,872	$797,516

March 31, 2019

Commercial business	$162,796	$-	$-	$162,796
Commercial construction	-	-	70,533	70,533
Office buildings	-	118,722	-	118,722
Warehouse/industrial	-	91,787	-	91,787
Retail/shopping centers/strip malls	-	64,934	-	64,934
Assisted living facilities	-	2,740	-	2,740
Single purpose facilities	-	183,249	-	183,249
Land	-	17,027	-	17,027
Multi-family	-	51,570	-	51,570
One-to-four family construction	-	-	20,349	20,349
Total	$162,796	$530,029	$90,882	$783,707

Comparison of Financial Condition at December 31, 2019 and March 31, 2019

Cash and cash equivalents, including interest-earning accounts, totaled $62.1 million at December 31, 2019 compared to $23.0 million at March 31, 2019. Cash and cash equivalents increased due to the increase in deposit balances. The Company’s cash balances fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company’s asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $249,000 and $747,000 at December 31, 2019 and March 31, 2019, respectively.

Investment securities totaled $155.8 million and $178.3 million at December 31, 2019 and March 31, 2019, respectively. The decrease was primarily due to regular scheduled investment securities repayments, investment sales and investments maturing during the nine months ended December 31, 2019.  During the nine months ended December 31, 2019, purchases of investment securities totaled $18.1 million which was partially offset by investment sales totaling $17.8 million. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At December 31, 2019, the Company determined that none of its investment securities required an other than temporary impairment (“OTTI”) charge. For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $875.1 million at December 31, 2019 compared to $864.7 million at March 31, 2019, an increase of $10.4 million. The Company has had steady loan demand in its market areas and anticipates continued organic loan growth. The increase was mainly concentrated in commercial real estate loans which increased $8.7 million or 1.9%. In addition, commercial business loans increased $2.7 million, or 1.7%, and multi-family loans increased $6.2 million, or 12.1%. Partially offsetting these increases were decreases in real estate construction loans of $2.0 million, or 2.2%, consumer loans of $3.4 million, or 3.7%, and land loans of $1.9 million, or 10.9%. Due to the timing of the completion of these real estate construction projects, balances may fluctuate between periods. Once construction projects are completed, these loans will roll to permanent financing and be classified within a category under other real estate mortgage. The Company also purchases the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area. These loans are purchased with servicing retained by the seller. At December 31, 2019, the Company’s purchased SBA loan portfolio was $69.3 million compared to $67.9 million at March 31, 2019. During the nine months ended December 31, 2019, the Bank purchased $8.7 million of SBA loans, including premiums.

Deposits increased $65.4 million to $990.5 million at December 31, 2019 compared to $925.1 million at March 31, 2019. The increase was due a concentrated effort by the Company to increase deposits. The Company increased interest rates on certain deposit products to be more competitive in its market area. The Company had no wholesale-brokered deposits at December 31, 2019 and March 31, 2019. Core branch deposits accounted for 97.6% of total deposits at December 31, 2019 compared to 98.2% at March 31, 2019. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

The Bank had no advances from the FHLB at December 31, 2019 compared to $56.6 million at March 31, 2019. Based upon the increase in deposit balances, the Company was able to pay off its outstanding FHLB balances during the second fiscal quarter of 2020.

Shareholders' equity increased $12.7 million to $145.8 million at December 31, 2019 from $133.1 million at March 31, 2019. The increase was mainly attributable to net income of $12.9 million and an increase in the accumulated other comprehensive income related to the unrealized holding gain on securities available for sale, net of tax, of $2.5 million for the nine months ended December 31, 2019. These increases were partially offset by cash dividends declared of $3.2 million. The Company did not repurchase any shares of common stock during the nine months ended December 31, 2019 and 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of December 31, 2019.

As of December 31, 2019, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital:
(To Risk-Weighted Assets)	$146,532	17.66%	$67,286	8.0%	$84,107	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	138,002	16.41	50,464	6.0	67,286	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	138,002	16.41	37,848	4.5	54,670	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	138,002	12.05	45,812	4.0	57,265	5.0

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital:
(To Risk-Weighted Assets)	$140,062	16.88%	$66,379	8.0%	$82,974	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	129,671	15.63	49,784	6.0	66,379	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	129,671	15.63	37,338	4.5	53,933	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	129,671	11.56	44,874	4.0	56,092	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of December 31, 2019, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at December 31, 2019, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2019, the Bank used its sources of funds primarily to fund loan commitments. At December 31, 2019, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $218.1 million, or 18.4% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At December 31, 2019, the Bank had no advances from the FRB and had a borrowing capacity of $58.7 million from the FRB, subject to sufficient collateral. At December 31, 2019, the Bank had no advances from the FHLB and had an available borrowing capacity of $217.3 million from the FHLB, subject to sufficient collateral and stock investment. At December 31, 2019, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At December 31, 2019 and March 31, 2019, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $6.7 million, or 0.68% of total deposits, and $14.5 million, or 1.6% of total deposits, at December 31, 2019 and March 31, 2019, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At December 31, 2019 and March 31, 2019, the Company had no deposits through this listing service. Although the Company did not originate any internet based deposits during the nine months ended December 31, 2019, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank’s funding sources gives the Bank available liquidity of $676.4 million, or 57.1% of total assets at December 31, 2019.

At December 31, 2019, the Company had total commitments of $155.8 million, which includes commitments to extend credit of $27.2 million, unused lines of credit totaling $88.8 million, undisbursed construction loans totaling $37.7 million, and standby letters of credit totaling $2.1 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2019 totaled $67.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $51.2 million at December 31, 2019.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2019, Riverview Bancorp, Inc. had $6.3 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans, were $1.5 million or 0.13% of total assets at both December 31, 2019 and March 31, 2019. The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	December 31, 2019		March 31, 2019
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	3	$299	2	$225
Commercial real estate	2	1,019	2	1,081
Consumer	11	199	16	213
Total	16	$1,517	20	$1,519

The allowance for loan losses was $11.4 million or 1.29% of total loans at December 31, 2019 compared to $11.5 million or 1.31% of total loans at March 31, 2019. The balance of the allowance for loan losses at December 31, 2019 reflects the lower levels of delinquent, nonperforming and classified loans, low levels of net charge offs, as well as stable real estate values in our market areas. The Company recorded no provision for loan losses for the nine months ended December 31, 2019. The Company recorded a $50,000 provision for loan losses for the nine months ended December 31, 2018.

The coverage ratio of allowance for loan losses to nonperforming loans was 753.66% at December 31, 2019 compared to 754.25% at March 31, 2019. At December 31, 2019, the Company identified $1.2 million or 78.35% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at December 31, 2019 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. All of the Company’s TDRs were paying as agreed at December 31, 2019 with the exception of one commercial real estate loan totaling $851,000 which is classified as nonaccrual. The related amount of interest income recognized on TDRs was $166,000 and $151,000 for the nine months ended December 31, 2019 and 2018, respectively.

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

The accrual status of a loan may change after it has been classified as a TDR. The Company’s general policy related to TDRs is to perform a credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms. This evaluation includes consideration of the borrower’s sustained historical repayment performance for a reasonable period of time. A sustained period of repayment performance generally would be a minimum of nine months and may include repayments made prior to the restructuring date. If repayment of principal and interest appears doubtful, it is placed on non-accrual status.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	December 31, 2019	March 31, 2019

Loans accounted for on a non-accrual basis:
Commercial business	$299	$225
Commercial real estate	1,019	1,081
Consumer	191	210
Total	1,509	1,516
Accruing loans which are contractually past due 90 days or more	8	3
Total nonperforming assets	$1,517	$1,519

Foregone interest on non-accrual loans (1)	$57	$94
Total nonperforming loans to total loans	0.17%	0.17%
Total nonperforming loans to total assets	0.13%	0.13%
Total nonperforming assets to total assets	0.13%	0.13%

(1) Nine months ended December 31, 2019 and year ended March 31, 2019.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Other	Total
December 31, 2019

Commercial business	$-	$-	$299	$-	$299
Commercial real estate	-	851	168	-	1,019
Consumer	-	-	179	20	199
Total nonperforming assets	$-	$851	$646	$20	$1,517

March 31, 2019

Commercial business	$65	$-	$160	$-	$225
Commercial real estate	-	896	185	-	1,081
Consumer	-	-	169	44	213
Total nonperforming assets	$65	$896	$514	$44	$1,519

The composition of land acquisition and development and speculative and custom/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
December 31, 2019

Land acquisition and development	$2,175	$1,852	$11,136	$15,163
Speculative and custom/presold construction	278	-	9,496	9,774
Total	$2,453	$1,852	$20,632	$24,937

March 31, 2019

Land acquisition and development	$2,184	$1,908	$12,935	$17,027
Speculative and custom/presold construction	1,680	104	15,284	17,068
Total	$3,864	$2,012	$28,219	$34,095

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	December 31, 2019		March 31, 2019
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	5	$1,561	9	$1,734
Commercial real estate	-	-	3	2,308
Land	-	-	1	728
Multi-family	3	35	2	20
Total	8	$1,596	15	$4,790

Loans delinquent 30 - 89 days were 0.06% and 0.04% of total loans at December 31, 2019 and March 31, 2019, respectively. At December 31, 2019, loans 30 - 89 days delinquent in the consumer portfolio totaled $505,000. There were no loans 30-89 days delinquent in any other loan category at December 31, 2019. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 53.03% of total loans and commercial business and consumer loans represented 18.67% and 10.04% of total loans, respectively.

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

The Company performed its annual goodwill impairment test as of October 31, 2019. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 5.3%, a net interest margin that approximated 4.0% and a return on assets that ranged from 1.24% to 1.34% (average of 1.29%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 15.54% utilized for our cash flow estimates and a terminal value estimated at 1.43 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.1 times tangible book value. The Company calculated a fair value of its reporting unit of $217.0 million using the corporate value approach, $170.0 million using the income approach and $253.0 million using the market approach, with a final concluded value of $216.0 million, with equal weight given to the corporate value approach and market approach and slightly less weight to the income approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

Even though the Company determined that there was no goodwill impairment, a decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company, significant adverse changes in the operating environment for the financial industry or an increase in the value of our assets without an increase in the value of the reporting unit may result in a future impairment charge.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2019 and 2018

Net Income. Net income was $4.1 million, or $0.18 per diluted share for the three months ended December 31, 2019, compared to $4.4 million, or $0.19 per diluted share for same prior year period. Net income for the nine months ended December 31, 2019 and 2018 was $12.9 million, or $0.57 per diluted share, and $13.1 million, or $0.58 per diluted share, respectively. The Company’s earnings for the three and nine months ended December 31, 2019 compared to the same prior year periods decreased; however, increases in both interest and non-interest income were offset by increases in interest expense compared to the respective prior year periods. Additionally, a one-time $355,000 gain on sale of land and building, which occurred in December 2018 and recorded in non-interest expense, related to our Longview branch closure was not present in the current three and nine month periods ended December 31, 2019.

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

Net interest income for the three and nine months ended December 31, 2019 was $11.5 million and $34.7 million, respectively, representing a $241,000 and $500,000 decrease, respectively, compared to the three and nine months ended December 31, 2018. The net interest margin for the three and nine months ended December 31, 2019 was 4.23% and 4.31%, respectively, compared to 4.41% and 4.42% for the three and nine months ended December 31, 2018. These decreases in net interest margin were due primarily to increases in the cost of total interest-bearing deposits.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended December 31, 2019 was $12.8 million and $38.2 million, respectively, compared to $12.4 million and $37.1 million, respectively, for the same periods in the prior year. The increase was due primarily to an increase in interest on loans receivable of $517,000 and $1.9 million for the three and nine months ended December 31, 2019, respectively, due primarily to higher average balances of net loans partially offset by a decrease in interest on investment securities of $269,000 and $845,000, respectively, for the same prior year periods due primarily to lower average balances on investment securities.

The average balance of net loans increased $24.3 million and $46.1 million to $878.7 million and $881.8 million for the three and nine months ended December 31, 2019, respectively, from $854.4 million and $835.7 million for the same prior year periods. The average yield on net loans was 5.30% for the three and nine months ended December 31, 2019 compared to 5.19% and 5.28% for the same three and nine month periods in the prior year, respectively. The average yield on net loans was negatively impacted by a 25 basis point decrease in the targeted Fed Funds Rate in the current quarter.

Interest Expense. Interest expense increased $618,000 and $1.6 million to $1.3 million and $3.5 million for the three and nine months ended December 31, 2019, respectively, compared to $656,000 and $1.9 million for the three and nine months ended December 31, 2018, respectively. The increase in interest expense was primarily attributable to the increase of 40 basis points and 24 basis points in the weighted average interest rate on interest-bearing deposits for the three and nine months ended December 31, 2019, respectively, compared to the same prior year periods. In addition, interest expense for the nine months ended December 31, 2019 increased compared to the same period last year due to the increase in the Company’s utilization of FHLB advances for its funding needs. The weighted average interest rate on interest-bearing deposits increased to 0.54% and 0.39% for the three and nine months ended December 31, 2019, respectively, from 0.14% and 0.15% for the three and nine months ended December 31, 2018, respectively. The increase in the weighted average interest rate on regular savings accounts and certificates of deposit primarily contributed to the overall increase in the expense related to interest-bearing deposits, reflecting increased deposit rates to remain competitive in the Company’s market area.

The average balance of interest-bearing deposits increased $27.6 million for the three months ended December 31, 2019 compared to the same period in the prior year. Offsetting the increase in the average balance of interest-bearing deposits was a decrease in the average balance of FHLB advances of $9.0 million to zero for the three months ended December 31, 2019 compared to the same prior year period as no FHLB advances were utilized during the three months ended December 31, 2019. The average interest rate on FHLB advances was zero for the three months ended December 31, 2019 compared to 2.58% for the same prior year period. The overall increase in weighted average interest rate on interest-bearing deposits contributed to the increase in the average cost of interest-bearing liabilities to 0.70% for the three months ended December 31, 2019 compared to 0.37% for the same prior year period.

The average balance of interest-bearing deposits decreased $18.6 million for the nine months ended December 31, 2019 compared to the same period in the prior year. The decreases in the average balance of interest-bearing deposits were offset by the utilization of FHLB advances which increased the average balance of FHLB advances $23.0 million for the nine months ended December 31, 2019 compared to the same prior year period. The average balance of FHLB advances was $27.3 million for the nine months ended December 31, 2019 compared to $4.3 million for the same prior year period. The average interest rate on FHLB advances was 2.54% for the nine months ended December 31, 2019 compared to 2.39% for the same prior year period. The overall increase in weighted average interest rate on interest-bearing deposits and the utilization of FHLB advances to supplement the decrease in average interest-bearing deposits contributed significantly to the increase in the average cost of interest-bearing liabilities to 0.65% for the nine months ended December 31, 2019 compared to 0.35% for the same prior year period.

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

	Three Months Ended December 31,
	2019			2018
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$692,227	$9,478	5.45%	$670,116	$9,001	5.33%
Non-mortgage loans	186,429	2,221	4.74	184,252	2,181	4.70
Total net loans (1)	878,656	11,699	5.30	854,368	11,182	5.19

Investment securities (2)	159,356	887	2.21	193,171	1,158	2.38
Daily interest-earning assets	105	-	-	73	-	-
Other earning assets	44,112	189	1.70	9,587	60	2.48
Total interest-earning assets	1,082,229	12,775	4.70	1,057,199	12,400	4.65

Non-interest-earning assets:
Office properties and equipment, net	15,811			15,256
Other non-interest-earning assets	76,116			65,643
Total assets	$1,174,156			$1,138,098

Interest-bearing liabilities:
Regular savings accounts	$208,486	354	0.68	$137,862	35	0.10
Interest checking accounts	176,856	24	0.05	182,055	26	0.06
Money market accounts	184,194	54	0.12	248,305	74	0.12
Certificates of deposit	127,747	510	1.59	101,415	105	0.41
Total interest-bearing deposits	697,283	942	0.54	669,637	240	0.14

Other interest-bearing liabilities	29,011	332	4.55	37,981	416	4.35
Total interest-bearing liabilities	726,294	1,274	0.70	707,618	656	0.37

Non-interest-bearing liabilities:
Non-interest-bearing deposits	289,773			297,609
Other liabilities	11,999			7,619
Total liabilities	1,028,066			1,012,846
Shareholders’ equity	146,090			125,252
Total liabilities and shareholders’ equity	$1,174,156			$1,138,098

Net interest income		$11,501			$11,744

Interest rate spread			4.00%			4.28%

Net interest margin			4.23%			4.41%

Ratio of average interest-earning assets to average interest-bearing liabilities			149.01%			149.40%

Tax equivalent adjustment (3)		$9			$11

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Nine Months Ended December 31,
	2019			2018
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$693,776	$28,586	5.48%	$655,929	$26,963	5.46%
Non-mortgage loans	188,003	6,560	4.64	179,768	6,298	4.65
Total net loans (1)	881,779	35,146	5.30	835,697	33,261	5.28

Investment securities (2)	168,266	2,721	2.15	204,194	3,568	2.32
Daily interest-earning assets	115	-	-	47	1	2.82
Other earning assets	22,424	369	2.19	16,812	270	2.13
Total interest-earning assets	1,072,584	38,236	4.74	1,056,750	37,100	4.66

Non-interest-earning assets:
Office properties and equipment, net	15,569			15,535
Other non-interest-earning assets	74,157			66,451
Total assets	$1,162,310			$1,138,736

Interest-bearing liabilities:
Regular savings accounts	$179,494	744	0.55	$136,763	103	0.10
Interest checking accounts	179,794	75	0.06	180,723	76	0.06
Money market accounts	200,170	177	0.12	256,203	233	0.12
Certificates of deposit	105,550	957	1.21	109,915	347	0.42
Total interest-bearing deposits	665,008	1,953	0.39	683,604	759	0.15

Other interest-bearing liabilities	56,337	1,570	3.71	33,286	1,126	4.49
Total interest-bearing liabilities	721,345	3,523	0.65	716,890	1,885	0.35

Non-interest-bearing liabilities:
Non-interest-bearing deposits	288,410			291,691
Other liabilities	10,911			7,857
Total liabilities	1,020,666			1,016,438
Shareholders’ equity	141,644			122,298
Total liabilities and shareholders’ equity	$1,162,310			$1,138,736

Net interest income		$34,713			$35,215

Interest rate spread			4.09%			4.31%

Net interest margin			4.31%			4.42%

Ratio of average interest-earning assets to average interest-bearing liabilities			148.69%			147.41%

Tax equivalent adjustment (3)		$32			$34

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended December 31, 2019 compared to the periods ended December 31, 2018. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended December 31,			Nine Months Ended December 31,
	2019 vs. 2018			2019 vs. 2018

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Net			Total Net
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

Interest Income:
Mortgage loans	$284	$193	$477	$1,526	$97	$1,623
Non-mortgage loans	23	17	40	277	(15)	262
Investment securities (1)	(192)	(79)	(271)	(598)	(249)	(847)
Daily interest-bearing	-	-	-	-	(1)	(1)
Other earning assets	153	(24)	129	91	8	99
Total interest income	268	107	375	1,296	(160)	1,136

Interest Expense:
Regular savings accounts	26	293	319	42	599	641
Interest checking accounts	-	(2)	(2)	(1)	-	(1)
Money market accounts	(20)	-	(20)	(56)	-	(56)
Certificates of deposit	33	372	405	(15)	625	610
Other interest-bearing liabilities	(102)	18	(84)	667	(223)	444
Total interest expense	(63)	681	618	637	1,001	1,638
Net interest income	$331	$(574)	$(243)	$659	$(1,161)	$(502)

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

In accordance with GAAP, loans acquired from the purchase and assumption transaction of MBank (“MBank transaction”) were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $1.1 million and $1.5 million at December 31, 2019 and March 31, 2019, respectively.

There was no provision for loan losses for the nine months ended December 31, 2019, compared to a provision for loan losses of $50,000 for the nine months ended December 31, 2018. The lack of a provision for loan losses for the nine months ended December 31, 2019 compared to 2018 was based primarily upon the low level of charge-offs, recoveries of previously charged off loans, decline in classified loans and stable real estate values in our market areas.

Net charge-offs for the three and nine months ended December 31, 2019 totaled $3,000 and $24,000, respectively. This compares to net charge-offs of $11,000 and net recoveries of $686,000 for the three and nine months ended December 31, 2018, respectively.

Annualized net charge-offs to average net loans for the three and nine month periods ended December 31, 2019 was not meaningful. Annualized net charge-offs to average net loans for the three and nine month periods ended December 31, 2018 was 0.01% and (0.11)%, respectively. Nonperforming loans were $1.5 million at December 31, 2019, compared to $1.6 million at December 31, 2018. The ratio of allowance for loan losses to nonperforming loans was 753.66% at December 31, 2019 compared to 713.52% at December 31, 2018. Classified loans decreased to $3.1 million at December 31, 2019 compared to $6.0 million at December 31, 2018. The classified asset to total capital ratio was 2.1% at December 31, 2019 compared to 4.4% a year earlier. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of December 31, 2019, the Company had identified $5.3 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $5.1 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At December 31, 2019, charge-offs on these impaired loans totaled $460,000 from their original loan balances. The remaining $141,000 of impaired loans had specific valuation allowances totaling $8,000 at December 31, 2019.

Non-Interest Income. Non-interest income increased $434,000 and $1.0 million to $3.2 million and $9.5 million for the three and nine months ended December 31, 2019, respectively, compared to the same prior year periods. The increase in non-interest income for the three and nine months ended December 31, 2019, compared to the same prior year periods was primarily due to the increases in fees and service charges of $203,000 and $506,000, respectively, in addition to increases in asset management fees of $201,000 and $565,000, respectively, reflecting the increase in the Trust Company’s assets under management. These increases were partially offset by decreases in net gains on sales of loans held for sale of $14,000 and $68,000, for the three and nine months ended December 31, 2019, respectively, compared to the same prior year periods.

Non-Interest Expense. Non-interest expense increased $445,000 and $708,000 to $9.2 million and $27.4 million for the three and nine months ended December 31, 2019, respectively, compared to the same prior year periods. The increase in non-interest expense for the three and nine months ended December 31, 2019, compared to the same prior year periods was primarily due to increases in salaries and employee benefits of $147,000 and $698,000, respectively, and data processing expense of $16,000 and $112,000, respectively, due to additional staffing attributable to the overall growth of the Company and continued investments into enhancing our information technology infrastructure, including investments in our digital product offerings. In addition, other non-interest expense increased $369,000 and $222,000 for the three and nine months ended December 31, 2019, respectively, as a result of a $355,000 gain on sale of land and building, which occurred in December 2018, related to our Longview branch closure. These increases were offset by decreases in professional fees of $182,000 and $265,000 and FDIC insurance premiums of $85,000 and $165,000 for the three and nine months ended December 31, 2019, respectively, compared to the same prior year periods. The decrease in FDIC insurance premium expense is attributable to credits for previously paid deposit insurance premiums which were a result of the FDIC exceeding its stated Deposit Insurance Fund Reserve Ratio. The Company has $122,000 in credits on future assessments remaining as of December 31, 2019, which may be recognized in future periods when allowed for by the FDIC upon insurance fund levels being met.

Income Taxes. The provision for income taxes was $1.3 million and $3.9 million for the three and nine months ended December 31, 2019, respectively, compared to $1.3 million and $3.8 million for the three and nine months ended December 31, 2018, respectively. The Company’s effective tax rate for the three and nine months ended December 31, 2019 was 23.7% and 23.0%, respectively, compared to 22.5% and 22.4% for the three and nine months ended December 31, 2018, respectively. As of December 31, 2019, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At December 31, 2019, the Company had a net deferred tax asset of $3.4 million compared to $4.2 million at March 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2019 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2019 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2019 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended December 31, 2019, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

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

RIVERVIEW BANCORP, INC.

By:	/S/ Kevin J. Lycklama	By:	/S/ David Lam
	Kevin J. Lycklama		David Lam
	President and Chief Executive Officer		Executive Vice President and
	Director		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	February 7, 2020	Date:	February 7, 2020

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Shareholders’ Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements