Form 10-Q
period 2020-06-30
RIVERVIEW BANCORP INC
filed 2020-08-14
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 000-22957

RIVERVIEW BANCORP, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900, Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 693-6650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	RVSB	The NASDAQ Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,245,472 shares outstanding as of August 14, 2020.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2020 and March 31, 2020	2

	Consolidated Statements of Income for the Three Months Ended June 30, 2020 and 2019	3

	Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2020 and 2019	4

	Consolidated Statements of Shareholders’ Equity for the Three Months Ended June 30, 2020 and 2019	5

	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2020 and 2019	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4:	Controls and Procedures	40

Part II.	Other Information	41-42

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		43

Certifications
	Exhibit 31.1 Exhibit 31.2 Exhibit 32

Forward-Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the novel coronavirus of 2019 (“COVID-19”) pandemic, including on Riverview’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to originate loans for sale and sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company’s ability to attract and retain deposits; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames; future goodwill impairment due to changes in Riverview’s business, changes in market conditions, including as a result of the COVID-19 pandemic or other factors; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards; including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services including as a result of COVID-19; and the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2020 AND MARCH 31, 2020

(In thousands, except share and per share data) (Unaudited)	June 30, 2020	March 31, 2020
ASSETS
Cash and cash equivalents (including interest-earning accounts of $143,017 and $27,866)	$157,835	$41,968
Certificates of deposit held for investment	249	249
Loans held for sale	-	275
Investment securities:
Available for sale, at estimated fair value	137,749	148,291
Held to maturity, at amortized cost (estimated fair value of $26 and $28)	26	28
Loans receivable (net of allowance for loan losses of $17,076 and $12,624)	985,644	898,885
Prepaid expenses and other assets	9,062	7,452
Accrued interest receivable	5,202	3,704
Federal Home Loan Bank stock (“FHLB”), at cost	2,620	1,420
Premises and equipment, net	16,124	15,570
Financing lease right-of-use assets (“ROU”)	1,489	1,508
Deferred income taxes, net	3,067	3,277
Mortgage servicing rights, net	162	191
Goodwill	27,076	27,076
Core deposit intangible (“CDI”), net	724	759
Bank owned life insurance (“BOLI”)	30,345	30,155
TOTAL ASSETS	$1,377,374	$1,180,808

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits	$1,158,749	$990,448
Accrued expenses and other liabilities	11,472	11,783
Advanced payments by borrowers for taxes and insurance	632	703
FHLB advances	30,000	-
Junior subordinated debentures	26,684	26,662
Finance lease liability	2,359	2,369
Total liabilities	1,229,896	1,031,965

COMMITMENTS AND CONTINGENCIES (See Note 14)

SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 shares authorized
June 30, 2020 – 22,245,472 shares issued and outstanding	222	225
March 31, 2020 – 22,748,385 shares issued and 22,544,285 shares outstanding
Additional paid-in capital	63,254	64,649
Retained earnings	81,240	81,870
Accumulated other comprehensive income	2,762	2,099
Total shareholders’ equity	147,478	148,843
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,377,374	$1,180,808

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands, except share and per share data) (Unaudited)	2020	2019
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$11,528	$11,554
Interest on investment securities – taxable	655	878
Interest on investment securities – nontaxable	18	37
Other interest and dividends	37	87
Total interest and dividend income	12,238	12,556

INTEREST EXPENSE:
Interest on deposits	858	351
Interest on borrowings	252	735
Total interest expense	1,110	1,086
Net interest income	11,128	11,470
Provision for loan losses	4,500	-
Net interest income after provision for loan losses	6,628	11,470

NON-INTEREST INCOME:
Fees and service charges	1,398	1,637
Asset management fees	974	1,143
Net gains on sales of loans held for sale	28	96
BOLI	190	193
Other, net	33	67
Total non-interest income, net	2,623	3,136

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,192	5,715
Occupancy and depreciation	1,450	1,320
Data processing	661	680
Amortization of CDI	35	40
Advertising and marketing	129	210
FDIC insurance premium	48	80
State and local taxes	204	195
Telecommunications	86	86
Professional fees	320	325
Other	560	543
Total non-interest expense	8,685	9,194

INCOME BEFORE INCOME TAXES	566	5,412
PROVISION FOR INCOME TAXES	86	1,220
NET INCOME	$480	$4,192

Earnings per common share:
Basic	$0.02	$0.19
Diluted	0.02	0.18
Weighted average number of common shares outstanding:
Basic	22,178,427	22,619,580
Diluted	22,198,065	22,685,343

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands) (Unaudited)	2020	2019

Net income	$480	$4,192

Other comprehensive income:
Net unrealized holding gain from available for sale investment securities
arising during the period, net of tax of ($209) and ($675), respectively	663	2,135

Total comprehensive income, net	$1,143	$6,327

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
(In thousands, except share and per share data) (Unaudited)	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance April 1, 2019	22,607,712	$226	$65,094	$70,428	$(2,626)	$133,122

Net income	-	-	-	4,192	-	4,192
Cash dividends on common stock ($0.045 per share)	-	-	-	(1,018)	-	(1,018)
Exercise of stock options	15,000	-	52	-	-	52
Restricted stock grants	82,673	-	-	-	-	-
Stock-based compensation expense	-	-	180	-	-	180
Other comprehensive income, net	-	-	-	-	2,135	2,135
Balance June 30, 2019	22,705,385	$226	$65,326	$73,602	$(491)	$138,663

Balance April 1, 2020	22,544,285	$225	$64,649	$81,870	$2,099	$148,843

Net income				480		480
Cash dividends on common stock ($0.05 per share)	-	-	-	(1,110)	-	(1,110)
Exercise of stock options	5,000	-	9	-	-	9
Stock repurchased	(295,900)	(3)	(1,444)	-	-	(1,447)
Restricted stock cancelled	(7,913)	-	-	-	-	-
Stock-based compensation expense	-	-	40	-	-	40
Other comprehensive income, net	-	-	-	-	663	663
Balance June 30, 2020	22,245,472	$222	$63,254	$81,240	$2,762	$147,478

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands) (Unaudited)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$480	$4,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	732	767
Purchased loans amortization (accretion), net	95	(41)
Provision for loan losses	4,500	-
Stock-based compensation expense	40	180
Increase in deferred loan origination fees, net of amortization	2,987	110
Origination of loans held for sale	(913)	(2,627)
Proceeds from sales of loans held for sale	1,214	3,598
Net gains on loans held for sale and sales of premises and equipment	(28)	(91)
Income from BOLI	(190)	(193)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(842)	1,459
Accrued interest receivable	(1,498)	(70)
Accrued expenses and other liabilities	(1,039)	(735)
Net cash provided by operating activities	5,538	6,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(91,351)	(8,327)
Purchases of loans receivable	(2,989)	(3,594)
Principal repayments on investment securities available for sale	8,065	6,863
Proceeds from calls of investment securities available for sale	3,000	3,000
Principal repayments on investment securities held to maturity	2	2
Purchases of premises and equipment and capitalized software	(847)	(82)
Purchases of FHLB stock, net	(1,200)	(14)
Net cash used in investing activities	(85,320)	(2,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	168,301	(2,788)
Dividends paid	(1,133)	(904)
Proceeds from borrowings	30,000	130,947
Repayment of borrowings	-	(130,592)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(71)	58
Principal payments on finance lease liability	(10)	(8)
Proceeds from exercise of stock options	9	52
Repurchase of common stock	(1,447)	-
Net cash provided by (used in) financing activities	195,649	(3,235)

NET INCREASE IN CASH AND CASH EQUIVALENTS	115,867	1,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,968	22,950
CASH AND CASH EQUIVALENTS, END OF PERIOD	$157,835	$24,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,001	$1,065

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,112	$1,018
Net unrealized holding gain from available for sale investment securities	872	2,810
Income tax effect related to other comprehensive income	(209)	(675)
ROU lease assets obtained in exchange for operating lease liabilities	785	5,603

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2020 (“2020 Form 10-K”). The unaudited consolidated results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2021.

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

The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc., and the Bank’s majority-owned subsidiary, Riverview Trust Company (the “Trust Company”) (collectively referred to as the “Company”). All inter-company transactions and balances have been eliminated in consolidation. For the period from April 1, 2017 through December 2019, the Trust Company was a wholly-owned subsidiary of the Bank. In December 2019, the Trust Company issued 1,500 shares of Trust Company stock in conjunction with the exercise of 1,500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer. As a result of this transaction, the Bank’s ownership in the Trust Company decreased from 100% to 98%, resulting in a noncontrolling interest. The noncontrolling interest was $110,000 as of June 30, 2020, and net income attributable to the noncontrolling interest was $3,000 for the three months ended June 30, 2020. These amounts are not presented separately in the accompanying consolidated financial statements due to their insignificance.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the three months ended June 30, 2020 and 2019.

As of June 30, 2020, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the three months ended June 30, 2020 and 2019 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	43,332	$2.69	101,332	$3.26
Options exercised	(5,000)	1.97	(15,000)	3.27
Balance, end of period	38,332	$2.78	86,332	$3.26

The following table presents information on stock options outstanding, less estimated forfeitures, as of June 30, 2020 and 2019:

	2020	2019
Stock options fully vested and expected to vest:
Number	38,332	86,332
Weighted average exercise price	$2.78	$3.26
Aggregate intrinsic value (1)	$110,000	$456,000
Weighted average contractual term of options (years)	2.85	1.90
Stock options fully vested and currently exercisable:
Number	38,332	86,332
Weighted average exercise price	$2.78	$3.26
Aggregate intrinsic value (1)	$110,000	$456,000
Weighted average contractual term of options (years)	2.85	1.90

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $17,000 and $64,000 for the three months ended June 30, 2020 and 2019, respectively, under the Stock Option Plans.

During the three months ended June 30, 2019, the Company granted 82,673 shares of restricted stock pursuant to the 2017 Plan of which vesting for 49,298 shares of restricted stock were time based and vesting for 33,375 shares of restricted stock were performance based subject to attaining certain performance metrics. The Company cancelled 7,913 shares of performance-based restricted stock during the quarter ended June 30, 2020 due to not achieving certain performance metrics

The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $29,000 and $169,000 for the three months ended June 30, 2020 and 2019, respectively. The unrecognized stock-based compensation related to restricted stock was $252,000 at June 30, 2020. The weighted average vesting period for the restricted stock was 1.43 years at June 30, 2020.

The following table presents the activity related to restricted stock as of June 30, 2020:

	Time Based		Performance Based		Total
	Number of Unvested Shares	Weighted Average Market Price	Number of Unvested Shares	Weighted Average Market Price	Number of Unvested Shares	Weighted Average Market Price
Balance, beginning of period	49,298	$8.35	33,375	$8.35	82,673	$8.35
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Vested	(23,135)	8.35	-	-	(23,135)	8.35
Cancelled	-	-	(7,913)	8.35	(7,913)	8.35
Balance, end of period	26,163	$8.35	25,462	$8.35	51,625	$8.35

Trust Company Stock Options – At June 30, 2020 and 2019, there were 1,000 and 2,500 Trust Company stock options outstanding, respectively, which had been granted to the President and Chief Executive Officer of the Trust Company. During each of the three months ended June 30, 2020 and 2019, the Trust Company incurred $11,000 of stock-based compensation expense related to these options. No Trust Company stock options were exercised during the three months ended June 30, 2020 and 2019. There were no Trust Company stock options granted during the three months ended June 30, 2020 and 2019. Unrecognized compensation expense related to the Trust Company stock options totaled $33,000.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options and assumed vesting of restricted stock. For the three months ended June 30, 2020 and 2019, there were no stock options excluded in computing diluted EPS.

In February 2020, the Company’s Board of Directors adopted a stock repurchase program (the “repurchase program”). Under the repurchase program, the Company may repurchase up to 500,000 shares of the Company’s outstanding shares of common stock, in the open market based on prevailing market prices, or in private negotiated transactions, during the period from March 12, 2020 until the earlier of the completion of the repurchase of 500,000 shares of the Company’s common stock or the next six months, depending on market conditions. As of April 17, 2020, the Company had repurchased the 500,000 shares under the repurchase program at an average price of $4.89 per share. The Company did not repurchase any shares of its common stock during the fiscal year ended March 31, 2019 or any interim period within that fiscal year.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,
	2020	2019
Basic EPS computation:
Numerator-net income	$480,000	$4,192,000
Denominator-weighted average common shares outstanding	22,178,427	22,619,580
Basic EPS	$0.02	$0.19
Diluted EPS computation:
Numerator-net income	$480,000	$4,192,000
Denominator-weighted average common shares outstanding	22,178,427	22,619,580
Effect of dilutive stock options and restricted stock	19,638	65,763
Weighted average common shares and common
stock equivalents	22,198,065	22,685,343
Diluted EPS	$0.02	$0.18

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
Available for sale:
Municipal securities	$4,737	$279	$-	$5,016
Agency securities	3,008	9	(9)	3,008
Real estate mortgage investment conduits (1)	40,308	952	-	41,260
Residential mortgage-backed securities (1)	54,184	1,481	-	55,665
Other mortgage-backed securities (2)	31,878	1,023	(101)	32,800
Total available for sale	$134,115	$3,744	$(110)	$137,749

Held to maturity:
Residential mortgage-backed securities (3)	$26	$-	$-	$26

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
Available for sale:
Municipal securities	$4,740	$137	$-	$4,877
Agency securities	6,009	17	(10)	6,016
Real estate mortgage investment conduits (1)	42,663	1,128	-	43,791
Residential mortgage-backed securities (1)	58,700	1,415	(30)	60,085
Other mortgage-backed securities (2)	33,417	256	(151)	33,522
Total available for sale	$145,529	$2,953	$(191)	$148,291

Held to maturity:
Residential mortgage-backed securities (3)	$28	$-	$-	$28

(1) Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of June 30, 2020 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,001	$1,010	$-	$-
Due after one year through five years	5,103	5,149	23	23
Due after five years through ten years	29,637	30,531	3	3
Due after ten years	98,374	101,059	-	-
Total	$134,115	$137,749	$26	$26

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2020

Available for sale:
Agency securities	$1,998	$(9)	$-	$-	$1,998	$(9)
Other mortgage-backed securities (2)	-	-	4,787	(101)	4,787	(101)
Total available for sale	$1,998	$(9)	$4,787	$(101)	$6,785	$(110)

March 31, 2020

Available for sale:
Agency securities	$1,998	$(10)	$-	$-	$1,998	$(10)
Residential mortgage-backed securities (1)	2,509	(22)	409	(8)	2,918	(30)
Other mortgage-backed securities (2)	11,726	(58)	4,911	(93)	16,637	(151)
Total available for sale	$16,233	$(90)	$5,320	$(101)	$21,553	$(191)

(1) Comprised of FHLMC and FNMA issued securities.
(2) Comprised of SBA and CRE secured securities issued by FNMA.

The unrealized losses on the Company’s investment securities were primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. The Company has the ability and intent to hold the investments until the fair value recovers. Based on management’s evaluation and intent, the unrealized losses related to the investment securities in the above tables are considered temporary.

The Company had no sales and realized no gains or losses on sales of investment securities for the three months ended June 30, 2020 and 2019. Investment securities available for sale with an amortized cost of $6.4 million and $6.6 million and an estimated fair value of $6.5 million and $6.8 million at June 30, 2020 and March 31, 2020, respectively, were pledged as collateral for government public funds held by the Bank. There were no held to maturity securities pledged as collateral for government public funds held by the Bank at June 30, 2020 and March 31, 2020.

6.	LOANS RECEIVABLE

Loans receivable are reported net of deferred loan fees. At June 2020, deferred loan fees totaled $7.1 million of which $3.2 million were related to SBA Paycheck Protection Program (“PPP”) loans. At March 31, 2020, deferred loan fees totaled $4.1 million of which there were no deferred loan fees related to SBA PPP loans. Loans receivable are also reported net of discounts and premiums totaling $994,000 and $1.4 million, respectively, as of June 30, 2020, compared to $1.1 million and $1.5 million, respectively, as of March 31, 2020. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	June 30, 2020	March 31, 2020
Commercial and construction
Commercial business (1)	$281,832	$179,029
Commercial real estate	527,576	507,871
Land	14,404	14,026
Multi-family	58,113	58,374
Real estate construction	37,824	64,843
Total commercial and construction	919,749	824,143

Consumer
Real estate one-to-four family	79,582	83,150
Other installment	3,389	4,216
Total consumer	82,971	87,366

Total loans	1,002,720	911,509

Less: Allowance for loan losses	17,076	12,624
Loans receivable, net	$985,644	$898,885
(1) SBA PPP loans totaled $110.3 million and none at June 30, 2020 and March 31, 2020, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2020, loans carried at $513.3 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

Substantially all of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of June 30, 2020 and March 31, 2020, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended June 30, 2020	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,008	$6,421	$230	$854	$1,149	$1,363	$599	$12,624
Provision for (recapture of) loan losses	(7)	4,902	13	25	(457)	(24)	48	4,500
Charge-offs	-	-	-	-	-	(65)	-	(65)
Recoveries	10	-	-	-	-	7	-	17
Ending balance	$2,011	$11,323	$243	$879	$692	$1,281	$647	$17,076

Three months ended June 30, 2019

Beginning balance	$1,808	$5,053	$254	$728	$1,457	$1,447	$710	$11,457
Provision for (recapture of) loan losses	308	(164)	(10)	(29)	49	(89)	(65)	-
Charge-offs	(3)	-	-	-	-	(41)	-	(44)
Recoveries	-	-	-	-	-	29	-	29
Ending balance	$2,113	$4,889	$244	$699	$1,506	$1,346	$645	$11,442

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
June 30, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,011	$2,011	$135	$281,697	$281,832
Commercial real estate	-	11,323	11,323	2,363	525,213	527,576
Land	-	243	243	714	13,690	14,404
Multi-family	-	879	879	1,551	56,562	58,113
Real estate construction	-	692	692	-	37,824	37,824
Consumer	11	1,270	1,281	424	82,547	82,971
Unallocated	-	647	647	-	-	-
Total	$11	$17,065	$17,076	$5,187	$997,533	$1,002,720

March 31, 2020

Commercial business	$-	$2,008	$2,008	$139	$178,890	$179,029
Commercial real estate	-	6,421	6,421	2,378	505,493	507,871
Land	-	230	230	714	13,312	14,026
Multi-family	-	854	854	1,549	56,825	58,374
Real estate construction	-	1,149	1,149	-	64,843	64,843
Consumer	12	1,351	1,363	432	86,934	87,366
Unallocated	-	599	599	-	-	-
Total	$12	$12,612	$12,624	$5,212	$906,297	$911,509

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $17,000 and $18,000 for the three months ended June 30, 2020 and 2019, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

June 30, 2020	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable

Commercial business	$413	$-	$197	$610	$281,222	$281,832
Commercial real estate	-	-	1,009	1,009	526,567	527,576
Land	-	-	-	-	14,404	14,404
Multi-family	-	6	-	6	58,107	58,113
Real estate construction	-	-	-	-	37,824	37,824
Consumer	241	5	71	317	82,654	82,971
Total	$654	$11	$1,277	$1,942	$1,000,778	$1,002,720

March 31, 2020

Commercial business	$-	$-	$201	$201	$178,828	$179,029
Commercial real estate	-	-	1,014	1,014	506,857	507,871
Land	-	-	-	-	14,026	14,026
Multi-family	-	-	-	-	58,374	58,374
Real estate construction	-	-	-	-	64,843	64,843
Consumer	271	-	180	451	86,915	87,366
Total	$271	$-	$1,395	$1,666	$909,843	$911,509

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

June 30, 2020	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$280,809	$704	$319	$-	$-	$281,832
Commercial real estate	509,338	13,665	4,573	-	-	527,576
Land	14,404	-	-	-	-	14,404
Multi-family	58,034	45	34	-	-	58,113
Real estate construction	37,824	-	-	-	-	37,824
Consumer	82,900	-	71	-	-	82,971
Total	$983,309	$14,414	$4,997	$-	$-	$1,002,720

March 31, 2020

Commercial business	$177,399	$1,282	$348	$-	$-	$179,029
Commercial real estate	506,794	63	1,014	-	-	507,871
Land	14,026	-	-	-	-	14,026
Multi-family	58,295	45	34	-	-	58,374
Real estate construction	64,843	-	-	-	-	64,843
Consumer	87,186	-	180	-	-	87,366
Total	$908,543	$1,390	$1,576	$-	$-	$911,509

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

June 30, 2020	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$135	$-	$135	$173	$-
Commercial real estate	2,363	-	2,363	3,456	-
Land	714	-	714	753	-
Multi-family	1,551	-	1,551	1,671	-
Consumer	290	134	424	538	11
Total	$5,053	$134	$5,187	$6,591	$11
March 31, 2020

Commercial business	$139	$-	$139	$170	$-
Commercial real estate	2,378	-	2,378	3,405	-
Land	714	-	714	748	-
Multi-family	1,549	-	1,549	1,662	-
Consumer	295	137	432	543	12
Total	$5,075	$137	$5,212	$6,528	$12

	Three Months ended June 30, 2020		Three Months ended June 30, 2019
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$137	$-	$157	$-
Commercial real estate	2,370	15	2,462	16
Land	714	10	726	10
Multi-family	1,550	22	1,591	23
Consumer	428	6	575	7
Total	$5,199	$53	$5,511	$56

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	June 30, 2020			March 31, 2020
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$135	$135	$-	$139	$139
Commercial real estate	1,354	1,009	2,363	1,364	1,014	2,378
Land	714	-	714	714	-	714
Multi-family	1,551	-	1,551	1,549	-	1,549
Consumer	424	-	424	432	-	432
Total	$4,043	$1,144	$5,187	$4,059	$1,153	$5,212

At June 30, 2020, the Company had no commitments to lend additional funds on TDR loans. At June 30, 2020, all of the Company’s TDRs were paying as agreed except for one commercial real estate loan for $851,000.

There were no new TDRs for the three months ended June 30, 2020. There was one new TDR for the three months ended June 30, 2019 which consisted of a consumer real estate loan secured by a 1-4 family property located in Southwest Washington whereby the Company granted a rate reduction to market interest rates and extended the maturity date by 10 years. The recorded investment in the loan prior to modification and at June 30, 2019 was $27,000.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act provides that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 12 – New Accounting Pronouncements.

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

As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company completed a qualitative assessment of goodwill as of June 30, 2020, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value. If adverse economic conditions or the recent decrease in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

9.	FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	June 30, 2020	March 31, 2020
FHLB advances	$30,000	$-
Weighted average interest rate on FHLB advances (1)	0.31%	2.54%

(1) Computed based on the borrowing activity for the three months ended June 30, 2020 and the fiscal year ended March 31, 2020, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At June 30, 2020, based on collateral values, the Bank had additional borrowing capacity of $204.2 million from the FHLB.

FHLB advances are collateralized with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At June 30, 2020, loans carried at $394.4 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.7 million at both June 30, 2020 and March 31, 2020, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both June 30, 2020 and March 31, 2020, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at June 30, 2020 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.67%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.66%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	3.38%	6/2033
		27,836
Fair value adjustment (4)		(1,152)
Total Debentures		$26,684

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
June 30, 2020	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$5,016	$-	$5,016	$-
Agency securities	3,008	-	3,008	-
Real estate mortgage investment conduits	41,260	-	41,260	-
Residential mortgage-backed securities	55,665	-	55,665	-
Other mortgage-backed securities	32,800	-	32,800	-
Total assets measured at fair value on a recurring basis	$137,749	$-	$137,749	$-

March 31, 2020

Investment securities available for sale:
Municipal securities	$4,877	$-	$4,877	$-
Agency securities	6,016	-	6,016	-
Real estate mortgage investment conduits	43,791	-	43,791	-
Residential mortgage-backed securities	60,085	-	60,085	-
Other mortgage-backed securities	33,522	-	33,522	-
Total assets measured at fair value on a recurring basis	$148,291	$-	$148,291	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 for the three months ended June 30, 2020 and the year ended March 31, 2020.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
June 30, 2020	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$123	$-	$-	$123

March 31, 2020

Impaired loans	$125	$-	$-	$125

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2020 and March 31, 2020:

	Valuation Technique	Significant Unobservable Inputs	Range

Impaired loans	Appraised value Discounted cash flows	Adjustment for market conditions Discount rate	N/A(1) 8.00%

(1) There were no adjustments to appraised values of impaired loans as of June 30, 2020 and March 31, 2020.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

June 30, 2020	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$157,835	$157,835	$-	$-	$157,835
Certificates of deposit held for investment	249	-	265	-	265
Investment securities available for sale	137,749	-	137,749	-	137,749
Investment securities held to maturity	26	-	26	-	26
Loans receivable, net	985,644	-	-	975,176	975,176
FHLB stock	2,620	-	2,620	-	2,620

Liabilities:
Certificates of deposit	136,042	-	138,106	-	138,106
FHLB advances	30,000	-	30,000	-	30,000
Junior subordinated debentures	26,684	-	-	12,006	12,006

	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
March 31, 2020
Assets:
Cash and cash equivalents	$41,968	$41,968	$-	$-	$41,968
Certificates of deposit held for investment	249	-	258	-	258
Loans held for sale	275	-	275	-	275
Investment securities available for sale	148,291	-	148,291	-	148,291
Investment securities held to maturity	28	-	28	-	28
Loans receivable, net	898,885	-	-	889,398	889,398
FHLB stock	1,420	-	1,420	-	1,420

Liabilities:
Certificates of deposit	134,941	-	136,997	-	136,997
Junior subordinated debentures	26,662	-	-	12,127	12,127

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

12.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of carrying amount. ASU 2016-13 also changes the accounting for purchased credit impaired debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. As a SEC “smaller reporting company” filer, ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment of investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, management anticipates the allowance for loan losses will increase as a result of the implementation of ASU 2016-13; however, until management’s evaluation is complete, the magnitude of the increase will not be known.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. ASU 2020-04 permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. The Company’s current interest rates on its junior subordinated debentures are based upon the three-month LIBOR plus a spread. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of June 30, 2020. The adoption of ASU 2020-04 is not expected to have a material impact on the Company’s future consolidated financial statements.

The CARES Act, signed into law on March 27, 2020, amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency by the President or (b) December 31, 2020. As of June 30, 2020, the Company had approved 141 such loan modifications related to the COVID-19 pandemic with an outstanding loan balance, net of deferred fees, totaling $171.7 million. Loan modifications in accordance with the CARES Act are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

13.    REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with Accounting Standards Codification (“ASC”) Topic 606 “Revenues from Contracts with Customers” (“ASC 606”), revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company’s revenue is from interest income, which is not within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.

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

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three months ended June 30, 2020	Three months ended June 30, 2019

Asset management fees	$974	$1,143
Debit card and ATM fees	700	820
Deposit related fees	353	559
Loan related fees	235	92
BOLI (1)	190	193
Net gains on sales of loans held for sale (1)	28	96
FHLMC loan servicing fees (1)	28	43
Other, net	115	190
Total non-interest income, net	$2,623	$3,136

(1) Not within scope of ASC 606

For the three months ended June 30, 2020 and 2019, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

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

Contract Balances

As of June 30, 2020, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

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

Significant off-balance sheet commitments at June 30, 2020 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$2,752
Fixed-rate	5,569
Standby letters of credit	2,045
Undisbursed loan funds and unused lines of credit	128,890
Total	$139,256

At June 30, 2020, the Company had no commitments to sell residential loans to the FHLMC. Typically, these agreements are short-term fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2020, loans under warranty totaled $92.6 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At June 30, 2020, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the three months ended June 30, 2020 and 2019.

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

Recent Developments Related to COVID-19

The spread of the novel coronavirus of 2019 (“COVID-19”) and the ensuing pandemic has caused significant economic disruption throughout the global economy, including the states and municipalities which constitute the Company's market area. The potential future financial impact is unknown at this time. Prolonged economic disruption will likely affect the ability of the Company's customers to make timely payments on their loans. It may also have an adverse effect on the collateral values securing customers' loan obligations. This may negatively impact the Company's future operations, results of operations, and financial condition. In response to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our customers and the communities we serve.

Paycheck Protection Program ("PPP") Participation – The Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”) was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under the PPP, a new loan program. The goal of the PPP is to avoid as many layoffs as possible and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. Under terms of the PPP, all PPP loans have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of loan funding. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the borrower’s business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The PPP loans that were originated consisted primarily of existing customers who are small to midsize businesses as well as independent contractors, sole proprietors, partnerships and not-for-profits as allowed under the PPP guidance. The deadline for PPP loan applications to the SBA has been extended to August 8, 2020.

As of June 30, 2020, we have funded 790 PPP loans for a total of $116.4 million, with an average loan amount of $147,000. As of June 30, 2020, the total outstanding loan balance and unamortized fees related to SBA PPP loans totaled $113.5 million and $3.2 million, respectively. There were no PPP loans approved awaiting funding as of June 30, 2020. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) five percent for loans of not more than $350,000; (ii) three percent for loans of more than $350,000 and less than $2,000,000; and one percent for loans of at least $2,000,000. We may not collect any fees from the loan applicants.

We may utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company will pledge its PPP loans at face value as collateral to obtain FRB non-recourse borrowings. See” Liquidity and Capital Resources” below for additional information.

Loan Modifications –

As of June 30, 2020, the Bank’s loan portfolio exposures to industries most affected by the COVID-19 pandemic were as follows (dollars in thousands):

	Balance	Percent to total loans	Weighted Average Loan-To-Value Percentage	Weighted Average Debt-Service- Coverage Ratio

Hotel/Motel	$108,064	10.8%	53.03%	1.84
Retail strip centers	82,091	8.2	53.49	1.77
Multi-family	58,110	5.8	52.56	1.92
Gas station/auto repair	41,327	4.1	51.63	3.18
Restaurant/fast food	17,194	1.6	56.91	1.45

The Company has made available the following short-term relief option to all borrowers affected by COVID-19:

•	Interest only payments for up to 90 days;
•	Full payment deferrals for up to 90 days upon request with an extension for another 90 days upon submission of specified documentation and recovery plans;
•	Loan re-amortization, especially in cases where significant prepayments of principal have occurred and to provide for continuing payment reduction at the end of the 180-day deferment period;
•	Covenant waivers and resets; and
•	Extension of up to six months on loans maturing prior to December 31, 2020.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

As of June 30, 2020, the Company had approved payment deferrals for 98 commercial loans that were impacted by the COVID-19 pandemic totaling $161.6 million which consisted of deferral of regularly scheduled principal and interest payments. In general, the payment deferral period for these loans was 90 days. Depending on economic conditions, extensions to the initial payment deferral periods may be necessary. Subsequent to June 30, 2020, the Company approved an additional 90 day payment deferral extension for seven commercial loans totaling $33.5 million and approved two new payment deferrals for 90 days totaling $2.1 million. As of July 31, the Bank has received an additional 15 commercial loan 90 day payment deferral extension requests totaling $36.9 million that are in the process of being completed. As of June 30, 2020, 43 consumer and mortgage loans totaling $10.1 million were approved for payment deferrals. Furthermore, 19 mortgage loans serviced for FHLMC totaling $3.3 million were approved for payment deferrals. These modifications were not classified as TDRs in accordance with the guidance of the CARES Act and subsequent bank regulatory guidance.

The primary method of relief granted by the Company has been to allow the borrower to defer their loan payments for up to 90 days with a possibility to defer their loan payments for an additional 90 days subject to an evaluation by the Company prior to granting the additional 90 day deferral. After the deferral period, normal loan payments will continue, however, payments will be applied first to interest until the deferred interest is repaid and thereafter applied to both principal and interest with any deficiency in amortized principal payments added to the balloon payment due at maturity. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2020 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosures contained in the Company’s 2020 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $985.6 million at June 30, 2020 compared to $898.9 million at March 31, 2020.

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

Economic conditions in the Company’s market areas have deteriorated due to the COVID-19 pandemic. According to the Washington State Employment Security Department, unemployment in Clark County increased to 14.3% at May 31, 2020 compared to 4.3% at March 31, 2020 and 4.9% at June 30, 2019. According to the Oregon Employment Department, unemployment in Portland, Oregon increased to 15.5% at May 31, 2020 compared to 3.4% at March 31, 2020 and 3.3% at June 30, 2019. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have decreased to 1.5 months at June 30, 2020 compared to 1.8 months at March 31, 2020 and 2.4 months at June 30, 2019. Residential home inventory levels in Clark County decreased to 1.6 months at June 30, 2020 compared to 2.1 months at March 31, 2020 and 2.4 months at June 30, 2019. According to the RMLS, closed home sales in Clark County decreased 9.0% in June 2020 compared to June 2019. Closed home sales during June 2020 in Portland, Oregon decreased 1.7% compared to June 2019.

Operating Strategy

Fiscal year 2021 marks the 98th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At June 30, 2020, commercial and construction loans represented 91.7% of total loans compared to 90.4% at March 31, 2020. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and its core deposits by expanding its customer base throughout its primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through de novo branches, the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. In this regard, the Company moved to a new, more modern branch in Camas in June 2020 and will open two additional branches. The new location in the Cascade Park neighborhood of Vancouver is scheduled to open later this fall. A construction delay due to COVID-19 has pushed the opening of the new branch location in Ridgefield to early 2021.

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in our strong asset quality and credit metrics. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Implementation of a Profit Improvement Plan (“PIP”). The Company’s PIP committee is comprised of several members of management and the Board of Directors with the purpose of undertaking several initiatives to reduce non-interest expense and continue on-going efforts to identify cost saving opportunities throughout all aspects of the Company’s operations. The PIP committee’s mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. As a result, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 63.2% at June 30, 2020.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company launched a new online mortgage origination platform in June 2019. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $1.3 billion and $1.2 billion at June 30, 2020 and March 31, 2020, respectively. The Company also offers a third-party identity theft product to assist our customers in monitoring their credit that includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits increased $156.6 million at June 30, 2020 compared to March 31, 2020 reflecting the Company’s commitment to increasing core deposits versus relying on wholesale funding. The increase is also attributable to the deposits generated from the SBA PPP loans.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
June 30, 2020

Commercial business	$171,491	$-	$-	$171,491
SBA PPP	110,341	-	-	110,341
Commercial construction	-	-	27,459	27,459
Office buildings	-	131,846	-	131,846
Warehouse/industrial	-	81,705	-	81,705
Retail/shopping centers/strip malls	-	75,351	-	75,351
Assisted living facilities	-	990	-	990
Single purpose facilities	-	237,684	-	237,684
Land	-	14,404	-	14,404
Multi-family	-	58,113	-	58,113
One-to-four family construction	-	-	10,365	10,365
Total	$281,832	$600,093	$37,824	$919,749

March 31, 2020

Commercial business	$179,029	$-	$-	$179,029
Commercial construction	-	-	52,608	52,608
Office buildings	-	113,433	-	113,433
Warehouse/industrial	-	91,764	-	91,764
Retail/shopping centers/strip malls	-	76,802	-	76,802
Assisted living facilities	-	1,033	-	1,033
Single purpose facilities	-	224,839	-	224,839
Land	-	14,026	-	14,026
Multi-family	-	58,374	-	58,374
One-to-four family construction	-	-	12,235	12,235
Total	$179,029	$580,271	$64,843	$824,143

Comparison of Financial Condition at June 30, 2020 and March 31, 2020

Cash and cash equivalents, including interest-earning accounts, totaled $157.8 million at June 30, 2020 compared to $42.0 million at March 31, 2020. The Company’s cash balances fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company’s asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $249,000 at both June 30, 2020 and March 31, 2020.

Investment securities totaled $137.8 million and $148.3 million at June 30, 2020 and March 31, 2020, respectively. The decrease was due to the utilization of the cash proceeds from pay downs, calls and maturities to supplement the cash needed to fund loan growth. During the three months ended June 30, 2020 and 2019, there were no purchases of investment securities. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At June 30, 2020, the Company determined that none of its investment securities required an other than temporary impairment (“OTTI”) charge. For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $985.6 million at June 30, 2020 compared to $898.9 million at March 31, 2020, an increase of $86.8 million. The increase was mainly due to the origination of SBA PPP loans. At June 30, 2020, SBA PPP loans totaled $110.3 million which are included in the commercial business loan category. In addition, commercial real estate loans increased $19.7 million or 3.88%. These increases were offset by a decrease in real estate construction loans of $27.0 million, or 41.67%. Due to the timing of the completion of these real estate construction projects, balances may fluctuate in these categories. Once these projects are completed, these loans will roll to permanent financing and be classified within a category under other real estate mortgage. In addition, consumer loans decreased $4.4 million, or 5.03%. The Company also purchases the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area. These loans are purchased with servicing retained by the seller. At June 30, 2020, the Company’s purchased SBA loan portfolio was $70.9 million compared to $74.8 million at March 31, 2020. During the three months ended June 30, 2020, the Bank purchased $1.7 million of SBA loans, including premiums.

Deposits increased $168.3 million to $1.2 billion at June 30, 2020 compared to $990.4 million at March 31, 2020. The increase was due to proceeds from SBA PPP loans deposited directly into customer accounts and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. The Company had no wholesale-brokered deposits at June 30, 2020 and March 31, 2020. Core branch deposits accounted for 97.0% of total deposits at June 30, 2020 compared to 97.6% at March 31, 2020. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

FHLB advances increased to $30.0 million at June 30, 2020 compared to no advances at March 31, 2020. These advances were deployed to supplement the funding of SBA PPP loan originations.

Shareholders' equity decreased $1.4 million to $147.5 million at June 30, 2020 from $148.8 million at March 31, 2020. The decrease was mainly attributable to the repurchase of 295,900 shares of common stock totaling $1.4 million and the payment of cash dividends totaling $1.1 million. This decrease was offset by current period net income of $480,000 and an increase in the accumulated other comprehensive income related to the unrealized holding gains on securities available for sale, net of tax, of $663,000 for the three months ended June 30, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of June 30, 2020.

As of June 30, 2020, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Capital:
(To Risk-Weighted Assets)	$146,521	17.40%	$67,352	8.0%	$84,190	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	135,910	16.14	50,514	6.0	67,352	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	135,910	16.14	37,885	4.5	54,723	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	135,910	10.55	51,529	4.0	64,411	5.0

March 31, 2020
Total Capital:
(To Risk-Weighted Assets)	$145,949	17.01%	$68,630	8.0%	$85,787	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	135,196	15.76	51,472	6.0	68,630	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	135,196	15.76	38,604	4.5	55,762	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	135,196	11.79	45,851	4.0	57,313	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of June 30, 2020, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at June 30, 2020, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the OCC and the FDIC routinely examine the Bank’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s consolidated financial statements be adjusted in accordance with their findings. A future examination by the OCC or the FDIC could include a review of certain transactions or other amounts reported in the Company’s 2021 consolidated financial statements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2020, the Bank used its sources of funds primarily to fund loan commitments. At June 30, 2020, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $295.8 million, or 21.5% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, including FRB borrowings and FHLB advances consistent with its asset/liability objectives. At June 30, 2020, the Bank had no advances from the FRB and maintains a credit facility with the FRB with available borrowing capacity of $57.1 million, subject to sufficient collateral. At June 30, 2020, FHLB advances totaled $30.0 million and the Bank had an available borrowing capacity of $204.2 million, subject to sufficient collateral and stock investment. At June 30, 2020, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion. Additionally, the Board of Governors of the Federal Reserve System recently established the PPPLF to bolster the effectiveness of the SBA PPP. The Bank may utilize the PPPLF pursuant to approval from the FRB to which the Bank would pledge SBA PPP loans at face value as collateral to obtain FRB non-recourse. As of June 30, 2020, the Bank did not utilize and seek approval under the PPPLF as it held a substantial cash and cash equivalent position as a result of SBA PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit customers increasing their balances due to COVID-19.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At June 30, 2020 and March 31, 2020, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $8.4 million, or 0.73% of total deposits, and $5.3 million, or 0.01% of total deposits, at June 30, 2020 and March 31, 2020, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At June 30, 2020 and March 31, 2020, the Company had no deposits through this listing service. Although the Company did not originate any internet-based deposits during the three months ended June 30, 2020, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank’s funding sources gives the Bank available liquidity of $769.0 million, or 55.8% of total assets at June 30, 2020.

At June 30, 2020, the Company had total commitments of $139.3 million, which includes commitments to extend credit of $8.3 million, unused lines of credit totaling $112.8 million, undisbursed construction loans totaling $16.1 million, and standby letters of credit totaling $2.0 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2020 totaled $80.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $44.4 million at June 30, 2020.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2020, Riverview Bancorp, Inc. had $7.6 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans were $1.3 million or 0.09% of total assets at June 30, 2020 compared with $1.4 million or 0.12% of total assets at March 31, 2020.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	June 30, 2020		March 31, 2020
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$197	2	$201
Commercial real estate	2	1,009	2	1,014
Multi-family	1	6	-	-
Consumer	11	76	9	180
Total	16	$1,288	13	$1,395

The allowance for loan losses was $17.1 million or 1.70% of total loans at June 30, 2020 compared to $12.6 million or 1.38% of total loans at March 31, 2020. The Company recorded a provision for loan losses of $4.5 million for the three months ended June 30, 2020. There was no provision for loan losses for the three months ended June 30, 2019. The increase in the allowance for loan losses was primarily due to the continued economic uncertainty associated with the COVID-19 pandemic and the affect the pandemic has had on the respective industry exposures within our loan portfolio. The provision for loan losses was necessary due to the evolving uncertainly around the COVID-19 pandemic, the future phased reopenings and what the ultimate impact the government stimulus payments will have on the economy. The $110.3 million balance of SBA PPP loans were omitted from the allowance for loan losses at June 30, 2020 as these loans are fully guaranteed by the SBA and management expects that a majority of SBA PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA, which in turn, the SBA will reimburse the Bank for the amount forgiven.

The coverage ratio of allowance for loan losses to nonperforming loans was 1325.78% at June 30, 2020 compared to 904.95% at March 31, 2020. At June 30, 2020, the Company identified $1.1 million or 88.85% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at June 30, 2020 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in national and local economic conditions (including declines as a result of the COVID-19 pandemic), results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows and the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. All of the Company’s TDRs were paying as agreed at June 30, 2020 except for one commercial real estate loan totaling $851,000. The related amount of interest income recognized on TDRs was $53,000 and $56,000 for the three months ended June 30, 2020 and 2019, respectively.

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

The CARES Act, signed into law on March 27, 2020, amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. As of June 30, 2020, the Company had approved 141 loan modifications qualifying under the CARES Act related to the COVID-19 pandemic with an outstanding loan balance, net of deferred fees totaling $171.7 million which consisted of deferral of regularly scheduled principal and interest payments for three months. Loan modifications in accordance with the CARES Act are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2020	March 31, 2020

Loans accounted for on a non-accrual basis:
Commercial business	$197	$201
Other real estate mortgage	1,009	1,014
Consumer	71	180
Total	1,277	1,395
Accruing loans which are contractually past due 90 days or more	11	-
Total nonperforming assets	$1,288	$1,395

Foregone interest on non-accrual loans (1)	$17	$75
Total nonperforming loans to total loans	0.13%	0.15%
Total nonperforming loans to total assets	0.09%	0.12%
Total nonperforming assets to total assets	0.09%	0.12%

(1) Three months ended June 30, 2020 and year ended March 31, 2020.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Other Oregon	Southwest Washington	Other	Total
June 30, 2020

Commercial business	$-	$197	$-	$197
Commercial real estate	850	159	-	1,009
Multi-family	-	6	-	6
Consumer	-	57	19	76
Total nonperforming assets	$850	$419	$19	$1,288

March 31, 2020

Commercial business	$-	$201	$-	$201
Commercial real estate	851	163	-	1,014
Consumer	-	152	28	180
Total nonperforming assets	$851	$516	$28	$1,395

The composition of land acquisition and development and speculative and custom/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
June 30, 2020

Land acquisition and development	$2,125	$1,818	$10,462	$14,405
Speculative and custom/presold construction	390	-	9,202	9,592
Total	$2,515	$1,818	$19,664	$23,997

March 31, 2020

Land acquisition and development	$2,124	$1,834	$10,068	$14,026
Speculative and custom/presold construction	282	-	11,745	12,027
Total	$2,406	$1,834	$21,813	$26,053

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	June 30, 2020		March 31, 2020
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$122	3	$147
Commercial real estate	1	3,564	-	-
Multi-family	3	34	3	34
Total	6	$3,720	6	$181

At June 30, 2020, loans delinquent 30 - 89 days were 0.07% of total loans compared to 0.03% at March 31, 2020 and were comprised mainly of commercial business and consumer loans. There were no loans 30 - 89 days delinquent in the commercial real estate (“CRE”) portfolio. CRE loans represented the largest portion of the loan portfolio at 52.61% of total loans and commercial business represented 28.11% of total loans.

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

As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company completed a qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at June 30, 2020. If adverse economic conditions or the recent decrease in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition. However, such an impairment would not impact the Company’s liquidity, operations or regulatory capital.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

Net Income. Net income was $480,000, or $0.02 per diluted share for the three months ended June 30, 2020, compared to $4.2 million, or $0.18 per diluted share for same prior year period. The Company’s net income decreased primarily as a result of the increased provision for loan losses of $4.5 million in addition to a decrease in non-interest income which was partially offset by a decrease in non-interest expense.

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

Net interest income for the three months ended June 30, 2020 was $11.1 million, a decrease of $342,000 from $11.5 million during the same prior year period. The net interest margin for the three months ended June 30, 2020 was 3.65% compared to 4.33% for the three months ended June 30, 2019. This decrease in the net interest margin was primarily the result of the decrease in the average yield on interest-earning assets partially offset by the decrease in interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2020 decreased $318,000 to $12.2 million compared to $12.6 million for the same period in the prior year. The modest decrease was due primarily to the 72 basis point decrease on interest earning assets to 4.02% for the three months ended June 30, 2020 compared to 4.74% for the three months ended June 30, 2019. Interest and dividend income included $666,000 of interest income and fees earned related to SBA PPP loans for the three months ended June 30, 2020 compared to none in the same period in the prior year.

The average balance of net loans increased $109.4 million to $986.8 million for the three months ended June 30, 2020 from $877.4 million for the same period in the prior year due to SBA PPP loans. For the three months ended June 30, 2020, the average balance of SBA PPP loans was $84.8 million and the average yield was 3.15%. Although the average balance of loans increased, the average yield on net loans decreased and was 4.69% for the three months ended June 30, 2020 compared to 5.30% for the same period in the prior year due primarily to the decreases in short-term rates over the last year, including the emergency 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic and secondarily due to the impact of SBA PPP loans. The impact of SBA PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met. This decrease in the average yield on net loans was the primary reason for overall decrease in interest and dividend income.

Interest Expense. Interest expense totaled $1.1 million for both the three months ended June 30, 2020 and 2019. Interest expense on deposits increased $507,000 to $858,000 for the three months ended June 30, 2020 compared to $351,000 for the same period in the prior year. The weighted average interest rate on interest-bearing deposits increased 23 basis points to 0.45% for the three months ended June 30, 2020 compared to 0.22% for the same period in the prior year. The increase in the weighted average interest rate on regular savings accounts and certificates of deposits contributed primarily to the overall increase in the expense related to interest-bearing deposits. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest-earning assets. The average balance of interest-bearing deposits increased $116.1 million to $758.6 million for the three months ended June 30, 2020 compared to $642.5 million for the same period in the prior year due primarily to proceeds from SBA PPP loans deposited directly into customer accounts and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19.

Offsetting the increase in interest expense on deposits was a decrease in interest expense on borrowings which decreased $483,000 to $252,000 for the three months ended June 30, 2020 compared to $735,000 for the same period in the prior year. The weighted average interest rate on other interest-bearing liabilities decreased 140 basis points to 2.02% for the three months ended June 30, 2020 compared to 3.42% for the same period in the prior year. The average balance of other interest-bearing liabilities decreased $36.4 million to $50.1 million for the three months ended June 30, 2020 compared to $86.5 million for the same period in the prior year. Overall, total interest expense remained comparable as the impact from the five basis points decrease in the weighted average interest rate on interest-bearing liabilities to 0.55% from 0.60% offset the $79.7 million increase in the total average interest-bearing liabilities to $808.7 million from $729.0 million for the three months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$710,158	$8,962	5.06%	$689,054	$9,269	5.41%
Non-mortgage loans	276,658	2,566	3.72	188,373	2,285	4.88
Total net loans (1)	986,816	11,528	4.69	877,427	11,554	5.30

Investment securities (2)	139,585	679	1.95	177,644	927	2.10
Daily interest-earning assets	134	-	-	110	-	-
Other earning assets	96,151	37	0.15	11,066	87	3.16
Total interest-earning assets	1,222,686	12,244	4.02	1,066,247	12,568	4.74

Non-interest-earning assets:
Office properties and equipment, net	17,502			15,439
Other non-interest-earning assets	78,702			69,689
Total assets	$1,318,890			$1,151,375

Interest-bearing liabilities:
Regular savings accounts	$239,732	215	0.36	$150,472	115	0.31
Interest checking accounts	201,891	27	0.05	182,094	25	0.06
Money market accounts	181,493	53	0.12	222,679	66	0.12
Certificates of deposit	135,465	563	1.67	87,215	145	0.67
Total interest-bearing deposits	758,581	858	0.45	642,460	351	0.22

Other interest-bearing liabilities	50,134	252	2.02	86,516	735	3.42
Total interest-bearing liabilities	808,715	1,110	0.55	728,976	1,086	0.60

Non-interest-bearing liabilities:
Non-interest-bearing deposits	346,959			278,098
Other liabilities	12,509			7,709
Total liabilities	1,168,183			1,014,783
Shareholders’ equity	150,707			136,592
Total liabilities and shareholders’ equity	$1,318,890			$1,151,375
Net interest income		$11,134			$11,482
Interest rate spread			3.47%			4.14%
Net interest margin			3.65%			4.33%
Ratio of average interest-earning assets to average interest-bearing liabilities			151.19%			146.27%

Tax equivalent adjustment (3)		$6			$12

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended June 30, 2020 vs 2019
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$288	$(595)	$(307)
Non-mortgage loans	909	(628)	281
Investment securities (1)	(186)	(62)	(248)
Other earning assets	103	(153)	(50)
Total interest income	1,114	(1,438)	(324)

Interest Expense:
Regular savings accounts	78	22	100
Interest checking accounts	4	(2)	2
Money market accounts	(13)	-	(13)
Certificates of deposit	114	304	418
Other interest-bearing liabilities	(245)	(238)	(483)
Total interest expense	(62)	86	24
Net interest income	$1,176	$(1,524)	$(348)

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

In accordance with GAAP, loans acquired from MBank during the fiscal year ended March 31, 2017 were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $994,000 and $1.1 million at June 30, 2020 and March 31, 2020, respectively.

The provision for loan losses was $4.5 million for the three months ended June 30, 2020 compared to no provision for loan losses for the three months ended June 30, 2019. The provision for loan losses for the three months ended June 30, 2020 is based primarily upon the continued economic uncertainty associated with the COVID-19 pandemic and the affect the pandemic has had on the respective industry exposures within our loan portfolio. The provision for loan losses was necessary due to the evolving uncertainly around the COVID-19 pandemic, the future phased reopenings and what the ultimate impact the government stimulus payments will have on the economy.

Net charge-offs totaled $48,000 and $15,000 for the three months ended June 30, 2020 and 2019, respectively. Annualized net charge-offs to average net loans was 0.02% and 0.01% for the three months ended June 30, 2020 and 2019, respectively. Nonperforming loans were $1.3 million at June 30, 2020, compared to $1.5 million at June 30, 2019. The ratio of allowance for loan losses to nonperforming loans was 1325.78% at June 30, 2020 compared to 785.31% at June 30, 2019. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of June 30, 2020, the Company had identified $5.2 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $5.1 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At June 30, 2020, charge-offs on these impaired loans totaled $460,000 from their original loan balances. The remaining $134,000 of impaired loans has specific valuation allowances totaling $11,000 at June 30, 2020.

Non-Interest Income. Non-interest income decreased $513,000 to $2.6 million for the three months ended June 30, 2020 compared to $3.1 million in the same period in the prior year. The decrease in non-interest income was primarily due to the decrease in fees and service charges of $239,000 to $1.4 million for the three months ended June 30, 2020 compared to $1.6 million in the same period in the prior year reflecting primarily from a decrease in transactions due to a change in customer spending habits during the COVID-19 pandemic. Additionally, the decrease in non-interest income was primarily due to the decrease in asset management fees of $169,000 to $974,000 for the three months ended June 30, 2020 compared to $1.1 million the same period in the prior year reflecting the downturn in the stock market and the economy. Furthermore, net gains on sales of loans held for sale decreased $68,000 to $28,000 and $96,000 respectively, for the three months ended June 30, 2020 compared to the same period in the prior year.

Non-Interest Expense. Non-interest expense decreased $509,000 to $8.7 million for the three months ended June 30, 2020 compared to $9.2 million in the same period in the prior year. The decrease was primarily due to a decrease in salaries and employee benefits of $523,000 which is mainly attributable to the loan origination cost offset related to the origination of the SBA PPP loans. In addition, advertising and marketing expenses decreased $81,000 primarily due to reduced opportunities for community sponsorships and cancellations of sponsored events due to COVID-19 restrictions. FDIC insurance premium decreased $32,000 for the three months ended June 30, 2020 as the Bank utilized its remaining FDIC credits for previously paid deposit insurance premiums of $44,000 to partially offset current assessments for the three months ended June 30, 2020. Partially offsetting these decreases was an increase in occupancy and depreciation expense of $130,000 for the three months ended June 30, 2020 compared to the same period in the prior year due to continued investments into enhancing our information technology infrastructure and technology expenditures incurred as a result of employees working from home during the COVID-19 pandemic.

Income Taxes. The provision for income taxes was $86,000 and $1.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively due to lower pre-tax income. Income before income taxes was $566,000 and $5.4 million for the three months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was 15.2% and 22.5%, respectively. The decrease in the effective tax rate is primarily due to investments in tax-exempt bank owned life insurance. As of June 30, 2020, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At June 30, 2020, the Company had a net deferred tax asset of $3.1 million compared to $3.3 million at March 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2020 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2020 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2020 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended June 30, 2020, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-K for the year ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Stock Repurchase Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
April 1, 2020				295,900
April 1, 2020 – April 30, 2020	295,900	$4.85	295,900	-
May 1, 2020 – May 31, 2020	-	-	-	-
June 1, 2020 – June 30, 2020	-	-	-	-
Total	295,900	$4.85	295,900	-

On February 27, 2020, the Company announced that its Board of Directors adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 500,000 shares of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in private negotiated transactions, over a period beginning March 12, 2020 continuing until the earlier of the completion of the repurchase or the next six months, depending on market conditions. During the quarter ended June 30, 2020, the Company repurchased 295,900 shares under the repurchase authorization, leaving none available for future repurchase. At June 30, 2020, the Company had repurchased the 500,000 shares authorized for repurchase at an average price of $4.89 per share.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
4.1	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox, Kim J. Capeloto and Steven P. Plambeck (3)
10.2	Form of Change in Control Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox, Kim J. Capeloto and Steven P. Plambeck (3)
10.3	Form of Employment Agreement between the Company and Chris P. Cline (4)
10.4	Form of Change in Control Agreement between the Company and Chris P. Cline (4)
10.5	Employee Stock Ownership Plan (5)
10.6	2003 Stock Option Plan (6)
10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.9	Deferred Compensation Plan (8)
10.10	2017 Equity Incentive Plan (9)
10.11	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
10.12	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
10.13	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
10.14	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2020 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(9)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Kevin J. Lycklama	By:	/S/ David Lam
	Kevin J. Lycklama		David Lam
	President and Chief Executive Officer		Executive Vice President and
	Director		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 14, 2020	Date:	August 14, 2020