Form 10-Q
period 2020-09-30
RIVERVIEW BANCORP INC
filed 2020-11-13
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 000-22957

RIVERVIEW BANCORP, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900, Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 693-6650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	RVSB	The NASDAQ Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,336,235 shares outstanding as of November 13, 2020.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2020 and March 31, 2020	2

	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2020 and 2019	3

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2020 and 2019	4

	Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended September 30, 2020 and 2019	5

	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2020 and 2019	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4:	Controls and Procedures	43

Part II.	Other Information	44-45

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		46

Certifications
	Exhibit 31.1 Exhibit 31.2 Exhibit 32

Forward-Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the novel coronavirus of 2019 (“COVID-19”) pandemic, including on Riverview’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to originate loans for sale and sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company’s ability to attract and retain deposits; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames; future goodwill impairment due to changes in Riverview’s business, changes in market conditions, including as a result of the COVID-19 pandemic or other factors; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards; including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services including as a result of COVID-19; and the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 AND MARCH 31, 2020

(In thousands, except share and per share data) (Unaudited)	September 30, 2020	March 31, 2020
ASSETS
Cash and cash equivalents (including interest-earning accounts of $226,583 and $27,866)	$238,016	$41,968
Certificates of deposit held for investment	249	249
Loans held for sale	-	275
Investment securities:
Available for sale, at estimated fair value	126,273	148,291
Held to maturity, at amortized cost (estimated fair value of $24 and $28)	24	28
Loans receivable (net of allowance for loan losses of $18,866 and $12,624)	956,308	898,885
Prepaid expenses and other assets	16,018	7,452
Accrued interest receivable	5,341	3,704
Federal Home Loan Bank stock (“FHLB”), at cost	2,620	1,420
Premises and equipment, net	17,296	15,570
Financing lease right-of-use assets (“ROU”)	1,470	1,508
Deferred income taxes, net	3,076	3,277
Mortgage servicing rights, net	128	191
Goodwill	27,076	27,076
Core deposit intangible (“CDI”), net	689	759
Bank owned life insurance (“BOLI”)	30,587	30,155
TOTAL ASSETS	$1,425,171	$1,180,808

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits	$1,199,972	$990,448
Accrued expenses and other liabilities	16,087	11,783
Advanced payments by borrowers for taxes and insurance	1,011	703
FHLB advances	30,000	-
Junior subordinated debentures	26,705	26,662
Finance lease liability	2,350	2,369
Total liabilities	1,276,125	1,031,965

COMMITMENTS AND CONTINGENCIES (See Note 14)

SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 shares authorized
September 30, 2020 – 22,336,235 shares issued and outstanding	222	225
March 31, 2020 – 22,748,385 shares issued and 22,544,285 shares outstanding
Additional paid-in capital	63,420	64,649
Retained earnings	82,666	81,870
Accumulated other comprehensive income	2,738	2,099
Total shareholders’ equity	149,046	148,843

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,425,171	$1,180,808

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$11,346	$11,893	$22,874	$23,447
Interest on investment securities – taxable	505	860	1,160	1,738
Interest on investment securities – nontaxable	17	36	35	73
Other interest and dividends	81	93	118	180
Total interest and dividend income	11,949	12,882	24,187	25,438

INTEREST EXPENSE:
Interest on deposits	657	660	1,515	1,011
Interest on borrowings	228	503	480	1,238
Total interest expense	885	1,163	1,995	2,249
Net interest income	11,064	11,719	22,192	23,189
Provision for loan losses	1,800	-	6,300	-
Net interest income after provision for loan losses	9,264	11,719	15,892	23,189

NON-INTEREST INCOME:
Fees and service charges	1,663	1,752	3,061	3,389
Asset management fees	883	1,090	1,857	2,233
Net gains on sales of loans held for sale	-	46	28	142
BOLI	242	204	432	397
Other, net	31	77	64	144
Total non-interest income, net	2,819	3,169	5,442	6,305

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,379	5,697	10,571	11,412
Occupancy and depreciation	1,457	1,277	2,907	2,597
Data processing	697	669	1,358	1,349
Amortization of CDI	35	41	70	81
Advertising and marketing	110	298	239	508
FDIC insurance premium	84	-	132	80
State and local taxes	204	174	408	369
Telecommunications	85	76	171	162
Professional fees	321	263	641	588
Other	464	508	1,024	1,051
Total non-interest expense	8,836	9,003	17,521	18,197

INCOME BEFORE INCOME TAXES	3,247	5,885	3,813	11,297
PROVISION FOR INCOME TAXES	704	1,351	790	2,571
NET INCOME	$2,543	$4,534	$3,023	$8,726

Earnings per common share:
Basic	$0.11	$0.20	$0.14	$0.39
Diluted	0.11	0.20	0.14	0.38
Weighted average number of common shares outstanding:
Basic	22,261,709	22,643,103	22,259,201	22,631,406
Diluted	22,276,312	22,702,696	22,276,308	22,694,067

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2020 AND 2019

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands) (Unaudited)	2020	2019	2020	2019
Net income	$2,543	$4,534	$3,023	$8,726

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities arising
during the period, net of tax of $8, ($223), ($201) and ($898), respectively	(24)	712	639	2,847

Total comprehensive income, net	$2,519	$5,246	$3,662	$11,573

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands, except share and per share data) (Unaudited)	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income (Loss)

For the three months ended September 30, 2019

Balance July 1, 2019	22,705,385	$226	$65,326	$73,602	$(491)	$138,663

Net income	-	-	-	4,534	-	4,534
Cash dividends on common stock ($0.045 per share)	-	-	-	(1,024)	-	(1,024)
Exercise of stock options	43,000	1	164	-	-	165
Stock-based compensation expense	-	-	69	-	-	69
Other comprehensive income, net	-	-	-	-	712	712
Balance September 30, 2019	22,748,385	$227	$65,559	$77,112	$221	$143,119

For the six months ended September 30, 2019

Balance April 1, 2019	22,607,712	$226	$65,094	$70,428	$(2,626)	$133,122

Net income	-	-	-	8,726	-	8,726
Cash dividends on common stock ($0.090 per share)	-	-	-	(2,042)	-	(2,042)
Exercise of stock options	58,000	1	216	-	-	217
Restricted stock grants	82,673	-	-	-	-	-
Stock-based compensation expense	-	-	249	-	-	249
Other comprehensive income, net	-	-	-	-	2,847	2,847
Balance September 30, 2019	22,748,385	$227	$65,559	$77,112	$221	$143,119

For the three months ended September 30, 2020

Balance July 1, 2020	22,245,472	$222	$63,254	$81,240	$2,762	$147,478

Net income	-	-	-	2,543	-	2,543
Cash dividends on common stock ($0.05 per share)	-	-	-	(1,117)	-	(1,117)
Restricted stock grants	90,763	-	-	-	-	-
Stock-based compensation expense	-	-	166	-	-	166
Other comprehensive loss, net	-	-	-	-	(24)	(24)
Balance September 30, 2020	22,336,235	$222	$63,420	$82,666	$2,738	$149,046

For the six months ended September 30, 2020

Balance April 1, 2020	22,544,285	$225	$64,649	$81,870	$2,099	$148,843

Net income	-	-	-	3,023	-	3,023
Cash dividends on common stock ($0.10 per share)	-	-	-	(2,227)	-	(2,227)
Exercise of stock options	5,000	-	9	-	-	9
Stock repurchased	(295,900)	(3)	(1,444)	-	-	(1,447)
Restricted stock grants	90,763	-	-	-	-	-
Restricted stock cancelled	(7,913)	-	-	-	-	-
Stock-based compensation expense	-	-	206	-	-	206
Other comprehensive income, net	-	-	-	-	639	639
Balance September 30, 2020	22,336,235	$222	$63,420	$82,666	$2,738	$149,046

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands) (Unaudited)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,023	$8,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,513	1,496
Purchased loans amortization, net	122	181
Provision for loan losses	6,300	-
Stock-based compensation expense	206	249
Increase in deferred loan origination fees, net of amortization	2,351	96
Origination of loans held for sale	(913)	(4,786)
Proceeds from sales of loans held for sale	1,214	5,477
Net gains on loans held for sale and sales of premises and equipment	(23)	(216)
Income from BOLI	(432)	(397)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(2,752)	2,001
Accrued interest receivable	(1,637)	92
Accrued expenses and other liabilities	(1,429)	(677)
Net cash provided by operating activities	7,543	12,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(62,370)	1,530
Purchases of loans receivable	(3,826)	(6,992)
Principal repayments on investment securities available for sale	19,105	14,515
Proceeds from calls of investment securities available for sale	3,000	3,000
Principal repayments on investment securities held to maturity	4	4
Purchases of premises and equipment and capitalized software	(2,338)	(599)
Redemption of certificates of deposit held for investment	-	498
Redemption (purchases) of FHLB stock, net	(1,200)	2,264
Proceeds from sales of real estate owned (“REO”) and premises and equipment	-	81
Net cash provided by (used in) investing activities	(47,625)	14,301

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	209,524	57,217
Dividends paid	(2,245)	(1,923)
Proceeds from borrowings	30,000	214,897
Repayment of borrowings	-	(271,483)
Net increase in advance payments by borrowers for taxes and insurance	308	486
Principal payments on finance lease liability	(19)	(16)
Proceeds from exercise of stock options	9	217
Repurchase of common stock	(1,447)	-
Net cash provided by (used in) financing activities	236,130	(605)

NET INCREASE IN CASH AND CASH EQUIVALENTS	196,048	25,938
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,968	22,950
CASH AND CASH EQUIVALENTS, END OF PERIOD	$238,016	$48,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,901	$2,202
Income taxes	2,292	1,482

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,117	$1,023
Net unrealized holding gain from available for sale investment securities	840	3,745
Income tax effect related to other comprehensive income	(201)	(898)
ROU lease assets obtained in exchange for operating lease liabilities	5,833	5,603

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2020 (“2020 Form 10-K”). The unaudited consolidated results of operations for the six months ended September 30, 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2021.

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

The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc., and the Bank’s majority-owned subsidiary, Riverview Trust Company (the “Trust Company”) (collectively referred to as the “Company”). All inter-company transactions and balances have been eliminated in consolidation. For the period from April 1, 2017 through December 2019, the Trust Company was a wholly-owned subsidiary of the Bank. In December 2019, the Trust Company issued 1,500 shares of Trust Company stock in conjunction with the exercise of 1,500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer. As a result of this transaction, the Bank’s ownership in the Trust Company decreased from 100% to 98%, resulting in a noncontrolling interest. The noncontrolling interest was $112,000 as of September 30, 2020, and net income attributable to the noncontrolling interest was $2,000 and $5,000 for the three and six months ended September 30, 2020, respectively. These amounts are not presented separately in the accompanying consolidated financial statements due to their insignificance.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, considering the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the six months ended September 30, 2020 and 2019. As of September 30, 2020, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the six months ended September 30, 2020 and 2019 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Six Months Ended September 30, 2020		Six Months Ended September 30, 2019
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	43,332	$2.69	101,332	$3.26
Options exercised	(5,000)	1.97	(58,000)	3.69
Balance, end of period	38,332	$2.78	43,332	$2.69

The following table presents information on stock options outstanding, less estimated forfeitures, as of September 30, 2020 and 2019:

	2020	2019
Stock options fully vested and expected to vest:
Number	38,332	43,332
Weighted average exercise price	$2.78	$2.69
Aggregate intrinsic value (1)	$52,000	$203,000
Weighted average contractual term of options (years)	2.60	3.30
Stock options fully vested and currently exercisable:
Number	38,332	43,332
Weighted average exercise price	$2.78	$2.69
Aggregate intrinsic value (1)	$52,000	$203,000
Weighted average contractual term of options (years)	2.60	3.30

(1)  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $17,000 and $238,000 for the six months ended September 30, 2020 and 2019, respectively, under the Stock Option Plans.

During the three months ended June 30, 2019, the Company granted 82,673 shares of restricted stock pursuant to the 2017 Plan of which vesting for 49,298 shares of restricted stock were time based and vesting for 33,375 shares of restricted stock were performance based subject to attaining certain performance metrics. The Company cancelled 7,913 shares of performance-based restricted stock during the quarter ended June 30, 2020 due to not achieving the underlying performance metrics. During the three months ended September 30, 2020, the Company granted 90,763 shares of restricted stock pursuant to the 2017 Plan of which vesting for 19,453 shares of restricted stock were time based and vesting for 71,310 shares of restricted stock were performance based subject to attaining certain performance metrics. Any potential cancellations of the 71,310 shares of performance-based restricted stock due to not achieving performance metrics will be determined at the end of fiscal year 2021.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $155,000 and $58,000 for the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation related to restricted stock grants was $184,000 and $227,000 for the six months ended September 30, 2020 and 2019, respectively. The unrecognized stock-based compensation related to restricted stock was $516,000 at September 30, 2020. The weighted average vesting period for the restricted stock was 2.12 years at September 30, 2020.

The following table presents the activity related to restricted stock as of September 30, 2020:

	Time Based		Performance Based		Total
	Number of Unvested Shares	Weighted Average Market Price	Number of Unvested Shares	Weighted Average Market Price	Number of Unvested Shares	Weighted Average Market Price
Balance, beginning of period	49,298	$8.35	33,375	$8.35	82,673	$8.35
Granted	19,453	4.17	71,310	4.17	90,763	4.17
Forfeited	-	-	-	-	-	-
Vested	(23,135)	8.35	-	-	(23,135)	8.35
Cancelled	-	-	(7,913)	8.35	(7,913)	8.35
Balance, end of period	45,616	$6.57	96,772	$5.27	142,388	$5.69

Trust Company Stock Options – At September 30, 2020 and 2019, there were 1,000 and 2,500 Trust Company stock options outstanding, respectively, which had been granted to the President and Chief Executive Officer of the Trust Company. During each of the three and six months ended September 30, 2020 and 2019, the Trust Company incurred $11,000 and $22,000, respectively of stock-based compensation expense related to these options. No Trust Company stock options were exercised during the six months ended September 30, 2020 and 2019. There were no Trust Company stock options granted during the six months ended September 30, 2020 and 2019. Unrecognized compensation expense related to the Trust Company stock options totaled $22,000 as of September 30, 2020.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the three and six months ended September 30, 2020 and 2019, there were no stock options excluded in computing diluted EPS.

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

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Basic EPS computation:
Numerator-net income	$2,543,000	$4,534,000	$3,023,000	$8,726,000
Denominator-weighted average common shares outstanding	22,261,709	22,643,103	22,259,201	22,631,406
Basic EPS	$0.11	$0.20	$0.14	$0.39
Diluted EPS computation:
Numerator-net income	$2,543,000	$4,534,000	$3,023,000	$8,726,000
Denominator-weighted average common shares outstanding	22,261,709	22,643,103	22,259,201	22,631,406
Effect of dilutive stock options	14,603	59,593	17,107	62,661
Weighted average common shares and common stock equivalents	22,276,312	22,702,696	22,276,308	22,694,067
Diluted EPS	$0.11	$0.20	$0.14	$0.38

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
Available for sale:
Municipal securities	$4,733	$277	$-	$5,010
Agency securities	3,006	4	(8)	3,002
Real estate mortgage investment conduits (1)	36,312	811	-	37,123
Residential mortgage-backed securities (1)	48,302	1,399	-	49,701
Other mortgage-backed securities (2)	30,318	1,201	(82)	31,437
Total available for sale	$122,671	$3,692	$(90)	$126,273

Held to maturity:
Residential mortgage-backed securities (3)	$24	$-	$-	$24

March 31, 2020
Available for sale:
Municipal securities	$4,740	$137	$-	$4,877
Agency securities	6,009	17	(10)	6,016
Real estate mortgage investment conduits (1)	42,663	1,128	-	43,791
Residential mortgage-backed securities (1)	58,700	1,415	(30)	60,085
Other mortgage-backed securities (2)	33,417	256	(151)	33,522
Total available for sale	$145,529	$2,953	$(191)	$148,291

Held to maturity:
Residential mortgage-backed securities (3)	$28	$-	$-	$28

(1) Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of September 30, 2020 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$1,004	$-	$-
Due after one year through five years	6,650	6,760	21	21
Due after five years through ten years	28,333	29,193	3	3
Due after ten years	86,688	89,316	-	-
Total	$122,671	$126,273	$24	$24

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2020

Available for sale:
Agency securities	$-	$-	$1,998	$(8)	$1,998	$(8)
Real estate mortgage investment conduits (1)	31	-	-	-	31	-
Other mortgage-backed securities (2)	-	-	4,536	(82)	4,536	(82)
Total available for sale	$31	$-	$6,534	$(90)	$6,565	$(90)

(1) Comprised of GNMA issued securities.
(2) Comprised of SBA issued securities.

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2020

Available for sale:
Agency securities	$1,998	$(10)	$-	$-	$1,998	$(10)
Residential mortgage-backed securities (1)	2,509	(22)	409	(8)	2,918	(30)
Other mortgage-backed securities (2)	11,726	(58)	4,911	(93)	16,637	(151)
Total available for sale	$16,233	$(90)	$5,320	$(101)	$21,553	$(191)

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three and six months ended September 30, 2020 and 2019. Investment securities available for sale with an amortized cost of $6.0 million and $6.6 million and an estimated fair value of $6.2 million and $6.8 million at September 30, 2020 and March 31, 2020, respectively, were pledged as collateral for government public funds held by the Bank. There were no held to maturity securities pledged as collateral for government public funds held by the Bank at September 30, 2020 and March 31, 2020.

6.	LOANS RECEIVABLE

Loans receivable are reported net of deferred loan fees. At September 2020, deferred loan fees totaled $6.5 million of which $2.8 million were related to the SBA’s Paycheck Protection Program (“PPP”) loans. At March 31, 2020, deferred loan fees totaled $4.1 million of which there were no deferred loan fees related to SBA PPP loans. Loans receivable are also reported net of discounts and premiums totaling $871,000 and $1.3 million, respectively, as of September 30, 2020, compared to $1.1 million and $1.5 million, respectively, as of March 31, 2020. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	September 30, 2020	March 31, 2020
Commercial and construction
Commercial business (1)	$281,670	$179,029
Commercial real estate	525,977	507,871
Land	14,531	14,026
Multi-family	49,878	58,374
Real estate construction	28,308	64,843
Total commercial and construction	900,364	824,143

Consumer
Real estate one-to-four family	71,940	83,150
Other installment	2,870	4,216
Total consumer	74,810	87,366

Total loans	975,174	911,509

Less: Allowance for loan losses	18,866	12,624
Loans receivable, net	$956,308	$898,885

(1) SBA PPP loans totaled $110.8 million and none at September 30, 2020 and March 31, 2020, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At September 30, 2020, loans carried at $516.2 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

Substantially all of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of September 30, 2020 and March 31, 2020, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended September 30, 2020	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,011	$11,323	$243	$879	$692	$1,281	$647	$17,076
Provision for (recapture of) loan losses	169	1,886	2	(134)	28	(116)	(35)	1,800
Charge-offs	-	-	-	-	-	(23)	-	(23)
Recoveries	-	-	-	-	-	13	-	13
Ending balance	$2,180	$13,209	$245	$745	$720	$1,155	$612	$18,866

Six months ended September 30, 2020	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,008	$6,421	$230	$854	$1,149	$1,363	$599	$12,624
Provision for (recapture of) loan losses	162	6,788	15	(109)	(429)	(140)	13	6,300
Charge-offs	-	-	-	-	-	(88)	-	(88)
Recoveries	10	-	-	-	-	20	-	30
Ending balance	$2,180	$13,209	$245	$745	$720	$1,155	$612	$18,866

Three months ended September 30, 2019

Beginning balance	$2,113	$4,889	$244	$699	$1,506	$1,346	$645	$11,442
Provision for (recapture of) loan losses	(62)	149	(25)	80	(125)	7	(24)	-
Charge-offs	-	-	-	-	-	(13)	-	(13)
Recoveries	-	-	-	-	-	7	-	7
Ending balance	$2,051	$5,038	$219	$779	$1,381	$1,347	$621	$11,436

Six months ended September 30, 2019

Beginning balance	$1,808	$5,053	$254	$728	$1,457	$1,447	$710	$11,457
Provision for (recapture of) loan losses	246	(15)	(35)	51	(76)	(82)	(89)	-
Charge-offs	(3)	-	-	-	-	(54)	-	(57)
Recoveries	-	-	-	-	-	36	-	36
Ending balance	$2,051	$5,038	$219	$779	$1,381	$1,347	$621	$11,436

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
September 30, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,180	$2,180	$129	$281,541	$281,670
Commercial real estate	-	13,209	13,209	2,349	523,628	525,977
Land	-	245	245	714	13,817	14,531
Multi-family	-	745	745	1,553	48,325	49,878
Real estate construction	-	720	720	-	28,308	28,308
Consumer	10	1,145	1,155	546	74,264	74,810
Unallocated	-	612	612	-	-	-
Total	$10	$18,856	$18,866	$5,291	$969,883	$975,174

March 31, 2020

Commercial business	$-	$2,008	$2,008	$139	$178,890	$179,029
Commercial real estate	-	6,421	6,421	2,378	505,493	507,871
Land	-	230	230	714	13,312	14,026
Multi-family	-	854	854	1,549	56,825	58,374
Real estate construction	-	1,149	1,149	-	64,843	64,843
Consumer	12	1,351	1,363	432	86,934	87,366
Unallocated	-	599	599	-	-	-
Total	$12	$12,612	$12,624	$5,212	$906,297	$911,509

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $35,000 and $37,000 for the six months ended September 30, 2020 and 2019, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

September 30, 2020	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable

Commercial business	$-	$-	$191	$191	$281,479	$281,670
Commercial real estate	-	-	1,005	1,005	524,972	525,977
Land	-	-	-	-	14,531	14,531
Multi-family	-	-	-	-	49,878	49,878
Real estate construction	-	-	-	-	28,308	28,308
Consumer	193	-	79	272	74,538	74,810
Total	$193	$-	$1,275	$1,468	$973,706	$975,174

March 31, 2020

Commercial business	$-	$-	$201	$201	$178,828	$179,029
Commercial real estate	-	-	1,014	1,014	506,857	507,871
Land	-	-	-	-	14,026	14,026
Multi-family	-	-	-	-	58,374	58,374
Real estate construction	-	-	-	-	64,843	64,843
Consumer	271	-	180	451	86,915	87,366
Total	$271	$-	$1,395	$1,666	$909,843	$911,509

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

September 30, 2020	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$281,036	$443	$191	$-	$-	$281,670
Commercial real estate	485,377	36,030	4,570	-	-	525,977
Land	14,531	-	-	-	-	14,531
Multi-family	49,804	41	33	-	-	49,878
Real estate construction	25,755	2,553	-	-	-	28,308
Consumer	74,731	-	79	-	-	74,810
Total	$931,234	$39,067	$4,873	$-	$-	$975,174

March 31, 2020

Commercial business	$177,399	$1,282	$348	$-	$-	$179,029
Commercial real estate	506,794	63	1,014	-	-	507,871
Land	14,026	-	-	-	-	14,026
Multi-family	58,295	45	34	-	-	58,374
Real estate construction	64,843	-	-	-	-	64,843
Consumer	87,186	-	180	-	-	87,366
Total	$908,543	$1,390	$1,576	$-	$-	$911,509

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

September 30, 2020	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$129	$-	$129	$164	$-
Commercial real estate	2,349	-	2,349	3,433	-
Land	714	-	714	749	-
Multi-family	1,553	-	1,553	1,657	-
Consumer	416	130	546	660	10
Total	$5,161	$130	$5,291	$6,663	$10
March 31, 2020

Commercial business	$139	$-	$139	$170	$-
Commercial real estate	2,378	-	2,378	3,405	-
Land	714	-	714	748	-
Multi-family	1,549	-	1,549	1,662	-
Consumer	295	137	432	543	12
Total	$5,075	$137	$5,212	$6,528	$12

	Three months ended September 30, 2020		Three months ended September 30, 2019
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$132	$-	$153	$-
Commercial real estate	2,356	15	2,424	16
Land	714	10	722	10
Multi-family	1,552	22	1,577	23
Consumer	485	10	451	7
Total	$5,239	$57	$5,327	$56

	Six months ended September 30, 2020		Six months ended September 30, 2019
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$134	$-	$155	$-
Commercial real estate	2,364	30	2,444	31
Land	714	20	724	20
Multi-family	1,551	44	1,584	45
Consumer	467	16	533	15
Total	$5,230	$110	$5,440	$111

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

	September 30, 2020			March 31, 2020
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$129	$129	$-	$139	$139
Commercial real estate	1,344	1,005	2,349	1,364	1,014	2,378
Land	714	-	714	714	-	714
Multi-family	1,553	-	1,553	1,549	-	1,549
Consumer	546	-	546	432	-	432
Total	$4,157	$1,134	$5,291	$4,059	$1,153	$5,212

At September 30, 2020, the Company had no commitments to lend additional funds on TDR loans. At September 30, 2020, all of the Company’s TDRs were paying as agreed except for one commercial real estate loan for $851,000.

There was one new TDR for the three and six months ended September 30, 2020. The new TDR is a consumer real estate loan secured by a one-to-four family property located in Northwest Oregon whereby the Company granted a three month payment deferral which extended the maturity date by three months. The recorded investment in the loan prior to modification and at September 30, 2020 was $129,000. There was one new TDR for the three and six months ended September 30, 2019. This TDR is a consumer real estate loan secured by a one-to-four family property located in Southwest Washington, whereby the Company granted a rate reduction to market interest rates and extended the maturity date by 10 years. The recorded investment in the loan prior to modification and at September 30, 2019 was $27,000 and $26,000, respectively.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act and related regulatory guidance provides that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be accounted for as a TDR. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Accordingly, the Company does not account for such loan modifications as TDRs. For additional information on these loan modifications, see Note 12 – New Accounting Pronouncements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Recent Developments Related to COVID-19-Loan Modifications.”

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

As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company completed a qualitative assessment of goodwill as of September 30, 2020, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value. If adverse economic conditions or the recent decrease in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

9.	FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	September 30, 2020	March 31, 2020
FHLB advances	$30,000	$-
Weighted average interest rate on FHLB advances (1)	0.31%	2.54%

(1) Computed based on the borrowing activity for the six months ended September 30, 2020 and the fiscal year ended March 31, 2020, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At September 30, 2020, based on collateral values, the Bank had additional borrowing capacity of $205.2 million from the FHLB.

FHLB advances are collateralized with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At September 30, 2020, loans carried at $399.1 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.7 million at both September 30, 2020 and March 31, 2020, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both September 30, 2020 and March 31, 2020, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at September 30, 2020 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.61%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.60%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	3.33%	6/2033
		27,836
Fair value adjustment (4)		(1,131)
Total Debentures		$26,705

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
September 30, 2020	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$5,010	$-	$5,010	$-
Agency securities	3,002	-	3,002	-
Real estate mortgage investment conduits	37,123	-	37,123	-
Residential mortgage-backed securities	49,701	-	49,701	-
Other mortgage-backed securities	31,437	-	31,437	-
Total assets measured at fair value on a recurring basis	$126,273	$-	$126,273	$-

March 31, 2020

Investment securities available for sale:
Municipal securities	$4,877	$-	$4,877	$-
Agency securities	6,016	-	6,016	-
Real estate mortgage investment conduits	43,791	-	43,791	-
Residential mortgage-backed securities	60,085	-	60,085	-
Other mortgage-backed securities	33,522	-	33,522	-
Total assets measured at fair value on a recurring basis	$148,291	$-	$148,291	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 for the six months ended September 30, 2020 and the year ended March 31, 2020.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
September 30, 2020	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$120	$-	$-	$120

March 31, 2020

Impaired loans	$125	$-	$-	$125

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2020 and March 31, 2020:

	Valuation Technique	Significant Unobservable Inputs	Range

Impaired loans	Appraised value Discounted cash flows	Adjustment for market conditions Discount rate	N/A(1) 8.0%

(1) There were no adjustments to appraised values of impaired loans as of September 30, 2020 and March 31, 2020.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

September 30, 2020	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$238,016	$238,016	$-	$-	$238,016
Certificates of deposit held for investment	249	-	264	-	264
Investment securities available for sale	126,273	-	126,273	-	126,273
Investment securities held to maturity	24	-	24	-	24
Loans receivable, net	956,308	-	-	946,171	946,171
FHLB stock	2,620	-	2,620	-	2,620

Liabilities:
Certificates of deposit	131,309	-	133,063	-	133,063
FHLB advances	30,000	-	30,000	-	30,000
Junior subordinated debentures	26,705	-	-	12,559	12,559

	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
March 31, 2020
Assets:
Cash and cash equivalents	$41,968	$41,968	$-	$-	$41,968
Certificates of deposit held for investment	249	-	258	-	258
Loans held for sale	275	-	275	-	275
Investment securities available for sale	148,291	-	148,291	-	148,291
Investment securities held to maturity	28	-	28	-	28
Loans receivable, net	898,885	-	-	889,398	889,398
FHLB stock	1,420	-	1,420	-	1,420

Liabilities:
Certificates of deposit	134,941	-	136,997	-	136,997
Junior subordinated debentures	26,662	-	-	12,127	12,127

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. ASU 2020-04 permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. The Company’s current interest rates on its junior subordinated debentures are based upon the three-month LIBOR plus a spread. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of September 30, 2020. The adoption of ASU 2020-04 is not expected to have a material impact on the Company’s future consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph FASB Accounting Standards Codification (“ASC”) 310-20-35-33 for each reporting period. ASU 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU 2020-08 is not expected to have a material impact on the Company’s future consolidated financial statements.

The CARES Act, signed into law on March 27, 2020, amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency by the President or (b) December 31, 2020. As of September 30, 2020, the Company’s modifications totaled 13 loans related to the COVID-19 pandemic with an outstanding loan balance, net of deferred fees, totaling $49.7 million. Loan modifications in accordance with the CARES Act are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

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

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Asset management fees	$883	$1,090	$1,857	$2,233
Debit card and ATM fees	816	825	1,516	1,645
Deposit related fees	398	573	751	1,132
Loan related fees	294	179	529	272
BOLI (1)	242	204	432	397
Net gains on sales of loans held for sale (1)	-	46	28	142
FHLMC loan servicing fees (1)	21	39	49	82
Other, net	165	213	280	402
Total non-interest income	$2,819	$3,169	$5,442	$6,305

(1) Not within the scope of ASC 606

For the three and six months ended September 30, 2020 and 2019, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

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

Contract Balances

As of September 30, 2020, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

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

Significant off-balance sheet commitments at September 30, 2020 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$14,263
Fixed-rate	24,988
Standby letters of credit	2,055
Undisbursed loan funds and unused lines of credit	121,298
Total	$162,604

At September 30, 2020, the Company had no commitments to sell residential loans to the FHLMC.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At September 30, 2020, loans under warranty totaled $82.9 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. At September 30, 2020, the Company had no commitments to sell residential loans to the FHLMC as the Company has transitioned to a model where mortgage loan originations are brokered to third-party mortgage companies. The Company believes that the potential for loss under these arrangements is remote. At September 30, 2020, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the six months ended September 30, 2020 and 2019.

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

The Company has a finance lease for the shell of the building constructed as the Company's operations center which expires in November 2039. The Company is also obligated under various noncancelable operating lease agreements for land, buildings and equipment that require future minimum rental payments. For operating each lease, the Company records an operating lease right-of-use asset (representing the right to use the underlying asset for the lease term) and an operating lease liability (representing the obligation to make lease payments required under the terms of the lease). Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate – derived from information available at the lease commencement date – as the discount rate when determining the present value of lease payments. The Company does not have any operating leases with an initial term of 12 months or less. Certain operating leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Certain operating leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. Lease extensions are not reasonably certain and the Company generally does not include payments occurring during option periods in the calculation of its operating lease right-of-use assets and operating lease liabilities. The Company adopted the requirements of ASC 842 effective April 1, 2019, which required the Company to record in the consolidated balance sheet operating lease right-of-use assets and operating lease liabilities for leases with an initial term of more than 12 months that existed as of April 1, 2019. The periods prior to the date of adoption are accounted for under superseded ASC 840; therefore, the following disclosures include only the period for which ASC 842 was effective.

The table below presents the lease right-of-use assets and lease liabilities recorded in the consolidated balance sheet for the periods indicated (in thousands):

Leases	September 30, 2020		March 31, 2020		Classification in the consolidated balance sheets
Finance lease ROU assets	$1,470		$1,508		Financing lease ROU assets
Finance lease liability	$2,350		$2,369		Finance lease liability
Finance lease remaining lease term	19.18	years	19.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$9,090		$3,949		Prepaid expenses and other assets
Operating lease liabilities	$9,511		$4,046		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	8.40	years	3.92	years
Operating lease weighted-average discount rate	1.84%		2.77%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income, for the periods indicated (in thousands):

Lease Costs	Three months ended September 30, 2020	Six months ended September 30, 2020
Finance lease amortization of right-of-use asset	$19	$38
Finance lease interest on lease liability	42	85
Operating lease costs	302	651
Variable lease costs	52	105
Total lease cost (1)	$415	$879
(1) income related to sub-lease activity is not significant and not presented herein.

Lease Costs	Three months ended September 30, 2019	Six months ended September 30, 2019
Finance lease amortization of right-of-use asset	$19	$38
Finance lease interest on lease liability	43	86
Operating lease costs	396	791
Variable lease costs	52	105
Total lease cost (1)	$510	$1,020
(1) income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $330,000 and $723,000 for the three and six months ended September 30, 2020, respectively, compared to $443,000 and $870,000 for the three and six months ended September 30, 2019, respectively. During the three and six months ended September 30, 2020, the Company recorded operating lease right-of-use assets that were exchanged for operating lease liabilities of $5.0 million and $5.8 million, respectively. The Company did not record any operating lease right-of-use assets that were exchanged for operating lease liabilities during the three and six months ended September 30, 2019.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s operating lease liabilities as of September 30, 2020 (in thousands):

Year Ending March 31:	Operating Leases	Finance Lease
Remaining of 2021	$685	$105
2022	1,374	212
2023	1,200	215
2024	1,216	219
2025	1,218	222
Thereafter	4,555	3,400
Total minimum lease payments	10,248	4,373
Less: amount of lease payment representing interest	(737)	(2,023)
Lease liabilities	$9,511	$2,350

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

Paycheck Protection Program ("PPP") Participation – The Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”) was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under the PPP, a new loan program. The deadline for PPP loan applications was August 8, 2020. The goal of the PPP was to avoid as many layoffs as possible and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. Under terms of the PPP, all PPP loans have: (a) an interest rate of 1.0% and (b) a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the borrower’s business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The PPP loans that were originated consisted primarily of existing customers who are small to midsize businesses as well as independent contractors, sole proprietors, partnerships and not-for-profits as allowed under the PPP guidance. We began processing applications for PPP loan forgiveness during the second fiscal quarter of 2020 and will continue working with our customers to assist them with accessing other borrowing options, including SBA and other government sponsored lending programs, as appropriate.

As of September 30, 2020, the total outstanding loan balance and unamortized fees related to SBA PPP loans totaled $113.5 million and $2.7 million, respectively, with an average loan amount of $147,000. There were no PPP loans approved awaiting funding as of September 30, 2020. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) five percent for loans of not more than $350,000; (ii) three percent for loans of more than $350,000 and less than $2,000,000; and one percent for loans of at least $2,000,000. We may not collect any fees from the loan applicants.

We may utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company will pledge its PPP loans at face value as collateral to obtain FRB non-recourse borrowings. See “Liquidity and Capital Resources” below for additional information.

Loan Modifications –

As of September 30, 2020, the Bank’s loan portfolio exposures to industries most affected by the COVID-19 pandemic were as follows (dollars in thousands):

	Balance	Percent to total loans	Weighted Average Loan-To-Value Percentage	Weighted Average Debt-Service- Coverage Ratio

Hotel/Motel	$107,543	11.0%	50.92%	1.90
Retail strip centers	79,155	8.1	53.14	1.56
Restaurant/fast food	14,847	1.5	56.86	1.58

The Company is continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. The Company has made available the following short-term relief option to all borrowers affected by COVID-19:

•	Interest only payments or full payment deferrals for up to 90 days upon request with an extension for another 90 days upon submission of specified documentation and recovery plans;
•	Loan re-amortization, especially in cases where significant prepayments of principal have occurred and to provide for continuing payment reduction at the end of the 180-day deferment period;
•	Covenant waivers and resets; and
•	Extension of up to six months on loans maturing prior to December 31, 2020.

All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

As of September 30, 2020, the Company had approved payment deferrals for 13 commercial loans that were impacted by the COVID-19 pandemic totaling $49.7 million which consisted of deferral of regularly scheduled principal and interest payments which is a significant decrease compared to June 30, 2020 when the Company had 98 commercial loans totaling $161.6 million. In general, the payment deferral period for these loans was 90 days. In certain situations, depending on economic conditions, extensions to the initial payment deferral periods were necessary. Subsequent to September 30, 2020, the Company approved three new payment deferrals for 90 days totaling $1.1 million. As of September 30, 2020, four consumer and mortgage loans totaling $471,000 were approved for payment deferrals which is a significant decrease compared to June 30, 2020 when the Company had 43 consumer loans totaling $10.1 million. Furthermore, three mortgage loans serviced for FHLMC totaling $916,000 were approved for payment deferrals. These modifications were not classified as TDRs in accordance with the guidance of the CARES Act and subsequent bank regulatory guidance.

The primary method of relief granted by the Company has been to allow the borrower to defer their loan payments for up to 90 days with a possibility depending on economic conditions to defer their loan payments for an additional 90 days subject to an evaluation by the Company prior to granting the additional 90 day deferral. After the deferral period, normal loan payments will continue, however, payments will be applied first to interest until the deferred interest is repaid and thereafter applied to both principal and interest with any deficiency in amortized principal payments added to the balloon payment due at maturity. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

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

The COVID-19 pandemic has caused significant disruptions to our branch operations resulting in the implementation of various social distancing measures at the Company to address client and community needs. To ensure the safety of our customers and employees, we encourage our customers to utilize services that are offered through drive up facilities, ATMs, online banking, and our call center operations.

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $956.3 million at September 30, 2020 compared to $898.9 million at March 31, 2020.

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

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial business and commercial real estate loans in its loan portfolio. Significant portions of our new loan originations, other than SBA PPP loans, are mainly concentrated in commercial business and commercial real estate loans which carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate consumer real estate one-to-four family mortgages.

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

Economic conditions in the Company’s market areas have deteriorated due to the COVID-19 pandemic. According to the Washington State Employment Security Department, unemployment in Clark County increased to 9.4% at August 31, 2020 compared to 4.3% at March 31, 2020 and 4.2% at September 30, 2019. According to the Oregon Employment Department, unemployment in Portland, Oregon increased to 8.0% at September 30, 2020 compared to 3.4% at March 31, 2020 and 3.5% at September 30, 2019. Unemployment rates have increased, however, residential home inventory levels and sales continue to remain strong. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have decreased to 1.1 months at September 30, 2020 compared to 1.8 months at March 31, 2020 and 2.8 months at September 30, 2019. Residential home inventory levels in Clark County decreased to 1.0 months at September 30, 2020 compared to 2.1 months at March 31, 2020 and 2.5 months at September 30, 2019. According to the RMLS, closed home sales in Clark County increased 28.6% in September 2020 compared to September 2019. Closed home sales during September 2020 in Portland, Oregon increased 36.8% compared to September 2019.

Operating Strategy

Fiscal year 2021 marks the 98th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At September 30, 2020, commercial and construction loans represented 92.3% of total loans compared to 90.4% at March 31, 2020. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and its core deposits by expanding its customer base throughout its primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through de novo branches, the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. In this regard, the Company moved to a new, more modern branch in Camas in June 2020 and the Cascade Park neighborhood of Vancouver in September 2020 and will open one additional new branch location in Ridgefield in early 2021.

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in its asset quality and credit metrics remaining steady during the COVID-19 pandemic. The Company will continue to proactively monitor modified loans and other loans considered to be at heightened risk due to the COVID-19 pandemic and has added to its allowance for loan losses for probable COVID-19 pandemic related credit weakness. Regardless, there may be added pressures on asset quality in future quarters that may require additional provision for loan losses. The Company also intends to continue prudently increasing the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while managing its credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Implementation of a Profit Improvement Plan (“PIP”). The Company’s PIP committee is comprised of several members of management and the Board of Directors with the purpose of undertaking several initiatives to reduce non-interest expense and continue on-going efforts to identify cost saving opportunities throughout all aspects of the Company’s operations. The PIP committee’s mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. As a result, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 63.4% at September 30, 2020.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company launched a new online mortgage origination platform in June 2019. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $1.3 billion and $1.2 billion at September 30, 2020 and March 31, 2020, respectively. The Company also offers a third-party identity theft product to assist our customers in monitoring their credit that includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits increased $204.7 million at September 30, 2020 compared to March 31, 2020 reflecting the Company’s commitment to increasing core deposits through organic growth in customer relationships versus relying on wholesale funding as well as deposits generated from SBA PPP loans, government stimulus checks being deposited directly into customer accounts and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2020

Commercial business	$170,876	$-	$-	$170,876
SBA PPP	110,794	-	-	110,794
Commercial construction	-	-	20,260	20,260
Office buildings	-	129,865	-	129,865
Warehouse/industrial	-	75,160	-	75,160
Retail/shopping centers/strip malls	-	79,155	-	79,155
Assisted living facilities	-	837	-	837
Single purpose facilities	-	240,960	-	240,960
Land	-	14,531	-	14,531
Multi-family	-	49,878	-	49,878
One-to-four family construction	-	-	8,048	8,048
Total	$281,670	$590,386	$28,308	$900,364

March 31, 2020

Commercial business	$179,029	$-	$-	$179,029
Commercial construction	-	-	52,608	52,608
Office buildings	-	113,433	-	113,433
Warehouse/industrial	-	91,764	-	91,764
Retail/shopping centers/strip malls	-	76,802	-	76,802
Assisted living facilities	-	1,033	-	1,033
Single purpose facilities	-	224,839	-	224,839
Land	-	14,026	-	14,026
Multi-family	-	58,374	-	58,374
One-to-four family construction	-	-	12,235	12,235
Total	$179,029	$580,271	$64,843	$824,143

Comparison of Financial Condition at September 30, 2020 and March 31, 2020

Cash and cash equivalents, including interest-earning accounts, totaled $238.0 million at September 30, 2020 compared to $42.0 million at March 31, 2020. Deposit growth outpaced the growth in loans receivable providing significant excess funds invested in these interest-earning accounts. The Company’s cash balances typically fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company’s asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $249,000 at both September 30, 2020 and March 31, 2020.

Investment securities totaled $126.3 million and $148.3 million at September 30, 2020 and March 31, 2020, respectively. The decrease was due to normal pay downs, calls and maturities. During the six months ended September 30, 2020 and 2019, there were no purchases of investment securities. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At September 30, 2020, the Company determined that none of its investment securities required an other than temporary impairment (“OTTI”) charge. For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $956.3 million at September 30, 2020 compared to $898.9 million at March 31, 2020, an increase of $57.4 million. The increase was mainly due to the origination of SBA PPP loans. At September 30, 2020, SBA PPP loans totaled $110.8 million which are included in the commercial business loan category. In addition, commercial real estate loans increased $18.1 million or 3.57%. These increases were offset by a decrease in real estate construction loans of $36.5 million, or 56.34%. Due to the timing of the completion of these real estate construction projects, balances may fluctuate in these categories. Once these projects are completed, these loans will roll to permanent financing and be classified within a category under other real estate mortgage. In addition, consumer and multifamily loans decreased $12.6 million, or 14.37% and $8.5 million or 14.55%, respectively. The Company also purchases the guaranteed portion of SBA loans to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area. These loans are purchased with servicing retained by the seller. At September 30, 2020, the

Company’s purchased SBA loan portfolio was $62.0 million compared to $74.8 million at March 31, 2020. During the six months ended September 30, 2020, the Bank purchased $2.5 million of SBA loans, including premiums.

Prepaid expenses and other assets increased $8.5 million to $16.0 million at September 30, 2020 compared to $7.5 million at March 31, 2020. The increase is mainly due to the recording of three operating lease right-of-use assets totaling $5.8 million with a corresponding increase in operating lease liabilities which are recorded in accrued expenses and other liabilities. For additional information on the Company’s leases, see Note 15 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q

Deposits increased $209.5 million to $1.2 billion at September 30, 2020 compared to $990.4 million at March 31, 2020. The increase was mainly due to proceeds from SBA PPP loans deposited directly into customer accounts, government stimulus checks and an increase in savings trends and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. The Company had no wholesale-brokered deposits at September 30, 2020 and March 31, 2020. Core branch deposits accounted for 97.6% of total deposits at September 30, 2020 and March 31, 2020. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

FHLB advances increased to $30.0 million at September 30, 2020 compared to no advances at March 31, 2020. These advances were deployed to supplement the funding of SBA PPP loan originations and will mature in October 2020.

Shareholders' equity increased $203,000 to $149.0 million at September 30, 2020 from $148.8 million at March 31, 2020. The increase was mainly attributable to current period net income of $3.0 million and an increase in the accumulated other comprehensive income related to the unrealized holding gains on securities available for sale, net of tax, of $639,000. These increases were offset by the payments of cash dividends totaling $2.2 million and the repurchase of 295,900 shares of common stock totaling $1.4 million for the six months ended September 30, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of September 30, 2020.

As of September 30, 2020, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):
	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital:
(To Risk-Weighted Assets)	$146,207	17.53%	$66,731	8.0%	$83,414	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	135,670	16.26	50,049	6.0	66,731	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	135,670	16.26	37,536	4.5	54,219	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	135,670	9.82	55,271	4.0	69,089	5.0

March 31, 2020
Total Capital:
(To Risk-Weighted Assets)	$145,949	17.01%	$68,630	8.0%	$85,787	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	135,196	15.76	51,472	6.0	68,630	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	135,196	15.76	38,604	4.5	55,762	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	135,196	11.79	45,851	4.0	57,313	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of September 30, 2020, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at September 30, 2020, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2020, the Bank used its sources of funds primarily to fund loan commitments. At September 30, 2020, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $364.5 million, or 25.6% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, including FRB borrowings and FHLB advances consistent with its asset/liability objectives. At September 30, 2020, the Bank had no advances from the FRB and maintains a credit facility with the FRB with available borrowing capacity of $60.3 million, subject to sufficient collateral. At September 30, 2020, FHLB advances totaled $30.0 million and the Bank had an available borrowing capacity of $205.2 million, subject to sufficient collateral and stock investment. At September 30, 2020, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion. Additionally, the Board of Governors of the Federal Reserve System recently established the PPPLF to bolster the effectiveness of the SBA PPP. The Bank may utilize the PPPLF pursuant to approval from the FRB to which the Bank would pledge SBA PPP loans at face value as collateral to obtain FRB non-recourse. As of September 30, 2020, the Bank had not sought approval to utilize PPPLF as it held a substantial cash and cash equivalent position as a result of SBA PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit customers increasing their balances due to COVID-19.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At September 30, 2020 and March 31, 2020, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $18.2 million, or 1.5% of total deposits, and $5.3 million, or 0.01% of total deposits, at September 30, 2020 and March 31, 2020, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At September 30, 2020 and March 31, 2020, the Company had no deposits through this listing service. Although the Company did not originate any internet-based deposits during the six months ended September 30, 2020, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank’s funding sources gives the Bank available liquidity of $843.7 million, or 59.2% of total assets at September 30, 2020.

At September 30, 2020, the Company had total commitments of $162.6 million, which includes commitments to extend credit of $39.3 million, unused lines of credit totaling $110.0 million, undisbursed construction loans totaling $11.3 million, and standby letters of credit totaling $2.1 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2020 totaled $83.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $43.5 million at September 30, 2020.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2020, Riverview Bancorp, Inc. had $9.3 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans were $1.3 million or 0.09% of total assets at September 30, 2020 compared with $1.4 million or 0.12% of total assets at March 31, 2020.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	September 30, 2020		March 31, 2020
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$191	2	$201
Commercial real estate	2	1,005	2	1,014
Consumer	8	79	9	180
Total	12	$1,275	13	$1,395

The allowance for loan losses was $18.9 million or 1.93% of total loans at September 30, 2020 compared to $12.6 million or 1.38% of total loans at March 31, 2020. The Company recorded a provision for loan losses of $6.3 million for the six months ended September 30, 2020. There was no provision for loan losses for the six months ended September 30, 2019. The increase in the allowance for loan losses was necessary due to the evolving uncertainty around the COVID-19 pandemic, and its adverse economic effect on the respective industry exposures within our loan portfolio. The $110.8 million balance of SBA PPP loans were omitted from the calculation of the required allowance for loan losses at September 30, 2020 as these loans are fully guaranteed by the SBA and management expects that a majority of SBA PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA, which in turn, the SBA will reimburse the Bank for the amount forgiven.

The coverage ratio of allowance for loan losses to nonperforming loans was 1479.69% at September 30, 2020 compared to 904.95% at March 31, 2020. At September 30, 2020, the Company identified $1.1 million or 88.93% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Management considers the allowance for loan losses to be adequate at September 30, 2020 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in national and local economic conditions (including declines as a result of the COVID-19 pandemic), results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows and the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. All of the Company’s TDRs were paying as agreed at September 30, 2020 except for one commercial real estate loan totaling $851,000. The related amount of interest income recognized on TDRs was $110,000 and $112,000 for the six months ended September 30, 2020 and 2019, respectively.

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

For additional information regarding loan modifications related to COVID-19 that are not deemed TDRs pursuant to the CARES Act and related regulatory guidance see “Recent Developments Related to COVID-19-Loan Modifications, discussed above.”

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2020	March 31, 2020

Loans accounted for on a non-accrual basis:
Commercial business	$191	$201
Other real estate mortgage	1,005	1,014
Consumer	79	180
Total	1,275	1,395
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming assets	$1,275	$1,395

Foregone interest on non-accrual loans (1)	$35	$75
Total nonperforming loans to total loans	0.13%	0.15%
Total nonperforming loans to total assets	0.09%	0.12%
Total nonperforming assets to total assets	0.09%	0.12%

(1) Six months ended September 30, 2020 and year ended March 31, 2020.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Other Oregon	Southwest Washington	Other	Total
September 30, 2020

Commercial business	$-	$191	$-	$191
Commercial real estate	851	154	-	1,005
Consumer	-	58	21	79
Total nonperforming assets	$851	$403	$21	$1,275

March 31, 2020

Commercial business	$-	$201	$-	$201
Commercial real estate	851	163	-	1,014
Consumer	-	152	28	180
Total nonperforming assets	$851	$516	$28	$1,395

The composition of land acquisition and development and speculative and custom/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
September 30, 2020

Land acquisition and development	$2,125	$1,803	$10,603	$14,531
Speculative and custom/presold construction	-	-	6,377	6,377
Total	$2,125	$1,803	$16,980	$20,908

March 31, 2020

Land acquisition and development	$2,124	$1,834	$10,068	$14,026
Speculative and custom/presold construction	282	-	11,745	12,027
Total	$2,406	$1,834	$21,813	$26,053

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	September 30, 2020		March 31, 2020
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	-	$-	3	$147
Commercial real estate	1	3,565	-	-
Multi-family	3	33	3	34
Total	4	$3,598	6	$181

At September 30, 2020, loans delinquent 30 - 89 days were 0.02% of total loans compared to 0.03% at March 31, 2020 and were comprised of consumer loans. There were no loans 30 - 89 days delinquent in the commercial real estate (“CRE”) portfolio or commercial business portfolio. CRE loans represented the largest portion of the loan portfolio at 53.94% of total loans and commercial business represented 28.88% of total loans.

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

As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company completed a qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at September 30, 2020. If adverse economic conditions or the recent decrease in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition. However, such an impairment would not impact the Company’s liquidity, operations or regulatory capital.

Comparison of Operating Results for the Three and Six Months Ended September 30, 2020 and 2019

Net Income. Net income was $2.5 million, or $0.11 per diluted share for the three months ended September 30, 2020, compared to $4.5 million, or $0.20 per diluted share for same prior year period. Net income for the six months ended September 30, 2020 and 2019 was $3.0 million, or $0.14 per diluted share, and $8.7 million, or $0.38 per diluted share, respectively. The Company’s net income decreased primarily as a result of the increased provision for loan losses of $1.8 million and $6.3 million for the three and six months ended September 30, 2020 and 2019, respectively, in addition to a decrease in non-interest income which was partially offset by a decrease in non-interest expense.

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

Net interest income for the three and six months ended September 30, 2020 was $11.1 million and $22.2 million, respectively, representing a $655,000 and $997,000 decrease, respectively, compared to the three and six months ended September 30, 2019. The net interest margin for the three and six months ended September 30, 2020 was 3.33% and 3.48%, respectively, compared to 4.36% and 4.35% for the three and six months ended September 30, 2019. These decreases in the net interest margin were primarily the result of the low interest rate environment putting downward pressure on adjustable rate instruments combined with the impact of the low loan yields on the SBA PPP loan portfolio causing a decrease in the average yield on interest-earning assets partially offset by the decrease in the average yield on interest-bearing liabilities. The decreases were also due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate changes.

Interest and Dividend Income. Interest and dividend income for the three and six months ended September 30, 2020 was $11.9 million and $24.2 million, respectively, compared to $12.9 million and $25.4 million, respectively, for the same periods in the prior year. The decrease for the three months ended September 30, 2020 was due primarily to the 120 basis point decrease on interest earning assets to 3.60% compared to 4.80% for the three months ended September 30, 2019. The decrease for the six months ended September 30, 2020 was due primarily to the 97 basis point decrease on interest earning assets to 3.80% compared to 4.77% for the six months ended September 30, 2019. Interest and dividend income included $760,000 and $1.4 million of interest income and fees earned related to SBA PPP loans for the three and six months ended September 30, 2020, respectively. There was no interest income and fees related to SBA PPP loans for the three and six months ended September 30, 2019.

The average balance of net loans increased $94.5 million and $101.9 million to $983.7 million and $985.3 million for the three and six months ended September 30, 2020, respectively, from $889.2 million and $883.4 million for the same period in the prior year due to SBA PPP loans. Although the average balance of loans increased, the average yield on net loans decreased and was 4.58% and 4.63%, respectively, for the three and six months ended September 30, 2020 compared to 5.32% and 5.31% for the same three and six month periods in the prior year, respectively, due primarily to the decreases in short-term rates over the last year, including the emergency 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic and secondarily due to the impact of SBA PPP loans. For the three and six months ended September 30, 2020, the average balance of SBA PPP loans was $110.6 million and $97.8 million, respectively. The average yield was 2.73% and 2.91% for the three and six months ended September 30, 2020, respectively, which included the recognition of the net deferred fees. This resulted in a negative impact to the average loan yield on net loans of 23 basis points and 19 basis points during the three and six months ended September 30, 2020, respectively. The impact of SBA PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met. This decrease in the average yield on net loans was the primary reason for overall decrease in interest and dividend income.

Interest Expense. Interest expense decreased $278,000 and $254,000 to $885,000 and $2.0 million for the three and six months ended September 30, 2020, respectively, compared to $1.2 million and $2.2 million for the three and six months ended September 30, 2019, respectively. Interest expense on deposits decreased $3,000 to $657,000 for the three months ended September 30, 2020 compared to $660,000 for the same three month period in the prior year. Interest expense on deposits increased $504,000 to $1.5 million for the six months ended September 30, 2020 compared to $1.0 million for the same six month period in the prior year. The weighted average interest rate on interest-bearing deposits decreased to 0.33% for the three months ended September 30, 2020, compared to 0.40% for the three months ended September 30, 2019. The weighted average interest rate on interest-bearing deposits increased to 0.39% for the six months ended September 30, 2020, compared to 0.31% for the six months ended September 30, 2019 due primarily to the increase in the weighted average interest rate on certificates of deposit due to pricing pressures and competition in our local markets. For the three months ended September 30, 2020, interest expense for deposits remained relatively unchanged compared to the same prior year period as the decrease in the weighted average interest rate offset the overall increase in weighted average deposit balances. For the six months ended September 30, 2020, interest expense for deposits increased due to the overall increase in both the weighted average balance and weighted average interest rate. The average balance of interest-bearing deposits increased $140.2 million and $128.2 million for the three and six months ended September 30, 2020, respectively, compared to the same periods in the prior year due primarily to proceeds from SBA PPP loans deposited directly into customer accounts, government stimulus checks and an increase in savings trends and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19.

Interest expense on borrowings decreased $275,000 and $758,000 for the three and six months ended September 30, 2020, respectively, compared to the same periods in the prior year. The weighted average interest rate on other interest-bearing liabilities decreased to 1.53% and 1.75% for the three and six months ended September 30, 2020, respectively, compared to 3.72% and 3.53% for the same three and six month periods in the prior year. The average balance of other interest-bearing liabilities increased to $59.0 million for the three months ended September 30, 2020, compared to $53.8 million for the same three month period in the prior year. The average balance of other interest-bearing liabilities decreased to $54.6 million for the six months ended September 30, 2020, compared to $70.1 million for the same six month period in the prior year. Overall, total interest expense decreased as a result of the decrease in the weighted average interest rate on interest-bearing liabilities for the three and six months ended September 30, 2020 and 2019, respectively.

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

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$684,682	$8,746	5.07%	$699,996	$9,839	5.59%
Non-mortgage loans	299,055	2,600	3.45	189,212	2,054	4.32
Total net loans (1)	983,737	11,346	4.58	889,208	11,893	5.32

Investment securities (2)	129,090	527	1.62	167,899	907	2.15
Daily interest-earning assets	42	-	-	130	-	-
Other earning assets	205,934	81	0.16	11,972	93	3.09
Total interest-earning assets	1,318,803	11,954	3.60	1,069,209	12,893	4.80

Non-interest-earning assets:
Office properties and equipment, net	18,069			15,455
Other non-interest-earning assets	76,617			76,615
Total assets	$1,413,489			$1,161,279

Interest-bearing liabilities:
Regular savings accounts	$252,153	91	0.14	$179,209	276	0.61
Interest checking accounts	220,190	20	0.04	180,458	25	0.06
Money market accounts	190,635	34	0.07	193,881	57	0.12
Certificates of deposit	132,277	512	1.54	101,487	302	1.18
Total interest-bearing deposits	795,255	657	0.33	655,035	660	0.40

Other interest-bearing liabilities	59,048	228	1.53	53,811	503	3.72
Total interest-bearing liabilities	854,303	885	0.41	708,846	1,163	0.65

Non-interest-bearing liabilities:
Non-interest-bearing deposits	395,296			297,248
Other liabilities	13,489			12,990
Total liabilities	1,263,088			1,019,084
Shareholders’ equity	150,401			142,195
Total liabilities and shareholders’ equity	$1,413,489			$1,161,279
Net interest income		$11,069			$11,730
Interest rate spread			3.19%			4.15%
Net interest margin			3.33%			4.36%
Ratio of average interest-earning assets to average interest-bearing liabilities			154.37%			150.84%

Tax equivalent adjustment (3)		$5			$11

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Six Months Ended September 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$697,351	$17,708	5.06%	$694,555	$19,108	5.50%
Non-mortgage loans	287,917	5,166	3.58	188,795	4,339	4.60
Total net loans (1)	985,268	22,874	4.63	883,350	23,447	5.31

Investment securities (2)	134,309	1,206	1.79	172,745	1,834	2.12
Daily interest-earning assets	88	-	-	121	-	-
Other earning assets	151,342	118	0.16	11,521	180	3.12
Total interest-earning assets	1,271,007	24,198	3.80	1,067,737	25,461	4.77

Non-interest-earning assets:
Office properties and equipment, net	17,787			15,447
Other non-interest-earning assets	77,654			73,170
Total assets	$1,366,448			$1,156,354

Interest-bearing liabilities:
Regular savings accounts	$245,976	307	0.25	$164,919	391	0.47
Interest checking accounts	211,090	47	0.04	181,271	50	0.06
Money market accounts	186,089	87	0.09	208,202	123	0.12
Certificates of deposit	133,863	1,074	1.60	94,390	447	0.95
Total interest-bearing deposits	777,018	1,515	0.39	648,782	1,011	0.31

Other interest-bearing liabilities	54,616	480	1.75	70,074	1,238	3.53
Total interest-bearing liabilities	831,634	1,995	0.48	718,856	2,249	0.63

Non-interest-bearing liabilities:
Non-interest-bearing deposits	371,259			287,725
Other liabilities	13,002			10,364
Total liabilities	1,215,895			1,016,945
Shareholders’ equity	150,553			139,409
Total liabilities and shareholders’ equity	$1,366,448			$1,156,354
Net interest income		$22,203			$23,212
Interest rate spread			3.32%			4.14%
Net interest margin			3.48%			4.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			152.83%			148.53%

Tax equivalent adjustment (3)		$11			$23

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended September 30, 2020 compared to the periods ended September 30, 2019. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended September 30,			Six Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Net			Total Net
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

Interest Income:
Mortgage loans	$(208)	$(885)	$(1,093)	$80	$(1,480)	$(1,400)
Non-mortgage loans	1,022	(476)	546	1,939	(1,112)	827
Investment securities (1)	(184)	(196)	(380)	(370)	(258)	(628)
Other earning assets	155	(167)	(12)	260	(322)	(62)
Total interest income	785	(1,724)	(939)	1,909	(3,172)	(1,263)

Interest Expense:
Regular savings accounts	83	(268)	(185)	143	(227)	(84)
Interest checking accounts	5	(10)	(5)	11	(14)	(3)
Money market accounts	(2)	(21)	(23)	(11)	(25)	(36)
Certificates of deposit	105	105	210	238	389	627
Other interest-bearing liabilities	45	(320)	(275)	(231)	(527)	(758)
Total interest expense	236	(514)	(278)	150	(404)	(254)
Net interest income	$549	$(1,210)	$(661)	$1,759	$(2,768)	$(1,009)

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

In accordance with GAAP, loans acquired from MBank during the fiscal year ended March 31, 2017 were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $871,000 and $1.1 million at September 30, 2020 and March 31, 2020, respectively.

The provision for loan losses was $1.8 million and $6.3 million for the three and six months ended September 30, 2020 compared to no provision for loan losses for both the three and six months ended September 30, 2019. The provision for loan losses for the three and six months ended September 30, 2020 is based primarily upon the evolving uncertainty around the COVID-19 pandemic and its adverse economic effect on the respective industry exposures within our loan portfolio.

Net charge-offs totaled $10,000 and $58,000 for the three and six months ended September 30, 2020, respectively compared to $6,000 and $21,000 for the three and six months ended September 30, 2019. Annualized net charge-offs to average net loans were not meaningful for the three months ended September 30, 2020 and was 0.01% for the six months ended September 30, 2020, compared to the same prior year periods, which were not meaningful. Nonperforming loans were $1.3 million at September 30, 2020, compared to $1.5 million at September 30, 2019. The ratio of allowance for loan losses to nonperforming loans was 1479.69% at September 30, 2020 compared to 770.10% at September 30, 2019. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of September 30, 2020, the Company had identified $5.3 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $5.2 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At September 30, 2020, charge-offs on these impaired loans totaled $460,000 from their original loan balances. The remaining $130,000 of impaired loans has specific valuation allowances totaling $10,000 at September 30, 2020.

Non-Interest Income. Non-interest income decreased $350,000 and $863,000 to $2.8 million and $5.4 million for the three and six months ended September 30, 2020, respectively, compared to the same prior year periods. The decrease in non-interest income was primarily due to the decrease in fees and service charges of $89,000 and $328,000 for the three and six months ended September 30, 2020, respectively, compared the same periods in the prior year reflecting primarily from a decrease in transactions due to a change in customer spending habits during the COVID-19 pandemic. Additionally, the decrease in non-interest income was primarily due to the decrease in asset management fees of $207,000 and $376,000 for the three and six months ended September 30, 2020, respectively, compared to the same periods in the prior year as a result of the current economic conditions and overall stock market performance. Furthermore, net gains on sales of loans held for sale decreased $46,000 and $114,000 for the three and six months ended September 30, 2020, respectively, compared to the same periods in the prior year as the Company has transitioned to a model where mortgage loan originations are brokered to various third-party mortgage companies.

Non-Interest Expense. Non-interest expense decreased $167,000 and $676,000 to $8.8 million and $17.5 million for the three and six months ended September 30, 2020, respectively, compared to the same periods in the prior year. The decrease in non-interest expense for the three and six months ended September 30, 2020, compared to the same prior year periods was primarily due to a decrease in salaries and employee benefits of $318,000 and $841,000, respectively, which is mainly attributable to the loan origination cost offset related to the origination of the SBA PPP loans and the Company’s focus to manage controllable costs such as salaries and employee benefits. In addition, advertising and marketing expenses decreased $188,000 and $269,000 for the three and six months ended September 30, 2020, respectively, primarily due to reduced opportunities for community sponsorships and cancellations of sponsored events due to COVID-19 restrictions. Partially offsetting these decreases was an increase in FDIC insurance premiums of $84,000 and $52,000 for the three and six months ended September 30, 2020, respectively, as assessments returned to normal levels. The Bank utilized its remaining FDIC credits for previously paid deposit insurance premiums to partially offset current assessments in the prior quarter. In addition, occupancy and depreciation expense increased $180,000 and $310,000 for the three and six months ended September 30, 2020, respectively, compared to the same periods in the prior year due to continued investments into enhancing our information technology infrastructure and technology expenditures incurred as a result of employees working from home during the COVID-19 pandemic.

Income Taxes. The provision for income taxes was $704,000 and $790,000 for the three and six months ended September 30, 2020, respectively, compared to $1.4 million and $2.6 million for the three and six months ended September 30, 2019, respectively, due to lower pre-tax income. Income before income taxes was $3.2 million and $3.8 million for the three and six months ended September 30, 2020, respectively, compared to the same prior year periods of $5.9 million and $11.3 million, respectively. The Company’s effective tax rate for the three and six months ended September 30, 2020 was 21.7% and 20.7%, respectively, compared to 23.0% and $22.8% for the three and six months ended September 30, 2019, respectively. The decrease in the effective tax rate is primarily due to investments in tax-exempt bank owned life insurance. As of September 30, 2020, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At September 30, 2020, the Company had a net deferred tax asset of $3.1 million compared to $3.3 million at March 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2020 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of September 30, 2020 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on September 30, 2020 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended September 30, 2020, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
4.1	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox, Kim J. Capeloto and Steven P. Plambeck (3)
10.2	Form of Change in Control Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox, Kim J. Capeloto and Steven P. Plambeck (3)
10.3	Form of Employment Agreement between the Company and Chris P. Cline (4)
10.4	Form of Change in Control Agreement between the Company and Chris P. Cline (4)
10.5	Employee Stock Ownership Plan (5)
10.6	2003 Stock Option Plan (6)
10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.9	Deferred Compensation Plan (8)
10.10	2017 Equity Incentive Plan (9)
10.11	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
10.12	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
10.13	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
10.14	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on July 6, 2020 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(9)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/s/ Kevin J. Lycklama	By:	/s/ David Lam
	Kevin J. Lycklama		David Lam
	President and Chief Executive Officer		Executive Vice President and
	Director		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 13, 2020	Date:	November 13, 2020