Form 10-Q
period 2020-12-31
RIVERVIEW BANCORP INC
filed 2021-02-11
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 000-22957

RIVERVIEW BANCORP, INC

(Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900, Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 693-6650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	RVSB	The NASDAQ Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,345,235 shares outstanding as of February 11, 2021.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2020 and March 31, 2020	2

	Consolidated Statements of Income for the Three and Nine months Ended December 31, 2020 and 2019	3

	Consolidated Statements of Comprehensive Income for the Three and Nine months Ended December 31, 2020 and 2019	4

	Consolidated Statements of Shareholders’ Equity for the Three and Nine months Ended December 31, 2020 and 2019	5

	Consolidated Statements of Cash Flows for the Nine months Ended December 31, 2020 and 2019	6

	Notes to Consolidated Financial Statements	7

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4:	Controls and Procedures	44

Part II.	Other Information	45-46

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		47

Certifications
	Exhibit 31.1 Exhibit 31.2 Exhibit 32

Forward-Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the novel coronavirus of 2019 (“COVID-19”) pandemic, including on Riverview’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to originate loans for sale and sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company’s ability to attract and retain deposits; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames; future goodwill impairment due to changes in Riverview’s business, changes in market conditions, including as a result of the COVID-19 pandemic or other factors; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards; including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA 2021”), other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services including as a result of COVID-19; and the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND MARCH 31, 2020

(In thousands, except share and per share data) (Unaudited)	December 31, 2020	March 31, 2020
ASSETS
Cash and cash equivalents (including interest-earning accounts of $220,597 and $27,866)	$235,834	$41,968
Certificates of deposit held for investment	249	249
Loans held for sale	-	275
Investment securities:
Available for sale, at estimated fair value	153,219	148,291
Held to maturity, at amortized cost (estimated fair value of $33,494 and $28)	33,425	28
Loans receivable (net of allowance for loan losses of $19,192 and $12,624)	912,276	898,885
Prepaid expenses and other assets	13,365	7,452
Accrued interest receivable	5,283	3,704
Federal Home Loan Bank stock (“FHLB”), at cost	1,420	1,420
Premises and equipment, net	17,909	15,570
Financing lease right-of-use assets (“ROU”)	1,451	1,508
Deferred income taxes, net	3,141	3,277
Mortgage servicing rights, net	102	191
Goodwill	27,076	27,076
Core deposit intangible (“CDI”), net	654	759
Bank owned life insurance (“BOLI”)	30,780	30,155
TOTAL ASSETS	$1,436,184	$1,180,808

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits	$1,236,933	$990,448
Accrued expenses and other liabilities	18,155	11,783
Advanced payments by borrowers for taxes and insurance	156	703
Junior subordinated debentures	26,726	26,662
Finance lease liability	2,340	2,369
Total liabilities	1,284,310	1,031,965

COMMITMENTS AND CONTINGENCIES (See Note 14)

SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 shares authorized
December 31, 2020 – 22,345,235 shares issued and outstanding	223	225
March 31, 2020 – 22,748,385 shares issued and 22,544,285 shares outstanding
Additional paid-in capital	63,539	64,649
Retained earnings	85,584	81,870
Accumulated other comprehensive income	2,528	2,099
Total shareholders’ equity	151,874	148,843
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,436,184	$1,180,808

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$11,601	$11,699	$34,475	$35,146
Interest on investment securities – taxable	549	851	1,709	2,589
Interest on investment securities – nontaxable	44	27	79	100
Other interest and dividends	98	189	216	369
Total interest and dividend income	12,292	12,766	36,479	38,204

INTEREST EXPENSE:
Interest on deposits	556	942	2,071	1,953
Interest on borrowings	207	332	687	1,570
Total interest expense	763	1,274	2,758	3,523
Net interest income	11,529	11,492	33,721	34,681
Provision for loan losses	-	-	6,300	-
Net interest income after provision for loan losses	11,529	11,492	27,421	34,681

NON-INTEREST INCOME:
Fees and service charges	1,654	1,661	4,715	5,050
Asset management fees	889	1,136	2,746	3,369
Net gains on sales of loans held for sale	-	68	28	210
BOLI	193	188	625	585
Other, net	76	110	140	254
Total non-interest income, net	2,812	3,163	8,254	9,468

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,698	5,941	16,269	17,353
Occupancy and depreciation	1,434	1,461	4,341	4,058
Data processing	638	637	1,996	1,986
Amortization of CDI	35	40	105	121
Advertising and marketing	144	181	383	689
FDIC insurance premium	89	-	221	81
State and local taxes	190	126	598	495
Telecommunications	74	84	245	246
Professional fees	321	267	962	855
Other	484	511	1,508	1,561
Total non-interest expense	9,107	9,248	26,628	27,445

INCOME BEFORE INCOME TAXES	5,234	5,407	9,047	16,704
PROVISION FOR INCOME TAXES	1,199	1,279	1,989	3,850
NET INCOME	$4,035	$4,128	$7,058	$12,854

Earnings per common share:
Basic	$0.18	$0.18	$0.32	$0.57
Diluted	0.18	0.18	0.32	0.57
Weighted average number of common shares outstanding:
Basic	22,320,699	22,748,385	22,279,774	22,701,806
Diluted	22,337,644	22,776,193	22,296,827	22,741,652

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2020 AND 2019

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands) (Unaudited)	2020	2019	2020	2019
Net income	$4,035	$4,128	$7,058	$12,854

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities arising
during the period, net of tax of $66, 112, ($135) and ($786), respectively	(210)	(359)	429	2,488

Reclassification adjustment of net gain from sale of available for sale investment
securities included in income, net of tax of $0, $7, $0 and $7, respectively	-	(23)	-	(23)
Total other comprehensive income (loss), net	(210)	(382)	429	2,465

Total comprehensive income, net	$3,825	$3,746	$7,487	$15,319

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(In thousands, except share and per share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

For the three months ended December 31, 2019

Balance October 1, 2019	22,748,385	$227	$65,559	$77,112	$221	$143,119

Net income	-	-	-	4,128	-	4,128
Cash dividends on common stock ($0.050 per share)	-	-	-	(1,137)	-	(1,137)
Exercise of stock options	-	-	10	-	-	10
Stock-based compensation expense	-	-	68	-	-	68
Other comprehensive loss, net	-	-	-	-	(382)	(382)
Balance December 31, 2019	22,748,385	$227	$65,637	$80,103	$(161)	$145,806

For the nine months ended December 31, 2019

Balance April 1, 2019	22,607,712	$226	$65,094	$70,428	$(2,626)	$133,122

Net income	-	-	-	12,854	-	12,854
Cash dividends on common stock ($0.140 per share)	-	-	-	(3,179)	-	(3,179)
Exercise of stock options	58,000	1	226	-	-	227
Restricted stock grants	82,673	-	-	-	-	-
Stock-based compensation expense	-	-	317	-	-	317
Other comprehensive income, net	-	-	-	-	2,465	2,465
Balance December 31, 2019	22,748,385	$227	$65,637	$80,103	$(161)	$145,806

For the three months ended December 31, 2020

Balance October 1, 2020	22,336,235	$222	$63,420	$82,666	$2,738	$149,046

Net income	-	-	-	4,035	-	4,035
Cash dividends on common stock ($0.050 per share)	-	-	-	(1,117)	-	(1,117)
Exercise of stock options	9,000	1	24	-	-	25
Stock-based compensation expense	-	-	95	-	-	95
Other comprehensive loss, net	-	-	-	-	(210)	(210)
Balance December 31, 2020	22,345,235	223	63,539	85,584	2,528	151,874

For the nine months ended December 31, 2020

Balance April 1, 2020	22,544,285	$225	$64,649	$81,870	$2,099	$148,843

Net income	-	-	-	7,058	-	7,058
Cash dividends on common stock ($0.150 per share)	-	-	-	(3,344)	-	(3,344)
Exercise of stock options	14,000	1	33	-	-	34
Stock repurchased	(295,900)	(3)	(1,444)	-	-	(1,447)
Restricted stock grants	90,763	-	-	-	-	-
Restricted stock cancelled	(7,913)	-	-	-	-	-
Stock-based compensation expense	-	-	301	-	-	301
Other comprehensive income, net	-	-	-	-	429	429
Balance December 31, 2020	22,345,235	223	63,539	85,584	2,528	151,874

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(In thousands) (Unaudited)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,058	$12,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,347	2,244
Purchased loans amortization, net	243	21
Provision for loan losses	6,300	-
Stock-based compensation expense	301	317
Increase in deferred loan origination fees, net of amortization	1,232	49
Origination of loans held for sale	(913)	(7,178)
Proceeds from sales of loans held for sale	1,214	8,219
Net gains on sales of loans held for sale, sales of investment securities available for sale and sales of premises and equipment	(23)	(313)
Income from BOLI	(625)	(585)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(101)	1,775
Accrued interest receivable	(1,579)	190
Accrued expenses and other liabilities	652	81
Net cash provided by operating activities	16,106	17,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(17,340)	4,745
Purchases of loans receivable	(3,826)	(15,198)
Principal repayments on investment securities available for sale	29,879	21,676
Purchases of investment securities available for sale	(39,407)	(18,125)
Proceeds from calls, maturities and sales of investment securities available for sale	4,000	21,122
Principal repayments on investment securities held to maturity	47	6
Purchases of investment securities held to maturity	(33,463)	-
Purchases of premises and equipment and capitalized software	(3,267)	(1,348)
Redemption of certificates of deposit held for investment	-	498
Redemption of FHLB stock, net	-	2,264
Proceeds from sales of real estate owned (“REO”) and premises and equipment	-	81
Net cash provided by (used in) investing activities	(63,377)	15,721

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	246,488	65,409
Dividends paid	(3,362)	(2,945)
Proceeds from borrowings	30,000	214,897
Repayment of borrowings	(30,000)	(271,483)
Net increase in advance payments by borrowers for taxes and insurance	(547)	(302)
Principal payments on finance lease liability	(29)	(25)
Proceeds from exercise of stock options	34	227
Repurchase of common stock	(1,447)	-
Net cash provided by financing activities	241,137	5,778

NET INCREASE IN CASH AND CASH EQUIVALENTS	193,866	39,173
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,968	22,950
CASH AND CASH EQUIVALENTS, END OF PERIOD	$235,834	$62,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,646	$3,406
Income taxes	3,435	2,945

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,117	$1,138
Net unrealized holding gain from available for sale investment securities	564	3,244
Income tax effect related to other comprehensive income	(135)	(779)
ROU lease assets obtained in exchange for operating lease liabilities	5,833	5,603

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2020 (“2020 Form 10-K”). The unaudited consolidated results of operations for the nine months ended December 31, 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2021.

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

The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc., and the Bank’s majority-owned subsidiary, Riverview Trust Company (the “Trust Company”) (collectively referred to as the “Company”). All inter-company transactions and balances have been eliminated in consolidation. For the period from April 1, 2017 through December 2019, the Trust Company was a wholly-owned subsidiary of the Bank. In December 2019, the Trust Company issued 1,500 shares of Trust Company stock in conjunction with the exercise of 1,500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer. In October 2020, the Trust Company issued an additional 500 shares of Trust Company stock with the exercise of 500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer. As a result of these transactions, the Bank’s ownership in the Trust Company decreased from 100% to 97.8%, resulting in a noncontrolling interest. The noncontrolling interest was $152,000 as of December 31, 2020, and net income attributable to the noncontrolling interest was $3,000 and $8,000 for the three and nine months ended December 31, 2020, respectively. These amounts are not presented separately in the accompanying consolidated financial statements due to their insignificance.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, considering the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the nine months ended December 31, 2020 and 2019. As of December 31, 2020, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the nine months ended December 31, 2020 and 2019 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Nine Months Ended December 31, 2020		Nine Months Ended December 31, 2019
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	43,332	$2.69	101,332	$3.26
Options exercised	(14,000)	2.49	(58,000)	3.69
Balance, end of period	29,332	2.78	43,332	2.69

The following table presents information on stock options outstanding, less estimated forfeitures, as of December 31, 2020 and 2019:

	2020	2019
Stock options fully vested and expected to vest:
Number	29,332	43,332
Weighted average exercise price	$2.78	$2.69
Aggregate intrinsic value (1)	$73,000	$239,000
Weighted average contractual term of options (years)	2.54	3.05
Stock options fully vested and currently exercisable:
Number	29,332	43,332
Weighted average exercise price	$2.78	$2.69
Aggregate intrinsic value (1)	$73,000	$239,000
Weighted average contractual term of options (years)	2.54	3.05

(1)  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $41,000 and $238,000 for the nine months ended December 31, 2020 and 2019, respectively, under the Stock Option Plans.

During the nine months ended December 31, 2019, the Company granted 82,673 shares of restricted stock pursuant to the 2017 Plan of which vesting for 49,298 shares of restricted stock were time based and vesting for 33,375 shares of restricted stock were performance based subject to attaining certain performance metrics. The Company cancelled 7,913 shares of performance-based restricted stock during the nine months ended December 31, 2020 due to not achieving the underlying performance metrics. During the nine months ended December 31, 2020, the Company granted 90,763 shares of restricted stock pursuant to the 2017 Plan of which vesting for 19,453 shares of restricted stock were time based and vesting for 71,310 shares of restricted stock were performance based subject to attaining certain performance metrics. Any potential cancellations of the 71,310 shares of performance-based restricted stock due to not achieving performance metrics will be determined at the end of fiscal year 2021.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $84,000 and $57,000 for the three months ended December 31, 2020 and 2019, respectively. Stock-based compensation related to restricted stock grants was $268,000 and $284,000 for the nine months ended December 31, 2020 and 2019, respectively. The unrecognized stock-based compensation related to restricted stock was $432,000 at December 31, 2020. The weighted average vesting period for the restricted stock was 1.87 years at December 31, 2020.

The following table presents the activity related to restricted stock for the nine months ended December 31, 2020:

	Time Based		Performance Based		Total
	Number of Unvested Shares	Weighted Average Market Price	Number of Unvested Shares	Weighted Average Market Price	Number of Unvested Shares	Weighted Average Market Price
Balance, beginning of period	49,298	$8.35	33,375	$8.35	82,673	$8.35
Granted	19,453	4.17	71,310	4.17	90,763	4.17
Forfeited	-	-	-	-	-	-
Vested	(23,135)	8.35	-	-	(23,135)	8.35
Cancelled	-	-	(7,913)	8.35	(7,913)	8.35
Balance, end of period	45,616	6.57	96,772	5.27	142,388	5.69

Trust Company Stock Options – At December 31, 2020 and 2019, there were 500 and 1,000 Trust Company stock options outstanding, respectively, which had been granted to the President and Chief Executive Officer of the Trust Company. During the three and nine months ended December 31, 2020 and 2019, the Trust Company incurred $11,000 and $33,000, respectively of stock-based compensation expense related to these options. During the three and nine months ended December 31, 2020, 500 Trust Company stock options were exercised. During the three and nine months ended December 31, 2019, 1,500 Trust Company stock options were exercised. There were no Trust Company stock options granted during the nine months ended December 31, 2020 and 2019. Unrecognized compensation expense related to the Trust Company stock options totaled $11,000 as of December 31, 2020.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the three and nine months ended December 31, 2020 and 2019, there were no stock options excluded in computing diluted EPS.

In February 2020, the Company’s Board of Directors adopted a stock repurchase program (the “repurchase program”). Under the repurchase program, the Company may repurchase up to 500,000 shares of the Company’s outstanding shares of common stock, in the open market based on prevailing market prices, or in private negotiated transactions, during the period from March 12, 2020 until the earlier of the completion of the repurchase of 500,000 shares of the Company’s common stock or the next nine months, depending on market conditions. As of April 17, 2020, the Company had repurchased the 500,000 shares under the repurchase program at an average price of $4.89 per share. The Company did not repurchase any shares of its common stock during the fiscal year ended March 31, 2019 or any interim period within that fiscal year.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Basic EPS computation:
Numerator-net income	$4,035,000	$4,128,000	$7,058,000	$12,854,000
Denominator-weighted average common shares outstanding	22,320,699	22,748,385	22,279,774	22,701,806
Basic EPS	$0.18	$0.18	$0.32	$0.57
Diluted EPS computation:
Numerator-net income	$4,035,000	$4,128,000	$7,058,000	$12,854,000
Denominator-weighted average common shares outstanding	22,320,699	22,748,385	22,279,774	22,701,806
Effect of dilutive stock options	16,945	27,808	17,053	39,846
Weighted average common shares and common stock equivalents	22,337,644	22,776,193	22,296,827	22,741,652
Diluted EPS	$0.18	$0.18	$0.32	$0.57

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Available for sale:
Municipal securities	$22,201	$494	$(10)	$22,685
Agency securities	11,001	8	(20)	10,989
Real estate mortgage investment conduits (1)	44,905	657	(79)	45,483
Residential mortgage-backed securities (1)	42,809	1,286	-	44,095
Other mortgage-backed securities (2)	28,977	1,048	(58)	29,967
Total available for sale	$149,893	$3,493	$(167)	$153,219

Held to maturity:
Municipal securities	$6,009	$136	$(32)	$6,113
Agency securities	7,700	2	(8)	7,694
Real estate mortgage investment conduits (1)	9,324	9	(7)	9,326
Residential mortgage-backed securities (3)	6,295	10	(41)	6,264
Other mortgage-backed securities (2)	4,097	-	-	4,097
Total held to maturity	$33,425	$157	$(88)	$33,494

March 31, 2020
Available for sale:
Municipal securities	$4,740	$137	$-	$4,877
Agency securities	6,009	17	(10)	6,016
Real estate mortgage investment conduits (1)	42,663	1,128	-	43,791
Residential mortgage-backed securities (1)	58,700	1,415	(30)	60,085
Other mortgage-backed securities (2)	33,417	256	(151)	33,522
Total available for sale	$145,529	$2,953	$(191)	$148,291

Held to maturity:
Residential mortgage-backed securities (3)	$28	$-	$-	$28

(1) Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of December 31, 2020 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	6,618	6,732	20	20
Due after five years through ten years	37,163	37,932	8,600	8,599
Due after ten years	106,112	108,555	24,805	24,875
Total	$149,893	$153,219	$33,425	$33,494

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2020

Available for sale:
Municipal securities	$1,886	$(10)	$-	$-	$1,886	$(10)
Agency securities	5,975	(20)	-	-	5,975	(20)
Real estate mortgage investment conduits (1)	15,540	(79)	-	-	15,540	(79)
Other mortgage-backed securities (2)	-	-	2,316	(58)	2,316	(58)
Total available for sale	$23,401	$(109)	$2,316	$(58)	$25,717	$(167)

Held to maturity:
Municipal securities	$2,278	$(32)	$-	$-	$2,278	$(32)
Agency securities	6,193	(8)	-	-	6,193	(8)
Real estate mortgage investment conduits (3)	3,104	(7)	-	-	3,104	(7)
Residential mortgage-backed securities (4)	3,130	(41)	-	-	3,130	(41)
Total held to maturity	$14,705	$(88)	$-	$-	$14,705	$(88)

March 31, 2020

Available for sale:
Agency securities	$1,998	$(10)	$-	$-	$1,998	$(10)
Residential mortgage-backed securities (5)	2,509	(22)	409	(8)	2,918	(30)
Other mortgage-backed securities (6)	11,726	(58)	4,911	(93)	16,637	(151)
Total available for sale	$16,233	$(90)	$5,320	$(101)	$21,553	$(191)

(1) Comprised of FHLMC, FNMA and GNMA issued securities.
(2) Comprised of SBA issued securities.
(3) Comprised of FHLMC issued securities.
(4) Comprised of FNMA issued securities.
(5) Comprised of FHLMC and FNMA issued securities.
(6) Comprised of SBA and CRE secured securities issued by FNMA.

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three and nine months ended December 31, 2020. Proceeds from the sale of investment securities totaled $17.8 million for both the three and nine months ended December 31, 2019. Net realized gains on sales of investment securities totaled $30,000 for both the three and nine months ended December 31, 2019. Investment securities available for sale with an amortized cost of $5.7 million and $6.6 million and an estimated fair value of $5.8 million and $6.8 million at December 31, 2020 and March 31, 2020, respectively, were pledged as collateral for government public funds held by the Bank. There were no held to maturity securities pledged as collateral for government public funds held by the Bank at December 31, 2020 and March 31, 2020.

6.	LOANS RECEIVABLE

Loans receivable are reported net of deferred loan fees. At December 31, 2020, deferred loan fees totaled $5.4 million of which $1.6 million were related to the SBA’s Paycheck Protection Program (“PPP”) loans. At March 31, 2020, deferred loan fees totaled $4.1 million of which there were no deferred loan fees related to SBA PPP loans. Loans receivable are also reported net of discounts and premiums totaling $813,000 and $1.1 million, respectively, as of December 31, 2020, compared to $1.1 million and $1.5 million, respectively, as of March 31, 2020. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31, 2020	March 31, 2020
Commercial and construction
Commercial business (1)	$252,687	$179,029
Commercial real estate	541,417	507,871
Land	12,126	14,026
Multi-family	42,166	58,374
Real estate construction	16,922	64,843
Total commercial and construction	865,318	824,143

Consumer
Real estate one-to-four family	63,621	83,150
Other installment	2,529	4,216
Total consumer	66,150	87,366

Total loans	931,468	911,509

Less: Allowance for loan losses	19,192	12,624
Loans receivable, net	$912,276	$898,885

(1) SBA PPP loans totaled $80.8 million and none at December 31, 2020 and March 31, 2020, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2020, loans carried at $488.6 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

Substantially all of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of December 31, 2020 and March 31, 2020, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended December 31, 2020	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,180	$13,209	$245	$745	$720	$1,155	$612	$18,866
Provision for (recapture of) loan losses	286	181	(43)	(121)	(198)	(137)	32	-
Charge-offs	-	-	-	-	-	(15)	-	(15)
Recoveries	-	332	-	-	-	9	-	341
Ending balance	$2,466	13,722	202	624	522	1,012	644	19,192

Nine months ended December 31, 2020

Beginning balance	$2,008	$6,421	$230	$854	$1,149	$1,363	$599	$12,624
Provision for (recapture of) loan losses	448	6,969	(28)	(230)	(627)	(277)	45	6,300
Charge-offs	-	-	-	-	-	(103)	-	(103)
Recoveries	10	332	-	-	-	29	-	371
Ending balance	$2,466	13,722	202	624	522	1,012	644	19,192

Three months ended December 31, 2019

Beginning balance	$2,051	$5,038	$219	$779	$1,381	$1,347	$621	$11,436
Provision for (recapture of) loan losses	-	(20)	16	(14)	86	(76)	8	-
Charge-offs	-	-	-	-	-	(13)	-	(13)
Recoveries	-	-	-	-	-	10	-	10
Ending balance	$2,051	$5,018	$235	$765	$1,467	$1,268	$629	$11,433

Nine months ended December 31, 2019

Beginning balance	$1,808	$5,053	$254	$728	$1,457	$1,447	$710	$11,457
Provision for (recapture of) loan losses	246	(35)	(19)	37	10	(158)	(81)	-
Charge-offs	(3)	-	-	-	-	(67)	-	(70)
Recoveries	-	-	-	-	-	46	-	46
Ending balance	$2,051	$5,018	$235	$765	$1,467	$1,268	$629	$11,433

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
December 31, 2020	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,466	$2,466	$125	$252,562	$252,687
Commercial real estate	-	13,722	13,722	1,483	539,934	541,417
Land	-	202	202	714	11,412	12,126
Multi-family	-	624	624	1,157	41,009	42,166
Real estate construction	-	522	522	-	16,922	16,922
Consumer	13	999	1,012	539	65,611	66,150
Unallocated	-	644	644	-	-	-
Total	$13	$19,179	$19,192	$4,018	$927,450	$931,468

March 31, 2020

Commercial business	$-	$2,008	$2,008	$139	$178,890	$179,029
Commercial real estate	-	6,421	6,421	2,378	505,493	507,871
Land	-	230	230	714	13,312	14,026
Multi-family	-	854	854	1,549	56,825	58,374
Real estate construction	-	1,149	1,149	-	64,843	64,843
Consumer	12	1,351	1,363	432	86,934	87,366
Unallocated	-	599	599	-	-	-
Total	$12	$12,612	$12,624	$5,212	$906,297	$911,509

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of nine months. Interest income foregone on non-accrual loans was $42,000 and $57,000 for the nine months ended December 31, 2020 and 2019, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

December 31, 2020	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable

Commercial business	$31	$-	$187	$218	$252,469	$252,687
Commercial real estate	-	-	149	149	541,268	541,417
Land	-	-	-	-	12,126	12,126
Multi-family	-	-	-	-	42,166	42,166
Real estate construction	-	-	-	-	16,922	16,922
Consumer	297	-	57	354	65,796	66,150
Total	$328	$-	$393	$721	$930,747	$931,468

March 31, 2020

Commercial business	$-	$-	$201	$201	$178,828	$179,029
Commercial real estate	-	-	1,014	1,014	506,857	507,871
Land	-	-	-	-	14,026	14,026
Multi-family	-	-	-	-	58,374	58,374
Real estate construction	-	-	-	-	64,843	64,843
Consumer	271	-	180	451	86,915	87,366
Total	$271	$-	$1,395	$1,666	$909,843	$911,509

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$251,761	$739	$187	$-	$-	$252,687
Commercial real estate	494,631	43,072	3,714	-	-	541,417
Land	12,126	-	-	-	-	12,126
Multi-family	42,093	49	24	-	-	42,166
Real estate construction	14,301	2,621	-	-	-	16,922
Consumer	66,093	-	57	-	-	66,150
Total	$881,005	$46,481	$3,982	$-	$-	$931,468

March 31, 2020

Commercial business	$177,399	$1,282	$348	$-	$-	$179,029
Commercial real estate	506,794	63	1,014	-	-	507,871
Land	14,026	-	-	-	-	14,026
Multi-family	58,295	45	34	-	-	58,374
Real estate construction	64,843	-	-	-	-	64,843
Consumer	87,186	-	180	-	-	87,366
Total	$908,543	$1,390	$1,576	$-	$-	$911,509

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

December 31, 2020	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$125	$-	$125	$161	$-
Commercial real estate	1,483	-	1,483	1,578	-
Land	714	-	714	745	-
Multi-family	1,157	-	1,157	1,257	-
Consumer	283	256	539	656	13
Total	$3,762	$256	$4,018	$4,397	$13

March 31, 2020

Commercial business	$139	$-	$139	$170	$-
Commercial real estate	2,378	-	2,378	3,405	-
Land	714	-	714	748	-
Multi-family	1,549	-	1,549	1,662	-
Consumer	295	137	432	543	12
Total	$5,075	$137	$5,212	$6,528	$12

	Three months ended December 31, 2020		Three months ended December 31, 2019
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$127	$-	$147	$-
Commercial real estate	1,916	15	2,401	16
Land	714	10	718	10
Multi-family	1,355	21	1,567	22
Consumer	542	8	443	7
Total	$4,654	$54	$5,276	$55

	Nine months ended December 31, 2020		Nine months ended December 31, 2019
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$132	$-	$152	$-
Commercial real estate	2,143	46	2,431	47
Land	714	30	722	30
Multi-family	1,453	65	1,579	68
Consumer	485	23	509	21
Total	$4,927	$164	$5,393	$166

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

	December 31, 2020			March 31, 2020
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$125	$125	$-	$139	$139
Commercial real estate	1,334	149	1,483	1,364	1,014	2,378
Land	714	-	714	714	-	714
Multi-family	1,157	-	1,157	1,549	-	1,549
Consumer	539	-	539	432	-	432
Total	$3,744	$274	$4,018	$4,059	$1,153	$5,212

At December 31, 2020, the Company had no commitments to lend additional funds on TDR loans. At December 31, 2020, all of the Company’s TDRs were paying as agreed.

There were no new TDRs for the three months ended December 31, 2020. There was one new TDR for the nine months ended December 31, 2020. The new TDR is a consumer real estate loan secured by a one-to-four family property located in Northwest Oregon whereby the Company granted a three month payment deferral which extended the maturity date by three months. The recorded investment in the loan prior to modification and at December 31, 2020 was $129,000. There were no new TDRs for the three months ended December 31, 2019. There was one new TDR for the nine months ended December 31, 2019. This TDR is a consumer real estate loan secured by a one-to-four family property located in Southwest Washington, whereby the Company granted a rate reduction to market interest rates and extended the maturity date by 10 years. The recorded investment in the loan prior to modification and at December 31, 2019 was $27,000 and $25,000, respectively.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, CAA 2021 and related regulatory guidance provides that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be accounted for as a TDR. This includes short-term (e.g. nine months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Accordingly, the Company does not account for such loan modifications as TDRs. For additional information on these loan modifications, see Note 12 – New Accounting Pronouncements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Recent Developments Related to COVID-19-Loan Modifications.”

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent nine months or more that have not received at least 75% of their required monthly payment in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months are charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale of the underlying collateral would result in full repayment of the outstanding loan balance. Once any other potential sources of repayment are exhausted, the impaired portion of the loan is charged-off. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is promptly charged off.

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

The Company performed an impairment assessment as of October 31, 2020 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods, including as a result of the effects of the COVID-19 pandemic as well as its impact on the financial markets and economy and the Company’s common stock price and market capitalization. Any impairment charge could have a material adverse effect on our results of operations and financial condition. However, such an impairment would not impact the Company’s liquidity, operations or regulatory capital.

9.	FEDERAL HOME LOAN BANK ADVANCES

The Bank did not have any outstanding FHLB advances as of December 31, 2020 or March 31, 2020. During the nine months ended December 31, 2020, all outstanding FHLB advances were paid off and the weighted average interest rate on the borrowing activity related to FHLB advances was 0.31% for the nine months ended December 31, 2020. During the twelve months ended March 31, 2020, all outstanding FHLB advances were paid off and the weighted average interest rate on the borrowing activity related to FHLB advances was 2.54% for the twelve months ended March 31, 2020.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At December 31, 2020, based on collateral values, the Bank had additional borrowing capacity of $224.9 million from the FHLB.

FHLB advances are collateralized with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At December 31, 2020, loans carried at $382.6 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.7 million at both December 31, 2020 and March 31, 2020, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both December 31, 2020 and March 31, 2020, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at December 31, 2020 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.58%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.57%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	3.35%	6/2033
		27,836
Fair value adjustment (4)		(1,110)
Total Debentures		$26,726

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
December 31, 2020	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$22,685	$-	$22,685	$-
Agency securities	10,989	-	10,989	-
Real estate mortgage investment conduits	45,483	-	45,483	-
Residential mortgage-backed securities	44,095	-	44,095	-
Other mortgage-backed securities	29,967	-	29,967	-
Total assets measured at fair value on a recurring basis	$153,219	$-	$153,219	$-

March 31, 2020

Investment securities available for sale:
Municipal securities	$4,877	$-	$4,877	$-
Agency securities	6,016	-	6,016	-
Real estate mortgage investment conduits	43,791	-	43,791	-
Residential mortgage-backed securities	60,085	-	60,085	-
Other mortgage-backed securities	33,522	-	33,522	-
Total assets measured at fair value on a recurring basis	$148,291	$-	$148,291	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 for the nine months ended December 31, 2020 and the year ended March 31, 2020.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
December 31, 2020	Total Estimated Fair Value	Level 1	Level 2	Level 3

Impaired loans	$243	$-	$-	$243

March 31, 2020

Impaired loans	$125	$-	$-	$125

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2020 and March 31, 2020:

	Valuation Technique	Significant Unobservable Inputs	Range

Impaired loans	Appraised value Discounted cash flows	Adjustment for market conditions Discount rate	N/A(1) 5.375% - 8.00%

(1) There were no adjustments to appraised values of impaired loans as of December 31, 2020 and March 31, 2020.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

December 31, 2020	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$235,834	$235,834	$-	$-	$235,834
Certificates of deposit held for investment	249	-	263	-	263
Investment securities available for sale	153,219	-	153,219	-	153,219
Investment securities held to maturity	33,425	-	33,494	-	33,494
Loans receivable, net	912,276	-	-	902,606	902,606
FHLB stock	1,420	-	1,420	-	1,420

Liabilities:
Certificates of deposit	127,829	-	129,217	-	129,217
Junior subordinated debentures	26,726	-	-	12,782	12,782

March 31, 2020
Assets:
Cash and cash equivalents	$41,968	$41,968	$-	$-	$41,968
Certificates of deposit held for investment	249	-	258	-	258
Loans held for sale	275	-	275	-	275
Investment securities available for sale	148,291	-	148,291	-	148,291
Investment securities held to maturity	28	-	28	-	28
Loans receivable, net	898,885	-	-	889,398	889,398
FHLB stock	1,420	-	1,420	-	1,420

Liabilities:
Certificates of deposit	134,941	-	136,997	-	136,997
Junior subordinated debentures	26,662	-	-	12,127	12,127

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early application of ASU 2017-04 is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's future consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. ASU 2020-04 permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. The Company’s current interest rates on its junior subordinated debentures are based upon the three-month LIBOR plus a spread. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of December 31, 2020. The adoption of ASU 2020-04 is not expected to have a material impact on the Company’s future consolidated financial statements.

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

The CARES Act, signed into law on March 27, 2020, and the CAA 2021, signed into law on December 27, 2020, which extended the CARES Act treatment of TDRs, amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g., nine months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency by the President or (b) January 1, 2022. As of December 31, 2020, the Company’s modifications totaled eight loans related to the COVID-19 pandemic with an outstanding loan balance, net of deferred fees, totaling $26.6 million. Loan modifications in accordance with the CARES Act are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

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

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Asset management fees	$889	$1,136	$2,746	$3,369
Debit card and ATM fees	771	758	2,287	2,403
Deposit related fees	392	559	1,143	1,691
Loan related fees	357	202	886	474
BOLI (1)	193	188	625	585
Net gains on sales of loans held for sale (1)	-	68	28	210
FHLMC loan servicing fees (1)	23	31	72	113
Other, net	187	221	467	623
Total non-interest income	$2,812	$3,163	$8,254	$9,468

(1) Not within the scope of ASC 606

For the three and nine months ended December 31, 2020 and 2019, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

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

Contract Balances

As of December 31, 2020, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

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

Significant off-balance sheet commitments at December 31, 2020 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$10,915
Fixed-rate	11,721
Standby letters of credit	2,034
Undisbursed loan funds and unused lines of credit	122,467
Total	$147,137

At December 31, 2020, the Company had no commitments to sell residential loans to the FHLMC.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2020, loans under warranty totaled $71.8 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. At December 31, 2020, the Company had no commitments to sell residential loans to the FHLMC as the Company has transitioned to a model where mortgage loan originations are brokered to third-party mortgage companies. The Company believes that the potential for loss under these arrangements is remote. At December 31, 2020, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the nine months ended December 31, 2020 and 2019.

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

The table below presents the lease right-of-use assets and lease liabilities recorded in the consolidated balance sheet for the periods indicated (in thousands):

Leases	December 31, 2020		March 31, 2020		Classification in the consolidated balance sheets
Finance lease ROU assets	$1,451		$1,508		Financing lease ROU assets
Finance lease liability	$2,340		$2,369		Finance lease liability
Finance lease remaining lease term	18.93	years	19.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$8,785		$3,949		Prepaid expenses and other assets
Operating lease liabilities	$9,209		$4,046		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	8.20	years	3.92	years
Operating lease weighted-average discount rate	1.84%		2.77%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income, for the periods indicated (in thousands):

Lease Costs	Three months ended December 31, 2020	Nine months ended December 31, 2020
Finance lease amortization of right-of-use asset	$19	$57
Finance lease interest on lease liability	42	127
Operating lease costs	297	948
Variable lease costs	52	157
Total lease cost (1)	$410	$1,289
(1) income related to sub-lease activity is not significant and not presented herein.

Lease Costs	Three months ended December 31, 2019	Nine months ended December 31, 2019
Finance lease amortization of right-of-use asset	$19	$58
Finance lease interest on lease liability	43	128
Operating lease costs	362	1,153
Variable lease costs	52	157
Total lease cost (1)	$476	$1,496
(1) income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $339,000 and $1.1 million for the three and nine months ended December 31, 2020, respectively, compared to $409,000 and $1.3 million for the three and nine months ended December 31, 2019, respectively. During the three months ended December 31, 2020, the Company did not record any lease right-of-use assets that were exchanged for operating lease liabilities. During the nine months ended December 31, 2020, the Company recorded operating lease right-of-use assets that were exchanged for operating lease liabilities of $5.8 million, respectively. The Company did not record any operating lease right-of-use assets that were exchanged for operating lease liabilities during the three and nine months ended December 31, 2019.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s operating lease liabilities as of December 31, 2020 (in thousands):

Year Ending March 31:	Operating Leases	Finance Lease
Remaining of 2021	$346	$53
2022	1,374	212
2023	1,200	215
2024	1,216	219
2025	1,218	222
Thereafter	4,555	3,400
Total minimum lease payments	9,909	4,321
Less: amount of lease payment representing interest	(700)	(1,981)
Lease liabilities	$9,209	$2,340

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

Recent Developments Related to COVID-19

Our business has been, and continues to be, impacted by the recent and ongoing outbreak of the novel coronavirus of 2019 (“COVID-19”). COVID-19 has negatively affected the level of economic activity in our markets, and is expected to continue to negatively affect, our business, financial position and operating results. Efforts to limit the spread of COVID-19 led to shelter-in-place orders, the temporary closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers. Although many of these restrictions have been lifted and society has begun to re-open, the pandemic is ongoing and additional uncertainties exist which may continue to impact our customers, employees and vendors; the financial services and banking industry; and the economy as a whole. These uncertainties include, the extent and severity of the spread of COVID-19, the length of the outbreak, and future actions taken by governmental authorities to contain the outbreak or to mitigate its impact, including recent vaccination efforts. In light of the uncertainties and continuing developments related the COVID-19 pandemic, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.

In response to the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our customers and the communities we serve.

Paycheck Protection Program ("PPP") Participation – The Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”) was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under the PPP, a new loan program. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. Under terms of the PPP, all PPP loans have: (a) an interest rate of 1.0% and (b) a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA provided the borrower meets the SBA loan forgiveness requirements. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) five percent for loans of not more than $350,000; (ii) three percent for loans of more than $350,000 and less than $2,000,000; and one percent for loans of at least $2,000,000. We may not collect any fees from the loan applicants. Through the conclusion of this initial PPP on August 8, 2020, we had funded PPP loans totaling $113.5 million. The PPP loans that were originated consisted primarily of existing customers who are small to midsize businesses as well as independent contractors, sole proprietors, partnerships and not-for-profits as allowed under the PPP guidance.

During the third quarter of fiscal 2021, we continued our participation in the SBA PPP by processing applications for PPP loan forgiveness. As of December 31, 2020, the total outstanding loan balance and unamortized fees related to SBA PPP loans totaled $82.4 million and $1.6 million, respectively, with an average loan amount of $129,000. There were no PPP loans approved awaiting funding as of December 31, 2020. As of December 31, 2020, we had received SBA PPP loan forgiveness approvals for 198 SBA PPP loans totaling $35.1 million.

We may utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company will pledge its PPP loans at face value as collateral to obtain FRB non-recourse borrowings. See “Liquidity and Capital Resources” below for additional information.

Paycheck Protection Program Part 2 ("PPP2") Participation – The Consolidated Appropriations Act, 2021 (“CAA 2021”) signed into law on December 27, 2020, reopened the PPP through March 31, 2021, by authorizing $284.5 billion in funding for eligible small businesses and non-profits. In January 2021, the Bank began accepting and processing loan applications under PPP2. The Bank is also continuing to work with its customers to assist them with accessing other borrowing options, including SBA and other government sponsored lending programs, as appropriate. The significant terms of PPP2 are as follows.

•	The maximum for a first-draw PPP loan is $10 million, the same as the initial PPP;
•	Revised lender fee structure;
o	Loans up to $50,000 – lesser of $2,500 or 50% of principal amount;
o	Loans from $50,000 to $349,999 – 5% of principal amount;
o	Loans $350,000 or higher – 3% of principal amount;
•	A second draw is available to original PPP borrowers up to $2.0 million that have:
o	300 or fewer employees;
o	sustained a 25% drop in revenue for any 2020 quarter compared to the same quarter in 2019, and
o	used, or expect to use, 100% of the initial PPP loan.

All PPP2 loans have: (a) an interest rate of 1.0% and (b) five-year loan term to maturity. The SBA guarantees 100% of the PPP2 loans made to eligible borrowers. The entire principal amount of the borrower’s PPP2 loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA, provided the borrower meets the SBA loan forgiveness guidelines.

Loan Modifications –

As of December 31, 2020, the Bank’s loan portfolio exposures to industries most affected by the COVID-19 pandemic were as follows (dollars in thousands):

	Balance	Percent to total loans	Weighted Average Loan-To-Value Percentage	Weighted Average Debt-Service- Coverage Ratio

Hotel/Motel	$107,483	11.5%	53.13%	1.93
Retail strip centers	84,901	9.1	52.18	1.61
Restaurant/fast food	14,405	1.5	55.26	1.82

The Company is continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. The Company has made available the following short-term relief option to all borrowers affected by COVID-19:

•
Interest only payments or full payment deferrals based upon the respective borrowers’ circumstances subject to credit administration review and approval which may include submission of specified documentation and recovery plans;

•	Loan re-amortization, especially in cases where significant prepayments of principal have occurred and to provide for continuing payment reduction at the end of the deferment period;
•	Covenant waivers and resets; and
•	Extension of up to six months on maturing loans.

All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

As of December 31, 2020, the Company had approved payment deferrals for eight commercial loans that were impacted by the COVID-19 pandemic totaling $26.6 million which consisted of deferral of regularly scheduled principal and interest payments which is a significant decrease compared to September 30, 2020 when the Company had 13 commercial loans that were impacted by the COVID-19 pandemic totaling $49.7 million and compared to June 30, 2020 when the Company had 98 commercial loans totaling $161.6 million. In general, the payment deferral period for these loans was 90 days. In certain situations, depending on economic conditions, extensions to the initial payment deferral periods were necessary. Subsequent to December 31, 2020, the Company approved or expected to approve five payment deferrals totaling $20.4 million. As of December 31, 2020, two consumer and mortgage loans totaling $462,000 were approved for payment deferrals which is comparable to September 30, 2020 where there were four consumer and mortgage loans totaling $471,000, however, consumer and mortgage loan modifications have significantly decreased compared to June 30, 2020 when the Company had 43 consumer and mortgage loans totaling $10.1 million. Further, three mortgage loans serviced for FHLMC totaling $916,000 were approved for payment deferrals as of December 31, 2020. These modifications were not classified as TDRs in accordance with the guidance of the CARES Act, CAA 2021 and bank regulatory guidance.

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $912.3 million at December 31, 2020 compared to $898.9 million at March 31, 2020.

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

Economic conditions in the Company’s market areas have deteriorated due to the COVID-19 pandemic. According to the Washington State Employment Security Department, unemployment in Clark County increased to 7.0% at November 30, 2020 compared to 4.3% at March 31, 2020 and 4.2% at December 31, 2019. According to the Oregon Employment Department, unemployment in Portland, Oregon increased to 6.0% at November 30, 2020 compared to 3.4% at March 31, 2020 and December 31, 2019. Unemployment rates have increased; however, unemployment rates are lower compared to the onset of the COVID-19 pandemic in March 2020. Residential home inventory levels and sales continue to remain strong despite the increase in unemployment rates. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have decreased to 0.8 months at December 31, 2020 compared to 1.8 months at March 31, 2020 and December 31, 2019. Residential home inventory levels in Clark County decreased to 0.6 months at December 31, 2020 compared to 2.1 months at March 31, 2020 and 1.8 months at December 31, 2019. According to the RMLS, closed home sales in Clark County increased 16.4% in December 2020 compared to December 2019. Closed home sales during December 2020 in Portland, Oregon increased 26.0% compared to December 2019.

Operating Strategy

Fiscal year 2021 marks the 98th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At December 31, 2020, commercial and construction loans represented 92.9% of total loans compared to 90.4% at March 31, 2020. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and its core deposits by expanding its customer base throughout its primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through de novo branches, the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. In this regard, the Company moved to a new, more modern branch in Camas in June 2020 and the Cascade Park neighborhood of Vancouver in September 2020 and will open one additional new branch location in Ridgefield in 2021.

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

Implementation of a Profit Improvement Plan (“PIP”). The Company’s PIP committee is comprised of several members of management and the Board of Directors with the purpose of undertaking several initiatives to reduce non-interest expense and continue on-going efforts to identify cost saving opportunities throughout all aspects of the Company’s operations. The PIP committee’s mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. As a result, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 63.4% at December 31, 2020.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $1.3 billion and $1.2 billion at December 31, 2020 and March 31, 2020, respectively.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits, which exclude IOLTA and public funds accounts, increased $245.3 million at December 31, 2020 compared to March 31, 2020 reflecting the Company’s commitment to increasing core deposits through organic growth in customer relationships versus relying on wholesale funding as well as deposits generated from SBA PPP loans, government stimulus checks being deposited directly into customer accounts and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2020

Commercial business	$171,902	$-	$-	$171,902
SBA PPP	80,785	-	-	80,785
Commercial construction	-	-	10,440	10,440
Office buildings	-	132,756	-	132,756
Warehouse/industrial	-	86,833	-	86,833
Retail/shopping centers/strip malls	-	84,901	-	84,901
Assisted living facilities	-	901	-	901
Single purpose facilities	-	236,026	-	236,026
Land	-	12,126	-	12,126
Multi-family	-	42,166	-	42,166
One-to-four family construction	-	-	6,482	6,482
Total	$252,687	$595,709	$16,922	$865,318

March 31, 2020

Commercial business	$179,029	$-	$-	$179,029
Commercial construction	-	-	52,608	52,608
Office buildings	-	113,433	-	113,433
Warehouse/industrial	-	91,764	-	91,764
Retail/shopping centers/strip malls	-	76,802	-	76,802
Assisted living facilities	-	1,033	-	1,033
Single purpose facilities	-	224,839	-	224,839
Land	-	14,026	-	14,026
Multi-family	-	58,374	-	58,374
One-to-four family construction	-	-	12,235	12,235
Total	$179,029	$580,271	$64,843	$824,143

Comparison of Financial Condition at December 31, 2020 and March 31, 2020

Cash and cash equivalents, including interest-earning accounts, totaled $235.8 million at December 31, 2020 compared to $42.0 million at March 31, 2020. Deposit growth outpaced the growth in loans receivable providing significant excess funds invested in these interest-earning accounts. The Company’s cash balances typically fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company’s asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $249,000 at both December 31, 2020 and March 31, 2020.

Investment securities totaled $186.6 million and $148.3 million at December 31, 2020 and March 31, 2020, respectively. The increase was due to investment purchases offset by normal pay downs, calls and maturities. During the nine months ended December 31, 2020, purchases of investment securities totaled $72.9 million. During the nine months ended December 31, 2019, purchases of investment securities totaled $18.1 million. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At December 31, 2020, the Company determined that none of its investment securities required an other than temporary impairment (“OTTI”) charge. For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $912.3 million at December 31, 2020 compared to $898.9 million at March 31, 2020, an increase of $13.4 million. The increase was mainly due to the origination of SBA PPP loans partially offset by normal pay downs of principal and loan payoffs. At December 31, 2020, SBA PPP loans totaled $80.8 million which are included in the commercial business loan category. In addition, commercial real estate loans increased $33.5 million or 6.6%. These increases were offset by a decrease in real estate construction loans of $47.9 million, or 73.9%. Due to the timing of the completion of these real estate construction projects, balances may fluctuate in these categories. Once these projects are completed, these loans will roll to permanent financing and be classified within a category under other real estate mortgage. In addition, consumer and multifamily loans decreased $21.2 million, or 24.3%, and $16.2 million or 27.8%, respectively. The Company also purchases the guaranteed portion of SBA loans to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area. These loans are purchased with servicing retained by the seller. At December 31, 2020, the Company’s purchased SBA loan portfolio was $53.7 million compared to $74.8 million at March 31, 2020. During the nine months ended December 31, 2020, the Bank purchased $2.5 million of SBA loans, including premiums.

Prepaid expenses and other assets increased $5.9 million to $13.4 million at December 31, 2020 compared to $7.5 million at March 31, 2020. The increase is mainly due to the recording of three operating lease right-of-use assets totaling $5.8 million with a corresponding increase in operating lease liabilities which are recorded in accrued expenses and other liabilities. For additional information on the Company’s leases, see Note 15 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q

Deposits increased $246.5 million to $1.2 billion at December 31, 2020 compared to $990.4 million at March 31, 2020. The increase was mainly due to proceeds from SBA PPP loans deposited directly into customer accounts, government stimulus checks and an increase in savings trends and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. The Company had no wholesale-brokered deposits at December 31, 2020 and March 31, 2020. Core branch deposits accounted for 98.0% and 97.6% of total deposits at December 31, 2020 and March 31, 2020, respectively. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' equity increased $3.0 million to $151.9 million at December 31, 2020 from $148.8 million at March 31, 2020. The increase was mainly attributable to net income of $7.1 million for the nine months ended December 31, 2020 and an increase in the accumulated other comprehensive income related to the unrealized holding gains on available for sale investment securities, net of tax, of $429,000. These increases were offset by the payments of cash dividends totaling $3.3 million and the repurchase of 295,900 shares of common stock totaling $1.4 million for the nine months ended December 31, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of December 31, 2020.

As of December 31, 2020, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):
	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital:
(To Risk-Weighted Assets)	$149,133	17.58%	$67,860	8.0%	$84,825	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	138,418	16.32	50,895	6.0	67,860	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	138,418	16.32	38,171	4.5	55,136	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	138,418	9.80	56,494	4.0	70,617	5.0

March 31, 2020
Total Capital:
(To Risk-Weighted Assets)	$145,949	17.01%	$68,630	8.0%	$85,787	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	135,196	15.76	51,472	6.0	68,630	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	135,196	15.76	38,604	4.5	55,762	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	135,196	11.79	45,851	4.0	57,313	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of December 31, 2020, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a savings and loan holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at December 31, 2020, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2020, the Bank used its sources of funds primarily to fund loan commitments. At December 31, 2020, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $389.3 million, or 27.1% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, including FRB borrowings and FHLB advances consistent with its asset/liability objectives. At December 31, 2020, the Bank had no advances from the FRB and maintains a credit facility with the FRB with available borrowing capacity of $52.4 million, subject to sufficient collateral. At December 31, 2020, the Bank had no advances from the FHLB and had an available borrowing capacity of $224.9 million, subject to sufficient collateral and stock investment. At December 31, 2020, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion. Additionally, the Board of Governors of the Federal Reserve System recently established the PPPLF to bolster the effectiveness of the SBA PPP. The Bank may utilize the PPPLF pursuant to approval from the FRB to which the Bank would pledge SBA PPP loans at face value as collateral to obtain FRB non-recourse. As of December 31, 2020, the Bank had not sought approval to utilize PPPLF as it held a substantial cash and cash equivalent position as a result of SBA PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit customers increasing their balances due to COVID-19.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At December 31, 2020 and March 31, 2020, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $26.4 million, or 2.1% of total deposits, and $5.3 million, or 0.01% of total deposits, at December 31, 2020 and March 31, 2020, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At December 31, 2020 and March 31, 2020, the Company had no deposits through this listing service. Although the Company did not originate any internet-based deposits during the nine months ended December 31, 2020, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank’s funding sources gives the Bank available liquidity of $875.5 million, or 61.0% of total assets at December 31, 2020.

At December 31, 2020, the Company had total commitments of $147.1 million, which includes commitments to extend credit of $22.6 million, unused lines of credit totaling $113.8 million, undisbursed construction loans totaling $8.7 million, and standby letters of credit totaling $2.0 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2020 totaled $90.6 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $38.4 million at December 31, 2020.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At December 31, 2020, Riverview Bancorp, Inc. had $9.8 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans were $393,000 or 0.03% of total assets at December 31, 2020 compared with $1.4 million or 0.12% of total assets at March 31, 2020.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	December 31, 2020		March 31, 2020
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	2	$187	2	$201
Commercial real estate	1	149	2	1,014
Consumer	5	57	9	180
Total	8	$393	13	$1,395

The allowance for loan losses was $19.2 million or 2.06% of total loans at December 31, 2020 compared to $12.6 million or 1.38% of total loans at March 31, 2020. The Company recorded a provision for loan losses of $6.3 million for the nine months ended December 31, 2020. There was no provision for loan losses for the nine months ended December 31, 2019. The increase in the allowance for loan losses was necessary due to the evolving uncertainty around the COVID-19 pandemic, and its adverse economic effect on the respective industry exposures within our loan portfolio. The $80.8 million balance of SBA PPP loans were omitted from the calculation of the required allowance for loan losses at December 31, 2020 as these loans are fully guaranteed by the SBA and management expects that a majority of SBA PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA, which in turn, the SBA will reimburse the Bank for the amount forgiven.

The coverage ratio of allowance for loan losses to nonperforming loans was 4883.46% at December 31, 2020 compared to 904.95% at March 31, 2020. At December 31, 2020, the Company identified $274,000 or 69.64% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans. Criticized assets increased $45.1 million to $46.5 million at December 31, 2020 compared to $1.4 million at March 31, 2020. This increase reflects risk rating changes primarily associated with loans that were granted COVID-19 loan modifications. In general, borrowers whose loans were paying as agreed prior to COVID-19, remain well-secured and have provided acceptable plans for returning to full payment status were downgraded to a pass/watch rating. Modifications that extended beyond six months and beyond December 31, 2020 were generally downgraded to a special mention/criticized rating unless other mitigating considerations exist that lowered the bank’s credit risk. Borrowers who could not provide a plan, or were closed with no plan for re-opening in a reasonable timeframe, were moved to a substandard/classified rating. In addition, the risk rating was also downgraded for certain borrowers who were not granted COVID-19 loan modification, but who have still been impacted negatively by the COVID-19 pandemic. Management considers the allowance for loan losses to be adequate at December 31, 2020 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a further decline in national and local economic conditions (including declines as a result of the COVID-19 pandemic), results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows and the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. All of the Company’s TDRs were paying as agreed at December 31, 2020. The related amount of interest income recognized on TDRs was $164,000 and $166,000 for the nine months ended December 31, 2020 and 2019, respectively.

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

For additional information regarding loan modifications related to COVID-19 that are not deemed TDRs pursuant to the CARES Act and CAA 2021 and related bank regulatory guidance see “Recent Developments Related to COVID-19-Loan Modifications, discussed above.”

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	December 31, 2020	March 31, 2020

Loans accounted for on a non-accrual basis:
Commercial business	$187	$201
Other real estate mortgage	149	1,014
Consumer	57	180
Total	393	1,395
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming assets	$393	$1,395

Foregone interest on non-accrual loans (1)	$42	$75
Total nonperforming loans to total loans	0.04%	0.15%
Total nonperforming loans to total assets	0.03%	0.12%
Total nonperforming assets to total assets	0.03%	0.12%

(1) Nine months ended December 31, 2020 and year ended March 31, 2020.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Other Oregon	Southwest Washington	Other	Total
December 31, 2020

Commercial business	$-	$187	$-	$187
Commercial real estate	-	149	-	149
Consumer	-	57	-	57
Total nonperforming assets	$-	$393	$-	$393

March 31, 2020

Commercial business	$-	$201	$-	$201
Commercial real estate	851	163	-	1,014
Consumer	-	152	28	180
Total nonperforming assets	$851	$516	$28	$1,395

The composition of land acquisition and development and speculative and custom/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other Oregon	Southwest Washington	Total
December 31, 2020

Land acquisition and development	$2,248	$1,786	$8,092	$12,126
Speculative and custom/presold construction	225	-	4,774	4,999
Total	$2,473	$1,786	$12,866	$17,125

March 31, 2020

Land acquisition and development	$2,124	$1,834	$10,068	$14,026
Speculative and custom/presold construction	282	-	11,745	12,027
Total	$2,406	$1,834	$21,813	$26,053

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	December 31, 2020		March 31, 2020
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	-	$-	3	$147
Commercial real estate	1	3,565	-	-
Multi-family	2	24	3	34
Total	3	$3,589	6	$181

At December 31, 2020, loans delinquent 30 - 89 days were 0.04% of total loans compared to 0.03% at March 31, 2020. At December 31, 2020, loans delinquent 30-89 days were comprised of commercial business and consumer loans. At March 31, 2020, loans delinquent 30-89 days were comprised of consumer loans. There were no loans 30 - 89 days delinquent in the commercial real estate (“CRE”) portfolio or commercial business portfolio. CRE loans represented the largest portion of the loan portfolio at 58.12% of total loans and commercial business represented 27.13% of total loans.

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

The Company performed its annual goodwill impairment test as of October 31, 2020. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach, the whole bank transaction approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 35%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 8.1%, a net interest margin that approximated 3.3% and a return on assets that ranged from 0.91% to 1.39% (average of 1.11%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 14.86% utilized for our cash flow estimates and a terminal value estimated at 1.43 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The whole bank transaction approach estimates fair value by applying key financial variables in transactions involving acquisitions of similar institutions. In applying the whole bank transaction approach method, the Company identified transactions that occurred during the first 10 months of calendar 2020 utilizing a multiple of 1.1 times price to book value. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 0.8 times tangible book value. The Company calculated a fair value of its reporting unit of $143.0 million using the corporate value approach, $179.0 million using the income approach, $184 million using the whole bank transaction approach and $180.0 million using the market approach, with a final concluded value of $181.0 million, with half the weight given to the income approach and one quarter weight given to the whole bank approach and the market approach. No weight was given to the corporate value approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company completed a qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at December 31, 2020. If adverse economic conditions or the recent decrease in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition. However, such an impairment would not impact the Company’s liquidity, operations or regulatory capital.

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2020 and 2019

Net Income. Net income was $4.0 million, or $0.18 per diluted share for the three months ended December 31, 2020, compared to $4.1 million, or $0.18 per diluted share for same prior year period. Net income for the nine months ended December 31, 2020 and 2019 was $7.1 million, or $0.32 per diluted share, and $12.9 million, or $0.57 per diluted share, respectively. The Company’s net income decreased primarily as a result of the decrease in non-interest income partially offset by an increase in net interest income and a decrease in non-interest expense for the three months ended December 31, 2020 compared to the same three month period in the prior year. The Company’s net income decreased primarily as a result of the increased provision for loan losses of $6.3 million for the nine months ended December 31, 2020 compared to no provision for loan losses for the nine months ended December 31, 2019, in addition to a decrease in non-interest income which was partially offset by a decrease in non-interest expense.

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

Net interest income for the three months ended December 31, 2020 was $11.5 million representing a $37,000 increase compared to the three months ended December 31, 2019. Net interest income for the nine months ended December 31, 2020 was $33.7 million representing a $960,000 decrease compared to the nine months ended December 31, 2019. The net interest margin for the three and nine months ended December 31, 2020 was 3.40% and 3.46%, respectively, compared to 4.23% and 4.31% for the three and nine months ended December 31, 2019. These decreases in the net interest margin were primarily the result of the low interest rate environment putting downward pressure on adjustable rate instruments combined with the impact of the low loan yields on the SBA PPP loan portfolio causing a decrease in the average yield on interest-earning assets partially offset by the decrease in the average yield on interest-bearing liabilities. The decreases were also due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate changes.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended December 31, 2020 was $12.3 million and $36.5 million, respectively, compared to $12.8 million and $38.2 million, respectively, for the same periods in the prior year. The decrease for the three months ended December 31, 2020 was due primarily to the 107 basis point decrease in the average yield on interest earning assets to 3.63% compared to 4.70% for the three months ended December 31, 2019. The decrease for the nine months ended December 31, 2020 was due primarily to the 100 basis point decrease in the average yield on interest earning assets to 3.74% compared to 4.74% for the nine months ended December 31, 2019. The substantial increase in the average balance of overnight cash balances as a result in the increase in deposit balances related to SBA PPP loans, is negatively impacting interest earning assets. Interest and dividend income included $1.5 million and $3.0 million of interest income and fees earned related to SBA PPP loans for the three and nine months ended December 31, 2020, respectively. There was no interest income and fees related to SBA PPP loans for the three and nine months ended December 31, 2019.

The average balance of net loans increased $76.5 million and $93.4 million to $955.2 million and $975.2 million for the three and nine months ended December 31, 2020, respectively, from $878.7 million and $881.8 million for the same period in the prior year due to SBA PPP loans. Although the average balance of loans increased, the average yield on net loans decreased and was 4.82% and 4.69%, respectively, for the three and nine months ended December 31, 2020 compared to 5.30% for the same three and nine month periods in the prior year, respectively, due primarily to the decreases in short-term rates over the last year, including the emergency 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic and secondarily due to the impact of SBA PPP loans. For the three and nine months ended December 31, 2020, the average balance of SBA PPP loans was $99.9 million and $98.5 million, respectively. The average yield on SBA PPP loans was 6.12% and 4.00% for the three and nine months ended December 31, 2020, respectively, which included the recognition of the net deferred fees. This resulted in a positive impact, primarily due to the accelerated SBA PPP loan fee recognition due to SBA PPP loan forgiveness, to the average loan yield on net loans of 15 basis points and a negative impact, due to the low interest rate of SBA PPP loans and normal SBA PPP loan amortization, of eight basis points during the three and nine months ended December 31, 2020, respectively. The impact of SBA PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met. This decrease in the average yield on net loans was the primary reason for the overall decrease in interest and dividend income.

Interest Expense. Interest expense decreased $511,000 and $765,000 to $763,000 and $2.8 million for the three and nine months ended December 31, 2020, respectively, compared to $1.3 million and $3.5 million for the three and nine months ended December 31, 2019, respectively. Interest expense on deposits decreased $386,000 to $556,000 for the three months ended December 31, 2020 compared to $942,000 for the same three month period in the prior year. Interest expense on deposits increased $118,000 to $2.1 million for the nine months ended December 31, 2020 compared to $2.0 million for the same nine month period in the prior year. The weighted average interest rate on interest-bearing deposits decreased to 0.26% for the three months ended December 31, 2020, compared to 0.54% for the three months ended December 31, 2019. The weighted average interest rate on interest-bearing deposits decreased to 0.34% for the nine months ended December 31, 2020, compared to 0.39% for the nine months ended December 31, 2019 due primarily to the decrease in the weighted average interest rate on deposits excluding certificates of deposit due to the overall decreasing rate environment. The weighted average interest rate on certificates of deposit increased due to pricing pressures and competition in our local markets. For the three months ended December 31, 2020, interest expense for deposits decreased compared to the same prior year period as the decrease in the weighted average interest rate offset the overall increase in weighted average deposit balances. For the nine months ended December 31, 2020, interest expense for deposits increased due to the overall increase in the weighted average balance but was partially offset by the decrease in the weighted average interest rate. The weighted average balance of interest-bearing deposits increased $143.4 million and $133.3 million for the three and nine months ended December 31, 2020, respectively, compared to the same periods in the prior year due primarily to proceeds from SBA PPP loans deposited directly into customer accounts, government stimulus checks and an increase in savings trends and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19.

Interest expense on borrowings decreased $125,000 and $883,000 for the three and nine months ended December 31, 2020, respectively, compared to the same periods in the prior year. The weighted average interest rate on other interest-bearing liabilities decreased to 2.17% and 1.86% for the three and nine months ended December 31, 2020, respectively, compared to 4.55% and 3.71% for the same three and nine month periods in the prior year. The average balance of other interest-bearing liabilities increased to $37.9 million and decreased to $49.0 million for the three and nine months ended December 31, 2020, respectively, compared to $29.0 million and $56.3 million for the same three month period in the prior year, respectively. Overall, total interest expense decreased primarily as a result of the decrease in the weighted average interest rate on interest-bearing liabilities for the three and nine months ended December 31, 2020 and 2019, respectively.

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

	Three Months Ended December 31,
	2020			2019
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$669,531	$8,371	4.96%	$692,227	$9,478	5.45%
Non-mortgage loans	285,652	3,230	4.49	186,429	2,221	4.74
Total net loans (1)	955,183	11,601	4.82	878,656	11,699	5.30

Investment securities (2)	154,265	607	1.56	159,356	887	2.21
Daily interest-earning assets	1,545	-	-	105	-	-
Other earning assets	235,331	98	0.17	44,112	189	1.70
Total interest-earning assets	1,346,324	12,306	3.63	1,082,229	12,775	4.70

Non-interest-earning assets:
Office properties and equipment, net	18,970			15,811
Other non-interest-earning assets	78,332			76,116
Total assets	$1,443,626			$1,174,156

Interest-bearing liabilities:
Regular savings accounts	$258,132	57	0.09	$208,486	354	0.68
Interest checking accounts	235,363	19	0.03	176,856	24	0.05
Money market accounts	218,490	34	0.06	184,194	54	0.12
Certificates of deposit	128,677	446	1.38	127,747	510	1.59
Total interest-bearing deposits	840,662	556	0.26	697,283	942	0.54

Other interest-bearing liabilities	37,864	207	2.17	29,011	332	4.55
Total interest-bearing liabilities	878,526	763	0.34	726,294	1,274	0.70

Non-interest-bearing liabilities:
Non-interest-bearing deposits	395,939			289,773
Other liabilities	17,525			11,999
Total liabilities	1,291,990			1,028,066
Shareholders’ equity	151,636			146,090
Total liabilities and shareholders’ equity	$1,443,626			$1,174,156
Net interest income		$11,543			$11,501
Interest rate spread			3.29%			4.00%
Net interest margin			3.40%			4.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			153.25%			149.01%

Tax equivalent adjustment (3)		$14			$9

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Nine Months Ended December 31,
	2020			2019
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$688,044	$26,078	5.03%	$693,776	$28,586	5.48%
Non-mortgage loans	287,159	8,397	3.88	188,003	6,560	4.64
Total net loans (1)	975,203	34,475	4.69	881,779	35,146	5.30

Investment securities (2)	140,985	1,813	1.71	168,266	2,721	2.15
Daily interest-earning assets	575	-	-	115	-	-
Other earning assets	179,440	216	0.16	22,424	369	2.19
Total interest-earning assets	1,296,203	36,504	3.74	1,072,584	38,236	4.74

Non-interest-earning assets:
Office properties and equipment, net	18,183			15,569
Other non-interest-earning assets	77,881			74,157
Total assets	$1,392,267			$1,162,310

Interest-bearing liabilities:
Regular savings accounts	$250,043	364	0.19	$179,494	744	0.55
Interest checking accounts	219,210	66	0.04	179,794	75	0.06
Money market accounts	196,929	121	0.08	200,170	177	0.12
Certificates of deposit	132,128	1,520	1.53	105,550	957	1.21
Total interest-bearing deposits	798,310	2,071	0.34	665,008	1,953	0.39

Other interest-bearing liabilities	49,011	687	1.86	56,337	1,570	3.71
Total interest-bearing liabilities	847,321	2,758	0.43	721,345	3,523	0.65

Non-interest-bearing liabilities:
Non-interest-bearing deposits	379,516			288,410
Other liabilities	14,515			10,911
Total liabilities	1,241,352			1,020,666
Shareholders’ equity	150,915			141,644
Total liabilities and shareholders’ equity	$1,392,267			$1,162,310
Net interest income		$33,746			$34,713
Interest rate spread			3.31%			4.09%
Net interest margin			3.46%			4.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			152.98%			148.69%

Tax equivalent adjustment (3)		$25			$32

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended December 31, 2020 compared to the periods ended September 30, 2019. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended December 31,			Nine Months Ended December 31,
	2020 vs. 2019			2020 vs. 2019

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Net			Total Net
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)

Interest Income:
Mortgage loans	$(296)	$(811)	$(1,107)	$(230)	$(2,278)	$(2,508)
Non-mortgage loans	1,131	(122)	1,009	3,045	(1,208)	1,837
Investment securities (1)	(27)	(253)	(280)	(401)	(507)	(908)
Other earning assets	206	(297)	(91)	471	(624)	(153)
Total interest income	1,014	(1,483)	(469)	2,885	(4,617)	(1,732)

Interest Expense:
Regular savings accounts	70	(367)	(297)	223	(603)	(380)
Interest checking accounts	6	(11)	(5)	18	(27)	(9)
Money market accounts	9	(29)	(20)	(3)	(53)	(56)
Certificates of deposit	4	(68)	(64)	275	288	563
Other interest-bearing liabilities	82	(207)	(125)	(183)	(700)	(883)
Total interest expense	171	(682)	(511)	330	(1,095)	(765)
Net interest income	$843	$(801)	$42	$2,555	$(3,522)	$(967)

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

In accordance with GAAP, loans acquired from MBank during the fiscal year ended March 31, 2017 were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $813,000 and $1.1 million at December 31, 2020 and March 31, 2020, respectively.

There was no provision for loan losses for the three months ended December 31, 2020 and 2019. The provision for loan losses was $6.3 million for the nine months ended December 31, 2020 compared to no provision for loan losses for the nine months ended December 31, 2019. The provision for loan losses for the nine months ended December 31, 2020 is based primarily upon the evolving uncertainty around the COVID-19 pandemic and its adverse economic effect on the respective industry exposures within our loan portfolio.

Net recoveries totaled $326,000 and $268,000 for the three and nine months ended December 31, 2020, respectively, compared to net charge-offs of $3,000 and $24,000 for the three and months ended December 31, 2019, respectively. Annualized net recoveries to average net loans was (0.14)% and (0.03)% for the three and nine months ended December 31, 2020, respectively. Annualized net charge-offs were not meaningful for the three and nine months ended December 31, 2019. Nonperforming loans were $393,000 at December 31, 2020, compared to $1.5 million at December 31, 2019. The decrease in nonperforming loans was primarily due to one nonperforming loan totaling $851,000 which was resolved through a payoff during December 2020. The ratio of allowance for loan losses to nonperforming loans was 4883.46% at December 31, 2020 compared to 753.66% at December 31, 2019. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of December 31, 2020, the Company had identified $4.0 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $3.8 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At December 31, 2020, charge-offs on these impaired loans totaled $85,000 from their original loan balances. The remaining $256,000 of impaired loans has specific valuation allowances totaling $13,000 at December 31, 2020.

Non-Interest Income. Non-interest income decreased $351,000 and $1.2 million to $2.8 million and $8.3 million for the three and nine months ended December 31, 2020, respectively, compared to the same prior year periods. The decrease in non-interest income was due to the decrease in fees and service charges of $7,000 and $335,000 for the three and nine months ended December 31, 2020, respectively, compared the same periods in the prior year reflecting primarily from a decrease in transactions due to a change in customer spending habits during the COVID-19 pandemic. Additionally, the decrease in non-interest income was due to the decrease in asset management fees of $247,000 and $623,000 for the three and nine months ended December 31, 2020, respectively, compared to the same periods in the prior year as a result of the decline in interest rates on fee generating products. Furthermore, net gains on sales of loans held for sale decreased $68,000 and $182,000 for the three and nine months ended December 31, 2020, respectively, compared to the same periods in the prior year as the Company has transitioned to a model where mortgage loan originations are brokered to various third-party mortgage companies.

Non-Interest Expense. Non-interest expense decreased $141,000 and $817,000 to $9.1 million and $26.6 million for the three and nine months ended December 31, 2020, respectively, compared to the same periods in the prior year. The decrease in non-interest expense for the three and nine months ended December 31, 2020, compared to the same prior year periods was primarily due to a decrease in salaries and employee benefits of $243,000 and $1.1 million, respectively, which is mainly attributable to the loan origination cost offset related to the origination of the SBA PPP loans and the Company’s focus to manage controllable costs such as salaries and employee benefits. In addition, advertising and marketing expenses decreased $37,000 and $306,000 for the three and nine months ended December 31, 2020, respectively, primarily due to reduced opportunities for community sponsorships and cancellations of sponsored events due to COVID-19 restrictions. Partially offsetting these decreases was an increase in FDIC insurance premiums of $89,000 and $140,000 for the three and nine months ended December 31, 2020, respectively, as assessments returned to normal levels. The Bank utilized its remaining FDIC credits for previously paid deposit insurance premiums to partially offset current assessments in the prior quarter. In addition, occupancy and depreciation expense decreased $27,000 and increased $283,000 for the three and nine months ended December 31, 2020, respectively, compared to the same periods in the prior year due to continued investments into enhancing our information technology infrastructure and technology expenditures incurred as a result of employees working from home during the COVID-19 pandemic.

Income Taxes. The provision for income taxes was $1.2 million and $2.0 million for the three and nine months ended December 31, 2020, respectively, compared to $1.3 million and $3.9 million for the three and nine months ended December 31, 2019, respectively, due to lower pre-tax income. Income before income taxes was $5.2 million and $9.0 million for the three and nine months ended December 31, 2020, respectively, compared to the same prior year periods of $5.4 million and $16.7 million, respectively. The Company’s effective tax rate for the three and nine months ended December 31, 2020 was 22.9% and 22.0%, respectively, compared to 23.7% and 23.0% for the three and nine months ended December 31, 2019, respectively. The decrease in the effective tax rate can be attributed to investments in tax-exempt bank owned life insurance. As of December 31, 2020, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At December 31, 2020, the Company had a net deferred tax asset of $3.1 million compared to $3.3 million at March 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2020 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2020 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2020 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended December 31, 2020, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on November 24, 2020 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2020 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957) filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(9)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957) filed with the Commission on June 16, 2017, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099) and incorporated herein by reference.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Kevin J. Lycklama	By:	/S/ David Lam
	Kevin J. Lycklama		David Lam
	President and Chief Executive Officer		Executive Vice President and
	Director		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	February 11, 2021	Date:	February 11, 2021