Form 10-K
period 2021-03-31
RIVERVIEW BANCORP INC
filed 2021-06-21
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2021 OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □  No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes □  No  ⌧

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □	Non-accelerated filer ⌧
Smaller reporting company ⌧	Emerging growth company □

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes □ No   ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2020 was $92,695,375 (22,336,235 shares at $4.15 per share). As of June 18, 2021, there were issued and outstanding 22,351,235 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (Part III).

Forward-Looking Statements

As used in this Form 10-K, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-K, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the novel coronavirus of 2019 (“COVID-19”) pandemic, including on Riverview’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to originate loans for sale and sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Washington State Department of Financial Institutions and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company’s ability to attract and retain deposits; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames; future goodwill impairment due to changes in Riverview’s business, changes in market conditions, including as a result of the COVID-19 pandemic or other factors; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards, including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA 2021”); other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, including as a result of the CARES Act, CAA 2021, recent COVID-19 vaccination efforts and economic stimulus efforts, and the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”).

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2022 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the “Bank”). At March 31, 2021, the Company had total assets of $1.5 billion, total deposits of $1.3 billion and total shareholders' equity of $151.6 million. The Company’s executive offices are located in Vancouver, Washington. The Bank's subsidiary, Riverview Trust Company (the “Trust Company”), is a trust and financial services company located in downtown Vancouver, Washington, and provides full-service brokerage activities, trust and asset management services.

Substantially all of the Company’s business is conducted through the Bank, which until April 28, 2021, was a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank converted from a federally chartered savings bank to a Washington state-chartered commercial bank on April 28, 2021.  As a Washington state-chartered commercial bank, the Bank’s regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured up to applicable limits by the FDIC. The Board of Governors of the Federal Reserve System (“Federal Reserve”) remains the primary federal regulator for the Company. In connection with the Bank’s charter conversion, the Company converted from a Savings and Loan Holding Company to a Bank Holding Company. The Bank is also a member of the Federal Home Loan Bank of Des Moines ("FHLB") which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”).

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $924.1 million at March 31, 2021 compared to $898.9 million at March 31, 2020.

Since COVID-19 was declared a pandemic in March 2020, COVID-19 has significantly affected our communities, customers, and operations. Efforts to limit the spread of COVID-19 led to shelter-in-place orders, the temporary closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. Although many of these restrictions have been lifted and society has begun to re-open, the COVID-19 pandemic is ongoing and additional uncertainties exist which may continue to impact our customers, employees and vendors; the financial services and banking industry; and the economy as a whole. These uncertainties include, among other things, the extent and severity of the spread of COVID-19 including COVID-19 variants, the length of the outbreak, the extent of distribution and efficacy of vaccines, the lifting of pandemic-related restrictions including social distancing and the use of facemasks, and future actions taken by governmental authorities to contain the outbreak or to mitigate its impact. In light of the uncertainties and continuing developments related the COVID-19 pandemic, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material.

For our customers, the Company is continuing to offer payment and financial relief programs for borrowers impacted by COVID-19. We continue to work with our customers to originate and renew commercial business loans and through its conclusion in May 2021, originated loans through the Paycheck Protection Program (“PPP”), a lending program administered by the U.S. Small Business Administration (“SBA”) and established as part of the CARES Act. As of March 31, 2021, the Company held SBA PPP loans with a total outstanding balance of $93.4 million. For additional discussion of impacts to our business from the COVID-19 pandemic, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments Related to COVID-19."

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial business and commercial real estate loans in its loan portfolio. Significant portions of our recent loan originations, other than SBA PPP loans, are mainly concentrated in commercial business and commercial real estate loans which carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate consumer real estate one-to-four family mortgages.

Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 17 branches, including, among others, nine in Clark County, four in the Portland metropolitan area and three lending centers.

Market Area

The Company conducts operations from its home office in Vancouver, Washington and 17 branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, and Vancouver, Washington (six branch offices) and Portland (two branch offices), Gresham, Tualatin and Aumsville, Oregon. The Trust Company has two locations, one in downtown Vancouver, Washington and one in Lake Oswego, Oregon, and provides full-service brokerage activities, trust and asset management services. Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank. The Bank’s Business and Professional Banking Division, with two lending offices located in Vancouver and one in Portland, offers commercial and business banking services.

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

Economic conditions in the Company’s market areas were generally positive until the recent COVID-19 pandemic. According to the Washington State Employment Security Department, unemployment in Clark County increased to 6.2% at March 31, 2021 compared to 4.3% at March 31, 2020. According to the Oregon Employment Department, unemployment in Portland increased to 7.0% at March 31, 2021 compared to 3.4% at March 31, 2020.  According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have decreased to 0.8 months at March 31, 2021 compared to 1.8 months at March 31, 2020. Residential home inventory levels in Clark County have decreased to 0.5 months at March 31, 2021 compared to 2.1 months at March 31, 2020. According to the RMLS, closed home sales in March 2021 in Clark County increased 21.8% compared to March 2020. Closed home sales during March 2021 in Portland increased 8.5% compared to March 2020.

Lending Activities

General.  At March 31, 2021, the Company's net loans receivable totaled $924.1 million, or 59.6% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan. Our current loan policy generally limits the maximum amount of loans we can make to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $30.3 million, at March 31, 2021. At this date, the Bank’s largest lending relationship with one borrower was $16.5 million, which consisted of two commercial real estate loans of $14.1 million and $2.4 million. Both loans were performing in accordance with their original payment terms at March 31, 2021.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio, excluding loans held for sale, by type of loan at the dates indicated (dollars in thousands):

	At March 31,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and construction:
Commercial business	$265,145	28.11%	$179,029	19.64%	$162,796	18.58%	$137,672	16.97%	$107,371	13.78%
Other real estate mortgage (1)	602,521	63.88	580,271	63.66	530,029	60.50	529,014	65.20	506,661	65.00
Real estate construction	16,990	1.80	64,843	7.12	90,882	10.37	39,584	4.88	46,157	5.92
Total commercial and construction	884,656	93.79	824,143	90.42	783,707	89.45	706,270	87.05	660,189	84.70
Consumer:
Real estate one-to-four family	56,405	5.98	83,150	9.12	84,053	9.60	90,109	11.10	92,865	11.91
Other installment	2,174	0.23	4,216	0.46	8,356	0.95	14,997	1.85	26,378	3.39
Total consumer	58,579	6.21	87,366	9.58	92,409	10.55	105,106	12.95	119,243	15.30
Total loans	943,235	100.00%	911,509	100.00%	876,116	100.00%	811,376	100.00%	779,432	100.00%
Less:
Allowance for loan losses	19,178		12,624		11,457		10,766		10,528
Total loans receivable, net	$924,057		$898,885		$864,659		$800,610		$768,904

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans.

Loan Portfolio Composition. The following tables set forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands):
	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2021

Commercial business	$171,701	$-	$-	$171,701
SBA PPP	93,444	-	-	93,444
Commercial construction	-	-	9,810	9,810
Office buildings	-	135,526	-	135,526
Warehouse/industrial	-	87,880	-	87,880
Retail/shopping centers/strip malls	-	85,414	-	85,414
Assisted living facilities	-	854	-	854
Single purpose facilities	-	233,793	-	233,793
Land acquisition and development	-	14,040	-	14,040
Multi-family	-	45,014	-	45,014
One-to-four family construction	-	-	7,180	7,180
Total	$265,145	$602,521	$16,990	$884,656

March 31, 2020

Commercial business	$179,029	$-	$-	$179,029
Commercial construction	-	-	52,608	52,608
Office buildings	-	113,433	-	113,433
Warehouse/industrial	-	91,764	-	91,764
Retail/shopping centers/strip malls	-	76,802	-	76,802
Assisted living facilities	-	1,033	-	1,033
Single purpose facilities	-	224,839	-	224,839
Land acquisition and development	-	14,026	-	14,026
Multi-family	-	58,374	-	58,374
One-to-four family construction	-	-	12,235	12,235
Total	$179,029	$580,271	$64,843	$824,143

Commercial Business Lending. At March 31, 2021, the commercial business loan portfolio totaled $265.1 million, or 28.1% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Beginning in the first quarter of fiscal year 2021, the Company began to offer PPP loans which are fully guaranteed by the SBA, to existing and new customers as a result of the COVID-19 pandemic. These PPP loans are subject to the provisions of the CARES Act as well as complex and evolving rules and guidance issued by the SBA and the U.S. Department of the Treasury. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the PPP conditions. The CAA 2021 renewed and extended the PPP until May 31, 2021 by authorizing an additional $284.5 billion for the program. As of March 31, 2021, the Company held SBA PPP loans with a total outstanding balance of $93.4 million. The Company expects that the great majority of its PPP borrowers will seek full or partial forgiveness of their loan obligations. For additional information regarding these loans, see Item 1A. Risk Factors – “Risks Related to Our Lending- Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments Related to COVID-19."

Commercial business lending typically involves risks that are different from those associated with residential and commercial real estate lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans, other than SBA PPP loans, depends primarily on the cash flow and credit-worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Additionally, the borrower’s cash flow may be unpredictable and collateral securing these loans may fluctuate in value.

Other Real Estate Mortgage Lending. At March 31, 2021, the other real estate mortgage loan portfolio totaled $602.5 million, or 63.9% of total loans. The Company originates other real estate mortgage loans secured by office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively “commercial real estate loans” or “CRE”); as well as land and multi-family loans primarily located in its market area. At March 31, 2021, owner occupied properties accounted for 29.2% and non-owner occupied properties accounted for 70.8% of the Company’s commercial real estate loan portfolio.

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

The Company actively pursues commercial real estate loans. Loan demand within the Company’s market area was competitive in fiscal year 2021 as economic conditions and competition for strong credit-worthy borrowers remained high. At March 31, 2021, the Company had one commercial real estate loan of $144,000 on non-accrual status. At March 31, 2020, the Company had two commercial real estate loans totaling $1.0 million on non-accrual status. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Risks Related to Our Lending – Our emphasis on commercial real estate lending may expose us to increased lending risks.”

Land acquisition and development loans are included in the other real estate mortgage loan portfolio balance and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchases and infrastructure development of properties (e.g. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sales to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. At March 31, 2021, land acquisition and development loans totaled $14.0 million, or 1.49% of total loans compared to $14.0 million, or 1.54% of total loans at March 31, 2020. The largest land acquisition and development loan had an outstanding balance at March 31, 2021 of $2.7 million and was performing according to its original payment terms. At March 31, 2021, all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At March 31, 2021 and 2020, the Company had no land acquisition and development loans on non-accrual status.

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

The composition of the Company’s construction loan portfolio, including undisbursed funds, was as follows at the dates indicated (dollars in thousands):

	At March 31,
	2021		2020
	Amount (1)	Percent	Amount (1)	Percent

Speculative construction	$3,598	11.76%	$5,016	5.65%
Commercial/multi-family construction	14,597	47.71	62,929	70.85
Custom/presold construction	10,973	35.86	19,117	21.52
Construction/permanent	1,428	4.67	1,759	1.98
Total	$30,596	100.00%	$88,821	100.00%

(1) Includes undisbursed funds of $13.6 million and $24.0 million at March 31, 2021 and 2020, respectively.

At March 31, 2021, the balance of the Company’s construction loan portfolio, including undisbursed funds, was $30.6 million compared to $88.8 million at March 31, 2020. The $58.2 million decrease was primarily due to a $48.3 million decrease in commercial/multi-family construction loans along with a decrease of $8.1 million in custom and presold construction loans. The Company plans to continue to proactively manage its construction loan portfolio in fiscal year 2022 while continuing to originate new construction loans to selected customers.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2021 was a loan to finance the construction of a single family home totaling $299,000. This loan is to a single borrower that is secured by a property located in the Company’s market area. The average balance of loans in the speculative construction loan portfolio at March 31, 2021 was $166,000. At March 31, 2021 and 2020, the Company had no speculative construction loans on non-accrual status.

The composition of land acquisition and development and speculative construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest Oregon	Other	Southwest Washington	Total
March 31, 2021

Land acquisition and development	$2,221	$1,765	$10,054	$14,040
Speculative and presold construction	-	450	5,382	5,832
Total	$2,221	$2,215	$15,436	$19,872

March 31, 2020

Land acquisition and development	$2,124	$1,834	$10,068	$14,026
Speculative and presold construction	282	-	11,745	12,027
Total	$2,406	$1,834	$21,813	$26,053

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Presold construction loans are generally originated for a term of 12 months. At March 31, 2021 and 2020, presold construction loans totaled $4.0 million and $8.4 million, respectively.

Unlike speculative and presold construction loans, custom construction loans are made directly to the homeowner. At March 31, 2021 and 2020, the Company had no custom construction loans. Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. For adjustable rate loans, the interest rates adjust on their first adjustment date. See “Mortgage Brokerage” and “Mortgage Loan Servicing” below for more information. At March 31, 2021, construction/permanent loans totaled $1.3 million, had a total commitment balance of $1.4 million and were performing according to their original repayment terms. The average balance of loans in the construction/permanent loan portfolio excluding undisbursed funds at March 31, 2021 was $450,000.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2021, commercial construction loans totaled $9.8 million, or 57.7% of total real estate construction loans and 1.0% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2021, the largest commercial construction loan had a balance of $3.7 million and was performing according to its original repayment terms. The average balance of loans in the commercial construction loan portfolio at March 31, 2021 was $1.6 million. At March 31, 2021 and 2020, the Company had no commercial construction loans on non-accrual status.

The Company has originated construction and land acquisition and development loans where a component of the cost of the project was the interest required to service the debt during the construction period of the loan, sometimes known as interest reserves. The Company allows disbursements of this interest component as long as the project is progressing as originally projected and if there has been no deterioration in the financial standing of the borrower or the underlying project. If the Company makes a determination that there is such deterioration, or if the loan becomes nonperforming, the Company halts any disbursement of those funds identified for use in paying interest. In some cases, additional interest reserves may be taken by use of deposited funds or through credit lines secured by separate and additional collateral. For additional information concerning the risks related to construction lending, see Item 1A. "Risk Factors – Risks Related to our Lending Activities –Our real estate construction and land acquisition and development loans expose us to risk."

Consumer Lending. Consumer loans totaled $58.6 million at March 31, 2021 and were comprised of $44.2 million of one-to-four family mortgage loans, $11.1 million of home equity lines of credit, $1.2 million of land loans to consumers for the future construction of one-to-four family homes and $2.2 million of other secured and unsecured consumer loans, which included $237,000 of purchased automobile loans.

One-to-four family residences located in the Company’s primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed-rate mortgages and ARMs with repricing based on the one-year constant maturity U.S. Treasury index or other index. At March 31, 2021, the Company had three residential real estate loans totaling $64,000 on non-accrual status compared to three residential real estate loans totaling $152,000 at March 31, 2020. All of these loans were secured by properties located in Oregon and Washington.

The Company also originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. At March 31, 2021 and 2020, the Company had no installment loans on non-accrual status other than purchased automobile loans of $6,000 and $28,000, respectively. The Company did not purchase any automobile loans during fiscal years 2021 and 2020 and does not have plans to purchase any additional automobile loan pools.

Installment consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In these cases, we face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans.

Loan Maturity. The following table sets forth certain information at March 31, 2021 regarding the dollar amount of loans maturing in the Company’s total loan portfolio based on their contractual terms to maturity but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments or stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees (in thousands):

	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:
Commercial business	$16,600	$51,877	$68,132	$49,930	$78,606	$265,145
Other real estate mortgage	13,840	48,505	75,672	413,701	50,803	602,521
Real estate construction	5,539	292	-	9,810	1,349	16,990
Total commercial and construction	35,979	100,674	143,804	473,441	130,758	884,656
Consumer:
Real estate one-to-four family	35	610	410	3,248	52,102	56,405
Other installment	568	291	931	112	272	2,174
Total consumer	603	901	1,341	3,360	52,374	58,579
Total loans	$36,582	$101,575	$145,145	$476,801	$183,132	$943,235

The following table sets forth the dollar amount of loans due after one year from March 31, 2021, which have fixed and adjustable interest rates (in thousands) :
	Fixed Rate	Adjustable Rate	Total

Commercial and construction:
Commercial business	$176,217	$72,328	$248,545
Other real estate mortgage	240,716	347,965	588,681
Real estate construction	2,921	8,530	11,451
Total commercial and construction	419,854	428,823	848,677
Consumer:
Real estate one-to-four family	42,775	13,595	56,370
Other installment	1,241	365	1,606
Total consumer	44,016	13,960	57,976
Total loans	$463,870	$442,783	$906,653

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2021, the Company had outstanding commitments to originate loans of $12.7 million compared to $35.8 million at March 31, 2020.

Mortgage Brokerage. The Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of, and funded by, the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a portion of the origination fee. During the year ended March 31, 2021, brokered loans totaled $63.0 million (including $5.2 million brokered to the Company) compared to $45.5 million (including $11.1 million brokered to the Company) of brokered loans in fiscal year 2020. Gross fees of $1.1 million and $666,000, which includes brokered loan fees and fees for loans sold to the Federal Home Loan Mortgage Company (“FHLMC”), were earned for the years ended March 31, 2021 and 2020, respectively. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand. Beginning in fiscal year 2021, the Company transitioned to a model where the Company is no longer originating and selling mortgages loans to the FHLMC as all mortgage loan originations will instead be brokered to various third-party mortgage companies. The Company will, however, continue to service its existing FHLMC portfolio.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC. The Company generally sells fixed-rate residential one-to-four family mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset/liability strategy. Mortgage loans are sold to the FHLMC on a non-recourse basis whereby foreclosure losses are the responsibility of the FHLMC and not the Company. The Company's general policy is to close its residential loans on FHLMC modified loan documents to facilitate future sales to the FHLMC. Upon sale, the Company continues to collect payments on the loans, supervise foreclosure proceedings, and otherwise service the loans. At March 31, 2021, total loans serviced for others were $120.9 million, of which $63.3 million were serviced for the FHLMC.

Nonperforming Assets. Nonperforming assets were $571,000 or 0.04% of total assets at March 31, 2021 compared with $1.4 million or 0.12% of total assets at March 31, 2020. The Company had net recoveries totaling $254,000 during fiscal 2021 compared to net charge-offs of $83,000 during fiscal 2020. Credit quality metrics for nonperforming assets improved in the past fiscal year and the real estate market in our primary market area has remained strong.

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

The Company continues to proactively manage its residential construction and land acquisition and development loan portfolios. At March 31, 2021, the Company’s residential construction and land acquisition and development loan portfolios were $7.2 million and $14.0 million, respectively, as compared to $12.2 million and $14.0 million, respectively, at March 31, 2020. At March 31, 2021 and 2020, there were no nonperforming loans in the residential construction loan portfolio or the land acquisition and development portfolio. For the years ended March 31, 2021 and 2020, there were no charge-offs or recoveries in the residential construction and land acquisition and development loan portfolios.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	March 31, 2021		March 31, 2020
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	3	$357	2	$201
Commercial real estate	1	144	2	1,014
Consumer	5	70	9	180
Total	9	$571	13	$1,395

Nonperforming loans decreased compared to the prior fiscal year as the Company continues its efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings. The decrease in non-performing loans during fiscal year 2021 is primarily attributed to the payoff of one commercial real estate loan of $851,000. At March 31, 2021, all of these non-performing loans are to borrowers with properties located in Oregon and Washington, with the exception of two automobile loans totaling $7,000 and one commercial business loan for $175,000. At March 31, 2021, 46.15% of the Company’s nonperforming loans, totaling $263,000, were measured for impairment. These loans have been charged down to the estimated fair market value of the collateral less selling costs or carry a specific reserve to reduce the net carrying value. There were no reserves associated with these nonperforming loans that were measured for impairment at March 31, 2021. At March 31, 2021, the largest single nonperforming loan was a commercial business loan for $175,000.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (in thousands):

	At March 31,
	2021	2020	2019	2018	2017

Loans accounted for on a non-accrual basis:
Commercial business	$182	$201	$225	$178	$294
Other real estate mortgage	144	1,014	1,081	1,963	2,143
Consumer	69	180	210	277	278
Total	395	1,395	1,516	2,418	2,715
Accruing loans which are contractually past due 90 days or more	176	-	3	-	34
Total nonperforming loans	571	1,395	1,519	2,418	2,749
Real estate owned (“REO”)	-	-	-	298	298
Total nonperforming assets	$571	$1,395	$1,519	$2,716	$3,047

Foregone interest on non-accrual loans	$49	$75	$94	$102	$81

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Other Oregon	Southwest Washington	Other	Total
March 31, 2021

Commercial business	$-	$182	$175	$357
Commercial real estate	-	144	-	144
Consumer	-	63	7	70
Total nonperforming assets	$-	$389	$182	$571

March 31, 2020

Commercial business	$-	$201	$-	$201
Commercial real estate	851	163	-	1,014
Consumer	-	152	28	180
Total nonperforming assets	$851	$516	$28	$1,395

Other loans of concern, which are classified as substandard loans and are not presently included in the non-accrual category, consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate. In either or both of these situations, the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category. Management considers the allowance for loan losses to be adequate at March 31, 2021, to cover the probable losses inherent in these and other loans.

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	March 31, 2021		March 31, 2020
	Number of Loans	Balance	Number of Loans	Balance

Commercial business	-	$-	3	$147
Commercial real estate	2	7,268	-	-
Multi-family	2	24	3	34
Total	4	$7,292	6	$181

At both March 31, 2021 and 2020, loans delinquent 30 – 89 days were 0.03% of total loans. At March 31, 2021, loans 30 – 89 days past due were comprised of commercial business and consumer loans. At March 31, 2020, loans 30 – 89 days past due were comprised of consumer loans. At March 31, 2020, there were no loans 30 – 89 days past due in our commercial business portfolio. There were no loans 30 – 89 days past due in our commercial real estate (“CRE”) portfolio at March 31, 2021 or March 31, 2020. CRE loans represent the largest portion of our loan portfolio at 57.62% of total loans and commercial business loans represent 28.11% of total loans.
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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows and the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged-off against the allowance for loan losses. At March 31, 2021, the Company had TDRs totaling $3.6 million, of which $3.3 million were on accrual status. The $264,000 of TDRs accounted for on a non-accrual basis at March 31, 2021 are included as nonperforming loans in the nonperforming asset table above. All of the Company’s TDRs were paying as agreed at March 31, 2021. The related amount of interest income recognized on these TDR loans was $207,000 for the year ended March 31, 2021.

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

The CARES Act, signed into law on March 27, 2020, as amended by the CAA 2021, signed into law on December 27, 2020,  allows banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or, January 1, 2022. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. The Company has followed the CARES Act and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to TDR classification. As of March 31, 2021, the Company had five loan modifications related to the COVID-19 pandemic totaling $18.1 million. Loan modifications in accordance with the CARES Act are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. For additional information related to loan modifications as a result of the COVID-19 pandemic, see “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments Related to COVID-19.

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

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payment in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months are charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale of the underlying collateral would result in full repayment of the outstanding loan balance. Once any other potential sources of repayment are exhausted, the impaired portion of the loan is charged-off. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is promptly charged-off.

Asset Classification. Federal regulations provide for the classification of lower quality loans and other assets (such as other real estate owned and repossessed property), debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets have a well-defined weakness and include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the additional characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

The aggregate amount of the Company's classified loans (comprised entirely of substandard loans), general loss allowances, specific loss allowances and net charge-offs (recoveries) were as follows at the dates indicated (in thousands):

	At or For the Year
	Ended March 31,
	2021	2020

Classified loans	$7,687	$1,576
General loss allowances	19,167	12,612
Specific loss allowances	11	12
Net charge-offs (recoveries)	(254)	83

All of the loans on non-accrual status as of March 31, 2021 were categorized as classified loans. Classified loans at March 31, 2021 were comprised of three commercial business loans totaling $182,000, three commercial real estate loans totaling $7.4 million (the largest of which was $3.7 million), two multi-family loans totaling $24,000, three one-to-four family real estate loans totaling $64,000 and one purchased automobile loan totaling $6,000. The $6.1 million increase in classified loans is primarily attributed to COVID-19 related downgrades of two commercial real estate loans totaling $7.3 million and two one-to-four family real estate loans totaling $56,000. These downgrades were offset by the payoffs of three commercial business loans totaling $146,000, one commercial real estate loan for $851,000, and one one-to-four family real estate loan for $47,000 along with risk rating upgrades totaling $104,000.

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

In accordance with GAAP, loans acquired from MBank during the fiscal year ended March 31, 2017 were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $722,000 and $1.1 million at March 31, 2021 and 2020, respectively.

The Company recorded a provision for loan losses of $6.3 million and $1.3 million for the years ended March 31, 2021 and 2020, respectively. The increase in the allowance for loan losses in fiscal year 2021 was necessary as a result of the evolving uncertainty around the COVID-19 pandemic, and its adverse economic effect on the respective industry exposures within our loan portfolio. Our SBA PPP loans were omitted from the calculation of the required allowance for loan losses at March 31, 2021 as these loans are fully guaranteed by the SBA and management expects that a majority of SBA PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA, which in turn, the SBA will reimburse the Bank for the amount forgiven.

At March 31, 2021, the Company had an allowance for loan losses of $19.2 million, or 2.03% of total loans, compared to $12.6 million, or 1.38% at March 31, 2020.  During fiscal year 2021, the Company experienced improvement in the level of delinquent and nonperforming loans. Net recoveries totaled $254,000 for the fiscal year ended March 31, 2021 compared to net charge-offs of $83,000 in the prior fiscal year. Nonperforming loans decreased $824,000 and 30-89 day delinquent loans decreased $30,000 during the fiscal year ended March 31, 2021. Criticized loans increased $41.1 million to $42.5 million at March 31, 2021 from $1.4 million at March 31, 2020. Classified loans increased $6.1 million to $7.7 million at March 31, 2021 compared to $1.6 million at March 31, 2020. The increase in criticized and classified loans reflects risk rating downgrades primarily associated with loans that were granted COVID-19 loan modifications. The coverage ratio of allowance for loan losses to nonperforming loans was 3,358.67% at March 31, 2021 compared to 904.95% at March 31, 2020. The Company’s general valuation allowance to non-impaired loans was 2.04% and 1.39% at March 31, 2021 and 2020, respectively.

Management considers the allowance for loan losses to be adequate at March 31, 2021 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in national and local economic conditions (including declines as a result of the COVID-19 pandemic), results of examinations by the Company’s banking regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2021	2020	2019	2018	2017

Balance at beginning of year	$12,624	$11,457	$10,766	$10,528	$9,885
Provision for loan losses	6,300	1,250	50	-	-
Recoveries:
Commercial and construction
Commercial business	10	-	1	240	492
Other real estate mortgage	332	-	824	347	463
Real estate construction	-	-	-	-	-
Total commercial and construction	342	-	825	587	955
Consumer
Real estate one-to-four family	10	30	80	11	89
Other installment	26	33	27	48	57
Total consumer	36	63	107	59	146
Total recoveries	378	63	932	646	1,101
Charge-offs:
Commercial and construction
Commercial business	-	64	-	-	1
Other real estate mortgage	-	-	-	68	117
Real estate construction	-	-	-	-	-
Total commercial and construction	-	64	-	68	118
Consumer
Real estate one-to-four family	12	-	30	12	-
Other installment	112	82	261	328	340
Total consumer	124	82	291	340	340
Total charge-offs	124	146	291	408	458
Net charge-offs (recoveries)	(254)	83	(641)	(238)	(643)
Balance at end of year	$19,178	$12,624	$11,457	$10,766	$10,528
Ratio of allowance to total loans outstanding at end of year	2.03%	1.38%	1.31%	1.33%	1.35%
Ratio of net (recoveries) charge-offs to average net loans outstanding during year	(0.03)	0.01	(0.08)	(0.03)	(0.10)
Ratio of allowance to total nonperforming loans	3358.67	904.95	754.25	445.24	382.98

The following table sets forth the breakdown of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands):

	At March 31,
	2021		2020		2019		2018		2017
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans

Commercial and construction:
Commercial business	$2,416	28.11%	$2,008	19.64%	$1,808	18.58%	$1,668	16.97%	$1,418	13.78%
Other real estate mortgage	14,960	63.88	7,505	63.66	6,035	60.50	5,956	65.20	5,609	65.00
Real estate construction	294	1.80	1,149	7.12	1,457	10.37	618	4.88	714	5.92
Consumer:
Real estate one-to-four family	794	5.98	1,237	9.12	1,208	9.60	1,400	11.10	1,525	11.91
Other installment	58	0.23	126	0.46	239	0.95	409	1.85	574	3.39
Unallocated	656	-	599	-	710	-	715	-	688	-
Total allowance for loan losses	$19,178	100.00%	$12,624	100.00%	$11,457	100.00%	$10,766	100.00%	$10,528	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns. The policy permits investment in various types of liquid assets (generally debt and asset-backed securities) permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds, real estate mortgage investment conduits (“REMICS”) and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying investment securities into one of three categories: held to maturity, available for sale or trading. At March 31, 2021, no investment securities were held for trading purposes. At March 31, 2021, the Company’s investment portfolio consists of debt securities and does not include any equity securities. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

The Company primarily purchases agency securities with maturities of five years or less and purchases a combination of MBS backed by government agencies (FHLMC, Fannie Mae (“FNMA”), U.S. Small Business Administration (“SBA”) or Ginnie Mae (“GNMA”)). FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. government, while SBA and GNMA securities are backed by the full faith and credit of the U.S. government. At March 31, 2021, the Company owned no privately issued MBS. Our REMICS are MBS issued by FHLMC, FNMA and GNMA and our CRE MBS are issued by FNMA. The Company does not believe that it has any exposure to sub-prime lending in its investment securities portfolio. See Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated (dollars in thousands):

	At March 31,
	2021		2020		2019
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio

Available for sale (at estimated fair value):
Municipal securities	$23,566	9.21%	$4,877	3.29%	$8,881	4.98%
Agency securities	25,315	9.89	6,016	4.06	12,341	6.92
REMICs	55,815	21.81	43,791	29.52	40,162	22.53
Residential MBS	72,248	28.24	60,085	40.51	75,821	42.54
Other MBS	39,360	15.38	33,522	22.60	41,021	23.01
	216,304	84.53	148,291	99.98	178,226	99.98

Held to maturity (at amortized cost):
Municipal securities	10,391	4.06	-	-	-	-
Agency securities	7,688	3.01	-	-	-	-
REMICs	9,207	3.60	-	-	-	-
Residential MBS	6,175	2.41	28	0.02	35	0.02
Other MBS	6,113	2.39	-	-	-	-
	39,574	15.47	28	0.02	35	0.02

Total investment securities	$255,878	100.00%	$148,319	100.00%	$178,261	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2021 (dollars in thousands):

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

Municipal securities	$-	-%	$52	2.66%	$4,557	3.45%	$29,348	2.09%
Agency securities	-	-	2,009	0.39	27,806	1.04	3,188	0.80
REMICS	-	-	1,064	1.67	7,653	0.95	56,305	1.55
Residential MBS	-	-	18	2.39	7,243	2.12	71,162	1.75
Other MBS	-	-	2,867	1.98	18,745	1.67	23,861	1.96
Total	$-	-%	$6,010	1.40%	$66,004	1.49%	$183,864	1.75%

(1)    For available for sale securities carried at estimated fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

Management reviews investment securities quarterly for the presence of other than temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in estimated fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of estimated fair value, which may be maturity, as well as other factors. There was no OTTI charge for investment securities for the years ended March 31, 2021, 2020 or 2019. However, additional deterioration in market and economic conditions related to the COVID-19 pandemic may have an adverse impact on credit quality in the future and result in OTTI charges.

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

The following table sets forth the average balances of deposit accounts held by the Company at the dates indicated (dollars in thousands):

	Year Ended March 31,
	2021		2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest-bearing demand	$387,579	0.00%	$284,748	0.00%	$289,707	0.00%
Interest-bearing checking	225,579	0.04	180,969	0.06	180,256	0.06
Savings accounts	257,285	0.16	189,207	0.56	136,720	0.11
Money market accounts	204,931	0.07	194,061	0.12	252,202	0.12
Certificates of deposit	129,928	1.45	112,282	1.34	105,049	0.43
Total	$1,205,302	0.21%	$961,267	0.30%	$963,934	0.10%

Deposit accounts totaled $1.3 billion at March 31, 2021 compared to $990.4 million at March 31, 2020. The Company did not have any wholesale-brokered deposits at March 31, 2021 and 2020. The Company continues to focus on core deposits and growth generated by customer relationships as opposed to obtaining deposits through the wholesale markets, although the Company continued to experience competition for customer deposits within its market area during fiscal year 2021. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds, and internet based deposits) increased $344.7 million since March 31, 2020 reflecting the Company’s commitment to increasing core deposits through organic growth in customer relationships versus relying on wholesale funding as well as deposits generated from SBA PPP loans, government stimulus checks being deposited directly into customer accounts and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. At March 31, 2021, the Company had $37.9 million, or 2.81% of total deposits, in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposits, which were gathered from customers within the Company’s primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

At March 31, 2021 and 2020, the Company also had $16.8 million and $12.2 million, respectively, in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2021 and 2020, the Company did not have any deposits through this listing service as the Company chose not to utilize these internet based deposits. Although the Company did not originate any internet based deposits during the year ended March 31, 2021, the Company may do so in the future consistent with its asset/liability objectives.

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

The following table presents the maturity period, amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2021 (dollars in thousands):

Maturity Period	Amount	Weighted Average Rate

Three months or less	$12,727	1.29%
Over three through six months	18,477	1.48
Over six through 12 months	24,113	1.27
Over 12 months	25,410	1.57
Total	$80,727	1.42%

Borrowings. The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco (“FRB”) to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank's commercial business loans, commercial real estate loans and first mortgage residential loans. At March 31, 2021 and 2020, the Bank did not have any FHLB advances or FRB borrowings.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the U.S.) provided certain standards related to credit-worthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 45% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2021, the Bank had an available credit capacity of $645.7 million, subject to sufficient collateral and stock investment.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $50.8 million, subject to pledged collateral, as of March 31, 2021. The following table sets forth certain information concerning the Company's borrowings for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2021	2020	2019

Maximum amounts of FHLB advances outstanding at any month end	$30,000	$77,241	$62,638
Average FHLB advances outstanding	15,044	20,532	15,400
Weighted average rate on FHLB advances	0.31%	2.54%	2.58%
Maximum amounts of FRB borrowings outstanding at any month end	$-	$-	$-
Average FRB borrowings outstanding	-	33	3
Weighted average rate on FRB borrowings	0.00%	1.92%	3.00%

Additionally, the Federal Reserve recently established the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company may pledge its PPP loans at face value as collateral to obtain FRB non-recourse borrowings. As of March 31, 2021, the Bank had not sought approval to utilize PPPLF as it held a substantial cash and cash equivalent position as a result of SBA PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit customers increasing their balances due to COVID-19. For additional information, see “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments Related to COVID-19.”

At March 31, 2021, the Company had three wholly-owned subsidiary grantor trusts totaling $26.7 million that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The common securities issued by the grantor trusts are held by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2021 and 2020 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information, see also Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Employees and Human Capital

As of March 31, 2021, the Company had 232 full‑time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

To facilitate talent attraction and retention, we strive to make the Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs. At March 31, 2021, approximately 67% of our workforce was female and 33% male, and our average tenure was      8.4 years. Additional programs include quarterly or annual incentive opportunities, a Company sponsored Employee Stock Ownership Plan ("ESOP"), a Company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs including educational reimbursement opportunities.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. In support of our commitment, we have onsite gym facilities at our operations center to promote health and wellness. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the many of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. Additionally, the Bank provided up to 80 hours of paid time off in addition to The Family First Coronavirus Response Act (“FFCRA”) benefit to employees for COVID-19 related absences.

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

Subsidiary Activities

Riverview Bancorp, Inc. has one operating subsidiary, the Bank. The Bank has one wholly-owned subsidiary, Riverview Services, Inc. (“Riverview Services”) and a majority-owned subsidiary,  the Trust Company.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $26,000 for the fiscal year ended March 31, 2021 and total assets of $1.3 million at March 31, 2021. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

The Trust Company is an asset management company providing trust, estate planning and investment management services. The Trust Company had net income of $478,000 for the fiscal year ended March 31, 2021 and total assets of $7.5 million at that date. The Trust Company earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2021, total assets under management were $1.3 billion. The Trust Company’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Information about our Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Kevin J. Lycklama	43	President and Chief Executive Officer
David Lam	44	Executive Vice President and Chief Financial Officer
Daniel D. Cox	43	Executive Vice President and Chief Credit Officer
Kim J. Capeloto	59	Executive Vice President and Chief Banking Officer
Steven P. Plambeck	61	Executive Vice President and Chief Lending Officer
Christopher P. Cline	60	President and Chief Executive Officer of Riverview Trust Company
(1) At March 31, 2021

Kevin J. Lycklama is President and Chief Executive Officer of the Company, positions he has held since April 2018. Prior to assuming the role of President and Chief Executive Officer, Mr. Lycklama served as Executive Vice President and Chief Operating Officer of the Company, positions he had held since July 2017. Prior to July 2017, Mr. Lycklama served as Executive Vice President and Chief Financial Officer of the Company since 2008 and Vice President and Controller of the Bank since 2006. Prior to joining Riverview, Mr. Lycklama spent five years with a local public accounting firm advancing to the level of audit manager. He holds a Bachelor of Arts degree from Washington State University, is a graduate of the Pacific Coast Banking School and is a certified public accountant (CPA). Mr. Lycklama is a member of the Washington State University Vancouver Advisory Council.

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

Steven P. Plambeck is Executive Vice President and Chief Lending Officer, a position he has held since March 2018. Mr. Plambeck is responsible for all loan production including commercial, consumer, mortgage and builder/developer construction loans. Mr. Plambeck joined Riverview in January 2011 as Director of Medical Banking. For the past two years Mr. Plambeck served as Senior Vice President and Team Leader for the Portland Commercial Team. Mr. Plambeck holds a Bachelor of Science degree in Accounting from the University of Wyoming and is also a graduate of the Pacific Coast Banking School. Mr. Plambeck is a board member for the Providence St. Vincent Council of Trustees, Providence Heart and Vascular Institute and the Providence Brain and Spine Institute. Mr. Plambeck is also a member of the Medical and Dental Advisory Team.

Christopher P. Cline is President and Chief Executive Officer of the Trust Company, a majority-owned subsidiary of the Bank. Mr. Cline joined the Trust Company in 2016, after having spent eight years managing the trust department of Wells Fargo’s Private Bank in Oregon and Southwest Washington. Prior to that, Mr. Cline was an estate planning attorney for 17 years, most recently as a partner at Holland & Knight. Mr. Cline manages all aspects of the trust business, is a Fellow of the American College of Trust and Estate Counsel and is a nationally recognized speaker and author, having written books on estate planning and trust administration. Mr. Cline holds a Bachelor of Arts degree from San Francisco State University and a Juris Doctor degree from Hastings College of the Law in San Francisco.

REGULATION

General.

On April 28, 2021, the Bank converted from a federally chartered savings bank to a Washington state-chartered commercial bank. As a Washington state-chartered commercial bank, the Bank’s regulators are the WDFI and the FDIC, rather than the OCC. The Company converted from a Savings and Loan Holding Company to a Bank Holding and the Federal Reserve remained its primary federal regulator.

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress (“Congress”) or the Washington State Legislature that may affect the Company’s and Bank’s operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the WDFI, the FDIC, the Federal Reserve or the SEC, as appropriate. Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.

The WDFI and FDIC have extensive enforcement authority over all Washington state-chartered commercial banks, including the Bank. The Federal Reserve has the same type of authority over Riverview Bancorp, Inc.

Regulation and Supervision of the Bank

General. As a state-chartered commercial bank, the Bank is subject to applicable provisions of Washington state law and regulations of the WDFI in addition to federal law and regulations of the FDIC applicable to state banks that are not members of the Federal Reserve System. State law and regulations govern the Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices. Under state law, commercial banks in Washington also generally have all of the powers that national banks have under federal laws and regulations. The Bank is subject to periodic examination by and reporting requirements of the WDFI and FDIC.

Capital Requirements. Federally insured financial institutions, such as the Bank and their holding companies, are required to maintain a minimum level of regulatory capital. The Bank is subject to capital regulations adopted by the FDIC, which establish minimum required ratios for a common equity Tier 1 (“CET1”) capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The capital standards require the maintenance of the following minimum capital ratios: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two- quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank has not elected to use the CBLR framework as of March 31, 2021.

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

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%, and the Bank must not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of March 31, 2021, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. For a complete description of the Bank’s required and actual capital levels on March 31, 2021, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard for GAAP that will be effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss (“CECL”) requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

The federal banking regulators (the Federal Reserve, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

Prompt Corrective Action. Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category generally depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, a leverage ratio capital measure, and certain other factors. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered under- capitalized. The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the CBLR and opts to use that framework will be considered “well capitalized” for purposes of prompt corrective action.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business – “Deposit Activities and Other Sources of Funds – Borrowings.” As a member, the Bank is required to purchase and maintain stock in the FHLB. At March 31, 2021, the Bank held $1.7 million in FHLB stock, which was in compliance with this requirement. During the year ended March 31, 2021, the Bank purchased $302,000 of FHLB membership stock at par and redeemed $1.2 million of FHLB activity stock at par with the payoff of borrowed funds.

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

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund (“DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is their average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 3 to 30 basis points subject to certain adjustments. For the fiscal year ended March 31, 2021, the Bank paid $319,000 in FDIC premiums. The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.

The FDIC also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations. Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.

Activities and Investments of Insured State-Chartered Financial Institutions. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions and (4) acquiring or retaining the voting shares of a depository institution owned by another FDIC-insured institution if certain requirements are met.

Washington State has enacted a law regarding financial institution parity. Primarily, the law affords Washington state‑chartered commercial banks the same powers as Washington state-chartered savings banks and provides that Washington state-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director of the WDFI in certain situations. Finally, the law provides additional flexibility for Washington state-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

Transactions with Affiliates. Riverview Bancorp, Inc. and the Bank are separate and distinct legal entities. The Bank is an affiliate of Riverview Bancorp, Inc. and any non-bank subsidiary of Riverview Bancorp, Inc., federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of a bank's capital and surplus and, with respect to all affiliates, to an aggregate of 20% of a bank's capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to a bank as transactions with non-affiliates.

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which require the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the Bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. The Bank received a “satisfactory” rating during its most recent CRA examination.
Dividends. The amount of dividends payable by the Bank to Riverview Bancorp, Inc. depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the WDFI. In addition, dividends may not be declared or paid if the Bank is in default in payment of any assessments due to the FDIC. Dividends on the Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the WDFI.

The amount of dividends actually paid during any one period is affected by the Bank’s policy of maintaining a strong capital position. Federal law further restricts dividends payable by an institution that does not meet the capital conservation buffer requirement and provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

Standards for Safety and Soundness. Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At March 31, 2021, the Bank was in compliance with the reserve requirements.

The Bank is authorized to borrow from the Federal Reserve Bank of San Francisco's "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. Beginning in 2020 in response to the pandemic, the Federal Reserve instituted the PPPLF. At March 31, 2021, the Bank had no outstanding borrowings under either program from the Federal Reserve.

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

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

Anti-Money Laundering and Customer Identification. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) was signed into law on October 26, 2001. The USA PATRIOT Act and the Bank Secrecy Act requires financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Privacy Standards. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, Washington and other state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (“CFPB”) and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the FDIC with respect to its compliance with federal consumer financial protection laws and CFPB regulations.

The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights.

Regulation and Supervision of Riverview Bancorp, Inc.

General. Riverview Bancorp, Inc., as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations of the FRB. Accordingly, Riverview Bancorp, Inc. is required to file semi-annual reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine Riverview Bancorp, Inc., and any of its subsidiaries, and charge Riverview Bancorp, Inc. for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Riverview Bancorp, Inc. is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

The Bank Holding Company Act. Under the BHCA, Riverview Bancorp, Inc. is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary bank by having the ability to provide financial assistance to its subsidiary bank during periods of financial distress to the bank. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions required by the Dodd-Frank Act. Riverview Bancorp, Inc. and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between the Bank and affiliates are subject to numerous restrictions. With some exceptions, Riverview Bancorp, Inc. and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Riverview Bancorp, Inc. or by its affiliates.

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Federal Reserve must approve the acquisition (or acquisition of control) of a bank or other FDIC-insured depository institution by a bank holding company, and the appropriate federal banking regulator must approve a bank’s acquisition (or acquisition of control) of another bank or other FDIC-insured institution.

Acquisition of Control of a Bank Holding Company. Under federal law, a notice or application must be submitted to the appropriate federal banking regulator if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank holding company. An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a bank holding company or as otherwise defined by federal regulations. In considering such a notice or application, the Federal Reserve takes into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control becomes subject to regulation as a bank holding company. Depending on circumstances, a notice or application may be required to be filed with appropriate state banking regulators and may be subject to their approval or non-objection.

Regulatory Capital Requirements.

As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. At the time of this change, Riverview Bancorp, Inc. was considered “well capitalized” as defined for a bank holding company with a total risk-based capital ratio of 10.0% or more and a Tier 1 risk-based capital ratio of 8.0% or more, and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level.

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses its view that a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. The capital conservation buffer requirement may also limit or preclude dividends payable by the Company. For additional information, see Item 1.A. “Risk Factors – Risks Related to Regulatory and Compliance Matters – Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions” in this report.

Stock Repurchases. A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

Federal Securities Laws. Riverview Bancorp, Inc.’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act. The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to Riverview Bancorp, Inc. as a registered company under the Exchange Act. The stated goals of these requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and corporate governance rules.

Recent Regulatory Reform

In response to the COVID-19 pandemic, the U.S. Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

•
The CARES Act, as amended by the CAA 2021, allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or, January 1, 2022. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. The Bank is applying this guidance to qualifying COVID-19 modifications. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments Related to COVID-19 Response” for further information about the COVID-19 modifications completed by the Bank.

•
The CARES Act amended the SBA's lending program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for an SBA PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA 2021 which was signed into law on December 27, 2020, renewed and extended the PPP until May 31, 2021. As a result, as a participating lender, the Bank began originating PPP loans again in January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.

•
Pursuant to the CARES Act, the federal banking agencies authorities adopted in April 2020 an interim rule, effective until the earlier of the termination of the coronavirus emergency declaration by the President and December 31, 2020, to (i) reduce the minimum CBLR from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%. Effective October 1, 2020, the final rule adopted by the federal banking agencies authorities lowers the CBLR as set forth in the interim rule and provides a gradual transition back to the prior level. Under the final rule the CBLR was 8% for 2020, and will be 8.5% for 2021, and 9% beginning January 1, 2022. The final rule also retains the grace period. A community banking organization that falls below the CBRL will still be deemed to be well capitalized during a two-quarter grace period so long as the banking organization maintains a CBRL greater than 7.5% during 2021, and greater than 8% thereafter.

As the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, life cycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that the U.S. Congress will enact supplementary COVID-19 response legislation. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

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

Risks Related to Macroeconomic Conditions

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

The worldwide COVID-19 pandemic has caused major economic disruption and volatility in the financial markets both in the United States and globally and has negatively affected our operations and the banking and financial services we provide, primarily to businesses and individuals in the states of Washington and Oregon where all of our branches are located. In our market areas, stay-at-home orders, social distancing and travel restrictions, and similar orders imposed across the United States to restrict the spread of COVID-19, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. While the stay-at-home orders have terminated or been phased-out along with reopening of businesses in all of the localities in which we operate still apply capacity restrictions and health and safety recommendations that encourage continued social distancing and working remotely, limiting the ability of businesses to return to pre-pandemic levels of activity.

The COVID-19 pandemic resulted in changes to our business operations during the current year and could continue to result in changes to operations in future periods. Currently, some of our employees are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. Depending on the severity and length of the COVID-19 pandemic, which is impossible to predict, we could experience significant disruptions in our business operations if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions resulting from the COVID-19 pandemic, as well as decreased demand for our products and services. Further, we also rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. We have business continuity plans and other safeguards in place, however, there is no assurance that such plans and safeguards will be effective.

The COVID-19 pandemic has resulted in declines in demand for certain types of loans and has negatively impacted some of our business and consumer borrowers' ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address the economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will continue to be adversely affected in the near term, if not longer.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values.

Asset quality may deteriorate and our allowance for loan losses may not be sufficient for future loan losses we experience. This could require us to increase our reserves and recognize more expense in the future. The changes in market rates of interest and the impact that has on our ability to price our products may reduce our net interest income or negatively impact the demand for our products. There is some risk that operational costs could continue to increase as we maintain existing facilities in accordance with health guidelines, while potentially incurring incremental costs to support staff who continue to work remotely.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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
Risks Related to our Lending Activities

Our real estate construction and land acquisition and development loans expose us to risk.

We make construction and land acquisition and development loans primarily to builders to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2021, construction loans totaled $17.0 million, or 1.8% of our total loan portfolio, of which $7.2 million were for residential real estate projects. Undisbursed funds for construction projects totaled $13.6 million at March 31, 2021. Land acquisition and development loans, which are loans made with land as security, totaled $14.0 million, or 1.5% of our total loan portfolio at March 31, 2021.

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

At March 31, 2021, real estate construction and land acquisition and development loans totaled $31.0 million comprised mainly of $5.8 million of speculative and presold construction loans, $14.0 million of land acquisition and development loans, $9.8 million of commercial/multi-family construction loans and $1.3 million of custom/presold construction loans.

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

At March 31, 2021, we had $588.5 million of commercial and multi-family real estate mortgage loans, representing 62.4% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 308% of total risk-based capital at March 31, 2021. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

Our business may be adversely affected by credit risk associated with residential property.

At March 31, 2021, $56.4 million, or 6.0% of our total loan portfolio, was secured by one-to-four family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington and Oregon housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.
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
Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.
As of March 31, 2021, we hold and service a portfolio of loans originated under the PPP with a balance of $93.4 million. The PPP loans are subject to the provisions of the CARES Act and CAA 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
At March 31, 2021, we had $171.7 million, or 18.2% of total loans, in commercial business loans other than SBA PPP loans. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. This collateral may consist of equipment, inventory, accounts receivable, or other business assets. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower.

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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for loan losses through the provision for losses on loans which is charged against income. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may also require an increase in the allowance for loan losses. Additionally, pursuant to our growth strategy, management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Further, the FASB has adopted a new accounting standard that will be effective for our first fiscal year beginning after December 15, 2022. This standard, referred to as “Current Expected Credit Loss”, or “CECL”, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses at inception of the loan. This will change the current method of providing allowances for credit losses that are probable. We anticipate that our allowance for loan losses will increase as a result of the implementation of CECL, however, until our evaluation is complete, the magnitude of the increase will be unknown.

For more information, see Note 1 of the Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report. In addition, a further decline in national and local economic conditions, including as a result of the COVID-19 pandemic, results of the bank regulatory agencies’ periodic review of our allowance for loan losses or other factors may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

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

Risks Related to Market and Interest Rate Changes

Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including domestic and international economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In response to the COVID-19 pandemic, the Federal Reserve decreased the target federal funds rate by 150 basis points to a range of 0.00% to 0.25%. The Federal Reserve could make additional changes in interest rates during 2021 subject to economic conditions. If the Federal Reserve increases the target federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
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
A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in our having a significant amount of these deposits which have a shorter duration than our assets. At March 31, 2021, we had $435.1 million in non-interest bearing demand deposits and $83.9 million in certificates of deposit that mature within one year. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.
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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss) and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for OTTI. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available for sale securities are reported at their estimated fair value and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available for sale securities, net of taxes. There can be no assurance that declines in market value, including as a result of the COVID-19 pandemic, will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Revenue from mortgage banking operations is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation which may adversely impact our financial condition and results of operations

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sales of single-family mortgage loans pursuant to programs currently offered by non-government sponsored entities. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

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

Risks Related to Regulatory, Legal and Compliance Matters
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
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
The USA PATRIOT Act and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Risks Related to Cybersecurity, Data and Fraud

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

Risks Related to Accounting Matters

We may experience future goodwill impairment, which could reduce our earnings.
In accordance with GAAP, we record assets acquired and liabilities assumed in a business combination at their fair values with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, business combinations typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. We performed our annual goodwill impairment test as of October 31, 2020, and no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which could adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital. As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company completed a qualitative assessment of goodwill as of March 31, 2021 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at March 31, 2021. If adverse economic conditions or the decrease in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any such impairment charge could have a material adverse effect on our operating results and financial condition.

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

Risks Related to our Business and Industry General
We rely on other companies to provide key components of our business infrastructure.

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

We have junior subordinated debentures indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential to our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due, and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations, or financial condition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” of this Form 10-K.

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

The Company previously announced plans for three new branches located in Clark County, Washington, to complement its existing branch network. A new branch in downtown Camas and the Cascade Park neighborhood of Vancouver opened in fiscal 2021. A construction delay due to COVID-19 pandemic has pushed the opening of the new branch location in Ridgefield to later this fall. The success of our expansion strategy is contingent upon numerous factors, such as our ability to secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new branches may not increase the volume of our loans and deposits as quickly or to the degree that we hope and opening new branches will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. Further, the projected timeline and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. We may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street. The Company’s operational center is also located in Vancouver, Washington (both offices are leased). At March 31, 2021, the Bank had nine offices located in Clark County, Washington (four of which are leased), two offices in Klickitat County, Washington and one office in Skamania County, Washington. The Bank has plans to open a new branch in Ridgefield which is also in Clark County, Washington in the fall of 2021. The Bank also has three offices in Multnomah County, Oregon, one leased office in Washington County, Oregon and one office in Marion County, Oregon. In addition, at March 31, 2021, the Trust Company had one office as part of the executive offices leased and one leased office in Clackamas County, Oregon. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “RVSB.” At March 31, 2021, the number of shares of Company common stock issued and outstanding were 22,351,235, there were 596 stockholders of record and an estimated 2,762 holders in nominee or “street name”.

Stock Repurchase

The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion and are also contingent upon our overall financial condition, as well as general market conditions.

On February 27, 2020, the Company announced that its Board of Directors adopted a stock repurchase program. Under this repurchase program, the Company was authorized to repurchase up to 500,000 shares of the Company’s outstanding shares of common stock. The Company repurchased 204,100 shares under the stock repurchase program at an average price of $4.94 per share during the year ended March 31, 2020. As of March 31, 2021, the Company had repurchased the remaining 295,900 shares under the stock repurchase program at an average price of $4.85 per share.

The following table sets forth the Company’s repurchases of its outstanding common stock during the first quarter of the fiscal year ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Stock Repurchase Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
April 1, 2020				295,900
April 1, 2020 – March 31, 2021	295,900	$4.85	295,900	-
Total	295,900	4.85	295,900

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index and The NASDAQ Bank Index. The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in Riverview’s common stock and each index was $100 on March 31, 2016, and is the base amount used in the graph. The closing price of Riverview’s common stock on March 31, 2021 was $6.93.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Riverview Bancorp, Inc., the S&P 500 Index
and the NASDAQ Bank Index

$250
$200
$150
$100
$50
$0
3/16
3/17
3/18
3/19
3/20
3/21
Riverview Bancorp, Inc.
S&P 500
NASDAQ Bank

	3/31/16*	3/31/17	3/31/18	3/31/19	3/31/20	3/31/21

Riverview Bancorp, Inc.	100.00	172.81	228.43	181.80	127.53	183.59
S & P 500 Index	100.00	117.17	133.57	146.25	136.05	212.71
NASDAQ Bank Index	100.00	142.41	158.32	139.25	98.96	189.84

*$100 invested on 3/31/16 in stock or index-including reinvestment of dividends.

Copyright © 2021, Standard & Poor's, a division of S&P Global. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.  Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2021, 2020, 2019, 2018 and 2017 and for the years then ended have been derived from the Company’s audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included in this Form 10-K.

	At March 31,
	2021	2020	2019	2018	2017
	(In thousands)
FINANCIAL CONDITION DATA:
Total assets	$1,549,158	$1,180,808	$1,156,921	$1,151,535	$1,133,939
Loans receivable, net	924,057	898,885	864,659	800,610	768,904
Loans held for sale	-	275	909	210	478
Investment securities available for sale	216,304	148,291	178,226	213,221	200,214
Investment securities held to maturity	39,574	28	35	42	64
Cash and cash equivalents	265,408	41,968	22,950	44,767	64,613
Deposits	1,346,060	990,448	925,068	995,691	980,058
Shareholders’ equity	151,594	148,843	133,122	116,901	111,264

	Years Ended March 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands, except per share data)
OPERATING DATA:
Interest and dividend income	$48,344	$50,495	$49,869	$45,314	$36,054
Interest expense	3,427	4,764	2,815	2,349	1,869
Net interest income	44,917	45,731	47,054	42,965	34,185
Provision for loan losses	6,300	1,250	50	-	-
Net interest income after provision for loan losses	38,617	44,481	47,004	42,965	34,185
Gains from sales of loans, securities and real estate owned	28	282	326	722	493
Other non-interest income	11,062	12,078	10,781	9,928	9,094
Non-interest expense	36,254	36,263	35,699	35,618	32,981
Income before income taxes	13,453	20,578	22,412	17,997	10,791
Provision for income taxes	2,981	4,830	5,146	7,755	3,387
Net income	$10,472	$15,748	$17,266	$10,242	$7,404

Earnings per share:
Basic	$0.47	$0.69	$0.76	$0.45	$0.33
Diluted	0.47	0.69	0.76	0.45	0.33
Dividends per share	0.20000	0.19000	0.15000	0.10500	0.08000

	At or For the Years Ended March 31,
	2021	2020	2019	2018	2017

KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	0.74%	1.35%	1.51%	0.90%	0.76%
Return on average equity	6.91	10.96	13.86	8.78	6.66
Dividend payout ratio (1)	42.55	27.54	19.74	23.33	24.24
Interest rate spread	3.27	4.04	4.32	4.02	3.76
Net interest margin	3.41	4.26	4.45	4.12	3.83
Non-interest expense to average assets	2.56	3.11	3.13	3.15	3.38
Efficiency ratio (2)	64.73	62.42	61.38	66.43	75.35
Average equity to average assets	10.71	12.32	10.92	10.30	11.39

Asset Quality Ratios:
Allowance for loan losses to total loans at end of period	2.03	1.38	1.31	1.33	1.35
Allowance for loan losses to nonperforming loans	3,358.67	904.95	754.25	445.24	382.98
Net charge-offs (recoveries) to average outstanding loans during the period	(0.03)	0.01	(0.08)	(0.03)	(0.10)

Ratio of nonperforming assets to total assets	0.04	0.12	0.13	0.24	0.27
Ratio of nonperforming loans to total loans	0.06	0.15	0.17	0.30	0.35
Capital Ratios:
Total capital to risk-weighted assets	17.35	17.01	16.88	15.41	14.06
Tier 1 capital to risk-weighted assets	16.09	15.76	15.63	14.16	12.81
Common equity tier 1 capital to risk-weighted assets	16.09	15.76	15.63	14.16	12.81
Leverage ratio	9.63	11.79	11.56	10.26	10.21

(1)	Dividends per share divided by diluted earnings per share.
(2)	Non-interest expense divided by the sum of net interest income and non-interest income.

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

Paycheck Protection Program Part 2 ("PPP2") Participation – The Consolidated Appropriations Act, 2021 (“CAA 2021”) signed into law on December 27, 2020, reopened the PPP through May 31, 2021, by authorizing $284.5 billion in funding for eligible small businesses and non-profits. In January 2021, the Bank began accepting and processing loan applications under PPP2. The Bank is also continuing to work with its customers to assist them with accessing other borrowing options, including SBA and other government sponsored lending programs, as appropriate. The significant terms of PPP2 are as follows.
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

As of March 31, 2021, the total outstanding loan balance and unamortized fees related to SBA PPP loans totaled $96.1 million and $2.7 million, respectively. As of March 31, 2021, we had received SBA PPP loan forgiveness approvals for 517 SBA PPP loans totaling $69.9 million. The SBA has recently released a simplified forgiveness process for PPP loans of $150,000 or less. As of March 31, 2021, the Bank held 540 PPP loans of $150,000 or less with a combined balance of $25.5 million.

Loan Modifications –

As of March 31, 2021, the Bank’s loan portfolio exposures to the industry most affected by the COVID-19 pandemic was as follows (dollars in thousands):

	Balance	Percent to total loans	Weighted Average Loan- To-Value Percentage	Weighted Average Debt- Service-Coverage Ratio

Hotel/Motel	$104,370	11.1%	55.92%	1.86

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

As of March 31, 2021, the Company had approved payment deferrals for five commercial loans that were impacted by the COVID-19 pandemic totaling $18.1 million which consisted of deferral of regularly scheduled principal and interest payments which is a decrease compared to eight commercial loans totaling $26.6 million, thirteen commercial loans totaling $49.7 million, and ninety-eight commercial loans totaling $161.6 million at December 31, 2020, September 30, 2020, and June 30, 2020, respectively. As of March 31, 2021, there were no consumer and mortgage loans approved for payment deferrals compared to December 31, 2020 and September 30, 2020 when there were two consumer and mortgage loans totaling $462,000 and four consumer and mortgage loans totaling $471,000, respectively. Consumer and mortgage loan modifications have significantly decreased compared to June 30, 2020 when the Company had forty-three consumer and mortgage loans totaling $10.1 million. Further, three mortgage loans serviced for FHLMC totaling $916,000 were approved for payment deferrals as of March 31, 2021. These modifications were not classified as TDRs in accordance with the guidance of the CARES Act, CAA 2021 and bank regulatory guidance.

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

Branch Operations and Additional Customer Support – We have taken various steps to ensure the safety of our customers and our personnel. Many of our employees are working remotely or have flexible work schedules, and we have established measures within our offices to help ensure the safety of those employees who must work on-site. The Family First Coronavirus Response Act (“FFCRA”) also provides additional flexibility to our employees to help navigate their individual challenges.

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

Critical Accounting Policies

The Company has established various accounting policies that govern the application of GAAP in the preparation of the Company’s Consolidated Financial Statements. The Company has identified policies that due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company’s Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of investment securities, goodwill valuation and the calculation of income taxes. These policies and the judgments, estimates and assumptions are described in greater detail in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” describes generally the Company’s accounting policies. Management believes that the judgments, estimates and assumptions used in the preparation of the Company’s Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company’s Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

Operating Strategy

Fiscal year 2021 marked the 98th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had previously been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2021, commercial and construction loans represented 93.8% of total loans. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio’s profitability.

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

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and its core deposits by expanding its customer base throughout its primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through de novo branches, the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. In this regard, the Company previously announced plans for three new branches located in Clark County, Washington, to complement its existing branch network. A new branch in both downtown Camas and in the Cascade Park neighborhood of Vancouver opened in fiscal 2021. A construction delay due to COVID-19 has pushed the opening of the new branch location in Ridgefield to the fall of 2021.

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in our strong asset quality and credit metrics in fiscal year 2021. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Implementation of a Profit Improvement Plan (“PIP”). The Company’s PIP committee is comprised of several members of management and the Board of Directors to undertake several initiatives to reduce non-interest expense and continue its on-going efforts to identify cost saving opportunities throughout all aspects of the Company’s operations. The PIP committee’s mission is not only to find additional cost saving opportunities but also to search for and implement revenue enhancements and additional areas for improvement. As a result, the Company has improved its efficiency ratio over the last several years from 98.0% at March 31, 2014 to 64.7% at March 31, 2021.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company launched a new online mortgage origination platform in June 2019 and MobiMoney™ in January 2021 which allows account holder’s the ability to control their respective Riverview debit card from a smartphone or tablet. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $1.3 billion and $1.2 billion at March 31, 2021 and March 31, 2020, respectively. The Company also offers a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits increased $344.7 million at March 31, 2021 compared to March 31, 2020 reflecting the Company’s commitment to increasing core deposits versus relying on wholesale funding.

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

Comparison of Financial Condition at March 31, 2021 and 2020

Cash and cash equivalents, including interest-earning accounts, totaled $265.4 million at March 31, 2021 compared to $42.0 million at March 31, 2020. Deposit growth outpaced the growth in loans receivable providing significant excess funds invested in these interest-earning accounts. The Company’s cash balances typically fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company’s asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $249,000 at both March 31, 2021 and 2020.

Investment securities totaled $255.9 million and $148.3 million at March 31, 2021 and 2020, respectively. The increase was due to investment purchases offset by normal pay downs, calls and maturities.  During the fiscal years ended March 31, 2021 and 2020, purchases of investment securities totaled $160.2 million and $18.1 million, respectively. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At March 31, 2021, the Company determined that none of its investment securities required an OTTI charge. For additional information on the Company’s investment securities, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans receivable, net, totaled $924.1 million at March 31, 2021, compared to $898.9 million at March 31, 2020, an increase of $25.2 million. The increase was mainly due to the origination of SBA PPP loans partially offset by normal paydowns of principal and loan payoffs. At March 31, 2021, SBA PPP loans totaled $93.4 million which are included in the commercial business loan category. In addition, commercial real estate loans increased $35.6 million or 7.0%. These increases were offset by a decrease in in real estate construction loans of $47.9 million, or 73.8%. Due to the timing of the completion of these real estate construction projects, balances may fluctuate in these categories. Once these projects are completed, these loans will roll to permanent financing and be classified within a category under other real estate mortgage. In addition, consumer and multifamily loans decreased $28.8 million, or 32.9% and $13.4 million, or 22.9%, respectively. The Company had also made purchases of the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area. These loans are purchased with servicing retained by the seller. At March 31, 2021, the Company’s purchased SBA loan portfolio was $47.4 million compared to $74.8 million at March 31, 2020. During the year ended March 31, 2021, the Bank purchased $2.5 million of SBA loans, including premiums.

Goodwill was $27.1 million at both March 31, 2021 and 2020. For additional information on our goodwill impairment testing, see "Goodwill Valuation" included in this Item 7.

Prepaid expenses and other assets increased $5.7 million to $13.2 million at March 31, 2021 compared to $7.5 million at March 31, 2020. The increase is mainly due to the recording of three operating lease right-of-use assets totaling $6.1 million with a corresponding increase in operating lease liabilities which are recorded in accrued expenses and other liabilities. For additional information on the Company’s leases, see Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-K.

Deposits increased $355.6 million to $1.3 billion at March 31, 2021 compared to $990.4 million at March 31, 2020. The increase was mainly due to proceeds from SBA PPP loans deposited directly into customer accounts, government stimulus checks and an increase in savings trends and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. The Company had no wholesale-brokered deposits at March 31, 2021 and 2020. Core branch deposits accounted for 97.4% of total deposits at March 31, 2021 compared to 97.6% at March 31, 2020. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' equity increased $2.8 million to $151.6 million at March 31, 2021 from $148.8 million at March 31, 2020. The increase was primarily attributable to net income of $10.5 million for the fiscal year ended March 31, 2021. This increase was offset by a decrease in the accumulated other comprehensive income related to the unrealized holding gains and losses on available for sale investment securities, net of tax, of $2.3 million. Further, the increase was offset by the payments of cash dividends totaling $4.5 million and the repurchase of 295,900 shares of common stock totaling $1.4 million for the fiscal year ended March 31, 2021.

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

The Company performed its annual goodwill impairment test as of October 31, 2020. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach, the whole bank transaction approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 35%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 8.1%, a net interest margin that approximated 3.3% and a return on assets that ranged from 0.91% to 1.39% (average of 1.11%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 14.86% utilized for our cash flow estimates and a terminal value estimated at 1.43 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk-free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The whole bank transaction approach estimates fair value by applying key financial variables in transactions involving acquisitions of similar institutions. In applying the whole bank transaction approach method, the Company identified transactions that occurred during the first 10 months of calendar 2020 utilizing a multiple of 1.1 times price to book value. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 0.8 times tangible book value. The Company calculated a fair value of its reporting unit of $143.0 million using the corporate value approach, $179.0 million using the income approach, $184 million using the whole bank transaction approach and $180.0 million using the market approach, with a final concluded value of $181.0 million, with half the weight given to the income approach and one quarter weight given to the whole bank approach and the market approach. No weight was given to the corporate value approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company also completed a qualitative assessment of goodwill as of March 31, 2021 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at March 31, 2021. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were deemed sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. It is also possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected; however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital.

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

Certain loans included in the loan portfolio were deemed impaired at March 31, 2021. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Comparison of Operating Results for the Years Ended March 31, 2021 and 2020

Net Income. Net income was $10.5 million, or $0.47 per diluted share, for the fiscal year ended March 31, 2021, compared to $15.7 million, or $0.69 per diluted share, for the fiscal year ended March 31, 2020. The Company’s net income decreased primarily as a result of the increased provision for loan losses to $6.3 million for the fiscal year ended March 31, 2021 compared to $1.3 million provision for loan losses for the fiscal year ended March 31, 2020.

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

Net interest income for fiscal year 2021 decreased $814,000, or 1.8%, to $44.9 million compared to $45.7 million in fiscal year 2020. The net interest margin for the fiscal year ended March 31, 2021 was 3.41% compared to 4.26% for the prior fiscal year. The decrease in the net interest margin was primarily the result of the low interest rate environment putting downward pressure on adjustable rate instruments combined with the impact of the low loan yields on the SBA PPP loan portfolio and lower loan yields on new loan originations causing a decrease in the average yield on interest-earning assets partially offset by the decrease in the average yield on interest-bearing liabilities. The decrease was also due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate changes.

Interest and Dividend Income. Interest and dividend income decreased $2.2 million to $48.3 million for the fiscal year ended March 31, 2021 from $50.5 million for the fiscal year ended March 31, 2020. The decrease for the fiscal year ended March 31, 2021 was due primarily to the 103 basis point decrease in the average yield on interest-earning assets to 3.67% compared to 4.70% for the fiscal year ended March 31, 2020. The substantial increase in the average balance of overnight cash balances as a result of the increase in deposit balances related to SBA PPP loans, is negatively impacting the average yield on interest earning assets. Interest and dividend income included $4.5 million of interest income and fees earned related to SBA PPP loans for the fiscal year ended March 31, 2021. There was no interest income and fees related to SBA PPP loans for the fiscal year ended March 31, 2020

The average balance of net loans increased $81.6 million to $966.1 million for fiscal year ended March 31, 2021 compared to $884.5 million for the same period in the prior year due primarily to SBA PPP loans. Although the average balance of loans increased, the average yield on net loans decreased and was 4.71% for fiscal year ended March 31, 2021 compared to 5.25% for the same period in the prior year, due primarily to the low interest rate environment resulting from the emergency 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic and secondarily due to the impact of SBA PPP loans. For the fiscal year ended March 31, 2021, the average balance of SBA PPP loans was $96.4 million and the average yield on SBA PPP loans was 4.62% for the fiscal year ended March 31, 2021, which included the recognition of the net deferred fees. This resulted in a positive impact, primarily due to the accelerated SBA PPP loan fee recognition due to SBA PPP loan forgiveness, to the average loan yield on net loans of one basis point for the fiscal year ended March 31, 2021. The impact of SBA PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met. This decrease in the average yield on net loans was the primary reason for the overall decrease in interest and dividend income.

Interest Expense. Interest expense for the fiscal year ended March 31, 2021 totaled $3.4 million, a $1.3 million or 28.1% decrease from $4.8 million for the fiscal year ended March 31, 2020. The decrease in interest expense was primarily the result of a 26 basis points decrease in the weighted average interest rate on interest-bearing liabilities for the year ended March 31, 2021 compared to the prior fiscal year. The weighted average interest rate on interest-bearing deposits decreased to 0.31% for the fiscal year ended March 31, 2021 from 0.43% for the prior fiscal year due primarily to the decrease in the weighted average interest rate on deposits excluding certificates of deposit. The weighted average interest rate on certificates of deposit increased due to pricing pressures and competition in our local markets. The average balance of interest-bearing deposits increased $141.2 million to $817.7 million for the fiscal year ended March 31, 2021 compared to $676.5 million for the fiscal year ended March 31, 2020. Although the average balance of interest-bearing deposits increased, interest expense on deposits decreased $346,000 due to the decrease in the average cost of interest-bearing deposits primarily as a result of the Company decreasing the interest rates paid on deposit products due to the overall decreasing rate environment. The increase in the average balance of interest-bearing deposits is due primarily to proceeds from SBA PPP loans deposited directly into customer accounts, government stimulus checks and an increase in savings trends and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19.

Interest expense on borrowings decreased $991,000 for the fiscal year ended March 31, 2021 compared to the same period in the prior year. The weighted average interest rate on other interest-bearing liabilities decreased to 2.00% for the fiscal year ended March 31, 2021 compared to 3.78% for the prior fiscal year. The average balance of other interest-bearing liabilities decreased to $44.1 million for fiscal year ended March 31, 2021 compared to $49.6 million for the same period in the prior year.

Provision for Loan Losses. The provision for loan losses totaled $6.3 million and $1.3 million for the fiscal years ended March 31, 2021 and 2020, respectively. The increase in the provision for loan losses for the fiscal year 2021 was primarily due to the economic conditions resulting from the COVID-19 pandemic and the continued uncertainty around the COVID-19 pandemic and its adverse economic effect on the respective industry exposures within our loan portfolio. Any future decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

At March 31, 2021, the Company had an allowance for loan losses of $19.2 million, or 2.03% of total loans, compared to $12.6 million, or 1.38% at March 31, 2020. Net recoveries for the year ended March 31, 2021 were $254,000 compared to net charge-offs of $83,000 for the year ended March 31, 2020. Net recoveries to average net loans for the year ended March 31, 2021 was (0.03%). Net charge-offs to average net loans for the year ended March 31, 2020 was 0.01%.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2021, the Company had identified $3.6 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $3.3 million have no specific valuation allowance as their estimated net collateral value is equal to or exceeds the carrying amount of the loan, which in some cases is the result of previous loan charge-offs. The remaining $252,000 of impaired loans have specific valuation allowances totaling $11,000. Charge-offs on these impaired loans totaled $83,000 from their original loan balances. Based on a comprehensive analysis, management deemed the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2021. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income. Non-interest income decreased $1.3 million to $11.1 million for the year ended March 31, 2021 from $12.4 million for fiscal year 2020. The decrease in non-interest income was due to the decrease in fees and service charges of $159,000 for the fiscal year ended March 31, 2021 compared the same period in the prior year primarily from a decrease in transactions due to a change in customer spending habits during the COVID-19 pandemic. Additionally, the decrease in non-interest income was due to the decrease in asset management fees of $762,000 for the fiscal year ended March 31, 2021 compared to the same period in the prior year as a result of the decline in interest rates on fee generating products. Furthermore, net gains on sales of loans held for sale decreased $224,000 for the fiscal year ended March 31, 2021 compared to the same period in the prior year as the Company transitioned to a model where mortgage loan originations are brokered to various third-party mortgage companies.

Non-Interest Expense. Non-interest expense remained unchanged at $36.3 million for the fiscal years ended March 31, 2021 and 2020. Although non-interest expense remained unchanged, there were increases in occupancy and depreciation expense of $204,000 and an increase in data processing of $33,000 for the year ended March 31, 2021 compared to the prior fiscal year due to continued investments into enhancing our information technology infrastructure and technology expenditures incurred as a result of employees working from home during the COVID-19 pandemic. In addition, FDIC insurance premium expense increased as FDIC insurance premium assessments returned to normal levels. The Bank utilized its remaining FDIC credits for previously paid deposit insurance premiums to partially offset assessments in the prior fiscal year.

Offsetting these increases were decreases in salaries and employee benefits of $235,000 for the year ended March 31, 2021 compared to the prior fiscal year which is attributable to the loan origination cost offset related to the origination of the SBA PPP loans and the Company’s focus to manage controllable costs. Advertising and marketing expenses decreased $390,000 for the year ended March 31, 2021 compared to the prior fiscal year primarily due to reduced opportunities for community sponsorships and cancellations of sponsored events due to COVID-19 restrictions.

Income Taxes. The provision for income taxes was $3.0 million and $4.8 million for the fiscal years ended March 31, 2021 and 2020, respectively, primarily reflecting lower pre-tax income. The effective tax rate was 22.2% for the year ended March 31, 2021 compared to 23.5% for the year ended March 31, 2020. At March 31, 2021, the Company had a deferred tax asset of $5.4 million. As of March 31, 2021, management deemed that a deferred tax asset valuation allowance related to the Company’s deferred tax asset was not necessary. See Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of the Company’s income taxes.

Average Balance Sheet. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Non-accruing loans were included in the average loan amounts outstanding. Loan fees, net, of $4.5 million, $1.5 million and $1.5 million were included in interest income for the years ended March 31, 2021, 2020 and 2019, respectively.

	Years Ended March 31,
	2021			2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$681,999	$33,989	4.98%	$695,930	$37,721	5.42%	$663,225	$36,476	5.50%
Non-mortgage loans	284,071	11,509	4.05	188,568	8,684	4.61	180,917	8,462	4.68
Total net loans (1)	966,070	45,498	4.71	884,498	46,405	5.25	844,142	44,938	5.32

Investment securities (2)	156,723	2,592	1.65	164,028	3,594	2.19	199,463	4,647	2.33
Daily interest-earning assets	917	-	-	95	1	1.05	64	1	1.56
Other earning assets	196,399	295	0.15	26,676	532	1.99	15,394	328	2.13
Total interest-earning assets	1,320,109	48,385	3.67	1,075,297	50,532	4.70	1,059,063	49,914	4.71

Non-interest-earning assets:
Office properties and equipment, net	18,469			15,830			15,485
Other non-interest-earning assets	77,775			74,591			66,142
Total assets	$1,416,353			$1,165,718			$1,140,690

Interest-bearing liabilities:
Savings accounts	$257,285	$418	0.16%	$189,207	$1,054	0.56%	$136,720	$145	0.11%
Interest checking accounts	225,579	85	0.04	180,969	100	0.06	180,256	101	0.06
Money market accounts	204,931	153	0.07	194,061	229	0.12	252,202	302	0.12
Certificates of deposit	129,928	1,888	1.45	112,282	1,507	1.34	105,049	448	0.43
Total interest-bearing deposits	817,723	2,544	0.31	676,519	2,890	0.43	674,227	996	0.15

Other interest-bearing liabilities	44,097	883	2.00	49,573	1,874	3.78	44,368	1,819	4.10
Total interest-bearing liabilities	861,820	3,427	0.40	726,092	4,764	0.66	718,595	2,815	0.39

Non-interest-bearing liabilities:
Non-interest-bearing deposits	387,579			284,748			289,707
Other liabilities	15,304			11,226			7,846
Total liabilities	1,264,703			1,022,066			1,016,148
Shareholders’ equity	151,650			143,652			124,542
Total liabilities and shareholders’ equity	$1,416,353			$1,165,718			$1,140,690
Net interest income		$44,958			$45,768			$47,099
Interest rate spread			3.27%			4.04%			4.32%
Net interest margin			3.41%			4.26%			4.45%
Ratio of average interest-earning assets to average interest-bearing liabilities			153.18%			148.09%			147.38%
Tax-Equivalent Adjustment (3)		$41			$37			$45

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

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020, and the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume). Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands). The changes noted in the table below include tax equivalent adjustments, and as a result, will not agree to the amounts reflected on the Company’s consolidated statements of income for the categories that have been adjusted to reflect tax equivalent income.

	Year Ended March 31,
	2021 vs. 2020			2020 vs. 2019

	Increase (Decrease) Due to			Increase (Decrease) Due to

			Total
(Dollars in thousands)	Volume	Rate	Increase (Decrease)	Volume	Rate	Total Increase

Interest Income:
Mortgage loans	$(738)	$(2,994)	$(3,732)	$1,781	$(536)	$1,245
Non-mortgage loans	3,982	(1,157)	2,825	351	(129)	222
Investment securities (1)	(153)	(849)	(1,002)	(787)	(266)	(1,053)
Daily interest-earning	1	(2)	(1)	-	-	-
Other earning assets	650	(887)	(237)	227	(23)	204
Total interest income	3,742	(5,889)	(2,147)	1,572	(954)	618

Interest Expense:
Savings accounts	294	(930)	(636)	78	831	909
Interest checking accounts	24	(39)	(15)	(1)	-	(1)
Money market accounts	14	(90)	(76)	(73)	-	(73)
Certificates of deposit	250	131	381	33	1,026	1,059
Other interest-bearing liabilities	(188)	(803)	(991)	203	(148)	55
Total interest expense	394	(1,731)	(1,337)	240	1,709	1,949
Net interest income	$3,348	$(4,158)	$(810)	$1,332	$(2,663)	$(1,331)

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

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $461.1 million or 48.89% of total loans at March 31, 2021 as compared to $491.7 million or 53.95% at March 31, 2020. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed-rate loans. See Item 1. “Business - Lending Activities – Real Estate Construction " and “- Lending Activities - Consumer Lending."

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2021, the combined investment portfolio carried at $255.9 million had an average life of 5.2 years. Adjustable rate mortgage-backed securities totaled $7.6 million at March 31, 2021 compared to $11.6 million at March 31, 2020. See Item 1. “Business – Investment Activities" for additional information.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the year ended March 31, 2021, the Bank used its sources of funds primarily to fund loan commitments and investment purchases. At March 31, 2021, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $482.0 million, or 31.1% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, including FRB borrowings and FHLB advances consistent with its asset/liability objectives. At March 31, 2021, the Bank had no advances from the FRB and maintains a credit facility with the FRB with available borrowing capacity of $50.8 million, subject to sufficient collateral. At March 31, 2021, the Bank had no advances from the FHLB and had an available borrowing capacity of $226.7 million, subject to sufficient collateral and stock investment. At March 31, 2021, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion. Additionally, the  Federal Reserve established the PPPLF to bolster the effectiveness of the SBA PPP. The Bank may utilize the PPPLF pursuant to approval from the FRB to which the Bank would pledge SBA PPP loans at face value as collateral to obtain FRB non-recourse advances. As of March 31, 2021, the Bank had not sought approval to utilize PPPLF as it held a substantial cash and cash equivalent position as a result of SBA PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit customers increasing their balances due to COVID-19.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2021 and 2020, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for a depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $37.9 million, or 2.8% of total deposits, and $5.3 million, or 0.54% of total deposits, at March 31, 2021 and 2020, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At March 31, 2021 and 2020, the Company had no deposits through this listing service. Although the Company did not originate any internet based deposits during the year ended March 31, 2021, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank’s funding sources gives the Bank available liquidity of $983.0 million, or 63.5% of total assets at March 31, 2021.

At March 31, 2021, the Company had total commitments of $149.5 million, which includes commitments to extend credit of $12.7 million, unused lines of credit totaling $121.2 million, undisbursed construction loans totaling $13.6 million, and standby letters of credit totaling $2.0 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2021 totaled $83.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $36.6 million at March 31, 2021.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At March 31, 2021, Riverview Bancorp, Inc. had $10.0 million in cash to meet its liquidity needs.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

At March 31, 2021, the Company had commercial loan commitments of $3.1 million and undisbursed commercial lines of credit of $97.3 million. Commercial real estate mortgage loan commitments totaled $6.3 million and the undisbursed balance of commercial real estate mortgage loans was $755,000 at March 31, 2021. At March 31, 2021, construction loan commitments totaled $2.8 million and undisbursed construction loans totaled $13.6 million. Unused lines of credit secured by land development loans totaled $391,000. Real estate one-to-four family loan commitments totaled $471,000 and unused lines of credit secured by real estate one-to-four family loans totaled $19.8 million at March 31, 2021. Other installment loan commitments totaled $13,000. Unused lines of credit on other installment loans totaled $1.1 million and unused lines of credit secured by multi-family real estate totaled $1.8 million at March 31, 2021. At March 31, 2021, the Company had standby letters of credit totaling $2.0 million. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

The following table shows the approximate percentage change in net interest income as of March 31, 2021 over a 12 and 24-month period under several rate scenarios:

Change in interest rates (1)	Percent change in net interest income (12 months)	Percent change in net interest income (24 months)

Up 300 basis points	11.3%	14.6%
Up 200 basis points	3.4%	4.4%
Up 100 basis points	4.0%	(0.4)%
Base case	-	(8.7)%
Down 100 basis points	(1.7)%	(13.7)%

   (1) The target federal funds rate as of March 31, 2021 was between 0.00% - 0.25%. No rates in this model are allowed to go below zero and therefore a down 200 and down 300 basis point scenario would not be plausible.

Our consolidated balance sheet continues to be slightly asset sensitive, meaning that interest-earning assets reprice faster than interest-bearing liabilities in a given period. However, due to a number of loans in our loan portfolio with interest rate floors, our net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. Net interest income will increase in year one as our interest-earning assets are expected to continue to reprice faster than interest-bearing liabilities. In a falling interest rate environment, our net interest income will be negatively impacted as our deposit costs are currently relatively low and interest rates paid cannot decrease significantly. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2021. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments (dollars in thousands).

	Average Rate	Within 1 Year	After 1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:

Loans receivable	4.06%	$36,582	$101,575	$145,145	$476,801	$183,132	$943,235
Investment securities and other
interest-earning assets	0.90	261,933	1,626	3,483	66,853	176,437	510,332
FHLB stock	3.72	344	689	689	-	-	1,722
Total assets		$298,859	$103,890	$149,317	$543,654	$359,569	$1,455,289

Interest-Sensitive Liabilities:

Interest checking	0.03	$51,602	$103,206	$103,206	$-	$-	$258,014
Savings accounts	0.08	58,353	116,708	116,708	-	-	291,769
Money market accounts	0.06	48,110	96,222	96,222	-	-	240,554
Certificate accounts	1.20	83,948	32,623	3,585	452	17	120,625
FHLB advances	-	-	-	-	-	-	-
Subordinated debentures	1.80	-	-	-	-	26,748	26,748
Finance lease liability	7.16	46	115	148	523	1,497	2,329
Total liabilities		242,059	348,874	319,869	975	28,262	940,039
Interest sensitivity gap		56,800	(244,984)	(170,552)	542,679	331,307	$515,250
Cumulative interest sensitivity gap		$56,800	$(188,184)	$(358,736)	$183,943	$515,250
Off-Balance Sheet Items:

Commitments to extend credit		$12,678	$-	$-	$-	$-	$12,678
Unused lines of credit		$134,781	$-	$-	$-	$-	$134,781

[This page intentionally left blank]

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Financial Statements for the Years Ended March 31, 2021, 2020 and 2019
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary (collectively, "the Company") as of March 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2021, and the related notes (collectively referred to as "the financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America (U.S.).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosures that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

Critical Audit Matter Description

As described in Notes 1 and 5 to the financial statements, the Company's allowance for loan losses (ALL) is a valuation account that reflects the estimated loan losses based on known and inherent risks in the loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was approximately $19,178,000 as of March 31, 2021, which consists of specific and general components in the amounts of $11,000 and $19,167,000, respectively.

The specific component relates to loans that are classified as impaired. The Company measures impairment and the related asset specific allowance for impaired loans based on the difference between the recorded investment of the loan and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. If the loan is collateral dependent, the Company measures impairment based upon the fair value of the underlying collateral, which the Company determines based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. Loans are identified as collateral dependent if the Company believes that collateral is the sole source of repayment.

The general component is based on historical losses, general economic conditions, and other qualitative risk factors both internal and external to the Company. The historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The qualitative risk factors are generally determined by evaluating, among other things: (i) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (ii) national and local economic trends and conditions; (iii) nature and volume of the portfolio and terms of loans; (iv) experience, ability, and depth of lending management and staff; (v) volume and severity of past due, classified and nonaccrual loans as well as other loan modifications; (vi) quality of the Company's loan review system; (vii) existence and effect of any concentrations of credit and changes in the level of such concentrations; (viii) changes in the value of underlying collateral, and (ix) other external factors. The evaluation of the qualitative factor adjustments requires a significant amount of judgment by management and involves a high degree of subjectivity.

We identified the ALL as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

How the Critical Audit Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical matter included the following, among others:
•
We obtained an understanding of the relevant controls related to management’s establishment of the qualitative factors, assessment, and review and approval of the qualitative factors, and the data used in determining the qualitative factors.

•	We obtained an understanding of how management developed the estimates and related assumptions, including:
o
Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources as well as evaluating the estimated correlation to potential loss.

o	Evaluating the reasonableness of the qualitative factors established by management as compared to the underlying internal or external information sources.
•	We obtained an understanding of the loans excluded from the general component calculation for propriety of classification as acquired or impaired loans.

We have served as the Company's auditor since 2015.

Lake Oswego, Oregon
June 18, 2021

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2021 AND 2020

(In thousands, except share and per share data)	2021	2020
ASSETS
Cash and cash equivalents (including interest-earning accounts of $254,205 and $27,866)	$265,408	$41,968
Certificates of deposit held for investment	249	249
Loans held for sale	-	275
Investment securities:
Available for sale, at estimated fair value	216,304	148,291
Held to maturity, at amortized cost (estimated fair value of $38,220 and $28)	39,574	28
Loans receivable (net of allowance for loan losses of $19,178 and $12,624)	924,057	898,885
Prepaid expenses and other assets	13,189	7,452
Accrued interest receivable	5,236	3,704
Federal Home Loan Bank (“FHLB”) stock, at cost	1,722	1,420
Premises and equipment, net	17,824	15,570
Financing lease right-of-use assets (“ROU”)	1,432	1,508
Deferred income taxes, net	5,419	3,277
Mortgage servicing rights, net	81	191
Goodwill	27,076	27,076
Core deposit intangible (“CDI”), net	619	759
Bank owned life insurance (“BOLI”)	30,968	30,155
TOTAL ASSETS	$1,549,158	$1,180,808
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits	$1,346,060	$990,448
Accrued expenses and other liabilities	21,906	11,783
Advance payments by borrowers for taxes and insurance	521	703
Junior subordinated debentures	26,748	26,662
Finance lease liability	2,329	2,369
Total liabilities	1,397,564	1,031,965
COMMITMENTS AND CONTINGENCIES (See Note 17)
SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 shares authorized
March 31, 2021 – 22,351,235 shares issued and outstanding	223	225
March 31, 2020 – 22,748,385 shares issued and 22,544,285 shares outstanding
Additional paid-in capital	63,650	64,649
Retained earnings	87,881	81,870
Accumulated other comprehensive income (loss)	(160)	2,099
Total shareholders’ equity	151,594	148,843
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,549,158	$1,180,808

  See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2021, 2020 AND 2019

(In thousands, except share and per share data)	2021	2020	2019
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$45,498	$46,405	$44,938
Interest on investment securities – taxable	2,422	3,440	4,456
Interest on investment securities – nontaxable	129	117	146
Other interest and dividends	295	533	329
Total interest and dividend income	48,344	50,495	49,869
INTEREST EXPENSE:
Interest on deposits	2,544	2,890	996
Interest on borrowings	883	1,874	1,819
Total interest expense	3,427	4,764	2,815
Net interest income	44,917	45,731	47,054
Provision for loan losses	6,300	1,250	50
Net interest income after provision for loan losses	38,617	44,481	47,004
NON-INTEREST INCOME:
Fees and service charges	6,382	6,541	5,948
Asset management fees	3,646	4,408	3,791
Net gains on sales of loans held for sale	28	252	317
BOLI	813	864	734
Other, net	221	295	317
Total non-interest income, net	11,090	12,360	11,107
NON-INTEREST EXPENSE:
Salaries and employee benefits	22,570	22,805	22,320
Occupancy and depreciation	5,780	5,576	5,334
Data processing	2,662	2,629	2,467
Amortization of CDI	140	161	183
Advertising and marketing	466	856	769
FDIC insurance premium	319	81	326
State and local taxes	794	675	651
Telecommunications	295	327	353
Professional fees	1,231	1,120	1,426
Other	1,997	2,033	1,870
Total non-interest expense	36,254	36,263	35,699
INCOME BEFORE INCOME TAXES	13,453	20,578	22,412
PROVISION FOR INCOME TAXES	2,981	4,830	5,146
NET INCOME	$10,472	$15,748	$17,266

Earnings per common share:
Basic	$0.47	$0.69	$0.76
Diluted	0.47	0.69	0.76
Weighted average number of common shares outstanding:
Basic	22,296,195	22,707,624	22,588,395
Diluted	22,312,831	22,744,045	22,659,594

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2021, 2020 AND 2019

(In thousands)	2021	2020	2019

Net income	$10,472	$15,748	$17,266

Other comprehensive income (loss):
Net unrealized holding gain (loss) from available for sale investment securities arising
during the period, net of tax of $713, ($1,499) and ($629), respectively	(2,259)	4,748	2,122

Reclassification adjustment of net gain from sale of available for sale investment
securities included in income, net of tax of $0, $7 and $0, respectively	-	(23)	-
Total other comprehensive income (loss), net	(2,259)	4,725	2,122

Total comprehensive income, net	$8,213	$20,473	$19,388

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2021, 2020 AND 2019
(In thousands, except share and per share data)	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income (Loss)

Balance April 1, 2018	22,570,179	$226	$64,871	$56,552	$(4,748)	$116,901

Net income	-	-	-	17,266	-	17,266
Cash dividend on common stock ($0.15 per share)	-	-	-	(3,390)	-	(3,390)
Exercise of stock options	37,533	-	179	-	-	179
Stock-based compensation expense	-	-	44	-	-	44
Other comprehensive income, net	-	-	-	-	2,122	2,122

Balance March 31, 2019	22,607,712	226	65,094	70,428	(2,626)	133,122

Net income	-	-	-	15,748	-	15,748
Cash dividend on common stock ($0.19 per share)	-	-	-	(4,306)	-	(4,306)
Exercise of stock options	58,000	1	226	-	-	227
Restricted stock grants	82,673	-	-	-	-	-
Stock repurchased	(204,100)	(2)	(1,017)	-	-	(1,019)
Stock-based compensation expense	-	-	346	-	-	346
Other comprehensive income, net	-	-	-	-	4,725	4,725

Balance March 31, 2020	22,544,285	225	64,649	81,870	2,099	148,843

Net income	-	-	-	10,472	-	10,472
Cash dividend on common stock ($0.20 per share)	-	-	-	(4,461)	-	(4,461)
Exercise of stock options	20,000	1	49	-	-	50
Stock repurchased	(295,900)	(3)	(1,444)	-	-	(1,447)
Restricted stock grants	90,763	-	-	-	-	-
Restricted stock cancelled	(7,913)	-	-	-	-	-
Stock-based compensation expense	-	-	396	-	-	396
Other comprehensive income, net	-	-	-	-	(2,259)	(2,259)

Balance March 31, 2021	22,351,235	$223	$63,650	$87,881	$(160)	$151,594

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2021, 2020 AND 2019

(In thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,472	$15,748	$17,266
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,212	2,963	2,718
Purchased loans amortization (accretion), net	274	53	(147)
Provision for loan losses	6,300	1,250	50
Provision for deferred income taxes	(1,429)	(574)	(11)
Stock-based compensation expense	396	346	44
Increase in deferred loan origination fees, net of amortization	2,477	138	498
Origination of loans held for sale	(913)	(8,941)	(11,105)
Proceeds from sales of loans held for sale	1,214	9,743	10,579
Net gains on sales of loans held for sale, sales of investment securities, sales of real estate owned (“REO”) and sales of premises and equipment	(14)	(355)	(682)
Income from BOLI	(813)	(864)	(734)
Changes in assets and liabilities:
Prepaid expenses and other assets	391	2,622	(868)
Accrued interest receivable	(1,532)	215	(442)
Accrued expenses and other liabilities	4,132	(6,427)	2,988
Net cash provided by operating activities	24,167	15,917	20,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(30,379)	(11,786)	(34,427)
Purchases of loans receivable	(3,844)	(23,818)	(29,929)
Principal repayments on investment securities available for sale	43,824	28,371	26,519
Purchases of investment securities available for sale	(120,371)	(18,125)	-
Proceeds from calls, maturities, and sales of investment securities available for sale	4,000	24,623	10,000
Principal repayments on investment securities held to maturity	248	7	7
Purchases of investment securities held to maturity	(39,871)	-	-
Purchases of premises and equipment and capitalized software	(3,552)	(2,953)	(1,046)
Redemption of certificates of deposits held for investment	-	498	5,220
Redemption (purchase) of Federal Home Loan Bank stock, net	(302)	2,224	(2,291)
Proceeds from sales of REO and premises and equipment	-	81	976
Net cash used in investing activities	(150,247)	(878)	(24,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	355,617	65,394	(70,568)
Dividends paid	(4,478)	(4,075)	(3,163)
Proceeds from borrowings	31,000	224,897	326,956
Repayment of borrowings	(31,000)	(281,483)	(270,370)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(182)	72	(6)
Principal payments on finance lease liability	(40)	(34)	(28)
Proceeds from exercise of stock options	50	227	179
Repurchase of common stock	(1,447)	(1,019)	-
Net cash provided by (used in) financing activities	349,520	3,979	(17,000)

NET INCREASE (DECREASE) IN CASH	223,440	19,018	(21,817)
CASH, BEGINNING OF PERIOD	41,968	22,950	44,767
CASH, END OF PERIOD	$265,408	$41,968	$22,950
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$3,255	$4,576	$2,686
Income taxes	4,738	4,438	6,877
NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,118	$1,135	$904
Other comprehensive income (loss)	(2,972)	6,217	2,751
Income tax effect related to other comprehensive income (loss)	713	(1,492)	(629)
ROU lease assets obtained in exchange for operating lease liabilities	6,148	5,603	-

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2021, 2020 and 2019

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc., and the Bank’s majority-owned subsidiary, Riverview Trust Company (the “Trust Company”) (collectively referred to as the “Company”). As a Washington state-chartered commercial bank, the Bank's regulators are the Washington State Department of Financial Institutions ("WDFI") and the Federal Deposit Insurance Corporation ("FDIC"). The Board of Governors of the Federal Reserve System ("Federal Reserve") is the primary federal regulator for Riverview  Bancorp, Inc. All inter-company transactions and balances have been eliminated in consolidation.

For the period from April 1, 2017 through December 2019, the Trust Company was a wholly-owned subsidiary of the Bank. In December 2019, the Trust Company issued 1,500 shares of Trust Company stock in conjunction with the exercise of 1,500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer. In October 2020, the Trust Company issued an additional 500 shares of Trust Company stock with the exercise of options for 500 shares of Trust Company common stock by the Trust Company’s President and Chief Executive Officer. As a result of these transactions, the Bank’s ownership in the Trust Company decreased from 100% to 97.8%, resulting in a noncontrolling interest. The noncontrolling interest was $154,000 and $107,000 as of March 31, 2021 and 2020, respectively, and net income attributable to the noncontrolling interest was $10,000 and $5,000 for the years ended March 31, 2021 and 2020, respectively. These amounts are not presented separately in the accompanying consolidated financial statements due to their insignificance.

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

Nature of Operations – The Bank is a community-oriented financial institution which operates 17 branches in rural and suburban communities in southwest Washington State and Multnomah, Washington and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to make various commercial business, commercial real estate, land, multi-family real estate, real estate construction and consumer loans. Additionally, the Trust Company offers trust and investment services and Riverview Services, Inc. acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust.

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

Use of Estimates in the Preparation of Consolidated Financial Statements – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. The estimates utilized to determine the appropriate allowance for loan losses at March 31, 2021 may be materially different from actual results due to the novel coronavirus of 2019 (“COVID-19”) pandemic.

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

Gains or losses on sales of loans held for sale are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of these loans sold. The Company capitalizes mortgage servicing rights (“MSRs”) acquired through the sale of originated mortgage loans or the securitization of mortgage loans with servicing rights retained. Upon the sale of mortgage loans held for sale, the total cost of the loans designated for sale is allocated to mortgage loans with and without MSRs based on their relative fair values. The MSRs are included as a component of net gains on sales of loans held for sale. The MSRs are amortized in proportion to and over the estimated period of the net servicing income and such amortization is reflected as a component of loan servicing income and is included in the consolidated statements of income in other non-interest income.

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

Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. The Company did not designate loans with payment deferrals granted due to the COVID-19 pandemic as delinquent in accordance with provisions of The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and the Consolidated Appropriations Act, 2021 (the “CAA 2021”) and related regulatory guidance.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

Acquired Loans – Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (“PCI”) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an allowance for loan losses. The Company had no PCI loans as of March 31, 2021 and 2020.

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

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard or worse, on non-accrual status or represents a troubled debt restructuring (“TDR”). The Company elected to apply the temporary relief under the CARES Act and related regulatory guidance to certain eligible short-term modifications, past due loans, and modifications. Qualifying loan modifications were not classified as a TDR for accounting or disclosure purposes. The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan, the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded, the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and has not had an appraisal of the collateral in the last six months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation of the collateral on an annual basis. The collateral valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payments in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months are charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value of the underlying collateral is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale of the underlying collateral would result in full repayment of the outstanding loan balance. Once any other potential sources of repayment are exhausted, the impaired portion of the loan is charged-off. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is charged-off.

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

REO – REO consists of properties acquired through foreclosure and is initially recorded at the estimated fair value of the properties, less estimated costs of disposal. At the time of foreclosure, specific charge-offs are taken against the allowance for loan losses based upon a detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Subsequently, the Company performs an evaluation of the properties and records a valuation allowance with an offsetting charge to REO expenses for any declines in value. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. The amounts the Company will ultimately recover and record in the accompanying consolidated financial statements from the disposition of REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for the sale of the property. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed. At March 31, 2021, there were no mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process.

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain a minimum investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances. The Company’s investment in FHLB stock is carried at cost, which approximates fair value. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption value is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company evaluated its investment in FHLB stock for OTTI, consistent with its accounting policy. Based on the Company’s evaluation, the Company determined there is not any OTTI on its FHLB stock at March 31, 2021.

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

MSRs are reviewed quarterly for impairment based on their estimated fair value using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing loan portfolio based on various factors, such as servicing costs, servicing income, expected prepayment speeds, discount rate, loan maturity and interest rate. Market sources are used to determine prepayment speeds, ancillary income, servicing cost and pre-tax required yield. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income.

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

CDI represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of a business combination. CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. At both March 31, 2021 and 2020, gross CDI was $1.36 million. At March 31, 2021 and 2020, accumulated amortization was $744,000 and $604,000, respectively. The amortization expense for CDI in future years is estimated to be $125,000, $116,000, $108,000, $100,000, $93,000 and $77,000 for the years ending March 31, 2022, 2023, 2024, 2025, 2026 and thereafter, respectively.

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

Trust Assets – Assets held by the Trust Company in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $1.3 billion and $1.2 billion were held in trust as of March 31, 2021 and 2020, respectively.

Earnings Per Share – GAAP requires all companies whose capital structure includes dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented. The Company’s basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration of any dilutive items. Nonvested shares of restricted stock are included in the computation of basic earnings per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. The Company’s diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average diluted effect of the Company’s stock options.

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

Accounting Pronouncements Recently Issued or Adopted–

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of carrying amount. ASU 2016-13 also changes the accounting for purchased credit impaired debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. As a “smaller reporting company” filer with the U.S. Securities and Exchange Commission, ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment of investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, management anticipates the allowance for loan losses will increase as a result of the implementation of ASU 2016-13; however, until management’s evaluation is complete, the magnitude of the increase will not be known.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. ASU 2020-04 permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. The Company’s current interest rates on its junior subordinated debentures are based upon the three-month LIBOR plus a spread. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in ASU 2021-01 have differing effective dates, beginning with interim periods including and subsequent to March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of March  31, 2021. The adoption of ASU 2020-04 is not expected to have a material impact on the Company’s future consolidated financial statements.

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

The CARES Act, signed into law on March 27, 2020, and the CAA 2021, signed into law on December 27, 2020, which extended the CARES Act treatment of TDRs, amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g., nine months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency by the President or (b) January 1, 2022. As of March 31, 2021, the Company’s modifications totaled five loans related to the COVID-19 pandemic with an outstanding loan balance, net of deferred fees, totaling $18.1 million. Loan modifications in accordance with the CARES Act are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current period presentation; such reclassifications had no effect on previously reported net income or total shareholders’ equity.

2.	RESTRICTED ASSETS

Regulations of the Board of Governors of the Federal Reserve System require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco (“FRB”) based on a percentage of deposits. Effective March 26, 2020, the reserve requirement was reduced to zero and the Bank was not required to maintain any such reserve balances as of March 31, 2021 and 2020, respectively.

3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
Available for sale:
Municipal securities	$23,883	$238	$(555)	$23,566
Agency securities	25,996	5	(686)	25,315
Real estate mortgage investment conduits (1)	55,826	469	(480)	55,815
Residential mortgage-backed securities (1)	71,787	1,075	(614)	72,248
Other mortgage-backed securities (2)	39,022	514	(176)	39,360
Total available for sale	$216,514	$2,301	$(2,511)	$216,304

Held to maturity:
Municipal securities	$10,391	$-	$(509)	$9,882
Agency securities	7,688	-	(220)	7,468
Real estate mortgage investment conduits (1)	9,207	-	(141)	9,066
Residential mortgage-backed securities (3)	6,175	-	(119)	6,056
Other mortgage-backed securities (2)	6,113	-	(365)	5,748
Total held to maturity	$39,574	$-	$(1,354)	$38,220

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
Available for sale:
Municipal securities	$4,740	$137	$-	$4,877
Agency securities	6,009	17	(10)	6,016
Real estate mortgage investment conduits (1)	42,663	1,128	-	43,791
Residential mortgage-backed securities (1)	58,700	1,415	(30)	60,085
Other mortgage-backed securities (2)	33,417	256	(151)	33,522
Total available for sale	$145,529	$2,953	$(191)	$148,291

Held to maturity:
Residential mortgage-backed securities (3)	$28	$-	$-	$28

(1) Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2) Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA.
(3) Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of March 31, 2021 are as follows (in thousands):
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	5,919	5,992	18	18
Due after five years through ten years	57,704	57,409	8,595	8,193
Due after ten years	152,891	152,903	30,961	30,009
Total	$216,514	$216,304	$39,574	$38,220

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2021

Available for sale:
Municipal securities	$17,529	$(555)	$-	$-	$17,529	$(555)
Agency securities	23,306	(686)	-	-	23,306	(686)
Real estate mortgage investment conduits (1)	25,462	(480)	-	-	25,462	(480)
Residential mortgage-backed securities	33,164	(614)	-	-	33,164	(614)
Other mortgage-backed securities (2)	5,856	(125)	2,225	(51)	8,081	(176)
Total available for sale	$105,317	$(2,460)	$2,225	$(51)	$107,542	$(2,511)

Held to maturity:
Municipal securities	$9,882	$(509)	$-	$-	$9,882	$(509)
Agency securities	7,468	(220)	-	-	7,468	(220)
Real estate mortgage investment conduits (4)	9,066	(141)	-	-	9,066	(141)
Residential mortgage-backed securities (5)	6,035	(119)	-	-	6,035	(119)
Other mortgage-backed securities	5,748	(365)	-	-	5,748	(365)
Total held to maturity	$38,199	$(1,354)	$-	$-	$38,199	$(1,354)

March 31, 2020

Available for sale:
Agency securities	$1,998	$(10)	$-	$-	$1,998	$(10)
Residential mortgage-backed securities (5)	2,509	(22)	409	(8)	2,918	(30)
Other mortgage-backed securities (6)	11,726	(58)	4,911	(93)	16,637	(151)
Total available for sale	$16,233	$(90)	$5,320	$(101)	$21,553	$(191)

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

The Company had no sales and realized no gains or losses on sales of investment securities for the year ended March 31, 2021. Proceeds from the sale of investment securities totaled $17.8 million for the year ended March 31, 2020. Gross realized gains on sales of investment securities totaled $30,000 for the year ended March 31, 2020 and are included in other non-interest income in the accompanying consolidated statements of income. The Company had no sales and realized no gains or losses on sales of investment securities for the year ended March 31, 2019.

Investment securities available for sale with an amortized cost of $5.3 million and $6.6 million and a fair value of $5.4 million and $6.8 million at March 31, 2021 and 2020, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $3.1 million and a fair value of $3.0 million at March 31, 2021 were pledged as collateral for government public funds held by the Bank. There were no held to maturity securities pledged as collateral for government public funds held by the Bank at March 31, 2020.

4.	LOANS RECEIVABLE

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. At March 31, 2021, deferred loan fees totaled $6.6 million of which $2.7 million were related to the SBA’s Paycheck Protection Program (“PPP”) loans. At March 31, 2020, deferred loan fees totaled $4.1 million of which there were no deferred loan fees related to SBA PPP loans. Loans receivable discounts and premiums totaled $722,000 and $956,000, respectively, as of March 31, 2021, compared to $1.1 million and $1.5 million, respectively, as of March 31, 2020. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	March 31, 2021	March 31, 2020
Commercial and construction
Commercial business (1)	$265,145	$179,029
Commercial real estate	543,467	507,871
Land	14,040	14,026
Multi-family	45,014	58,374
Real estate construction	16,990	64,843
Total commercial and construction	884,656	824,143

Consumer
Real estate one-to-four family	56,405	83,150
Other installment	2,174	4,216
Total consumer	58,579	87,366

Total loans	943,235	911,509

Less: Allowance for loan losses	19,178	12,624
Loans receivable, net	$924,057	$898,885

(1) SBA PPP loans totaled $93.4 million at March 31, 2021 and none at March 31, 2020.

The Company’s loan portfolio includes originated and purchased loans. Originated loans and purchased loans for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that the Company would be able to collect all contractually required payments, are referred to collectively as “loans”. The Company originates commercial business, commercial real estate, land, multi-family real estate, real estate construction, residential real estate and other consumer loans. At March 31, 2021 and 2020, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s loan portfolio are secured by properties located in Washington and Oregon, and accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulations to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss) (“AOCI”). The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2021, loans carried at $486.7 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consist of the following for the periods indicated (in thousands):

	Year Ended March 31,
	2021	2020	2019
Beginning balance	$625	$778	$981
Originations	8,174	977	359
Principal repayments	(3,491)	(1,130)	(562)
Ending balance	$5,308	$625	$778

Loan segment risk characteristics – The Company considers its loan classes to be the same as its loan segments. The following are loan segment risk characteristics of the Company’s loan portfolio:

Commercial business – Commercial business loans, other than SBA PPP loans, are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers may be volatile and the value of the collateral securing these loans may be difficult to measure. Most commercial business loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and generally include a personal guarantee based on a review of personal financial statements. The Company will extend some short-term loans on an unsecured basis to highly qualified borrowers. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the credit-worthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of the borrowers and the guarantors.

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

5.	ALLOWANCE FOR LOAN LOSSES

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

March 31, 2021	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,008	$6,421	$230	$854	$1,149	$1,363	$599	$12,624
Provision for (recapture of) loan losses	398	7,336	3	(216)	(855)	(423)	57	6,300
Charge-offs	-	-	-	-	-	(124)	-	(124)
Recoveries	10	332	-	-	-	36	-	378
Ending balance	$2,416	$14,089	$233	$638	$294	$852	$656	$19,178

March 31, 2020

Beginning balance	$1,808	$5,053	$254	$728	$1,457	$1,447	$710	$11,457
Provision for (recapture of) loan losses	264	1,368	(24)	126	(308)	(65)	(111)	1,250
Charge-offs	(64)	-	-	-	-	(82)	-	(146)
Recoveries	-	-	-	-	-	63	-	63
Ending balance	$2,008	$6,421	$230	$854	$1,149	$1,363	$599	$12,624

March 31, 2019

Beginning balance	$1,668	$4,914	$220	$822	$618	$1,809	$715	$10,766
Provision for (recapture of) loan losses	139	(685)	34	(94)	839	(178)	(5)	50
Charge-offs	-	-	-	-	-	(291)	-	(291)
Recoveries	1	824	-	-	-	107	-	932
Ending balance	$1,808	$5,053	$254	$728	$1,457	$1,447	$710	$11,457

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
March 31, 2021	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,416	$2,416	$120	$265,025	$265,145
Commercial real estate	-	14,089	14,089	1,468	541,999	543,467
Land	-	233	233	710	13,330	14,040
Multi-family	-	638	638	753	44,261	45,014
Real estate construction	-	294	294	-	16,990	16,990
Consumer	11	841	852	530	58,049	58,579
Unallocated	-	656	656	-	-	-
Total	$11	$19,167	$19,178	$3,581	$939,654	$943,235

March 31, 2020

Commercial business	$-	$2,008	$2,008	$139	$178,890	$179,029
Commercial real estate	-	6,421	6,421	2,378	505,493	507,871
Land	-	230	230	714	13,312	14,026
Multi-family	-	854	854	1,549	56,825	58,374
Real estate construction	-	1,149	1,149	-	64,843	64,843
Consumer	12	1,351	1,363	432	86,934	87,366
Unallocated	-	599	599	-	-	-
Total	$12	$12,612	$12,624	$5,212	$906,297	$911,509

Changes in the allowance for unfunded loan commitments were as follows for the years indicated (in thousands):

	Year Ended March 31,
	2021	2020	2019
Beginning balance	$474	$469	$480
Net change in allowance for unfunded loan commitments	35	5	(11)
Ending balance	$509	$474	$469

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

March 31, 2021	30-89 Days Past Due	90 Days and Greater Past Due	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable

Commercial business	$98	$175	$182	$455	$264,690	$265,145
Commercial real estate	-	-	144	144	543,323	543,467
Land	-	-	-	-	14,040	14,040
Multi-family	-	-	-	-	45,014	45,014
Real estate construction	-	-	-	-	16,990	16,990
Consumer	143	1	69	213	58,366	58,579
Total	$241	$176	$395	$812	$942,423	$943,235

March 31, 2020

Commercial business	$-	$-	$201	$201	$178,828	$179,029
Commercial real estate	-	-	1,014	1,014	506,857	507,871
Land	-	-	-	-	14,026	14,026
Multi-family	-	-	-	-	58,374	58,374
Real estate construction	-	-	-	-	64,843	64,843
Consumer	271	-	180	451	86,915	87,366
Total	$271	$-	$1,395	$1,666	$909,843	$911,509

Interest income foregone on non-accrual loans was $49,000, $75,000 and $94,000 for the years ended March 31, 2021, 2020 and 2019, respectively.

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

March 31, 2021	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans Receivable

Commercial business	$264,564	$399	$182	$-	$-	$265,145
Commercial real estate	494,010	42,045	7,412	-	-	543,467
Land	14,040	-	-	-	-	14,040
Multi-family	44,941	49	24	-	-	45,014
Real estate construction	16,990	-	-	-	-	16,990
Consumer	58,510	-	69	-	-	58,579
Total	$893,055	$42,493	$7,687	$-	$-	$943,235

March 31, 2020

Commercial business	$177,399	$1,282	$348	$-	$-	$179,029
Commercial real estate	506,794	63	1,014	-	-	507,871
Land	14,026	-	-	-	-	14,026
Multi-family	58,295	45	34	-	-	58,374
Real estate construction	64,843	-	-	-	-	64,843
Consumer	87,186	-	180	-	-	87,366
Total	$908,543	$1,390	$1,576	$-	$-	$911,509

Impaired loans – The following tables present information regarding impaired loans at the dates and for the years indicated (in thousands):

March 31, 2021	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance

Commercial business	$120	$-	$120	$157	$-
Commercial real estate	1,468	-	1,468	1,556	-
Land	710	-	710	740	-
Multi-family	753	-	753	856	-
Consumer	278	252	530	643	11
Total	$3,329	$252	$3,581	$3,952	$11
March 31, 2020
Commercial business	$139	$-	$139	$170	$-
Commercial real estate	2,378	-	2,378	3,405	-
Land	714	-	714	748	-
Multi-family	1,549	-	1,549	1,662	-
Consumer	295	137	432	543	12
Total	$5,075	$137	$5,212	$6,528	$12

	Year ended March 31, 2021		Year ended March 31, 2020		Year ended March 31, 2019
	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans	Average Recorded Investment	Interest Recognized on Impaired Loans

Commercial business	$130	$-	$150	$62	$334	$-
Commercial real estate	2,008	61	2,420	40	2,607	64
Land	713	40	720	90	742	7
Multi-family	1,313	77	1,573	-	1,620	88
Consumer	494	29	494	29	992	45
Total	$4,658	$207	$5,357	$221	$6,295	$204

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	March 31, 2021			March 31, 2020
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$-	$120	$120	$-	$139	$139
Commercial real estate	1,324	144	1,468	1,364	1,014	2,378
Land	710	-	710	714	-	714
Multi-family	753	-	753	1,549	-	1,549
Consumer	530	-	530	432	-	432
Total	$3,317	$264	$3,581	$4,059	$1,153	$5,212

At March 31, 2021, the Company had no commitments to lend additional funds on these loans. At March 31, 2021, all of the Company’s TDRs were paying as agreed.

There was one new TDR for the year ended March 31, 2021. The new TDR is a consumer real estate loan secured by a one-to-four family property located in Northwest Oregon where the Company granted a deferral of principal, interest, and escrow payments. The recorded investment in the loan prior to modification and at March 31, 2021 was $129,000. There was one new TDR for the year ended March 31, 2020. This TDR is a consumer real estate loan secured by a 1-4 family property located in Southwest Washington, for which the Company granted a rate reduction and extended the maturity date by 10 years. The recorded investment in the loan prior to modification and at March 31, 2020 was $27,000 and $25,000, respectively. There were no new TDRs for the year ended March 31, 2019.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by banking regulatory agencies provides that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. Loan modifications in accordance with the CARES Act are still subject to an impairment evaluation. See Note 1 – Summary of Significant Accounting Policies for more information.

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated (in thousands):

	March 31,
	2021	2020

Land	$5,247	$4,531
Buildings and improvements	18,097	15,356
Leasehold improvements	3,123	1,666
Furniture and equipment	10,734	10,819
Construction in progress	32	3,245
Total	37,233	35,617
Less accumulated depreciation and amortization	(19,409)	(20,047)
Premises and equipment, net	$17,824	$15,570

Depreciation and amortization expense was $1.4 million, $1.3 million and $1.1 million for the years ended March 31, 2021, 2020 and 2019, respectively.

7.	GOODWILL

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

The Company performed its annual impairment assessment as of October 31, 2020 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company completed a qualitative assessment of goodwill as of March 31, 2021, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were deemed sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

8.	DEPOSITS

Deposit accounts consisted of the following at the dates indicated (in thousands):

Account Type	March 31, 2021	March 31, 2020
Non-interest-bearing	$435,098	$271,031
Interest-bearing checking	258,014	187,798
Money market	240,554	169,798
Savings accounts	291,769	226,880
Certificates of deposit	120,625	134,941
Total	$1,346,060	$990,448

Individual certificates of deposit in amounts of $250,000 or more totaled $31.7 million and $35.9 million at March 31, 2021 and 2020, respectively.

Scheduled maturities of certificates of deposit for future years ending March 31 are as follows (in thousands):

Year Ending March 31:
2022	$83,948
2023	26,635
2024	5,988
2025	2,586
2026	999
Thereafter	469
Total	$120,625

Interest expense by deposit type was as follows for the years indicated (in thousands):

	Year Ended March 31,
	2021	2020	2019
Interest-bearing checking	$85	$100	$101
Money market	153	229	302
Savings accounts	418	1,054	145
Certificates of deposit	1,888	1,507	448
Total	$2,544	$2,890	$996

9.	FEDERAL HOME LOAN BANK ADVANCES

The Bank did not have any outstanding FHLB advances at both March 31, 2021 and 2020. During the years ended March 31, 2021 and 2020, all outstanding FHLB advances were paid off and the weighted average interest rates on the borrowing activity related to FHLB advances were 0.31% and 2.54% for the years ended March 31, 2021 and 2020, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At March 31, 2021, based on collateral values, the Bank had additional borrowing capacity of $226.7 million from the FHLB.

FHLB advances are collateralized with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At March 31, 2021, loans carried at $388.2 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.7 million at both March 31, 2021 and 2020, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2021 and 2020, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.
The following table is a summary of the terms and the amounts outstanding of the Debentures at March 31, 2021 (dollars in thousands):
Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.54%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.53%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable (3)	4.16%	3.30%	6/2033
		27,836
Fair value adjustment (4)		(1,088)
Total Debentures		$26,748

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.
(3) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.

(4) Amount, net of accretion, attributable to a prior year’s business combination.

11.	INCOME TAXES

Provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended March 31
	2021	2020	2019
Current	$4,410	$5,404	$5,157
Deferred	(1,429)	(574)	(11)
Total	$2,981	$4,830	$5,146

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at the dates indicated (in thousands):

	March 31, 2021	March 31, 2020
Deferred tax assets:
Deferred compensation	$75	$63
Allowance for loan losses	4,725	3,143
Accrued expenses	212	137
Accumulated depreciation and amortization	862	935
Deferred gain on sale	90	129
Purchase accounting	101	123
Net unrealized loss on investment securities available for sale	50	-
Operating lease liabilities	2,204	971
Other	412	352
Total deferred tax assets	8,731	5,853

Deferred tax liabilities:
FHLB stock dividend	(38)	(38)
Prepaid expenses	(214)	(84)
Operating lease right-of-use assets	(2,108)	(947)
Net unrealized gain on investment securities available for sale	-	(663)
Loan fees/costs	(952)	(844)
Total deferred tax liabilities	(3,312)	(2,576)
Deferred tax assets, net	$5,419	$3,277

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows for the years indicated:
	Year Ended March 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate	3.0	3.0	3.0
ESOP market value adjustment	(0.1)	(0.1)	(0.1)
BOLI	(1.5)	(1.0)	(0.8)
Other, net	(0.3)	0.6	(0.1)
Effective federal income tax rate	22.1%	23.5%	23.0%

For the fiscal years ended 2021 and 2020, the Company utilized a federal corporate income tax rate of 21.0%. The Bank’s retained earnings at both March 31, 2021 and 2020 include a base year allowance for loan losses, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The related unrecognized deferred tax liability at March 31, 2021 and 2020 was $528,000. This represents the balance of the allowance for loan losses created for tax purposes as of December 31, 1987. This amount is subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future.

At March 31, 2021 and 2020, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties related to income tax matters as of March 31, 2021 and 2020. It is the Company’s policy to recognize potential accrued interest and penalties related to income tax matters as a component of the provision for income taxes. The Company is subject to U.S federal and State of Oregon income taxes. The years 2018 to 2020 remain open to examination for federal income taxes, and the years 2017 to 2020 remain open to State of Oregon examination.

12.	EMPLOYEE BENEFIT PLANS

Retirement Plan – The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2021, 2020 and 2019 were $525,000, $561,000 and $527,000, respectively.

Directors’ and Executive Officers’ Deferred Compensation Plan (“Deferred Compensation Plan”) – The Deferred Compensation Plan is a nonqualified deferred compensation plan. Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received. The Chairman, President, and Executive and Senior Vice Presidents of the Company may also defer salary into the Deferred Compensation Plan. The Company accrues annual interest on the unfunded liability under the Deferred Compensation Plan based upon a formula relating to gross revenues, which was 3.61%, 4.46% and 4.28% for the years ended March 31, 2021, 2020 and 2019, respectively. The estimated liability under the Deferred Compensation Plan is accrued as earned by the participants. At March 31, 2021 and 2020, the Company’s aggregate liability under the Deferred Compensation Plan was $312,000 and $263,000, respectively, which is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the years ended March 31, 2021, 2020 and 2019 under the Stock Option Plans.

As of March 31, 2021, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the years ended March 31, 2021, 2020 and 2019 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the years indicated:

	Year Ended March 31,
	2021		2020		2019
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of year	43,332	$2.69	101,332	$3.26	141,365	$3.77
Options exercised	(20,000)	2.58	(58,000)	3.69	(37,533)	4.84
Options expired	-	-	-	-	(2,500)	8.12
Balance, end of year	23,332	$2.78	43,332	$2.69	101,332	$3.26

Additional information regarding stock options outstanding as of March 31, 2021 is as follows:
`
		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual		Exercise		Exercise
Exercise Price	Life (years)	Number	Price	Number	Price

$1.00 - $3.00	2.29	23,332	$2.78	23,332	$2.78

The following table presents information on stock options outstanding, less estimated forfeitures, as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Stock options fully vested and expected to vest:
Number	23,332	43,332
Weighted average exercise price	$2.78	$2.69
Aggregate intrinsic value (1)	$97,000	$101,000
Weighted average contractual term of options (years)	2.29	2.80
Stock options fully vested and currently exercisable:
Number	23,332	43,332
Weighted average exercise price	$2.78	$2.69
Aggregate intrinsic value (1)	$97,000	$101,000
Weighted average contractual term of options (years)	2.29	2.80

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $68,000, $238,000 and $153,000 for the years ended March 31, 2021, 2020 and 2019, respectively.

During the year ended March 31, 2021, the Company granted a total of 90,763 shares of restricted stock pursuant to the 2017 Plan of which vesting for 19,453 shares of restricted stock were time based and vesting for 71,310 shares of restricted stock were performance based subject to attaining certain performance metrics. During the year ended March 31, 2020, the Company granted a total of 82,673 shares of restricted stock pursuant to the 2017 Plan of which vesting for 49,298 shares of restricted stock were time based and vesting for 33,375 shares of restricted stock were performance based subject to attaining certain performance metrics. The Company cancelled 7,913 shares of performance-based restricted stock during the year ended March 31, 2021.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock was $352,000 and $302,000 for the years ended March 31, 2021 and 2020, respectively. There was no stock-based compensation related to restricted stock for the year ended March 31, 2019. The unrecognized stock-based compensation related to restricted stock was $348,000 and $323,000 at March 31, 2021 and 2020. The weighted average vesting period for the restricted stock was 1.63 years and 1.68 years at March 31, 2021 and 2020, respectively.

The following table presents the activity related to restricted stock for the year ended March 31, 2021 :

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

Employee Stock Ownership Plan - The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. For the years ended March 31, 2021, 2020 and 2019, the Bank purchased 5,354, 43,545 and 25,000 shares of common stock, respectively, on the open market and contributed such shares to the ESOP as a discretionary employer contribution. As of March 31, 2021, all shares of common stock purchased for the ESOP have been allocated to participant accounts. As of March 31, 2020, there were approximately 19,000 shares, which had not been allocated to participant accounts under the Company’s ESOP. As of March 31, 2019, there were an insignificant number of shares which had not been allocated to participant accounts under the Company’s ESOP. The Company recorded employee benefits expense of $96,000, $195,000 and $197,000 for these contributions for the years ended March 31, 2021, 2020 and 2019, respectively, which represented the fair value of the related common stock on the date it was acquired. Shares held by the ESOP at March 31, 2021 and 2020 totaled 394,316 and 410,045, respectively.

Trust Company Stock Options – At March 31, 2021 and 2020, there were 500 and 1,000 Trust Company stock options outstanding, respectively, which had been granted to the President and Chief Executive Officer of the Trust Company. During each of the years ended March 31, 2021 and 2020, the Trust Company incurred $44,000 of stock-based compensation expense related to these options. For the years ended March 31, 2021 and 2020, 500 and 1,500 Trust Company stock options were exercised, respectively. There were no Trust Company stock options granted during the years ended March 31, 2021, 2020 and 2019.

13.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Bank is a state-chartered, federally insured institution subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of March 31, 2021.

As of March 31, 2021, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2021
Total Capital:
(To Risk-Weighted Assets)	$151,555	17.35%	$69,879	8.0%	$87,349	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	140,529	16.09	52,409	6.0	69,879	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	140,529	16.09	39,307	4.5	56,777	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	140,529	9.63	58,344	4.0	72,930	5.0

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$145,949	17.01%	$68,630	8.0%	$85,787	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	135,196	15.76	51,472	6.0	68,630	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	135,196	15.76	38,604	4.5	55,762	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	135,196	11.79	45,851	4.0	57,313	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of March 31, 2021, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at March 31, 2021, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the Company’s banking regulators routinely examine the Company’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s consolidated financial statements be adjusted in accordance with their findings. A future examination  could include a review of certain transactions or other amounts reported in the Company’s 2021 consolidated financial statements.

14.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the years ended March 31, 2021, 2020 and 2019, there were no stock options excluded in computing diluted EPS.

In February 2020, the Company’s Board of Directors adopted a stock repurchase program (the “repurchase program”). Under the repurchase program, the Company was authorized to repurchase up to 500,000 shares of the Company’s outstanding shares of common stock, in the open market based on prevailing market prices, or in private negotiated transactions, during the period from March 12, 2020 until the earlier of the completion of the repurchase of 500,000 shares of the Company’s common stock or the next six months, depending on market conditions. As of March 31, 2020, the Company had repurchased 204,100 shares under the repurchase program at an average price of $4.94 per share. As of April 17, 2020, the Company had repurchased the remaining 295,900 shares at an average price of $4.85 per share. The Company did not repurchase any shares of its common stock during the year ended March 31, 2019.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the years indicated:

	Year Ended March 31,
(Dollars and share data in thousands, except per share data)	2021	2020	2019
Basic EPS computation:
Numerator-net income	$10,472	$15,748	$17,266
Denominator-weighted average common shares outstanding	22,296	22,708	22,588
Basic EPS	$0.47	$0.69	$0.76
Diluted EPS computation:
Numerator-net income	$10,472	$15,748	$17,266
Denominator-weighted average common shares outstanding	22,296	22,708	22,588
Effect of dilutive stock options	17	36	72
Weighted average common shares and common stock
equivalents	22,313	22,744	22,660
Diluted EPS	$0.47	$0.69	$0.76

15.	FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

		Estimated Fair Value Measurements Using
March 31, 2021	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$23,566	$-	$23,566	$-
Agency securities	25,315	-	25,315	-
Real estate mortgage investment conduits	55,815	-	55,815	-
Residential mortgage-backed securities	72,248	-	72,248	-
Other mortgage-backed securities	39,360	-	39,360	-
Total assets measured at fair value on a recurring basis	$216,304	$-	$216,304	$-

		Estimated Fair Value Measurements Using
March 31, 2020	Total Estimated Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$4,877	$-	$4,877	$-
Agency securities	6,016	-	6,016	-
Real estate mortgage investment conduits	43,791	-	43,791	-
Residential mortgage-backed securities	60,085	-	60,085	-
Other mortgage-backed securities	33,522	-	33,522	-
Total assets measured at fair value on a recurring basis	$148,291	$-	$148,291	$-

There were no transfers of assets into or out of Levels 1, 2 or 3 during the years ended March 31, 2021 and 2020.
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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

		Estimated fair value measurements using
March 31, 2021	Total estimated fair value	Level 1	Level 2	Level 3

Impaired loans	$241	$-	$-	$241

March 31, 2020

Impaired loans	$125	$-	$-	$125

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2021 and 2020:

	Valuation technique	Significant unobservable inputs	Range

Impaired loans	Appraised value Discounted cash flows	Adjustment for market conditions Discount rate	N/A(1) 5.375% - 8.000%

(1) There were no adjustments to appraised values of impaired loans as of March 31, 2021 and 2020.

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

The carrying amounts and estimated fair values of financial instruments are as follows at the dates indicated (in thousands):

March 31, 2021	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$265,408	$265,408	$-	$-	$265,408
Certificates of deposit held for investment	249	-	262	-	262
Investment securities available for sale	216,304	-	216,304	-	216,304
Investment securities held to maturity	39,574	-	38,220	-	38,220
Loans receivable, net	924,057	-	-	920,102	920,102
FHLB stock	1,722	-	1,722	-	1,722

Liabilities:
Certificates of deposit	120,625	-	121,610	-	121,610
Junior subordinated debentures	26,748	-	-	14,434	14,434

March 31, 2020

Assets:
Cash and cash equivalents	$41,968	$41,968	$-	$-	$41,968
Certificates of deposit held for investment	249	-	258	-	258
Loans held for sale	275	-	275	-	275
Investment securities available for sale	148,291	-	148,291	-	148,291
Investment securities held to maturity	28	-	28	-	28
Loans receivable, net	898,885	-	-	889,398	889,398
FHLB stock	1,420	-	1,420	-	1,420

Liabilities:
Certificates of deposit	134,941	-	136,997	-	136,997
Junior subordinated debentures	26,662	-	-	12,127	12,127

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

Disaggregation of Revenue

The following table includes the Company’s non-interest income disaggregated by type of service (in thousands):

	Year Ended March 31
	2021	2020	2019

Asset management fees	$3,646	$4,408	$3,791
Debit card and ATM fees	3,103	3,102	3,104
Deposit related fees	1,514	2,212	1,721
Loan related fees	1,229	605	507
BOLI (1)	813	864	734
Net gains on sales of loans held for sale (1)	28	252	317
FHLMC loan servicing fees (1)	94	147	141
Other, net	663	770	792
Total non-interest income	$11,090	$12,360	$11,107

(1) Not within the scope of ASC 606

For the years ended March 31, 2021, 2020 and 2019, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

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

Contract Balances

As of March 31, 2021 and 2020, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of March 31, 2021 and 2020.

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

Significant off-balance sheet commitments are listed below at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2021	March 31, 2020
Commitments to originate loans:
Adjustable-rate	$6,156	$18,712
Fixed-rate	6,522	17,085
Standby letters of credit	1,999	2,045
Undisbursed loan funds and unused lines of credit	134,781	122,840
Total	$149,458	$160,682

At March 31, 2021, the Company had no commitments to sell residential loans to the FHLMC.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At March 31, 2021, loans under warranty totaled $63.3 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At March 31, 2021, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the years ended March 31, 2021, 2020 and 2019.

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

The Company has a finance lease for the shell of the building constructed as the Company's operations center which expires in November 2039. The Company is also obligated under various noncancelable operating lease agreements for land, buildings and equipment that require future minimum rental payments. For operating each lease, the Company records an operating lease right-of-use asset (representing the right to use the underlying asset for the lease term) and an operating lease liability (representing the obligation to make lease payments required under the terms of the lease). Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate – derived from information available at the lease commencement date – as the discount rate when determining the present value of lease payments. The Company does not have any operating leases with an initial term of 12 months or less. Certain operating leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Certain operating leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. Lease extensions are not reasonably certain and the Company generally does not include payments occurring during option periods in the calculation of its operating lease right-of-use assets and operating lease liabilities. The Company adopted the requirements of ASC 842 effective April 1, 2019, which required the Company to record in the consolidated balance sheet operating lease right-of-use (“ROU”) assets and operating lease liabilities for leases with an initial term of more than 12 months for leases that existed as of April 1, 2019. The periods prior to the date of adoption are accounted for under superseded ASC 840; therefore, the following disclosures include only the period for which ASC 842 was effective.

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheet at the dates indicated (in thousands):

Leases	March 31, 2021		March 31, 2020		Classification in the consolidated balance sheets
Finance lease ROU assets	$1,432		$1,508		Financing lease ROU assets
Finance lease liability	$2,329		$2,369		Finance lease liability
Finance lease remaining lease term	18.68	years	19.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$8,782		$3,949		Prepaid expenses and other assets
Operating lease liabilities	$9,201		$4,046		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	7.87	years	3.92	years
Operating lease weighted-average discount rate	1.77%		2.77%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

Lease Costs	Year ended March 31, 2021	Year ended March 31, 2020
Finance lease amortization of right-of-use asset	$77	$77
Finance lease interest on lease liability	168	171
Operating lease costs	1,312	1,508
Variable lease costs	209	209
Total lease cost (1)	$1,766	$1,965
(1) income related to sub-lease activity is not significant and not presented herein.

Rent expense was $2.0 million for the year ended March 31, 2019.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $1.5 million and $1.7 million for the years ended March 31, 2021 and 2020, respectively. During the years ended March 31, 2021 and 2020, the Company recorded operating lease ROU assets that were exchanged for operating lease liabilities of $6.1 million and $5.6 million, respectively.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of March 31, 2021 (in thousands):

Years Ending March 31:	Operating Leases	Finance Lease
2022	$1,448	$212
2023	1,274	215
2024	1,290	219
2025	1,292	222
2026	1,040	226
Thereafter	3,527	3,174
Total minimum lease payments	9,871	4,268
Less: amount of lease payment representing interest	(670)	(1,939)
Lease liabilities	$9,201	$2,329

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the lives of the respective leases. At March 31, 2021 and 2020, the remaining deferred gain was $377,000 and $537,000, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

19.	RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS
AS OF MARCH 31, 2021 AND 2020
(In thousands)	2021	2020
ASSETS
Cash and cash equivalents	$10,006	$10,269
Investment in the Bank	168,064	165,130
Other assets	1,454	1,440
TOTAL ASSETS	$179,524	$176,839
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$64	$199
Dividend payable	1,118	1,135
Borrowings	26,748	26,662
Shareholders' equity	151,594	148,843
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,524	$176,839

STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2021, 2020 AND 2019
(In thousands)	2021	2020	2019
INCOME:
Interest on investment securities and other short-term investments	$17	$33	$35
Total income	17	33	35
EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	731	1,233	1,298
Total expense	874	1,376	1,441
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME OF THE BANK	(857)	(1,343)	(1,406)
BENEFIT FOR INCOME TAXES	(180)	(282)	(294)
LOSS OF PARENT COMPANY	(677)	(1,061)	(1,112)
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	11,149	16,809	18,378
NET INCOME	$10,472	$15,748	$17,266

There were no items of other comprehensive income that were solely attributable to the parent company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2021, 2020 AND 2019

(In thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,472	$15,748	$17,266
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of the Bank	(11,149)	(16,809)	(18,378)
Amortization	86	87	91
Provision for deferred income taxes	-	-	10
Stock-based compensation	396	346	44
Changes in assets and liabilities:
Other assets	224	(278)	(447)
Accrued expenses and other liabilities	(417)	364	97
Net cash used in operating activities	(388)	(542)	(1,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend from the Bank	6,000	11,500	2,000
Net cash provided by investing activities	6,000	11,500	2,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,478)	(4,075)	(3,163)
Proceeds from exercise of stock options	50	227	179
Repurchase of common stock	(1,447)	(1,019)	-
Net cash used in financing activities	(5,875)	(4,867)	(2,984)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(263)	6,091	(2,301)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,269	4,178	6,479
CASH AND CASH EQUIVALENTS, END OF YEAR	$10,006	$10,269	$4,178

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except per share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2021:
Interest and dividend income	$11,865	$12,292	$11,949	$12,238
Interest expense	669	763	885	1,110
Net interest income	11,196	11,529	11,064	11,128
Provision for loan losses	-	-	1,800	4,500
Non-interest income, net	2,836	2,812	2,819	2,623
Non-interest expense	9,626	9,107	8,836	8,685
Income before income taxes	4,406	5,234	3,247	566
Provision for income taxes	992	1,199	704	86
Net income	$3,414	$4,035	$2,543	$480
Basic earnings per common share (1)	$0.15	$0.18	$0.11	$0.02
Diluted earnings per common share (1)	$0.15	$0.18	$0.11	$0.02
Fiscal 2020:
Interest and dividend income	$12,291	$12,766	$12,882	$12,556
Interest expense	1,241	1,274	1,163	1,086
Net interest income	11,050	11,492	11,719	11,470
Provision for loan losses	1,250	-	-	-
Non-interest income, net	2,892	3,163	3,169	3,136
Non-interest expense	8,818	9,248	9,003	9,194
Income before income taxes	3,874	5,407	5,885	5,412
Provision for income taxes	980	1,279	1,351	1,220
Net income	$2,894	$4,128	$4,534	$4,192
Basic earnings per common share (1)	$0.13	$0.18	$0.20	$0.19
Diluted earnings per common share (1)	$0.13	$0.18	$0.20	$0.18

          (1)  Quarterly earnings per common share may vary from annual earnings per common share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2021 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I ‑ Election of Directors" contained in the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders, and "Part I - Business -- Executive Officers" of this Form 10-K, is incorporated herein by reference.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Patricia W. Eby, John A. Karas, and Jerry C. Olson. Each member of the Audit Committee is “independent,” as defined in the Nasdaq Stock Market Listing Standards. The Company’s Board of Directors has designated Mrs. Eby, Audit Committee Chairman, as its financial expert, as defined in SEC’s Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders (excluding the information contained under the heading “Personnel/Compensation Committee Report,”) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities to be issued upon vesting of restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)	(D)

2017 Equity Incentive Plan	-	-	142,388	1,657,612
2003 Stock Option Plan	23,332	$2.78	-	-

Equity compensation plans not approved by security holders:	-	-	-	-

Total	23,332	$2.78	142,388	1,657,612

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” under the heading “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders (excluding the information contained under the heading of “Report of the Audit Committee”) is incorporated herein by reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a) 1. Financial Statements
       See “Part II –Item 8. Financial Statements and Supplementary Data.”

      2.       Financial Statement Schedules
        All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits
	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Amended and Restated Bylaws of the Registrant (2)
	4.1	Form of Certificate of Common Stock of the Registrant (1)
	4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
	10.1	Form of Employment Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox, Kim J. Capeloto and Steven P. Plambeck (4)
	10.2	Form of Change in Control Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox, Kim J. Capeloto and Steven P. Plambeck (4)
	10.3	Form of Employment Agreement between the Company and Chris P. Cline (5)
	10.4	Form of Change in Control Agreement between the Company and Chris P. Cline (5)
	10.5	Employee Stock Ownership Plan (6)
	10.6	2003 Stock Option Plan (7)
	10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (8)
	10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (8)
	10.9	Deferred Compensation Plan (9)
	10.10	2017 Equity Incentive Plan (10)
	10.11	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (11)
	10.12	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (11)
	10.13	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (11)
	10.14	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (11)
	14	Code of Ethics and Conduct Policy (12)
	21	Subsidiaries of Registrant *
	23	Consent of Independent Registered Public Accounting Firm *
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *
101
The following materials from Riverview Bancorp Inc.’s Annual Report on Form 10-K for the year ended March 31, 2021, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2021 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2019, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(10)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
(12)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.riverviewbank.com in the section titled About: Code of Conduct.
*	Filed herewith

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date:	June 18, 2021	By:	/s/ Kevin J. Lycklama
Kevin J. Lycklama
President and Chief Executive Officer Director (Duly Authorized Representative)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald L. Nies	By:	/s/ Kevin J. Lycklama
	Gerald L. Nies		Kevin J. Lycklama
	Chairman of the Board		President and Chief Executive Officer Director (Principal Executive Officer)

Date:	June 18, 2021	Date:	June 18, 2021

By:	/s/ David Lam	By:	/s/ Bradley J. Carlson
	David Lam		Bradley J. Carlson
	Executive Vice President and		Director
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	June 18, 2021	Date:	June 18, 2021

By:	/s/ Patrick Sheaffer	By:	/s/ Bess R. Wills
	Patrick Sheaffer		Bess R. Wills
	Director		Director

Date:	June 18, 2021	Date:	June 18, 2021

By:	/s/ John A. Karas	By:	/s/ Jerry C. Olson
	John A. Karas		Jerry C. Olson
	Director		Director

Date:	June 18, 2021	Date:	June 18, 2021

By:	/s/ Stacey A. Graham	By:	/s/ Patricia W. Eby
	Stacey A. Graham		Patricia W. Eby
	Director		Director

Date:	June 18, 2021	Date:	June 18, 2021