Form 10-Q
period 2021-06-30
RIVERVIEW BANCORP INC
filed 2021-08-12
CIK 1041368

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-22957

RIVERVIEW BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900, Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(360) 693-6650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	RVSB	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,107,327 shares outstanding, as of August 12, 2021.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Forward-Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the novel coronavirus of 2019 (“COVID-19”) pandemic, including on Riverview’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to originate loans for sale and sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks (“WDFI”) and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the Company’s ability to attract and retain deposits; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames; future goodwill impairment due to changes in Riverview’s business, changes in market conditions, including as a result of the COVID-19 pandemic or other factors; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards, including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA 2021”); other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, including as a result of the CARES Act, CAA 2021, recent COVID-19  vaccination efforts and economic stimulus efforts, and the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND MARCH 31, 2021

	June 30,	March 31,
(In thousands, except share and per share data) (Unaudited)	2021	2021
ASSETS
Cash and cash equivalents (including interest-earning accounts of $318,639 and $254,205)	$334,741	$265,408
Certificates of deposit held for investment	249	249
Investment securities:
Available for sale, at estimated fair value	268,853	216,304
Held to maturity, at amortized cost (estimated fair value of $38,664 and $38,220)	39,225	39,574
Loans receivable (net of allowance for loan losses of $17,590 and $19,178)	871,889	924,057
Prepaid expenses and other assets	12,912	13,189
Accrued interest receivable	4,940	5,236
Federal Home Loan Bank stock (“FHLB”), at cost	1,722	1,722
Premises and equipment, net	17,940	17,824
Financing lease right-of-use assets ("ROU")	1,413	1,432
Deferred income taxes, net	5,047	5,419
Mortgage servicing rights, net	66	81
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	588	619
Bank owned life insurance ("BOLI")	30,355	30,968
TOTAL ASSETS	$1,617,016	$1,549,158

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,412,966	$1,346,060
Accrued expenses and other liabilities	17,431	21,906
Advanced payments by borrowers for taxes and insurance	555	521
Junior subordinated debentures	26,770	26,748
Finance lease liability	2,318	2,329
Total liabilities	1,460,040	1,397,564

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
June 30, 2021 – 22,351,235 shares issued and 22,277,868 outstanding	222	223
March 31, 2021 – 22,351,235 shares issued and outstanding
Additional paid-in capital	63,213	63,650
Retained earnings	92,522	87,881
Accumulated other comprehensive income (loss)	1,019	(160)
Total shareholders' equity	156,976	151,594
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,617,016	$1,549,158

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Three Months Ended
	June 30,
(In thousands, except share and per share data) (Unaudited)	2021	2020
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$10,776	$11,528
Interest on investment securities – taxable	999	655
Interest on investment securities – nontaxable	50	18
Other interest and dividends	95	37
Total interest and dividend income	11,920	12,238

INTEREST EXPENSE:
Interest on deposits	442	858
Interest on borrowings	194	252
Total interest expense	636	1,110
Net interest income	11,284	11,128
Provision for (recapture of) loan losses	(1,600)	4,500
Net interest income after provision for (recapture of) loan losses	12,884	6,628

NON-INTEREST INCOME:
Fees and service charges	1,855	1,398
Asset management fees	976	974
BOLI	190	190
BOLI death benefit in excess of cash surrender value	479	—
Other, net	88	61
Total non-interest income, net	3,588	2,623

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,754	5,192
Occupancy and depreciation	1,409	1,450
Data processing	765	661
Amortization of CDI	31	35
Advertising and marketing	152	129
FDIC insurance premium	95	48
State and local taxes	198	204
Telecommunications	46	86
Professional fees	317	320
Other	370	560
Total non-interest expense	9,137	8,685

INCOME BEFORE INCOME TAXES	7,335	566
PROVISION FOR INCOME TAXES	1,580	86
NET INCOME	$5,755	$480

Earnings per common share:
Basic	$0.26	$0.02
Diluted	0.26	0.02
Weighted average number of common shares outstanding:
Basic	22,344,785	22,256,665
Diluted	22,358,764	22,276,303

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE  MONTHS ENDED JUNE 30, 2021 AND 2020

	Three Months Ended
	June 30,
(In thousands) (Unaudited)	2021	2020

Net income	$5,755	$480

Other comprehensive income:
Net unrealized holding gains from available for sale investment securities arising during the period, net of tax of ($372) and ($209), respectively	1,179	663

Total comprehensive income, net	$6,934	$1,143

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Income (Loss)	Total
	Shares	Amount

Balance April 1, 2020	22,544,285	$225	$64,649	$81,870	$2,099	$148,843

Net income	—	—	—	480	—	480
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,110)	—	(1,110)
Exercise of stock options	5,000	—	9	—	—	9
Stock repurchased	(295,900)	(3)	(1,444)	—	—	(1,447)
Restricted stock cancelled	(7,913)	—	—	—	—	—
Stock-based compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	—	663	663
Balance June 30, 2020	22,245,472	$222	$63,254	$81,240	$2,762	$147,478

Balance April 1, 2021	22,351,235	$223	$63,650	$87,881	$(160)	$151,594

Net income	—	—	—	5,755	—	5,755
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,114)	—	(1,114)
Stock repurchased	(73,367)	(1)	(492)	—	—	(493)
Stock-based compensation expense	—	—	55	—	—	55
Other comprehensive income, net	—	—	—	—	1,179	1,179
Balance June 30, 2021	22,277,868	$222	$63,213	$92,522	$1,019	$156,976

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands) (Unaudited)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,755	$480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	864	732
Purchased loans amortization, net	32	95
Provision for (recapture of) loan losses	(1,600)	4,500
Stock-based compensation expense	55	40
Increase (decrease) in deferred loan origination fees, net of amortization	(684)	2,987
Origination of loans held for sale	—	(913)
Proceeds from sales of loans held for sale	—	1,214
Net gains (loss) on loans held for sale and sales of premises and equipment	8	(28)
Income from BOLI	(190)	(190)
BOLI death benefit in excess of cash surrender value	(479)	—
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	1,557	(842)
Accrued interest receivable	296	(1,498)
Accrued expenses and other liabilities	(4,430)	(1,039)
Net cash provided by operating activities	1,184	5,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayment (originations), net	54,480	(91,351)
Purchases of loans receivable	(60)	(2,989)
Principal repayments on investment securities available for sale	13,842	8,065
Purchases of investment securities available for sale	(65,246)	—
Proceeds from calls of investment securities available for sale	—	3,000
Principal repayments on investment securities held to maturity	295	2
Purchases of premises and equipment and capitalized software	(480)	(847)
Purchases of FHLB stock, net	—	(1,200)
Net cash provided by (used in) investing activities	2,831	(85,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	66,906	168,301
Dividends paid	(1,118)	(1,133)
Proceeds from borrowings	—	30,000
Net increase (decrease) in advance payments by borrowers for taxes and insurance	34	(71)
Principal payments on finance lease liability	(11)	(10)
Proceeds from exercise of stock options	—	9
Repurchase of common stock	(493)	(1,447)
Net cash provided by financing activities	65,318	195,649

NET INCREASE IN CASH AND CASH EQUIVALENTS	69,333	115,867
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	265,408	41,968
CASH AND CASH EQUIVALENTS, END OF PERIOD	$334,741	$157,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$575	$1,001

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,114	$1,112
Net unrealized holding gain from available for sale investment securities	1,551	872
Income tax effect related to other comprehensive income	(372)	(209)
ROU lease assets obtained in exchange for operating lease liabilities	—	785

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2021 (“2021 Form 10-K”). The unaudited consolidated results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2022.

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

2.      PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc., and the Bank’s majority-owned subsidiary, Riverview Trust Company (the “Trust Company”) (collectively referred to as the “Company”). All inter-company transactions and balances have been eliminated in consolidation. For the period from April 1, 2017 through December 2019, the Trust Company was a wholly-owned subsidiary of the Bank. In December 2019, the Trust Company issued 1,500 shares of Trust Company stock in conjunction with the exercise of 1,500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer. In October 2020, the Trust Company issued an additional 500 shares of Trust Company stock with the exercise of options for 500 shares of Trust Company common stock by the Trust Company's President and Chief Executive Officer. In May 2021, the Trust Company issued an additional 500 shares of Trust Company stock with the exercise of options for 500 shares of Trust Company common stock by the Trust Company’s President and Chief Executive Officer. As a result of these transactions, the Bank's ownership in the Trust Company decreased from 100% to 97.3%, resulting in a 2.7% noncontrolling interest held by the Trust Company’s President and Chief Executive Officer. The noncontrolling interest was $195,000 and $110,000 as of June 30, 2021 and 2020, respectively, and net income attributable to the noncontrolling interest was $2,000 and $3,000 for the three months ended June 30, 2021 and 2020, respectively. These amounts are not presented separately in the accompanying consolidated financial statements due to their insignificance.

3.      STOCK PLANS AND STOCK-BASED COMPENSATION

Stock Option Plans - In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective in July 2003 and expired in July 2013. Accordingly, no further option awards may be granted under the 2003 Plan; however, any awards granted prior to their respective expiration dates remain outstanding subject to their terms. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the three months ended June 30, 2021 and 2020.

As of June 30, 2021, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the three months ended June 30, 2021 and 2020 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Three Months Ended June 30,		Three Months Ended June 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Balance, beginning of period	23,332	$2.78	43,332	$2.69
Options exercised	—	—	(5,000)	1.97
Balance, end of period	23,332	$2.78	38,332	$2.78

The following table presents information on stock options outstanding, less estimated forfeitures, as of June 30, 2021 and 2020:

	2021	2020
Stock options fully vested and expected to vest:
Number	23,332	38,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$101,000	$110,000
Weighted average contractual term of options (years)	2.04	2.85
Stock options fully vested and currently exercisable:
Number	23,332	38,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$101,000	$110,000
Weighted average contractual term of options (years)	2.04	2.85
(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

There were no stock options exercised for the three months ended June 30, 2021 under the Stock Option Plans. The total intrinsic value of stock options exercised was $17,000 for the three months ended June 30, 2020, under the Stock Option Plans.

The Company may grant restricted stock pursuant to the 2017 Plan of which vesting can either be time based or performance based. Performance based awards are subject to attaining certain performance metrics and all, or a portion of, the performance based awards can subsequently be cancelled for not attaining the predetermined performance metrics. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $55,000 and $29,000 for the three months ended June 30, 2021 and 2020, respectively. The unrecognized stock-based compensation related to restricted stock was $293,000 and $252,000 at June 30, 2021 and 2020, respectively. The weighted average vesting period for the restricted stock was 1.38 years and 1.43 years at June 30, 2021 and 2020, respectively.

There was no restricted stock activity for the three months ended June 30, 2021. The following tables presents the activity related to restricted stock for the three months ended June 30, 2020:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Market	Unvested	Market	Unvested	Market
Three Months Ended June 30, 2020	Shares	Price	Shares	Price	Shares	Price
Balance, beginning of period	49,298	$8.35	33,375	$8.35	82,673	$8.35
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Vested	(23,135)	8.35	—	—	(23,135)	8.35
Cancelled	—	—	(7,913)	8.35	(7,913)	8.35
Balance, end of period	26,163	$8.35	25,462	$8.35	51,625	$8.35

Trust Company Stock Options – At June 30, 2021, there were no Trust Company stock options outstanding. At June 30, 2020, there were 1,000 Trust Company stock options outstanding, which had been granted to the President and Chief Executive Officer of the Trust Company. During the three months ended June 30, 2021 and 2020, the Trust Company incurred no and $11,000 of stock-based compensation expense related to these options, respectively. During the three months ended June 30, 2021, 500 Trust Company stock options were exercised. There were no Trust Company stock options exercised during the three months ended June 30, 2020. There were no Trust Company stock options granted during the three months ended June 30, 2021 and 2020. There was no unrecognized compensation expense related to the Trust Company stock options as of June 30, 2021.

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic earnings per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the three months ended June 30, 2021 and 2020, there were no stock options excluded in computing diluted EPS.

In June 2021, the Company’s Board of Directors adopted a stock repurchase program (the “repurchase program”). Under the repurchase program, the Company may repurchase up to $5.0 million of the Company’s outstanding shares of common stock, in the open market based on prevailing market prices, or in private negotiated transactions, during the period from June 21, 2021 until the earlier of the completion of the repurchase of $5.0 million of the Company’s common stock or the next six months, depending on market conditions. As of June 30, 2021, the Company had repurchased 73,367 shares under the repurchase program totaling $493,000 at an average price of $6.71 per share. As of June 30, 2020, the Company had repurchased the 500,000 shares authorized for repurchase under the expired February 2020 repurchase program at an average price of $4.89 per share.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,
	2021	2020
Basic EPS computation:
Numerator-net income	$5,755,000	$480,000
Denominator-weighted average common shares outstanding	22,344,785	22,256,665
Basic EPS	$0.26	$0.02
Diluted EPS computation:
Numerator-net income	$5,755,000	$480,000
Denominator-weighted average common shares outstanding	22,344,785	22,256,665
Effect of dilutive stock options	13,979	19,638
Weighted average common shares and common stock equivalents	22,358,764	22,276,303
Diluted EPS	$0.26	$0.02

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2021
Available for sale:
Municipal securities	$38,293	$434	$(213)	$38,514
Agency securities	47,076	69	(392)	46,753
Real estate mortgage investment conduits (1)	53,997	374	(411)	53,960
Residential mortgage-backed securities (1)	85,259	948	(349)	85,858
Other mortgage-backed securities (2)	42,887	930	(49)	43,768
Total available for sale	$267,512	$2,755	$(1,414)	$268,853

Held to maturity:
Municipal securities	$10,384	$36	$(177)	$10,243
Agency securities	7,676	—	(105)	7,571
Real estate mortgage investment conduits (1)	9,068	—	(77)	8,991
Residential mortgage-backed securities (3)	5,989	—	(75)	5,914
Other mortgage-backed securities (2)	6,108	—	(163)	5,945
Total held to maturity	$39,225	$36	$(597)	$38,664

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2021
Available for sale:
Municipal securities	$23,883	$238	$(555)	$23,566
Agency securities	25,996	5	(686)	25,315
Real estate mortgage investment conduits (1)	55,826	469	(480)	55,815
Residential mortgage-backed securities (1)	71,787	1,075	(614)	72,248
Other mortgage-backed securities (2)	39,022	514	(176)	39,360
Total available for sale	$216,514	$2,301	$(2,511)	$216,304

Held to maturity:
Municipal securities	$10,391	$—	$(509)	$9,882
Agency securities	7,688	—	(220)	7,468
Real estate mortgage investment conduits (1)	9,207	—	(141)	9,066
Residential mortgage-backed securities (3)	6,175	—	(119)	6,056
Other mortgage-backed securities (2)	6,113	—	(365)	5,748
Total held to maturity	39,574	$—	$(1,354)	$38,220
(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA.
(3)	Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of June 30, 2021 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	8,402	8,461	16	16
Due after five years through ten years	78,950	79,291	8,590	8,400
Due after ten years	180,160	181,101	30,619	30,248
Total	$267,512	$268,853	$39,225	$38,664

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2021	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$12,971	$(213)	$—	$—	$12,971	$(213)
Agency securities	20,577	(392)	—	—	20,577	(392)
Real estate mortgage investment conduits (1)	38,492	(411)	—	—	38,492	(411)
Residential mortgage-backed securities	45,122	(349)	—	—	45,122	(349)
Other mortgage-backed securities (2)	3,028	(5)	1,993	(44)	5,021	(49)
Total available for sale	$120,190	$(1,370)	$1,993	$(44)	$122,183	$(1,414)

Held to maturity:
Municipal securities	$6,511	$(177)	$—	$—	$6,511	$(177)
Agency securities	7,570	(105)	—	—	7,570	(105)
Real estate mortgage investment conduits (3)	8,991	(77)	—	—	8,991	(77)
Residential mortgage-backed securities (4)	5,895	(75)	—	—	5,895	(75)
Other mortgage-backed securities	5,945	(163)	—	—	5,945	(163)
Total held to maturity	$34,912	$(597)	$—	$—	$34,912	$(597)

March 31, 2021

Available for sale:
Municipal securities	$17,529	$(555)	$—	$—	$17,529	$(555)
Agency securities	23,306	(686)	—	—	23,306	(686)
Real estate mortgage investment conduits (1)	25,462	(480)	—	—	25,462	(480)
Residential mortgage-backed securities	33,164	(614)	—	—	33,164	(614)
Other mortgage-backed securities (2)	5,856	(125)	2,225	(51)	8,081	(176)
Total available for sale	$105,317	$(2,460)	$2,225	$(51)	$107,542	$(2,511)

Held to maturity:
Municipal securities	$9,882	$(509)	$—	$—	$9,882	$(509)
Agency securities	7,468	(220)	—	—	7,468	(220)
Real estate mortgage investment conduits (3)	9,066	(141)	—	—	9,066	(141)
Residential mortgage-backed securities (4)	6,035	(119)	—	—	6,035	(119)
Other mortgage-backed securities	5,748	(365)	—	—	5,748	(365)
Total held to maturity	$38,199	$(1,354)	$—	$—	$38,199	$(1,354)
(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA issued securities.
(3)	Comprised of FNMA issued securities.
(4)	Comprised of FHLMC and FNMA issued securities.

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

The Company had no sales and realized no gains or losses on sales of investment securities for  the three months ended June 30, 2021 and 2020. Investment securities available for sale with an amortized cost of $9.8 million and $5.3 million and an estimated fair value of $9.8 million and $5.4 million at June 30, 2021 and March 31, 2021, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $6.0 million and $3.1 million and a fair value of $5.9 million and $3.0 million at June 30, 2021 and March 31, 2021, respectively, were pledged as collateral for government public funds held by the Bank

6.      LOANS RECEIVABLE

Loans receivable are reported net of deferred loan fees. Deferred loan fees at June 30, 2021 and March 31, 2021, respectively, totaled $5.9 million and $6.6 million of which $2.1 million and $2.7 million, respectively, were related to SBA Paycheck Protection Program (“PPP”) loans. Loans receivable are also reported net of discounts and premiums totaling $651,000 and $854,000, respectively, as of June 30, 2021, compared to $722,000 and $956,000, respectively, as of March 31, 2021. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	June 30,	March 31,
	2021	2021
Commercial and construction
Commercial business (1)	$216,128	$265,145
Commercial real estate	548,947	543,467
Land	14,922	14,040
Multi-family	44,804	45,014
Real estate construction	11,386	16,990
Total commercial and construction	836,187	884,656

Consumer
Real estate one-to-four family	51,480	56,405
Other installment	1,812	2,174
Total consumer	53,292	58,579

Total loans	889,479	943,235

Less: Allowance for loan losses	17,590	19,178
Loans receivable, net	$871,889	$924,057
(1)SBA PPP loans totaled $55.5 million and $93.4 million at June 30, 2021 and March 31, 2021, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2021, loans carried at $485.5 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

Substantially all of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of June 30, 2021 and March 31, 2021, the Bank had no loans to any one borrower in excess of the regulatory limit.

7.      ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level sufficient to provide for estimated probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and a detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
June 30, 2021	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total

Beginning balance	$2,416	$14,089	$233	$638	$294	$852	$656	$19,178
Provision for (recapture of) loan losses	(214)	(1,147)	4	(31)	(97)	(152)	37	(1,600)
Charge-offs	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	—	—	21	—	21
Ending balance	$2,202	$12,942	$237	$607	$197	$712	$693	$17,590

Three months ended
June 30, 2020

Beginning balance	$2,008	$6,421	$230	$854	$1,149	$1,363	$599	$12,624
Provision for (recapture of) loan losses	(7)	4,902	13	25	(457)	(24)	48	4,500
Charge-offs	—	—	—	—	—	(65)	—	(65)
Recoveries	10	—	—	—	—	7	—	17
Ending balance	$2,011	$11,323	$243	$879	$692	$1,281	$647	$17,076

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for	for		for	for
June 30, 2021	Impairment	Impairment	Total	Impairment	Impairment	Total

Commercial business	$—	$2,202	$2,202	$114	$216,014	$216,128
Commercial real estate	—	12,942	12,942	1,453	547,494	548,947
Land	—	237	237	—	14,922	14,922
Multi-family	—	607	607	—	44,804	44,804
Real estate construction	—	197	197	—	11,386	11,386
Consumer	10	702	712	522	52,770	53,292
Unallocated	—	693	693	—	—	—
Total	$10	$17,580	$17,590	$2,089	$887,390	$889,479

March 31, 2021

Commercial business	$—	$2,416	$2,416	$120	$265,025	$265,145
Commercial real estate	—	14,089	14,089	1,468	541,999	543,467
Land	—	233	233	710	13,330	14,040
Multi-family	—	638	638	753	44,261	45,014
Real estate construction	—	294	294	—	16,990	16,990
Consumer	11	841	852	530	58,049	58,579
Unallocated	—	656	656	—	—	—
Total	$11	$19,167	$19,178	$3,581	$939,654	$943,235

Non-accrual loans: Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $7,000 and $17,000 for the three months ended June 30, 2021 and 2020, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
June 30, 2021	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$1,243	$—	$177	$1,420	$214,708	$216,128
Commercial real estate	—	—	138	138	548,809	548,947
Land	—	—	—	—	14,922	14,922
Multi-family	—	—	—	—	44,804	44,804
Real estate construction	—	—	—	—	11,386	11,386
Consumer	145	—	68	213	53,079	53,292
Total	$1,388	$—	$383	$1,771	$887,708	$889,479

March 31, 2021

Commercial business	$98	$175	$182	$455	$264,690	$265,145
Commercial real estate	—	—	144	144	543,323	543,467
Land	—	—	—	—	14,040	14,040
Multi-family	—	—	—	—	45,014	45,014
Real estate construction	—	—	—	—	16,990	16,990
Consumer	143	1	69	213	58,366	58,579
Total	$241	$176	$395	$812	$942,423	$943,235

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

						Total
		Special				Loans
June 30, 2021	Pass	Mention	Substandard	Doubtful	Loss	Receivable

Commercial business	$215,599	$291	$238	$—	$—	$216,128
Commercial real estate	500,655	40,003	8,289	—	—	548,947
Land	14,922	—	—	—	—	14,922
Multi-family	44,733	48	23	—	—	44,804
Real estate construction	11,386	—	—	—	—	11,386
Consumer	53,224	—	68	—	—	53,292
Total	$840,519	$40,342	$8,618	$—	$—	$889,479

March 31, 2021

Commercial business	$264,564	$399	$182	$—	$—	$265,145
Commercial real estate	494,010	42,045	7,412	—	—	543,467
Land	14,040	—	—	—	—	14,040
Multi-family	44,941	49	24	—	—	45,014
Real estate construction	16,990	—	—	—	—	16,990
Consumer	58,510	—	69	—	—	58,579
Total	$893,055	$42,493	$7,687	$—	$—	$943,235

Impaired loans and troubled debt restructurings (“TDRs”): A loan is considered impaired when it is probable that the Company will be unable to collect all amounts when due (principal and interest) according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard or worse, on non-accrual status or represents a TDR. The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan, the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded, the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and has not had an appraisal of the collateral in the last six months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation of the collateral on an annual basis. The collateral valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

	Recorded	Recorded
	Investment	Investment
	with	with			Related
	No Specific	Specific	Total	Unpaid	Specific
	Valuation	Valuation	Recorded	Principal	Valuation
June 30, 2021	Allowance	Allowance	Investment	Balance	Allowance

Commercial business	$114	$—	$114	$153	$—
Commercial real estate	1,453	—	1,453	1,548	—
Consumer	273	249	522	634	10
Total	$1,840	$249	$2,089	$2,335	$10

March 31, 2021

Commercial business	$120	$—	$120	$157	$—
Commercial real estate	1,468	—	1,468	1,556	—
Land	710	—	710	740	—
Multi-family	753	—	753	856	—
Consumer	278	252	530	643	11
Total	$3,329	$252	$3,581	$3,952	$11

	Three months ended		Three months ended
	June 30, 2021		June 30, 2020
		Interest		Interest
		Recognized		Recognized
	Average	on	Average	on
	Recorded	Impaired	Recorded	Impaired
	Investment	Loans	Investment	Loans

Commercial business	$117	$—	$137	$—
Commercial real estate	1,461	16	2,370	15
Land	—	—	714	10
Multi-family	—	—	1,550	22
Consumer	526	6	428	6
Total	$2,104	$22	$5,199	$53

The cash basis interest income on impaired loans was not materially different than the interest recognized on impaired loans as shown in the above tables.

TDRs are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, and/or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. TDRs are considered impaired loans and as such, impairment is measured as described for impaired loans above.

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	June 30, 2021			March 31, 2021
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$—	$114	$114	$—	$120	$120
Commercial real estate	1,315	138	1,453	1,324	144	1,468
Land	—	—	—	710	—	710
Multi-family	—	—	—	753	—	753
Consumer	522	—	522	530	—	530
Total	$1,837	$252	$2,089	$3,317	$264	$3,581

At June 30, 2021, the Company had no commitments to lend additional funds on TDR loans. At June 30, 2021, all of the Company’s TDRs were paying as agreed. There were no new TDRs for the three months ended June 30, 2021 and 2020.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act provides that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 11 – New Accounting Pronouncements.

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

The Company performed an impairment assessment as of October 31, 2020 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods. As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company completed a qualitative assessment of goodwill as of June 30, 2021, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.8 million and $26.7 million at June 30, 2021 and March 31, 2021, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both June 30, 2021 and March 31, 2021, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at June 30, 2021 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	1.48%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	1.47%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	3.25%	6/2033
		27,836
Fair value adjustment (4)		(1,066)
Total Debentures		$26,770
(1)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

10.      FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
June 30, 2021	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$38,514	$—	$38,514	$—
Agency securities	46,753	—	46,753	—
Real estate mortgage investment conduits	53,960	—	53,960	—
Residential mortgage-backed securities	85,858	—	85,858	—
Other mortgage-backed securities	43,768	—	43,768	—
Total assets measured at fair value on a recurring basis	$268,853	$—	$268,853	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2021	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$23,566	$—	$23,566	$—
Agency securities	25,315	—	25,315	—
Real estate mortgage investment conduits	55,815	—	55,815	—
Residential mortgage-backed securities	72,248	—	72,248	—
Other mortgage-backed securities	39,360	—	39,360	—
Total assets measured at fair value on a recurring basis	$216,304	$—	$216,304	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 for the three months ended June 30, 2021 and the year ended March 31, 2021.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

	Total	Estimated Fair Value
	Estimated	Measurements Using
June 30, 2021	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$239	$—	$—	$239

March 31, 2021

Impaired loans	$241	$—	$—	$241

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2021 and March 31, 2021:

	Valuation	Significant Unobservable
	Technique	Inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	N/A (1)
	Discounted cash flows	Discount rate	5.375% - 8.000%
(1)	There were no adjustments to appraised values of impaired loans as of June 30, 2021 and March 31, 2021.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
June 30, 2021	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$334,741	$334,741	$—	$—	$334,741
Certificates of deposit held for investment	249	—	260	—	260
Investment securities available for sale	268,853	—	268,853	—	268,853
Investment securities held to maturity	39,225	—	38,664	—	38,664
Loans receivable, net	871,889	—	—	868,140	868,140
FHLB stock	1,722	—	1,722	—	1,722

Liabilities:
Certificates of deposit	122,168	—	122,801	—	122,801
Junior subordinated debentures	26,770	—	—	13,847	13,847

	Carrying				Estimated
March 31, 2021	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$265,408	$265,408	$—	$—	$265,408
Certificates of deposit held for investment	249	—	262	—	262
Investment securities available for sale	216,304	—	216,304	—	216,304
Investment securities held to maturity	39,574	—	38,220	—	38,220
Loans receivable, net	924,057	—	—	920,102	920,102
FHLB stock	1,722	—	1,722	—	1,722

Liabilities:
Certificates of deposit	120,625	—	121,610	—	121,610
Junior subordinated debentures	26,748	—	—	14,434	14,434

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

11.      NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of carrying amount. ASU 2016-13 also changes the accounting for purchased credit impaired debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. As a “smaller reporting company” filer with the U.S. Securities and Exchange Commission, ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment of investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, management anticipates the allowance for loan losses will increase as a result of the implementation of ASU 2016-13; however, until management's evaluation is complete, the magnitude of the increase will not be known.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing, among other things (1) the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, and (2) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. ASU 2020-04 permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. The Company's current interest rates on its junior subordinated debentures are based upon the three-month LIBOR plus a spread. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.

ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in ASU 2021-01 have differing effective dates, beginning with interim periods including and subsequent to March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of March 31, 2021. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, "Receivables - Nonrefundable Fees and Other Costs" ("ASU 2020-08"). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph FASB Accounting Standards Codification ("ASC") 310-20-35-33 for each reporting period. ASU 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU 2020-08 did not have a material impact on the Company's consolidated financial statements.

The CARES Act, signed into law on March 27, 2020, and the CAA 2021, signed into law on December 27, 2020, which extended the CARES Act treatment of TDRs, amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g., nine months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency by the President or (b) January 1, 2022. As of June 30, 2021, the Company has one modification loan related to the COVID-19 pandemic with an outstanding loan balance, net of deferred fees of $563,000. Loan modifications in accordance with the CARES Act are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

12.      REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance ASC Topic 606 “Revenues from Contracts with Customers” (“ASC 606”), revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company’s revenue is from interest income, which is not within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.

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

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three months ended	Three months ended
	June 30,	June 30,
	2021	2020

Asset management fees	$976	$974
Debit card and ATM fees	906	700
Deposit related fees	400	353
Loan related fees	372	235
BOLI (1)	190	190
FHLMC loan servicing fees (1)	22	28
BOLI death benefit in excess of cash surrender value	479	—
Other, net	243	143
Total non-interest income, net	$3,588	$2,623
(1)	Not within scope of ASC 606

For the three months ended June 30, 2021 and 2020, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

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

Contract Balances

As of June 30, 2021, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

13.      COMMITMENTS AND CONTINGENCIES

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

Significant off-balance sheet commitments at June 30, 2021 are listed below (in thousands):

Contract or Notional
Amount
Commitments to originate loans:
Adjustable-rate	$18,642
Fixed-rate	8,926
Standby letters of credit	1,785
Undisbursed loan funds and unused lines of credit	126,076
Total	$155,429

Other Contractual Obligations - In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2021, loans under warranty totaled $56.7 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At June 30, 2021, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the three months ended June 30, 2021 and 2020.

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

14.      LEASES

The Company has a finance lease for the shell of the building constructed as the Company's operations center which expires in November 2039. The Company is also obligated under various noncancelable operating lease agreements for land, buildings and equipment that require future minimum rental payments. For operating each lease, the Company records an operating lease right-of-use asset (representing the right to use the underlying asset for the lease term) and an operating lease liability (representing the obligation to make lease payments required under the terms of the lease). Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate – derived from information available at the lease commencement date – as the discount rate when determining the present value of lease payments. The Company does not have any operating leases with an initial term of 12 months or less. Certain operating leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Certain operating leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. Lease extensions are not reasonably certain and the Company generally does not include payments occurring during option periods in the calculation of its operating lease right-of-use assets and operating lease liabilities. In accordance with ASC 842,  the Company records in the consolidated balance sheet operating lease right-of-use (“ROU”) assets and operating lease liabilities for leases with an initial term of more than 12 months.

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheet at the dates indicated (in thousands):

	June 30,		March 31,		Classification in the
Leases	2021		2021		consolidated balance sheets
Finance lease ROU assets	$1,413		$1,432		Financing lease ROU assets
Finance lease liability	$2,318		$2,329		Finance lease liability
Finance lease remaining lease term	18.43	years	18.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$8,456		$8,782		Prepaid expenses and other assets
Operating lease liabilities	$8,870		$9,201		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	7.68	years	7.87	years
Operating lease weighted-average discount rate	1.79%		1.77%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended
Lease Costs	June 30, 2021	June 30, 2020
Finance lease amortization of right-of-use asset	$19	$19
Finance lease interest on lease liability	42	42
Operating lease costs	315	349
Variable lease costs	52	52
Total lease cost (1)	$428	$462
(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $365,000 and $393,000 for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, the Company did not record any operating lease ROU assets that were exchanged for operating lease liabilities. During the three months ended June 30, 2020, the Company recorded an operating lease ROU asset that was exchanged for operating lease liabilities of $785,000.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of June 30, 2021 (in thousands):

Year Ended March 31:	Operating	Finance
	Leases	Lease
Remaining of 2022	$1,083	$159
2023	1,274	215
2024	1,290	219
2025	1,292	222
2026	1,040	226
Thereafter	3,527	3,174
Total minimum lease payments	9,506	4,215
Less: amount of lease payment representing interest	(636)	(1,897)
Lease liabilities	$8,870	$2,318

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the lives of the respective leases. At June  30, 2021 and March 31, 2021, the remaining deferred gain was $337,000 and $377,000, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

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

COVID-19 Related Information

In response to the current global situation surrounding the novel coronavirus of 2019 (“COVID-19”) pandemic, the Company is offering a variety of relief options designed to support our customers and the communities we serve.

Paycheck Protection Program ("PPP") Participation – The Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”) authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under the PPP which ended August 8, 2020. The Consolidated Appropriations Act, 2021 (“CAA 2021”) reopened the PPP through May 31, 2021 and in January 2021, the Bank began accepting and processing loan applications under PPP round 2 (“PPP2”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA provided the borrower meets the SBA loan forgiveness requirements. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans. Through the conclusion of the initial PPP, we had funded PPP loans totaling $113.5 million. Through the conclusion of PPP2, we had funded PPP2 loans totaling $54.1 million. These PPP loans were originated primarily to existing customers who are small to midsize businesses as well as independent contractors, sole proprietors, partnerships and not-for-profits as allowed under the PPP guidance. As of June 30, 2021, after receipt of SBA loan forgiveness repayments, there were 36 loans with a remaining balance totaling $5.9 million related to the initial PPP round. As of June 30, 2021, the Company has not received any forgiveness applications for PPP2.

As of June 30, 2021, the total outstanding loan balance and unamortized fees related to PPP loans totaled $57.6 million and $2.1 million, respectively. The SBA has a simplified forgiveness process for PPP loans of $150,000 or less. As of June 30, 2021, the Bank held 302 PPP loans of $150,000 or less with a combined balance of $15.8 million.

Loan Modifications –

The Company is continuing to provide payment and financial relief programs for borrowers impacted by COVID-19. All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

As of June 30, 2021, the Company had one commercial loan on an approved payment deferral that was impacted by the COVID-19 pandemic totaling $563,000 which consisted of deferral of regularly scheduled principal and interest payments for a period of six months. As of June 30, 2021, there was one consumer personal line of credit on deferral, however, there was no outstanding balance at June 30, 2021. Further, four mortgage loans serviced for FHLMC totaling $1.1 million were approved for payment deferrals. These modifications were not classified as TDRs in accordance with the guidance of the CARES Act and subsequent bank regulatory guidance. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

Branch Operations and Additional Customer Support – We have taken various steps to ensure the safety of our customers and our personnel. Many of our employees are continuing to working remotely or have flexible work schedules, and we have established measures within our offices to help ensure the safety of those employees who must work on-site. The Family First Coronavirus Response Act also provides additional flexibility to our employees to help navigate their individual challenges. The Company has been taking steps to resume normal branch activities with specific guidelines in place to help protect the safety of our customers.

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2021 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosures contained in the Company’s 2021 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $871.9 million at June 30, 2021 compared to $924.1 million at March 31, 2021.

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

Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 16 branches, including, among others, nine in Clark County, three in the Portland metropolitan area and three lending centers.

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

Economic conditions in the Company’s market areas were generally positive until the recent COVID-19 pandemic. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 5.3% at May 31, 2021 compared to 6.2% at March 31, 2021 and 11.2% at June 30, 2020. According to the Oregon Employment Department, unemployment in Portland, Oregon decreased to 6.0% at May 31, 2021 compared to 7.0% at March 31, 2021 and 12.3% at June 30, 2020. According to the Regional Multiple Listing Services (“RMLS”), residential home inventory levels in Portland, Oregon have remained the same at 0.8 months at June 30, 2021 and March 31, 2021 and 1.5 months at June 30, 2020. Residential home inventory levels in Clark County increased slightly to 0.6 months at June 30, 2021 compared to 0.5 months at March 31, 2021 and 1.6 months at June 30, 2020. According to the RMLS, closed home sales in Clark County increased 33.4% in June 2021 compared to June 2020. Closed home sales during June 2021 in Portland, Oregon increased 28.3% compared to June 2020.

Operating Strategy

Fiscal year 2022 marks the 99th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At June 30, 2021, commercial and construction loans represented 94.0% of total loans compared to 93.8% at March 31, 2021. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and its core deposits by expanding its customer base throughout its primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through de novo branches, the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. In this regard, the Company previously announced plans for three new branches located in Clark County, Washington, to complement its existing branch network. New branches in both downtown Camas and in the Cascade Park neighborhood of Vancouver opened in fiscal 2021. The third new branch location in Ridgefield is expected to open in the fall of 2021.

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

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company launched MobiMoney™ in January 2021 which allows account holders’ the ability to control their respective Riverview debit card from a smartphone or tablet. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $1.3 billion at both June 30, 2021 and March 31, 2021. The Company also offers a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits increased $54.0 million at June 30, 2021 compared to March 31, 2021.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

		Other		Commercial &
	Commercial	Real Estate	Real Estate	Construction
	Business	Mortgage	Construction	Total
June 30, 2021

Commercial business	$160,617	$—	$—	$160,617
SBA PPP	55,511	—	—	55,511
Commercial construction	—	—	2,994	2,994
Office buildings	—	136,580	—	136,580
Warehouse/industrial	—	90,097	—	90,097
Retail/shopping centers/strip malls	—	85,392	—	85,392
Assisted living facilities	—	808	—	808
Single purpose facilities	—	236,070	—	236,070
Land	—	14,922	—	14,922
Multi-family	—	44,804	—	44,804
One-to-four family construction	—	—	8,392	8,392
Total	$216,128	$608,673	$11,386	$836,187

March 31, 2021

Commercial business	$171,701	$—	$—	$171,701
SBA PPP	93,444	—	—	93,444
Commercial construction	—	—	9,810	9,810
Office buildings	—	135,526	—	135,526
Warehouse/industrial	—	87,880	—	87,880
Retail/shopping centers/strip malls	—	85,414	—	85,414
Assisted living facilities	—	854	—	854
Single purpose facilities	—	233,793	—	233,793
Land	—	14,040	—	14,040
Multi-family	—	45,014	—	45,014
One-to-four family construction	—	—	7,180	7,180
Total	$265,145	$602,521	$16,990	$884,656

Comparison of Financial Condition at June 30, 2021 and March 31, 2021

Cash and cash equivalents, including interest-earning accounts, totaled $334.7 million at June 30, 2021 compared to $265.4 million at March 31, 2021. The Company’s cash balances fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company’s asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $249,000 at both June 30, 2021 and March 31, 2021.

Investment securities totaled $308.1 million and $255.9 million at June 30, 2021 and March 31, 2021, respectively. The increase was due to investment purchases offset by normal pay downs, calls and maturities. During the three months ended June 30, 2021, purchases of investment securities totaled $65.2 million. During the three months ended June 30, 2020, there were no purchases of investment securities. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At June 30, 2021, the Company determined that none of its investment securities required an other than temporary impairment (“OTTI”) charge. For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $871.9 million at June 30, 2021 compared to $924.1 million at March 31, 2021, a decrease of $52.2 million. The decrease was mainly due to the loan forgiveness repayments on SBA PPP loans in addition to a decrease in other commercial business loans. At June 30, 2021, SBA PPP loans net of deferred fees which are included in the commercial business loan category totaled $55.5 million as compared to $93.4 million at March 31, 2021. Commercial real estate loans increased $5.5 million which was offset by a decrease in real estate construction loans of $5.6 million. Due to the timing of the completion of these real estate construction projects, balances may fluctuate in these categories. Once these projects are completed, these loans will roll to permanent financing and be classified within a category under other real estate mortgage. In addition, consumer loans decreased $5.3 million. The Company also purchases the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area. These loans are purchased with servicing retained by the seller. At June 30, 2021, the Company’s purchased SBA loan portfolio was $42.2  million compared to $47.4 million at March 31, 2021.

Deposits increased $66.9 million to $1.4 billion at June 30, 2021 compared to $1.3 billion at March 31, 2021. The increase was due to proceeds from SBA PPP loans deposited directly into customer accounts and also due to a change in savings and spending habits as a result of COVID-19. The Company had no wholesale-brokered deposits at June 30, 2021 and March 31, 2021. Core branch deposits accounted for 96.6% of total deposits at June 30, 2021 compared to 97.4% at March 31, 2021. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' equity increased $5.4 million to $157.0 million at June 30, 2021 from $151.6 million at March 31, 2021. The increase was mainly attributable to net income of $5.8 million and an increase in the accumulated other comprehensive income related to the unrealized holding gains on available for sale investment securities, net of tax, of $1.2 million. The increase was offset by payments of cash dividends totaling $1.1 million and the repurchase of 73,367 shares of common stock totaling $493,000 for the three months ended June 30, 2021.

Capital Resources

The Bank is a state-chartered, federally insured institution subject to various regulatory capital requirements administered by the FDIC and WDFI. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of June 30, 2021.

As of June 30, 2021, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Capital:
(To Risk-Weighted Assets)	$156,222	17.49%	$71,475	8.0%	$89,343	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	144,969	16.23	53,606	6.0	71,475	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	144,969	16.23	40,204	4.5	58,073	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	144,969	9.37	61,885	4.0	77,356	5.0

March 31, 2021
Total Capital:
(To Risk-Weighted Assets)	$151,555	17.35%	$69,879	8.0%	$87,349	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	140,529	16.09	52,409	6.0	69,879	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	140,529	16.09	39,307	4.5	56,777	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	140,529	9.63	58,344	4.0	72,930	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of June 30, 2021, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at June 30, 2021, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the Company’s banking regulators routinely examine the Company’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s consolidated financial statements be adjusted in accordance with their findings. A future examination could include a review of certain transactions or other amounts reported in the Company’s 2022 consolidated financial statements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2021, the Bank used its sources of funds primarily to fund loan commitments. At June 30, 2021, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $603.8 million, or 37.3% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, including FRB borrowings and FHLB advances consistent with its asset/liability objectives. At June 30, 2021, the Bank had no advances from the FRB and maintains a credit facility with the FRB with available borrowing capacity of $45.4 million, subject to sufficient collateral. At June 30, 2021, the Bank had no advances from the FHLB and had an available borrowing capacity of $239.4 million, subject to sufficient collateral and stock investment. At June 30, 2021, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At June 30, 2021 and March 31, 2021, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $61.2 million, or 4.3% of total deposits, and $37.9 million, or 2.8% of total deposits, at June 30, 2021 and March 31, 2021, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At June 30, 2021 and March 31, 2021, the Company had no deposits through this listing service. Although the Company did not originate any internet-based deposits during the three months ended June 30, 2021, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank’s funding sources gives the Bank available liquidity of $1.1 billion, or 67.8% of total assets at June 30, 2021.

At June 30, 2021, the Company had total commitments of $155.4 million, which includes commitments to extend credit of $27.6 million, unused lines of credit totaling $113.8 million, undisbursed construction loans totaling $12.3 million, and standby letters of credit totaling $1.8 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2021 totaled $79.8 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $38.2 million at June 30, 2021.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At June 30, 2021, Riverview Bancorp, Inc. had $10.2 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans were $383,000 or 0.02% of total assets at June 30, 2021 compared with $571,000 or 0.04% of total assets at March 31, 2021.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	June 30, 2021		March 31, 2021
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	2	$177	3	$357
Commercial real estate	1	138	1	144
Consumer	4	68	5	70
Total	7	$383	9	$571

The allowance for loan losses was $17.6 million or 1.98% of total loans at June 30, 2021 compared to $19.2 million or 2.03% of total loans at March 31, 2021. The Company recorded a recapture of loan losses of $1.6 million for the three months ended June 30, 2021 compared to a provision for loan losses of $4.5 million for the three months ended June 30, 2020. The decrease in the allowance for loan losses at June 30, 2021 was primarily due to the continued improvement since March 31, 2020 in the economy associated with the recovery from the COVID-19 pandemic. The increase in the allowance for loan losses at June 30, 2020 was primarily due to the economic uncertainty associated with the COVID-19 pandemic and the expected the affect the pandemic would have on the respective industry exposures within our loan portfolio at that time. Our SBA PPP loans were omitted from the calculation of the required allowance for loan losses at June 30, 2021 and 2020 as these loans are fully guaranteed by the SBA and management expects that a majority of SBA PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA, which in turn, the SBA will reimburse the Bank for the amount forgiven.

The coverage ratio of allowance for loan losses to nonperforming loans was 4592.69% at June 30, 2021 compared to 3358.67% at March 31, 2021. At June 30, 2021, the Company identified $253,000 or 65.98% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans.

Management considers the allowance for loan losses to be adequate at June 30, 2021 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in national and local economic conditions (including declines as a result of the COVID-19 pandemic), results of examinations by the Company’s banking regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows and the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. All of the Company’s TDRs were paying as agreed at June 30, 2021.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2021	March 31, 2021

Loans accounted for on a non-accrual basis:
Commercial business	$177	$182
Other real estate mortgage	138	144
Consumer	68	69
Total	383	395
Accruing loans which are contractually past due 90 days or more	—	176
Total nonperforming assets	$383	$571

Foregone interest on non-accrual loans (1)	$7	$49
Total nonperforming loans to total loans	0.04%	0.06%
Total nonperforming loans to total assets	0.02%	0.04%
Total nonperforming assets to total assets	0.02%	0.04%
(1)	Three months ended June 30, 2021 and year ended March 31, 2021.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
June 30, 2021

Commercial business	$177	$—	$177
Commercial real estate	138	—	138
Consumer	68	—	68
Total nonperforming assets	$383	$—	$383

March 31, 2021

Commercial business	$182	$175	$357
Commercial real estate	144	—	144
Consumer	63	7	70
Total nonperforming assets	$389	$182	$571

The composition of land acquisition and development and speculative and custom/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest	Other	Southwest
	Oregon	Oregon	Washington	Total
June 30, 2021

Land acquisition and development	$2,194	$1,039	$11,689	$14,922
Speculative and custom/presold construction	—	601	7,791	8,392
Total	$2,194	$1,640	$19,480	$23,314

March 31, 2021

Land acquisition and development	$2,221	$1,765	$10,054	$14,040
Speculative and custom/presold construction	—	450	5,382	5,832
Total	$2,221	$2,215	$15,436	$19,872

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	June 30, 2021		March 31, 2021
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	2	$61	—	$—
Commercial real estate	3	8,151	2	7,268
Multi-family	2	23	2	24
Total	7	$8,235	4	$7,292

At June 30, 2021, loans delinquent 30 - 89 days were 0.16% of total loans compared to 0.03% at March 31, 2021 and were comprised mainly of commercial business and consumer loans. There were no loans 30 - 89 days delinquent in the commercial real estate (“CRE”) portfolio. CRE loans represented the largest portion of the loan portfolio at 61.71% of total loans and commercial business represented 24.30% of total loans.

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

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

The Company performed its annual goodwill impairment test as of October 31, 2020. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach, the whole bank transaction approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 35%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 8.1%, a net interest margin that approximated 3.3% and a return on assets that ranged from 0.91% to 1.39% (average of 1.11%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 14.86% utilized for our cash flow estimates and a terminal value estimated at 1.43 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk-free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The whole bank transaction approach estimates fair value by applying key financial variables in transactions involving acquisitions of similar institutions. In applying the whole bank transaction approach method, the Company identified transactions that occurred during the first 10 months of calendar 2020 utilizing a multiple of 1.1 times price to book value. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 0.8 times tangible book value. The Company calculated a fair value of its reporting unit of $143.0 million using the corporate value approach, $179.0 million using the income approach, $184.0 million using the whole bank transaction approach and $180.0 million using the market approach, with a final concluded value of $181.0 million, with half the weight given to the income approach and one quarter weight given to the whole bank approach and the market approach. No weight was given to the corporate value approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

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

The Company also completed a qualitative assessment of goodwill as of June 30, 2021 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at June 30, 2021. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were deemed sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. It is also possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected; however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

Net Income. Net income was $5.8 million, or $0.26 per diluted share for the three months ended June 30, 2021, compared to $480,000, or $0.02 per diluted share for same prior year period. The Company’s net income increased primarily as a result of the recapture for loan losses of $1.6 million for the three months ended June 30, 2021 compared to a provision for loan losses of $4.5 million for the three months ended June 30, 2020. In addition, the Company recognized a $479,000 BOLI death benefit during the three months ended June 30, 2021 that was not present for the three months ended June 30, 2020.

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

Net interest income for the three months ended June 30, 2021 was $11.3 million, an increase of $156,000 from $11.1 million during the same prior year period. The net interest margin for the three months ended June 30, 2021 was 3.07% compared to 3.65% for the three months ended June 30, 2020. The decrease in the net interest margin was primarily the result of the low interest rate environment putting downward pressure on adjustable rate instruments combined with the impact of the low loan yields on the SBA PPP loan portfolio and lower loan yields on new loan originations and investment securities purchased causing a decrease in the average yield on interest-earning assets partially offset by the decrease in the average yield on interest-bearing liabilities. The decrease was also due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate changes.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2021 decreased $318,000 to $11.9 million compared to $12.2 million for the same period in the prior year. The decrease was due to the decrease in interest and fees on loans receivable due primarily to the combined impact of the $45.2 million decline in the average balance of mortgage loans and the 18 basis point decrease in the average yield on mortgage loans to 4.88% for the three months ended June 30, 2021 compared to 5.06% for the three months ended June 30, 2020. This decrease was offset by an increase in interest income from non-mortgage related loans associated to SBA PPP loans which have a favorable impact to our non-mortgage loan yields when SBA PPP loans are forgiven and the remaining deferred fees are recognized. The substantial increase in the average balance of overnight cash balances as a result of the increase in deposit balances related to SBA PPP loans, is negatively impacting the average yield on interest earning assets which decreased 78 basis points to 3.24% for the three months ended June 30, 2021, compared to 4.02% for the three months ended June 30, 2020. Interest and dividend income included $892,000 and $610,000 of interest income and fees earned related to SBA PPP loans for the three months ended June 30, 2021 and 2020, respectively.

The average balance of net loans decreased $61.7 million to $925.2 million for the three months ended June 30, 2021 from $986.8 million for the same period in the prior year. The average yield on net loans decreased to 4.67% for the three months ended June 30, 2021 compared to 4.69% for the same period in the prior year due primarily to the ongoing low interest rate environment and the impact of SBA PPP loans. For the three months ended June 30, 2021, the average balance of SBA PPP loans was $80.3 million and the average yield on SBA PPP loans was 4.46%, which included the recognition of the net deferred fees. The impact of SBA PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met. This decrease in both the average balance and average yield of net loans, partially offset by the $139.5 million increase in the average balance of investment securities between the periods, was the primary reason for overall decrease in interest and dividend income.

Interest Expense. Interest expense totaled $636,000 and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense on deposits decreased $416,000 to $442,000 for the three months ended June 30, 2021 compared to $858,000 for the same period in the prior year. The weighted average interest rate on interest-bearing deposits decreased 26 basis points to 0.19% for the three months ended June 30, 2021 compared to 0.45% for the same period in the prior year. The decrease in the weighted average interest rate on regular savings accounts and certificates of deposits contributed primarily to the overall decrease in the expense on deposits which reflects the market’s response to the 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic. The average balance of interest-bearing deposits increased $171.4 million to $930.0 million for the three months ended June 30, 2021 compared to $758.6 million for the same period in the prior year. The increase in the average balance of interest-bearing deposits is due primarily to proceeds from SBA PPP loans deposited directly into customer accounts, government stimulus checks and an increase in savings trends and a change in spending habits as a result of COVID-19.

Interest expense on borrowings decreased $58,000 to $194,000 for the three months ended June 30, 2021 compared to $252,000 for the same period in the prior year. The average balance of other interest-bearing liabilities decreased $21.1 million to $29.1 million for the three months ended June 30, 2021 compared to $50.1 million for the same period in the prior year. At June 30, 2021, there were no outstanding FHLB borrowings as compared to $30.0 million at June 30, 2020. The weighted average interest rate on other interest-bearing liabilities  increased 66 basis points to 2.68% for the three months ended June 30, 2021 compared to 2.02% for the same period in the prior year due the higher rate paid on the outstanding junior subordinated debentures as compared to the outstanding FHLB borrowings. Overall, total interest expense is lower due to the decrease in the weighted average interest rate on interest-bearing liabilities of 28 basis points to 0.27% from 0.55% for the three months ended June 30, 2021 and 2020, respectively.

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

	Three Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$665,004	$8,094	4.88%	$710,158	$8,962	5.06%
Non-mortgage loans	260,157	2,682	4.13	276,658	2,566	3.72
Total net loans (1)	925,161	10,776	4.67	986,816	11,528	4.69

Investment securities (2)	279,042	1,065	1.53	139,585	679	1.95
Daily interest-earning assets	2,621	—	—	134	—	—
Other earning assets	271,891	95	0.14	96,151	37	0.15
Total interest-earning assets	1,478,715	11,936	3.24	1,222,686	12,244	4.02

Non-interest-earning assets:
Office properties and equipment, net	19,298			17,502
Other non-interest-earning assets	78,039			78,702
Total assets	$1,576,052			$1,318,890

Interest-bearing liabilities:
Regular savings accounts	$295,663	57	0.08	$239,732	215	0.36
Interest checking accounts	266,793	21	0.03	201,891	27	0.05
Money market accounts	244,335	34	0.06	181,493	53	0.12
Certificates of deposit	123,160	330	1.07	135,465	563	1.67
Total interest-bearing deposits	929,951	442	0.19	758,581	858	0.45

Other interest-bearing liabilities	29,082	194	2.68	50,134	252	2.02
Total interest-bearing liabilities	959,033	636	0.27	808,715	1,110	0.55

Non-interest-bearing liabilities:
Non-interest-bearing deposits	443,135			346,959
Other liabilities	18,903			12,509
Total liabilities	1,421,071			1,168,183
Shareholders’ equity	154,981			150,707
Total liabilities and shareholders’ equity	$1,576,052			$1,318,890
Net interest income		$11,300			$11,134
Interest rate spread			2.97%			3.47%
Net interest margin			3.07%			3.65%

Ratio of average interest-earning assets to average interest-bearing liabilities			154.19%			151.19%

Tax equivalent adjustment (3)		$16			$6
(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended June 30,
	2021 vs 2020
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$(557)	$(311)	$(868)
Non-mortgage loans	(158)	274	116
Investment securities (1)	558	(172)	386
Other earning assets	60	(2)	58
Total interest income	(97)	(211)	(308)

Interest Expense:
Regular savings accounts	41	(199)	(158)
Interest checking accounts	6	(12)	(6)
Money market accounts	14	(33)	(19)
Certificates of deposit	(47)	(186)	(233)
Other interest-bearing liabilities	(125)	67	(58)
Total interest expense	(111)	(363)	(474)
Net interest income	$14	$152	$166
(1)	Interest is presented on a fully tax-equivalent basis.

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

In accordance with GAAP, loans acquired from MBank during the fiscal year ended March 31, 2017 were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $651,000 and $722,000 at June 30, 2021 and March 31, 2021, respectively.

The Company recorded a recapture of loan losses of $1.6 million for the three months ended June 30, 2021 and a  provision for loan losses $4.5 million for the three months ended June 30, 2020. The recapture of loan losses for the three months ended June 30, 2021 is based primarily upon the improving economic conditions associated with the COVID-19 pandemic since March 31, 2021. The provision for loan losses for the three months ended June 30, 2020 was primarily due to the economic conditions resulting from the COVID-19 pandemic and the uncertainty around the COVID-19 pandemic and its expected adverse economic effect on the respective industry exposures within our loan portfolio at that time. Any future decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Net recoveries totaled $12,000 for the three months ended June 30, 2021 compared to net charge-offs of $48,000 for the three months ended June 30, 2020. Annualized net recoveries was (0.01)% compared to annualized net charge-offs of 0.02% for the three months ended June 30, 2021 and 2020, respectively. Nonperforming loans were $383,000 at June 30, 2021, compared to $1.3 million at June 30, 2020. The ratio of allowance for loan losses to nonperforming loans was 4592.69% at June 30, 2021 compared to 1325.78% at June 30, 2020. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of June 30, 2021, the Company had identified $2.1 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $1.9 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At June 30, 2021, charge-offs on these impaired loans totaled $85,000 from their original loan balances. The remaining $249,000 of impaired loans has specific valuation allowances totaling $10,000 at June 30, 2021.

Non-Interest Income. Non-interest income increased $965,000 to $3.6 million for the three months ended June 30, 2021 compared to $2.6 million in the same period in the prior year primarily due to the increase in fees and service charges and a BOLI death benefit. Fees and service charges increased $457,000 to $1.9 million for the three months ended June 30, 2021 compared to $1.4 million in the same period in the prior year primarily from an increase in customer transactions reflecting improvements in our local economies as businesses reopen in our market area. Non-interest income also included a BOLI death benefit on a former employee of $479,000 during the three months ended June 30, 2021.

Non-Interest Expense. Non-interest expense increased $452,000 to $9.1 million for the three months ended June 30, 2021 compared to $8.7 million in the same period in the prior year. The increase was primarily due to an increase in salaries and employee benefits of $562,000 mainly due to capitalized loan origination costs related to SBA PPP loans incurred during the three months ended June 30, 2020, which are deferred and amortized over the life of the loan. Data processing expense increased $104,000 for the three months ended June 30, 2021 due the increased cost associated with the increase in the volume of customer transactions being processed related to our core banking platform and continued investments into enhancing our information technology infrastructure and technology expenditures compared to the same prior period. Partially offsetting these increases was a decrease in other non-interest expense of $190,000 due to fewer COVID-19 expenditures related to supplies and safety equipment and a decrease in the allowance for off-balance sheet loan commitments.

Income Taxes. The provision for income taxes was $1.6 million and $86,000 for the three months ended June 30, 2021 and June 30, 2020, respectively. The increase in the provision for income taxes was due to higher pre-tax income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Income before income taxes was $7.3 million and $566,000 for the three months ended June 30, 2021 and 2020, respectively and the increase was mainly due to the recapture of loan losses for the three months ended June 30, 2021 compared to the provision for loan losses for the three months ended June 30, 2020. The Company’s effective tax rate for the three months ended June 30, 2021 was 21.5% which is lower than its historical effective tax rate due to a non-taxable BOLI death benefit of $479,000 recognized during the three months ended June 30, 2021. The Company’s effective tax rate for the three months ended June 30, 2020 was 15.2%, which was impacted by pre-tax income being offset by investments in tax-exempt bank owned life insurance. The increase in effective tax rate for the three months ended June 30, 2021 compared to June 30, 2020 is primarily due to the increase in pre-tax income. As of June 30, 2021, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At June 30, 2021, the Company had a net deferred tax asset of $5.0 million compared to $5.4 million at March 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2021 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2021 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2021 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended June 30, 2021, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-K for the year ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2021:

Maximum
			Total Number of	Dollar
	Total	Average	Shares Purchased	Value of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
April 1, 2021	—	$—	—	—
April 1, 2021 – April 30, 2021	—	—	—	—
May 1, 2021 – May 31, 2021	—	—	—	—
June 1, 2021 – June 30, 2021	73,367	6.71	73,367	$ 4,507,707
Total	73,367	$6.71	73,367

On June 10, 2021, the Company announced that its Board of Directors adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to $5.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in private negotiated transactions, over a period beginning on June 21, 2021 continuing until the earlier of the completion of the repurchase or the next six months, depending on market conditions. During the quarter ended June 30, 2021, the Company repurchased approximately $500,000 worth of the Company’s outstanding shares under the repurchase authorization, leaving approximately $4.5 million worth of the Company’s outstanding shares available for future repurchase.

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
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2021 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2019, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(9)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Kevin J. Lycklama	By:	/S/ David Lam
	Kevin J. Lycklama		David Lam
	President and Chief Executive Officer		Executive Vice President and
	Director		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 12, 2021	Date:	August 12, 2021