Form 10-Q
period 2021-09-30
RIVERVIEW BANCORP INC
filed 2021-11-12
CIK 1041368

sw

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,164,707 shares outstanding, as of November 12, 2021.

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND MARCH 31, 2021

	September 30,	March 31,
(In thousands, except share and per share data) (Unaudited)	2021	2021
ASSETS
Cash and cash equivalents (including interest-earning accounts of $352,187 and $254,205)	$368,122	$265,408
Certificates of deposit held for investment	249	249
Investment securities:
Available for sale, at estimated fair value	278,224	216,304
Held to maturity, at amortized cost (estimated fair value of $70,707 and $38,220)	72,109	39,574
Loans receivable (net of allowance for loan losses of $16,500 and $19,178)	898,032	924,057
Prepaid expenses and other assets	11,681	13,189
Accrued interest receivable	4,772	5,236
Federal Home Loan Bank stock (“FHLB”), at cost	1,722	1,722
Premises and equipment, net	16,307	17,824
Financing lease right-of-use assets ("ROU")	1,393	1,432
Deferred income taxes, net	5,467	5,419
Mortgage servicing rights, net	52	81
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	557	619
Bank owned life insurance ("BOLI")	30,589	30,968
TOTAL ASSETS	$1,716,352	$1,549,158

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,506,679	$1,346,060
Accrued expenses and other liabilities	20,165	21,906
Advance payments by borrowers for taxes and insurance	650	521
Junior subordinated debentures	26,791	26,748
Finance lease liability	2,307	2,329
Total liabilities	1,556,592	1,397,564

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
September 30, 2021 – 22,414,615 shares issued and 22,164,707 outstanding	221	223
March 31, 2021 – 22,351,235 shares issued and outstanding
Additional paid-in capital	62,122	63,650
Retained earnings	97,727	87,881
Accumulated other comprehensive loss	(310)	(160)
Total shareholders' equity	159,760	151,594
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,716,352	$1,549,158

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except share and per share data) (Unaudited)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$11,626	$11,346	$22,402	$22,874
Interest on investment securities – taxable	1,136	505	2,135	1,160
Interest on investment securities – nontaxable	55	17	105	35
Other interest and dividends	148	81	243	118
Total interest and dividend income	12,965	11,949	24,885	24,187

INTEREST EXPENSE:
Interest on deposits	399	657	841	1,515
Interest on borrowings	190	228	384	480
Total interest expense	589	885	1,225	1,995
Net interest income	12,376	11,064	23,660	22,192
Provision for (recapture of) loan losses	(1,100)	1,800	(2,700)	6,300
Net interest income after provision for (recapture of) loan losses	13,476	9,264	26,360	15,892

NON-INTEREST INCOME:
Fees and service charges	1,814	1,663	3,669	3,061
Asset management fees	928	883	1,904	1,857
Net gains on sales of loans held for sale	—	—	—	28
BOLI	234	242	424	432
BOLI death benefit in excess of cash surrender value	21	—	500	—
Other, net	77	31	165	64
Total non-interest income, net	3,074	2,819	6,662	5,442

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,635	5,379	11,389	10,571
Occupancy and depreciation	1,309	1,457	2,718	2,907
Data processing	724	697	1,489	1,358
Amortization of CDI	31	35	62	70
Advertising and marketing	180	110	332	239
FDIC insurance premium	113	84	208	132
State and local taxes	221	204	419	408
Telecommunications	55	85	101	171
Professional fees	343	321	660	641
(Gain)/loss on sale of premises and equipment, net	(1,001)	4	(993)	5
Other	577	460	939	1,019
Total non-interest expense	8,187	8,836	17,324	17,521

INCOME BEFORE INCOME TAXES	8,363	3,247	15,698	3,813
PROVISION FOR INCOME TAXES	1,933	704	3,513	790
NET INCOME	$6,430	$2,543	$12,185	$3,023

Earnings per common share:
Basic	$0.29	$0.11	$0.55	$0.14
Diluted	0.29	0.11	0.55	0.14
Weighted average number of common shares outstanding:
Basic	22,179,829	22,261,709	22,261,856	22,259,201
Diluted	22,191,487	22,276,312	22,274,668	22,276,308

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands) (Unaudited)	2021	2020	2021	2020

Net income	$6,430	$2,543	$12,185	$3,023

Other comprehensive income (loss):
Net unrealized holding gains (losses) from available for sale investment securities arising during the period, net of tax of $420, $8, $48 and ($201), respectively	(1,329)	(24)	(150)	639

Total comprehensive income, net	$5,101	$2,519	$12,035	$3,662

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Income (Loss)	Total
	Shares	Amount

For the three months ended September 30, 2020

Balance July 1, 2020	22,245,472	$222	$63,254	$81,240	$2,762	$147,478

Net income	—	—	—	2,543	—	2,543
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,117)	—	(1,117)
Restricted stock grants	90,763	—	—	—	—	—
Stock-based compensation expense	—	—	166	—	—	166
Other comprehensive loss, net	—	—	—	—	(24)	(24)
Balance September 30, 2020	22,336,235	$222	$63,420	$82,666	$2,738	$149,046

For the six months ended September 30, 2020

Balance April 1, 2020	22,544,285	$225	$64,649	$81,870	$2,099	$148,843

Net income	—	—	—	3,023	—	3,023
Cash dividends on common stock ($0.10 per share)	—	—	—	(2,227)	—	(2,227)
Exercise of stock options	5,000	—	9	—	—	9
Stock repurchased	(295,900)	(3)	(1,444)	—	—	(1,447)
Restricted stock grants	90,763	—	—	—	—	—
Restricted stock cancelled	(7,913)	—	—	—	—	—
Stock-based compensation expense	—	—	206	—	—	206
Other comprehensive income, net	—	—	—	—	639	639
Balance September 30, 2020	22,336,235	$222	$63,420	$82,666	$2,738	$149,046

For the three months ended September 30, 2021

Balance July 1, 2021	22,277,868	$222	$63,213	$92,522	$1,019	$156,976

Net income	—	—	—	6,430	—	6,430
Cash dividends on common stock ($0.055 per share)	—	—	—	(1,224)	—	(1,224)
Exercise of stock options	6,000	—	17	(1)	—	16
Stock repurchased	(176,541)	(1)	(1,230)	—	—	(1,231)
Restricted stock grants	57,380	—	—	—	—	—
Stock-based compensation expense	—	—	122	—	—	122
Other comprehensive loss, net	—	—	—	—	(1,329)	(1,329)
Balance September 30, 2021	22,164,707	$221	$62,122	$97,727	$(310)	$159,760

For the six months ended September 30, 2021

Balance April 1, 2021	22,351,235	$223	$63,650	$87,881	$(160)	$151,594

Net income	—	—	—	12,185	—	12,185
Cash dividends on common stock ($0.105 per share)	—	—	—	(2,338)	—	(2,338)
Exercise of stock options	6,000	—	17	(1)	—	16
Stock repurchased	(249,908)	(2)	(1,722)	—	—	(1,724)
Restricted stock grants	57,380	—	—	—	—	—
Stock-based compensation expense	—	—	177	—	—	177
Other comprehensive loss, net	—	—	—	—	(150)	(150)
Balance September 30, 2021	22,164,707	$221	$62,122	$97,727	$(310)	$159,760

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands) (Unaudited)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,185	$3,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,784	1,513
Purchased loans amortization (accretion), net	(4)	122
Provision for (recapture of) loan losses	(2,700)	6,300
Stock-based compensation expense	177	206
Increase (decrease) in deferred loan origination fees, net of amortization	(1,252)	2,351
Origination of loans held for sale	—	(913)
Proceeds from sales of loans held for sale	—	1,214
Net gains on loans held for sale and sales of premises and equipment	(993)	(23)
Income from BOLI	(424)	(432)
BOLI death benefit in excess of cash surrender value	(500)	—
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	1,512	(2,752)
Accrued interest receivable	464	(1,637)
Accrued expenses and other liabilities	(2,005)	(1,429)
Net cash provided by operating activities	8,244	7,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	60,358	(62,370)
Purchases of loans receivable	(30,377)	(3,826)
Principal repayments on investment securities available for sale	23,650	19,105
Purchases of investment securities available for sale	(86,621)	—
Proceeds from calls of investment securities available for sale	—	3,000
Principal repayments on investment securities held to maturity	784	4
Purchases of investment securities held to maturity	(33,440)	—
Purchases of premises and equipment and capitalized software	(1,397)	(2,338)
Purchases of FHLB stock, net	—	(1,200)
Proceeds from death benefit on BOLI	1,305	—
Proceeds from sales of REO and premises and equipment	3,427	—
Net cash used in investing activities	(62,311)	(47,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	160,619	209,524
Dividends paid	(2,237)	(2,245)
Proceeds from borrowings	2,000	30,000
Repayment of borrowings	(2,000)	—
Net increase in advance payments by borrowers for taxes and insurance	129	308
Principal payments on finance lease liability	(22)	(19)
Proceeds from exercise of stock options	16	9
Repurchase of common stock	(1,724)	(1,447)
Net cash provided by financing activities	156,781	236,130

NET INCREASE IN CASH AND CASH EQUIVALENTS	102,714	196,048
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	265,408	41,968
CASH AND CASH EQUIVALENTS, END OF PERIOD	$368,122	$238,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,108	$1,901
Income taxes	2,389	2,292

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,219	$1,117
Net unrealized holding gains (losses) from available for sale investment securities	(198)	840
Income tax effect related to other comprehensive income (loss)	48	(201)
ROU lease assets obtained in exchange for operating lease liabilities	—	5,833

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2021 (“2021 Form 10-K”). The unaudited consolidated results of operations for the six months ended September 30, 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2022.

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

In September 2021, Riverview Community Bank (the “Bank”) completed the sale of its former Montavilla branch building and land and recognized a $1.0 million gain on sale which is included in other non-interest expense in the accompanying unaudited statements of income for the three and six months ended September 30, 2021.

Certain prior period amounts have been reclassified to conform to the current period presentation; such reclassifications had no effect on previously reported net income or total shareholders’ equity.

2.      PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, the Bank; and the Bank’s wholly-owned subsidiary, Riverview Services, Inc., and the Bank’s majority-owned subsidiary, Riverview Trust Company (the “Trust Company”) (collectively referred to as the “Company”). All intercompany transactions and balances have been eliminated in consolidation. For the period from April 1, 2017 through December 2019, the Trust Company was a wholly-owned subsidiary of the Bank. In December 2019, the Trust Company issued 1,500 shares of Trust Company stock in conjunction with the exercise of 1,500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer. In October 2020, the Trust Company issued an additional 500 shares of Trust Company stock with the exercise of options for 500 shares of Trust Company common stock by the Trust Company's President and Chief Executive Officer. In May 2021, the Trust Company issued an additional 500 shares of Trust Company stock with the exercise of options for 500 shares of Trust Company common stock by the Trust Company’s President and Chief Executive Officer. As a result of these transactions, the Bank's ownership in the Trust Company decreased from 100% to 97.3%, resulting in a 2.7% noncontrolling interest held by the Trust Company’s President and Chief Executive Officer. The noncontrolling interest was $199,000 and $154,000 as of September 30, 2021 and March 31, 2021, respectively. Net income attributable to the noncontrolling interest was $5,000 and $2,000 for the three months ended September 30, 2021 and 2020, respectively. Net income attributable to the noncontrolling interest was $7,000 and $5,000 for the six months ended September 30, 2021 and 2020. These amounts are not presented separately in the accompanying consolidated financial statements due to their insignificance.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the six months ended September 30, 2021 and 2020.

As of September 30, 2021, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the six months ended September 30, 2021 and 2020 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Six Months Ended September 30,		Six Months Ended September 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Balance, beginning of period	23,332	$2.78	43,332	$2.69
Options exercised	(6,000)	2.78	(5,000)	1.97
Balance, end of period	17,332	$2.78	38,332	$2.78

The following table presents information on stock options outstanding, less estimated forfeitures, as of September 30, 2021 and 2020:

	2021	2020
Stock options fully vested and expected to vest:
Number	17,332	38,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$78,000	$52,000
Weighted average contractual term of options (years)	1.79	2.60
Stock options fully vested and currently exercisable:
Number	17,332	38,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$78,000	$52,000
Weighted average contractual term of options (years)	1.79	2.60
(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $25,000 and $17,000 for the six months ended September 30, 2021 and 2020, respectively, under the Stock Option Plans.

The Company may grant restricted stock pursuant to the 2017 Plan of which vesting can either be time based or performance based. Performance based awards are subject to attaining certain performance metrics and all, or a portion of, the performance based awards can subsequently be cancelled for not attaining the predetermined performance metrics. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $122,000 and $155,000 for the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation related to restricted stock grants was $177,000 and $184,000 for the six months ended September 30, 2021 and 2020, respectively. The unrecognized stock-based compensation related to restricted stock was $570,000 and $516,000 at September 30, 2021 and 2020, respectively. The weighted average vesting period for the restricted stock was 1.95 years and 2.12 years at September 30, 2021 and 2020, respectively.

The following tables presents the activity related to restricted stock for the six months ended September 30, 2021:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Market	Unvested	Market	Unvested	Market
Six Months Ended September 30, 2021	Shares	Price	Shares	Price	Shares	Price
Balance, beginning of period	45,616	$6.57	96,772	$5.27	142,388	$5.69
Granted	12,298	6.96	45,082	6.96	57,380	6.96
Forfeited	—	—	—	—	—	—
Vested	(29,618)	7.43	(12,732)	8.35	(42,350)	7.71
Cancelled	—	—	—	—	—	—
Balance, end of period	28,296	$5.83	129,122	$5.56	157,418	$5.61

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Market	Unvested	Market	Unvested	Market
Six Months Ended September 30, 2020	Shares	Price	Shares	Price	Shares	Price
Balance, beginning of period	49,298	$8.35	33,375	$8.35	82,673	$8.35
Granted	19,453	4.17	71,310	4.17	90,763	4.17
Forfeited	—	—	—	—	—	—
Vested	(23,135)	8.35	—	—	(23,135)	8.35
Cancelled	—	—	(7,913)	8.35	(7,913)	8.35
Balance, end of period	45,616	$6.57	96,772	$5.27	142,388	$5.69

Trust Company Stock Options – At September 30, 2021, there were no Trust Company stock options outstanding. At September 30, 2020, there were 1,000 Trust Company stock options outstanding, which had been granted to the President and Chief Executive Officer of the Trust Company. During the three and six months ended September 30, 2021, there was no stock-based compensation expense related to these options. During the three and six months ended September 30, 2020, the Trust Company incurred $11,000 and $22,000 of stock-based compensation expense related to these options, respectively. During the six months ended September 30, 2021, 500 Trust Company stock options were exercised. There were no Trust Company stock options exercised during the six months ended September 30, 2020. There were no Trust Company stock options granted during the six months ended September 30, 2021 and 2020. There was no unrecognized compensation expense and $22,000 related to the Trust Company stock options as of September 30, 2021 and 2020, respectively.

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the three and six months ended September 30, 2021 and 2020, there were no stock options excluded in computing diluted EPS.

In June 2021, the Company’s Board of Directors adopted a stock repurchase program (the “June 2021 repurchase program”). Under the June 2021 repurchase program, the Company may repurchase up to $5.0 million of the Company’s outstanding shares of common stock, in the open market based on prevailing market prices, or in private negotiated transactions, during the period from June 21, 2021 until the earlier of the completion of the repurchase of $5.0 million of the Company’s common stock or the next six months, depending on market conditions. As of September 30, 2021, the Company had repurchased 249,908 shares under the June 2021 repurchase program totaling $1.7 million at an average price of $6.89 per share. At September 30, 2020, all 500,000 shares repurchased under the expired February 2020 stock repurchase program at an average price of $4.89 per share had been retired.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Basic EPS computation:
Numerator-net income	$6,430,000	$2,543,000	$12,185,000	$3,023,000
Denominator-weighted average common shares outstanding	22,179,829	22,261,709	22,261,856	22,259,201
Basic EPS	$0.29	$0.11	$0.55	$0.14
Diluted EPS computation:
Numerator-net income	$6,430,000	$2,543,000	$12,185,000	$3,023,000
Denominator-weighted average common shares outstanding	22,179,829	22,261,709	22,261,856	22,259,201
Effect of dilutive stock options	11,658	14,603	12,812	17,107
Weighted average common shares and common stock equivalents	22,191,487	22,276,312	22,274,668	22,276,308
Diluted EPS	$0.29	$0.11	$0.55	$0.14

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2021
Available for sale:
Municipal securities	$44,244	$282	$(606)	$43,920
Agency securities	47,073	24	(409)	46,688
Real estate mortgage investment conduits (1)	53,646	276	(588)	53,334
Residential mortgage-backed securities (1)	92,512	958	(671)	92,799
Other mortgage-backed securities (2)	41,157	632	(306)	41,483
Total available for sale	$278,632	$2,172	$(2,580)	$278,224

Held to maturity:
Municipal securities	$10,379	$9	$(340)	$10,048
Agency securities	10,658	—	(213)	10,445
Real estate mortgage investment conduits (1)	18,017	—	(264)	17,753
Residential mortgage-backed securities (3)	20,806	—	(242)	20,564
Other mortgage-backed securities (2)	12,249	—	(352)	11,897
Total held to maturity	$72,109	$9	$(1,411)	$70,707

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2021
Available for sale:
Municipal securities	$23,883	$238	$(555)	$23,566
Agency securities	25,996	5	(686)	25,315
Real estate mortgage investment conduits (1)	55,826	469	(480)	55,815
Residential mortgage-backed securities (1)	71,787	1,075	(614)	72,248
Other mortgage-backed securities (2)	39,022	514	(176)	39,360
Total available for sale	$216,514	$2,301	$(2,511)	$216,304

Held to maturity:
Municipal securities	$10,391	$—	$(509)	$9,882
Agency securities	7,688	—	(220)	7,468
Real estate mortgage investment conduits (1)	9,207	—	(141)	9,066
Residential mortgage-backed securities (3)	6,175	—	(119)	6,056
Other mortgage-backed securities (2)	6,113	—	(365)	5,748
Total held to maturity	39,574	$—	$(1,354)	$38,220
(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA.
(3)	Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of September 30, 2021 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$1	$1
Due after one year through five years	9,533	9,610	13	13
Due after five years through ten years	78,612	78,730	17,725	17,300
Due after ten years	190,487	189,884	54,370	53,393
Total	$278,632	$278,224	$72,109	$70,707

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2021	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$37,869	$(606)	$—	$—	$37,869	$(606)
Agency securities	35,685	(409)	—	—	35,685	(409)
Real estate mortgage investment conduits (1)	36,942	(588)	—	—	36,942	(588)
Residential mortgage-backed securities	52,675	(671)	—	—	52,675	(671)
Other mortgage-backed securities (2)	13,796	(288)	1,331	(18)	15,127	(306)
Total available for sale	$176,967	$(2,562)	$1,331	$(18)	$178,298	$(2,580)

Held to maturity:
Municipal securities	$6,343	$(340)	$—	$—	$6,343	$(340)
Agency securities	10,445	(213)	—	—	10,445	(213)
Real estate mortgage investment conduits (3)	17,753	(264)	—	—	17,753	(264)
Residential mortgage-backed securities (4)	20,547	(242)	—	—	20,547	(242)
Other mortgage-backed securities	11,897	(352)	—	—	11,897	(352)
Total held to maturity	$66,985	$(1,411)	$—	$—	$66,985	$(1,411)

March 31, 2021

Available for sale:
Municipal securities	$17,529	$(555)	$—	$—	$17,529	$(555)
Agency securities	23,306	(686)	—	—	23,306	(686)
Real estate mortgage investment conduits (1)	25,462	(480)	—	—	25,462	(480)
Residential mortgage-backed securities	33,164	(614)	—	—	33,164	(614)
Other mortgage-backed securities (2)	5,856	(125)	2,225	(51)	8,081	(176)
Total available for sale	$105,317	$(2,460)	$2,225	$(51)	$107,542	$(2,511)

Held to maturity:
Municipal securities	$9,882	$(509)	$—	$—	$9,882	$(509)
Agency securities	7,468	(220)	—	—	7,468	(220)
Real estate mortgage investment conduits (3)	9,066	(141)	—	—	9,066	(141)
Residential mortgage-backed securities (4)	6,035	(119)	—	—	6,035	(119)
Other mortgage-backed securities	5,748	(365)	—	—	5,748	(365)
Total held to maturity	$38,199	$(1,354)	$—	$—	$38,199	$(1,354)
(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA issued securities.
(3)	Comprised of FNMA issued securities.
(4)	Comprised of FHLMC and FNMA issued securities.

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three and six months ended September 30, 2021 and 2020. Investment securities available for sale with an amortized cost of $9.0 million and $5.3 million and an estimated fair value of $9.0 million and $5.4 million at September 30, 2021 and March 31, 2021, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $5.7 million and $3.1 million and a fair value of $5.6 million and $3.0 million at September 30, 2021 and March 31, 2021, respectively, were pledged as collateral for government public funds held by the Bank.

6.      LOANS RECEIVABLE

Loans receivable are reported net of deferred loan fees. Deferred loan fees at September 30, 2021 and March 31, 2021, totaled $5.3 million and $6.6 million, respectively, of which $1.2 million and $2.7 million, respectively, were related to the SBA Paycheck Protection Program (“PPP”) loans. Loans receivable are also reported net of discounts and premiums totaling $562,000 and $1.6 million, respectively, as of September 30, 2021, compared to $722,000 and $956,000, respectively, as of March 31, 2021. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	September 30,	March 31,
	2021	2021
Commercial and construction
Commercial business (1)	$206,709	$265,145
Commercial real estate	567,043	543,467
Land	15,925	14,040
Multi-family	40,455	45,014
Real estate construction	13,621	16,990
Total commercial and construction	843,753	884,656

Consumer
Real estate one-to-four family	69,079	56,405
Other installment	1,700	2,174
Total consumer	70,779	58,579

Total loans	914,532	943,235

Less: Allowance for loan losses	16,500	19,178
Loans receivable, net	$898,032	$924,057
(1)SBA PPP loans totaled $32.7 million and $93.4 million at September 30, 2021 and March 31, 2021, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At September 30, 2021, loans carried at $478.0 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

Substantially all of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of September 30, 2021 and March 31, 2021, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
September 30, 2021	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total

Beginning balance	$2,202	$12,942	$237	$607	$197	$712	$693	$17,590
Provision for (recapture of) loan losses	59	(1,147)	(5)	(77)	34	119	(83)	(1,100)
Charge-offs	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	—	14	—	14
Ending balance	$2,261	$11,795	$232	$530	$231	$841	$610	$16,500

Six months ended
September 30, 2021

Beginning balance	$2,416	$14,089	$233	$638	$294	$852	$656	$19,178
Provision for (recapture of) loan losses	(155)	(2,294)	(1)	(108)	(63)	(33)	(46)	(2,700)
Charge-offs	—	—	—	—	—	(13)	—	(13)
Recoveries	—	—	—	—	—	35	—	35
Ending balance	$2,261	$11,795	$232	$530	$231	$841	$610	$16,500

Three months ended
September 30, 2020

Beginning balance	$2,011	$11,323	$243	$879	$692	$1,281	$647	$17,076
Provision for (recapture of) loan losses	169	1,886	2	(134)	28	(116)	(35)	1,800
Charge-offs	—	—	—	—	—	(23)	—	(23)
Recoveries	—	—	—	—	—	13	—	13
Ending balance	$2,180	$13,209	$245	$745	$720	$1,155	$612	$18,866

Six months ended
September 30, 2020

Beginning balance	$2,008	$6,421	$230	$854	$1,149	$1,363	$599	$12,624
Provision for (recapture of) loan losses	162	6,788	15	(109)	(429)	(140)	13	6,300
Charge-offs	—	—	—	—	—	(88)	—	(88)
Recoveries	10	—	—	—	—	20	—	30
Ending balance	$2,180	$13,209	$245	$745	$720	$1,155	$612	$18,866

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for	for		for	for
September 30, 2021	Impairment	Impairment	Total	Impairment	Impairment	Total

Commercial business	$—	$2,261	$2,261	$110	$206,599	$206,709
Commercial real estate	—	11,795	11,795	133	566,910	567,043
Land	—	232	232	—	15,925	15,925
Multi-family	—	530	530	—	40,455	40,455
Real estate construction	—	231	231	—	13,621	13,621
Consumer	9	832	841	515	70,264	70,779
Unallocated	—	610	610	—	—	—
Total	$9	$16,491	$16,500	$758	$913,774	$914,532

March 31, 2021

Commercial business	$—	$2,416	$2,416	$120	$265,025	$265,145
Commercial real estate	—	14,089	14,089	1,468	541,999	543,467
Land	—	233	233	710	13,330	14,040
Multi-family	—	638	638	753	44,261	45,014
Real estate construction	—	294	294	—	16,990	16,990
Consumer	11	841	852	530	58,049	58,579
Unallocated	—	656	656	—	—	—
Total	$11	$19,167	$19,178	$3,581	$939,654	$943,235

Non-accrual loans: Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $14,000 and $35,000 for the six months ended September 30, 2021 and 2020, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
September 30, 2021	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$1,811	$95	$172	$2,078	$204,631	$206,709
Commercial real estate	—	—	133	133	566,910	567,043
Land	—	—	—	—	15,925	15,925
Multi-family	—	—	—	—	40,455	40,455
Real estate construction	—	—	—	—	13,621	13,621
Consumer	27	—	90	117	70,662	70,779
Total	$1,838	$95	$395	$2,328	$912,204	$914,532

March 31, 2021

Commercial business	$98	$175	$182	$455	$264,690	$265,145
Commercial real estate	—	—	144	144	543,323	543,467
Land	—	—	—	—	14,040	14,040
Multi-family	—	—	—	—	45,014	45,014
Real estate construction	—	—	—	—	16,990	16,990
Consumer	143	1	69	213	58,366	58,579
Total	$241	$176	$395	$812	$942,423	$943,235

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

						Total
		Special				Loans
September 30, 2021	Pass	Mention	Substandard	Doubtful	Loss	Receivable

Commercial business	$206,228	$168	$313	$—	$—	$206,709
Commercial real estate	526,127	31,061	9,855	—	—	567,043
Land	15,925	—	—	—	—	15,925
Multi-family	40,404	43	8	—	—	40,455
Real estate construction	13,621	—	—	—	—	13,621
Consumer	70,689	—	90	—	—	70,779
Total	$872,994	$31,272	$10,266	$—	$—	$914,532

March 31, 2021

Commercial business	$264,564	$399	$182	$—	$—	$265,145
Commercial real estate	494,010	42,045	7,412	—	—	543,467
Land	14,040	—	—	—	—	14,040
Multi-family	44,941	49	24	—	—	45,014
Real estate construction	16,990	—	—	—	—	16,990
Consumer	58,510	—	69	—	—	58,579
Total	$893,055	$42,493	$7,687	$—	$—	$943,235

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

	Recorded	Recorded
	Investment	Investment
	with	with			Related
	No Specific	Specific	Total	Unpaid	Specific
	Valuation	Valuation	Recorded	Principal	Valuation
September 30, 2021	Allowance	Allowance	Investment	Balance	Allowance

Commercial business	$110	$—	$110	$150	$—
Commercial real estate	133	—	133	186	—
Land	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer	397	118	515	623	9
Total	$640	$118	$758	$959	$9

March 31, 2021

Commercial business	$120	$—	$120	$157	$—
Commercial real estate	1,468	—	1,468	1,556	—
Land	710	—	710	740	—
Multi-family	753	—	753	856	—
Consumer	278	252	530	643	11
Total	$3,329	$252	$3,581	$3,952	$11

	Three months ended		Three months ended
	September 30, 2021		September 30, 2020
		Interest		Interest
		Recognized		Recognized
	Average	on	Average	on
	Recorded	Impaired	Recorded	Impaired
	Investment	Loans	Investment	Loans

Commercial business	$112	$—	$132	$—
Commercial real estate	793	—	2,356	15
Land	—	—	714	10
Multi-family	—	—	1,552	22
Consumer	518	6	485	10
Total	$1,423	$6	$5,239	$57

	Six months ended		Six months ended
	September 30, 2021		September 30, 2020
		Interest		Interest
		Recognized		Recognized
	Average	on	Average	on
	Recorded	Impaired	Recorded	Impaired
	Investment	Loans	Investment	Loans

Commercial business	$115	$—	$134	$—
Commercial real estate	1,018	16	2,364	30
Land	—	—	714	20
Multi-family	—	—	1,551	44
Consumer	522	12	467	16
Total	$1,655	$28	$5,230	$110

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	September 30, 2021			March 31, 2021
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$—	$110	$110	$—	$120	$120
Commercial real estate	—	133	133	1,324	144	1,468
Land	—	—	—	710	—	710
Multi-family	—	—	—	753	—	753
Consumer	515	—	515	530	—	530
Total	$515	$243	$758	$3,317	$264	$3,581

At September 30, 2021, the Company had no commitments to lend additional funds on TDR loans. At September 30, 2021, all of the Company’s TDRs were paying as agreed. There were no new TDRs for the three and six months ended September 30, 2021. There was one new TDR for the three and six months ended September 30, 2020. This TDR is a consumer real estate loan secured by a one-to-four family property located in Northwest Oregon where the Company granted a three month payment deferral which extended the maturity date by three months. The recorded investment in the loan prior to modification and at September 30, 2020 was $129,000.

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

The Company performed an impairment assessment as of October 31, 2020 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods. As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company completed a qualitative assessment of goodwill as of September 30, 2021, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.8 million and $26.7 million at September 30, 2021 and March 31, 2021, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both September 30, 2021 and March 31, 2021, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at September 30, 2021 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	1.48%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	1.47%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	3.23%	6/2033
		27,836
Fair value adjustment (4)		(1,045)
Total Debentures		$26,791
(1)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
September 30, 2021	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$43,920	$—	$43,920	$—
Agency securities	46,688	—	46,688	—
Real estate mortgage investment conduits	53,334	—	53,334	—
Residential mortgage-backed securities	92,799	—	92,799	—
Other mortgage-backed securities	41,483	—	41,483	—
Total assets measured at fair value on a recurring basis	$278,224	$—	$278,224	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2021	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$23,566	$—	$23,566	$—
Agency securities	25,315	—	25,315	—
Real estate mortgage investment conduits	55,815	—	55,815	—
Residential mortgage-backed securities	72,248	—	72,248	—
Other mortgage-backed securities	39,360	—	39,360	—
Total assets measured at fair value on a recurring basis	$216,304	$—	$216,304	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 for the six months ended September 30, 2021 and the year ended March 31, 2021.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

	Total	Estimated Fair Value
	Estimated	Measurements Using
September 30, 2021	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$109	$—	$—	$109

March 31, 2021

Impaired loans	$241	$—	$—	$241

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at September 30, 2021 and March 31, 2021:

	Valuation	Significant Unobservable
	Technique	Inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	N/A (1)
	Discounted cash flows	Discount rate	5.375% - 8.000%
(1)	There were no adjustments to appraised values of impaired loans as of September 30, 2021 and March 31, 2021.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
September 30, 2021	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$368,122	$368,122	$—	$—	$368,122
Certificates of deposit held for investment	249	—	259	—	259
Investment securities available for sale	278,224	—	278,224	—	278,224
Investment securities held to maturity	72,109	—	70,707	—	70,707
Loans receivable, net	898,032	—	—	894,170	894,170
FHLB stock	1,722	—	1,722	—	1,722

Liabilities:
Certificates of deposit	120,341	—	120,657	—	120,657
Junior subordinated debentures	26,791	—	—	14,301	14,301

	Carrying				Estimated
March 31, 2021	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$265,408	$265,408	$—	$—	$265,408
Certificates of deposit held for investment	249	—	262	—	262
Investment securities available for sale	216,304	—	216,304	—	216,304
Investment securities held to maturity	39,574	—	38,220	—	38,220
Loans receivable, net	924,057	—	—	920,102	920,102
FHLB stock	1,722	—	1,722	—	1,722

Liabilities:
Certificates of deposit	120,625	—	121,610	—	121,610
Junior subordinated debentures	26,748	—	—	14,434	14,434

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. ASU 2020-04 permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. The Company's current interest rates on its junior subordinated debentures are based upon the three-month LIBOR plus a spread. In January 2021, ASU 2021-01 updated amendments in ASU 2020-04 to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in ASU 2021-01 have differing effective dates, beginning with interim periods including and subsequent to March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of September 30, 2021. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

The CARES Act, signed into law on March 27, 2020, and the CAA 2021, signed into law on December 27, 2020, which extended the CARES Act treatment of TDRs, amended GAAP with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not

TDRs. This includes short-term (e.g., nine months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency by the President or (b) January 1, 2022. As of September 30, 2021, the Company had no loan modifications related to the COVID-19 pandemic. Loan modifications in accordance with the CARES Act are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

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

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Asset management fees	$928	$883	$1,904	$1,857
Debit card and ATM fees	889	816	1,795	1,516
Deposit related fees	417	398	816	751
Loan related fees	311	294	684	529
BOLI (1)	234	242	424	432
Net gains on sales of loans held for sale (1)	—	—	—	28
FHLMC loan servicing fees (1)	21	21	43	49
BOLI death benefit in excess of cash surrender value	21	—	500	—
Other, net	253	165	496	280
Total non-interest income, net	$3,074	$2,819	$6,662	$5,442
(1)	Not within scope of ASC 606

For the three and six months ended September 30, 2021 and 2020, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

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

Contract Balances

As of September 30, 2021, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of this date.

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

Significant off-balance sheet commitments at September 30, 2021 are listed below (in thousands):

Contract or Notional
Amount
Commitments to originate loans:
Adjustable-rate	$9,946
Fixed-rate	20,673
Standby letters of credit	1,870
Undisbursed loan funds and unused lines of credit	140,646
Total	$173,135

Other Contractual Obligations - In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At September 30, 2021, loans under warranty totaled $50.8 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At September 30, 2021, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the six months ended September 30, 2021 and 2020.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheets at the dates indicated (in thousands):

	September 30,		March 31,		Classification in the
Leases	2021		2021		consolidated balance sheets
Finance lease ROU assets	$1,393		$1,432		Financing lease ROU assets
Finance lease liability	$2,307		$2,329		Finance lease liability
Finance lease remaining lease term	18.18	years	18.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$8,129		$8,782		Prepaid expenses and other assets
Operating lease liabilities	$8,538		$9,201		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	7.49	years	7.87	years
Operating lease weighted-average discount rate	1.78%		1.77%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended
Lease Costs	September 30, 2021	September 30, 2020
Finance lease amortization of right-of-use asset	$19	$19
Finance lease interest on lease liability	41	42
Operating lease costs	315	302
Variable lease costs	52	52
Total lease cost (1)	$427	$415

	Six months ended	Six months ended
Lease Costs	September 30, 2021	September 30, 2020
Finance lease amortization of right-of-use asset	$38	$38
Finance lease interest on lease liability	83	85
Operating lease costs	630	651
Variable lease costs	105	105
Total lease cost (1)	$856	$879
(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $365,000 and $730,000 for the three and six months ended September 30, 2021, respectively, compared to $330,000 and $723,000 for the three and six months ended September 30, 2020, respectively. During the three and six months ended September 30, 2021, the Company did not record any operating lease ROU assets that were exchanged for operating lease liabilities. During the three and six months ended September 30, 2020, the Company recorded operating lease ROU assets that were exchanged for operating lease liabilities of $5.0 million and $5.8 million, respectively.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of September 30, 2021 (in thousands):

Year Ended March 31:	Operating	Finance
	Leases	Lease
Remaining of 2022	$718	$107
2023	1,274	215
2024	1,290	219
2025	1,292	222
2026	1,040	226
Thereafter	3,527	3,174
Total minimum lease payments	9,141	4,163
Less: amount of lease payment representing interest	(603)	(1,856)
Lease liabilities	$8,538	$2,307

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the lives of the respective leases. At September 30, 2021 and March 31, 2021, the remaining deferred gain was $297,000 and $377,000, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

Paycheck Protection Program ("PPP") Participation – The Coronavirus Aid, Relief and Economic Security Act of 2020 (“CARES Act”) authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under the PPP which ended August 8, 2020. The Consolidated Appropriations Act, 2021 (“CAA 2021”) reopened the PPP through May 31, 2021 and in January 2021, the Bank began accepting and processing loan applications under PPP round 2 (“PPP2”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA provided the borrower meets the SBA loan forgiveness requirements. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans. Through the conclusion of the initial PPP, we had funded PPP loans totaling $113.5 million. Through the conclusion of PPP2, we had funded PPP2 loans totaling $54.1 million. These PPP loans were originated primarily to existing customers who are small to midsize businesses as well as independent contractors, sole proprietors, partnerships and not-for-profits as allowed under the PPP guidance. As of September 30, 2021, after receipt of SBA loan forgiveness repayments, there were five loans with a remaining balance totaling $437,000 related to the initial PPP round and 275 loans with a remaining balance totaling $32.2 million related to PPP2.

As of September 30, 2021, the total outstanding loan balance and unamortized fees related to PPP loans totaled $33.9 million and $1.2 million, respectively. The SBA has a simplified forgiveness process for PPP loans of $150,000 or less. As of September 30, 2021, the Bank held 219 PPP loans of $150,000 or less with a combined balance of $10.4 million.

Loan Modifications –As of September 30, 2021, the Company had no commercial or consumer loans on deferral that were impacted by COVID-19. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

Branch Operations and Additional Customer Support – The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping our employees safe and the Bank running effectively to serve its customers. We have taken various steps to ensure the safety of our customers and our personnel. Many of our employees are continuing to work remotely or have flexible work schedules. We have established measures within our offices to help ensure the safety of those employees who must work on site. The Company has resumed normal branch activities with specific guidelines in place to help protect the safety of our customers.

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

Executive Overview

As a progressive, community-oriented financial services business, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $898.0 million at September 30, 2021 compared to $924.1 million at March 31, 2021.

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

Operating Strategy

Fiscal year 2022 marks the 99th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At September 30, 2021, commercial and construction loans represented 92.3% of total loans compared to 93.8% at March 31, 2021. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and its core deposits by expanding its customer base throughout its primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through de novo branches, the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. In this regard, the Company previously announced plans for three new branches located in Clark County, Washington, to complement its existing branch network. New branches in both downtown Camas and in the Cascade Park neighborhood of Vancouver opened in fiscal 2021. The third new branch location in Ridgefield is expected to open in the winter of 2021.

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

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company launched MobiMoney™ in January 2021, which allows account holders the ability to control their respective Riverview debit card from a smartphone or tablet. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $1.3 billion at both September 30, 2021 and March 31, 2021. The Company also offers a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits increased $141.7 million at September 30, 2021 compared to March 31, 2021.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

		Other		Commercial &
	Commercial	Real Estate	Real Estate	Construction
	Business	Mortgage	Construction	Total
September 30, 2021

Commercial business	$174,043	$—	$—	$174,043
SBA PPP	32,666	—	—	32,666
Commercial construction	—	—	2,793	2,793
Office buildings	—	129,063	—	129,063
Warehouse/industrial	—	96,321	—	96,321
Retail/shopping centers/strip malls	—	80,226	—	80,226
Assisted living facilities	—	761	—	761
Single purpose facilities	—	260,672	—	260,672
Land	—	15,925	—	15,925
Multi-family	—	40,455	—	40,455
One-to-four family construction	—	—	10,828	10,828
Total	$206,709	$623,423	$13,621	$843,753

March 31, 2021

Commercial business	$171,701	$—	$—	$171,701
SBA PPP	93,444	—	—	93,444
Commercial construction	—	—	9,810	9,810
Office buildings	—	135,526	—	135,526
Warehouse/industrial	—	87,880	—	87,880
Retail/shopping centers/strip malls	—	85,414	—	85,414
Assisted living facilities	—	854	—	854
Single purpose facilities	—	233,793	—	233,793
Land	—	14,040	—	14,040
Multi-family	—	45,014	—	45,014
One-to-four family construction	—	—	7,180	7,180
Total	$265,145	$602,521	$16,990	$884,656

Comparison of Financial Condition at September 30, 2021 and March 31, 2021

Cash and cash equivalents, including interest-earning accounts, totaled $368.1 million at September 30, 2021 compared to $265.4 million at March 31, 2021. The Company’s cash balances fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company’s asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $249,000 at both September 30, 2021 and March 31, 2021.

Investment securities totaled $350.3 million and $255.9 million at September 30, 2021 and March 31, 2021, respectively. The increase was due to investment purchases partially offset by normal pay downs, calls and maturities. During the six months ended September 30, 2021, purchases of investment securities totaled $120.1 million. During the six months ended September 30, 2020, there were no purchases of investment securities. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At September 30, 2021, the Company determined that none of its investment securities required an other than temporary impairment (“OTTI”) charge. For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $898.0 million at September 30, 2021 compared to $924.1 million at March 31, 2021, a decrease of $26.0 million. The decrease was mainly due to the loan forgiveness repayments on SBA PPP loans in addition to a decrease in multi-family and real estate construction loans. These decreases were offset by increase in other commercial business loans, commercial real estate loans and real estate one-to-four family loans. At September 30, 2021, SBA PPP loans, net of deferred fees which are included in the commercial business loan category, totaled $32.7 million as compared to $93.4 million at March 31, 2021. Other types of commercial business loans increased $2.3 million since March 31, 2021. Commercial real estate loans increased $23.6 million which was partially offset by a decrease in multi-family and real estate construction loans of $4.6 million and $3.4 million, respectively. Due to the timing of the completion of these real estate construction projects, balances may fluctuate in these categories. Once these projects are completed, these loans will roll to permanent financing and be classified within a category under other real estate mortgage. Consumer loans increased $12.2 million as a result of the Company purchasing real estate one-to-four family loans totaling $21.8 million as a way to supplement loan originations in this category as the Company transitioned to a model where the Company no longer originates mortgage loans but instead, brokers these loans to third-party mortgage companies. The Company began purchasing commercial loans as a way to supplement loan originations and diversity its commercial loan portfolio. These loans were originated by a third-party located outside the Company’s primary market area and totaled $3.0 million at September 30, 2021. The Company also purchases the guaranteed portion of SBA loans as a way to supplement loan originations, further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area. These loans are purchased with servicing retained by the seller. At September 30, 2021, the Company’s purchased SBA loan portfolio was $43.7 million compared to $47.4 million at March 31, 2021.

Deposits increased $160.6 million to $1.5 billion at September 30, 2021 compared to $1.3 billion at March 31, 2021. The increase was due to proceeds from SBA PPP loans deposited directly into customer accounts and also due to a change in savings and spending habits as a result of COVID-19. The Company had no wholesale-brokered deposits at September 30, 2021 and March 31, 2021. Core branch deposits accounted for 96.5% of total deposits at September 30, 2021 compared to 97.4% at March 31, 2021. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' equity increased $8.2 million to $159.8 million at September 30, 2021 from $151.6 million at March 31, 2021. The increase was mainly attributable to net income of $12.2 million. The increase was partially offset by payments of cash dividends totaling $2.3 million and the repurchase of 249,908 shares of common stock totaling $1.7 million during the six months ended September 30, 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of September 30, 2021.

As of September 30, 2021, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Capital:
(To Risk-Weighted Assets)	$161,226	17.42%	$74,040	8.0%	$92,549	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	149,591	16.16	55,530	6.0	74,040	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	149,591	16.16	41,647	4.5	60,157	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	149,591	9.08	65,884	4.0	82,355	5.0

March 31, 2021
Total Capital:
(To Risk-Weighted Assets)	$151,555	17.35%	$69,879	8.0%	$87,349	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	140,529	16.09	52,409	6.0	69,879	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	140,529	16.09	39,307	4.5	56,777	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	140,529	9.63	58,344	4.0	72,930	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of September 30, 2021, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at September 30, 2021, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2021, the Bank used its sources of funds primarily to fund loan commitments. At September 30, 2021, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $646.6 million, or 37.7% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, including FRB borrowings and FHLB advances consistent with its asset/liability objectives. At September 30, 2021, the Bank had no advances from the FRB and maintains a credit facility with the FRB with available borrowing capacity of $42.9 million, subject to sufficient collateral. At September 30, 2021, the Bank had no advances from the FHLB and had an available borrowing capacity of $238.5 million, subject to sufficient collateral and stock investment. At September 30, 2021, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At September 30, 2021 and March 31, 2021, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $56.2 million, or 3.7% of total deposits, and $37.9 million, or 2.8% of total deposits, at September 30, 2021 and March 31, 2021, respectively. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. At September 30, 2021 and March 31, 2021, the Company had no deposits through this listing service. Although the Company did not originate any internet-based deposits during the six months ended September 30, 2021, the Company may do so in the future consistent with its asset/liability objectives. The combination of all the Bank’s funding sources gives the Bank available liquidity of $1.2 billion, or 67.6% of total assets at September 30, 2021.

At September 30, 2021, the Company had total commitments of $173.1 million, which includes commitments to extend credit of $30.6 million, unused lines of credit totaling $114.2 million, undisbursed construction loans totaling $26.5 million, and standby letters of credit totaling $1.9 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2021 totaled $81.6 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $40.1 million at September 30, 2021.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. At September 30, 2021, Riverview Bancorp, Inc. had $9.7 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans were $490,000 or 0.03% of total assets at September 30, 2021 compared with $571,000 or 0.04% of total assets at March 31, 2021.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	September 30, 2021		March 31, 2021
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	4	$267	3	$357
Commercial real estate	1	133	1	144
Consumer	8	90	5	70
Total	13	$490	9	$571

The allowance for loan losses was $16.5 million or 1.80% of total loans at September 30, 2021 compared to $19.2 million or 2.03% of total loans at March 31, 2021. The Company recorded a recapture of loan losses of $2.7 million for the six months ended September 30, 2021 compared to a provision for loan losses of $6.3 million for the six months ended September 30, 2020. The decrease in the allowance for loan losses was primarily due to the continued improvement since March 31, 2021 in the national and local economy associated with the recovery from the COVID-19 pandemic. Our SBA PPP loans were omitted from the calculation of the required allowance for loan losses at September 30, 2021 and 2020 as these loans are fully guaranteed by the SBA and management expects that a majority of SBA PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA, which in turn, the SBA will reimburse the Bank for the amount forgiven.

The coverage ratio of allowance for loan losses to nonperforming loans was 3367.35% at September 30, 2021 compared to 3358.67% at March 31, 2021. At September 30, 2021, the Company identified $243,000 or 49.56% of its nonperforming loans as impaired and performed a specific valuation analysis on each loan resulting in no specific reserves being required for these impaired loans.

Management considers the allowance for loan losses to be adequate at September 30, 2021 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in national and local economic conditions (including declines as a result of the COVID-19 pandemic), results of examinations by the Company’s banking regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows and the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. All of the Company’s TDRs were paying as agreed at September 30, 2021.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2021	March 31, 2021

Loans accounted for on a non-accrual basis:
Commercial business	$172	$182
Other real estate mortgage	133	144
Consumer	90	69
Total	395	395
Accruing loans which are contractually past due 90 days or more	95	176
Total nonperforming assets	$490	$571

Foregone interest on non-accrual loans (1)	$14	$49
Total nonperforming loans to total loans	0.05%	0.06%
Total nonperforming loans to total assets	0.03%	0.04%
Total nonperforming assets to total assets	0.03%	0.04%
(1)	Six months ended September 30, 2021 and year ended March 31, 2021.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
September 30, 2021

Commercial business	$172	$95	$267
Commercial real estate	133	—	133
Consumer	87	3	90
Total nonperforming assets	$392	$98	$490

March 31, 2021

Commercial business	$182	$175	$357
Commercial real estate	144	—	144
Consumer	63	7	70
Total nonperforming assets	$389	$182	$571

The composition of land acquisition and development and speculative and custom/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest	Other	Southwest
	Oregon	Oregon	Washington	Total
September 30, 2021

Land acquisition and development	$2,167	$1,022	$12,736	$15,925
Speculative and custom/presold construction	—	162	10,666	10,828
Total	$2,167	$1,184	$23,402	$26,753

March 31, 2021

Land acquisition and development	$2,221	$1,765	$10,054	$14,040
Speculative and custom/presold construction	—	450	5,382	5,832
Total	$2,221	$2,215	$15,436	$19,872

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	September 30, 2021		March 31, 2021
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	2	$141	—	$—
Commercial real estate	4	9,722	2	7,268
Multi-family	1	8	2	24
Total	7	$9,871	4	$7,292

At September 30, 2021, loans delinquent 30 - 89 days were 0.20% of total loans compared to 0.03% at March 31, 2021 and were comprised mainly of commercial business and consumer loans. There were no loans 30 - 89 days delinquent in the commercial real estate (“CRE”) portfolio. At September 30, 2021, CRE loans represented the largest portion of the loan portfolio at 62.00% of total loans and commercial business represented 22.60% of total loans.

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

The Company also completed a qualitative assessment of goodwill as of September 30, 2021 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at September 30, 2021. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were deemed sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. It is also possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected; however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital.

Comparison of Operating Results for the Three and Six Months Ended September 30, 2021 and 2020

Net Income. Net income was $6.4 million, or $0.29 per diluted share for the three months ended September 30, 2021, compared to $2.5 million, or $0.11 per diluted share for same prior year period. Net income for the six months ended September 30, 2021 and 2020 was $12.2 million, or $0.55 per diluted share, and $3.0 million, or $0.14 per diluted share, respectively. The Company’s net income increased primarily as a result of increased net interest income and the recapture of loan losses of $1.1 million and $2.7 million for the three and six months ended September 30, 2021, respectively, compared to a provision for loan losses of $1.8 million and $6.3 million for the three and six months ended September 30, 2020, respectively. The Company recognized in other non-interest expense a $1.0 million gain on sale of premises and equipment during the three months ended September 30, 2021 that was not present during the three months ended September 30, 2020. In addition, the Company recognized in other non-interest income a $500,000 BOLI death benefit during the six months ended September 30, 2021 that was not present during the six months ended September 30, 2020.

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

Net interest income for the three and six months ended September 30, 2021 was $12.4 million and $23.7 million, representing an increase of $1.3 million and $1.5 million, respectively, compared to the three and six months ended September 30, 2020. The net interest margin for the three and six months ended September 30, 2021 was 3.12% and 3.09%, respectively, compared to 3.33% and 3.48% for the three and six months ended September 30, 2020. The decrease in the net interest margin was primarily the result of the continued low interest rate environment putting downward pressure on adjustable rate instruments. Additionally, net interest margin decreased due to the impact of the low loan yields on the SBA PPP loan portfolio and lower yields on new loan originations and investment purchases as compared to the yields on the legacy loan and investment securities portfolios. The increase in low yielding overnight cash balances also caused a decrease in the average yield on interest-earning assets partially offset by the decrease in the average yield on interest-bearing liabilities. Finally, the decrease in net interest margin was due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate changes.

Interest and Dividend Income. Interest and dividend income for the three and six months ended September 30, 2021 was $13.0 million and $24.9 million, respectively, compared to $11.9 million and $24.2 million, respectively, for the same periods in the prior year. The increase for the three months ended September 30, 2021 was primarily due to the increase in interest on investment securities of $669,000 when compared to the three months ended September 30, 2020 due to the overall increase in average balance of investment securities. In addition, interest income on loans receivable increased $280,000 due to the 10 basis point increase in the average yield on mortgage loans to 5.17% for the three months ended September 30, 2021, which included loan prepayment fees of $645,000, compared to 5.07% for the three months ended September 30, 2020, which included loan prepayment fees of $98,000. Interest and dividend income for the six months ended September 30, 2021 increased primarily due to a $1.0 million increase in interest income on investment securities which offset a $472,000 decrease in interest income on loans receivable. The average yield on non-mortgage related loans increased 149 basis points to 4.94% and 89 basis points to 4.47% for the three and six months ended September 30, 2021, respectively, predominantly from higher deferred SBA PPP loan fees recognized from SBA PPP loans that are forgiven. SBA PPP loans have a favorable impact on our non-mortgage loan yields when SBA PPP loans are forgiven and the remaining deferred fees are recognized. Loan interest income was also impacted by the decline in the average balance of net loans between periods. The substantial increase in the average balance of overnight cash balances as a result of the increase in deposit balances, is negatively impacting the average yield on interest earning assets which decreased 34 basis points to 3.26% for the three months ended September 30, 2021, compared to 3.60% for the three months ended September 30, 2020. The average yield on interest earning assets was 3.25% for the six months ended September 30, 2021, compared to 3.80% for the six months ended September 30, 2020.  Interest and dividend income for the three and six months ended September 30, 2021 included $928,000 and $1.8 million, respectively, of interest income and fees earned related to SBA PPP loans, compared to $760,000 and $1.4 million, respectively, for the same periods in the prior year.

The average balance of net loans decreased $80.8 million and $71.3 million to $903.0 million and $914.0 million for the three and six months ended September 30, 2021, respectively, from $983.7 million and $985.3 million for the same periods in the prior year. The average yield on net loans increased to 5.11% and 4.89%, respectively, for the three and six months ended September 30, 2021 compared to 4.58% and 4.63% for the same periods in the prior year due primarily to loan prepayment fees and remaining deferred fees are recognized upon SBA PPP loan forgiveness. For the three and six months ended September 30, 2021, the average balance of SBA PPP loans was $46.2 million and $63.1 million, respectively, and the average yield on SBA PPP loans was 7.97% and 5.75%, respectively, which included the recognition of the net deferred fees. The impact of SBA PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met. This increase in the average yield of net loans and the average balance of investment securities between the periods, was the primary reason for overall increase in interest and dividend income.

Interest Expense. Interest expense totaled $589,000 and $1.2 million for the three and six months ended September 30, 2021, respectively, compared to $885,000 and $2.0 million for the three and six months ended September 30, 2020, respectively. Interest expense on deposits decreased $258,000 and $674,000 for the three and six months ended September 30, 2021, respectively, compared to the same periods in the prior year due to the overall decrease in the weighted average interest rate on interest-bearing deposits. The weighted average interest rate on interest-bearing deposits decreased to 0.16% and 0.17% for the three and six months ended September 30, 2021, respectively, compared to 0.33% and 0.39% for the same periods in the prior year. The decrease in the weighted average interest rate on regular savings accounts and certificates of deposits contributed primarily to the overall decrease in the expense on deposits which reflects the market’s response to the 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic. The average balance of interest-bearing deposits increased $199.0 million and $185.3 million for the three and six months ended September 30, 2021, respectively, compared to the same periods in the prior year. The increase in the average balance of interest-bearing deposits is due primarily to proceeds from SBA PPP loans deposited directly into customer accounts, government stimulus checks and an increase in savings trends and a change in spending habits as a result of COVID-19.

Interest expense on borrowings decreased $38,000 and $96,000 for the three and six months ended September 30, 2021, respectively, compared to the same periods in the prior year. The average balance of other interest-bearing liabilities decreased $29.9 million and $25.5 million for the three and six months ended September 30, 2021, respectively, compared to the same periods in the prior year. The weighted average interest rate on other interest-bearing liabilities increased to 2.59% and 2.63% for the three and six months ended September 30, 2021, respectively, compared to 1.53% and 1.75% for the same periods in the prior year due to the higher rate paid on the outstanding junior subordinated debentures as compared to the outstanding FHLB borrowings. Overall, total interest expense is lower due to the decrease in the weighted average interest rate on interest-bearing liabilities for the three and six months ended September 30, 2021 and 2020, respectively, in addition to no outstanding borrowings for the three and six months ended September 30, 2021 compared to $30.0 million in outstanding borrowings for the three and six months ended September 30, 2020.

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

	Three Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$677,619	$8,822	5.17%	$684,682	$8,746	5.07%
Non-mortgage loans	225,352	2,804	4.94	299,055	2,600	3.45
Total net loans (1)	902,971	11,626	5.11	983,737	11,346	4.58

Investment securities (2)	326,100	1,208	1.47	129,090	527	1.62
Daily interest-earning assets	2,845	—	—	42	—	—
Other earning assets	345,736	148	0.17	205,934	81	0.16
Total interest-earning assets	1,577,652	12,982	3.26	1,318,803	11,954	3.60

Non-interest-earning assets:
Office properties and equipment, net	19,415			18,069
Other non-interest-earning assets	79,874			76,617
Total assets	$1,676,941			$1,413,489

Interest-bearing liabilities:
Regular savings accounts	$319,919	64	0.08	$252,153	91	0.14
Interest checking accounts	280,282	22	0.03	220,190	20	0.04
Money market accounts	273,024	36	0.05	190,635	34	0.07
Certificates of deposit	121,051	277	0.91	132,277	512	1.54
Total interest-bearing deposits	994,276	399	0.16	795,255	657	0.33

Other interest-bearing liabilities	29,113	190	2.59	59,048	228	1.53
Total interest-bearing liabilities	1,023,389	589	0.23	854,303	885	0.41

Non-interest-bearing liabilities:
Non-interest-bearing deposits	475,035			395,296
Other liabilities	18,723			13,489
Total liabilities	1,517,147			1,263,088
Shareholders’ equity	159,794			150,401
Total liabilities and shareholders’ equity	$1,676,941			$1,413,489
Net interest income		$12,393			$11,069
Interest rate spread			3.03%			3.19%
Net interest margin			3.12%			3.33%

Ratio of average interest-earning assets to average interest-bearing liabilities			154.16%			154.37%

Tax equivalent adjustment (3)		$17			$5

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Six Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	and		Average	and
	Balance	Dividend	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$671,346	$16,963	5.04%	$697,351	$17,708	5.06%
Non-mortgage loans	242,660	5,439	4.47	287,917	5,166	3.58
Total net loans (1)	914,006	22,402	4.89	985,268	22,874	4.63

Investment securities (2)	302,699	2,273	1.50	134,309	1,206	1.79
Daily interest-earning assets	2,734	—	—	88	—	—
Other earning assets	309,015	243	0.16	151,342	118	0.16
Total interest-earning assets	1,528,454	24,918	3.25	1,271,007	24,198	3.80

Non-interest-earning assets:
Office properties and equipment, net	19,356			17,787
Other non-interest-earning assets	78,962			77,654
Total assets	$1,626,772			$1,366,448

Interest-bearing liabilities:
Regular savings accounts	$307,858	120	0.08	$245,976	307	0.25
Interest checking accounts	273,574	43	0.03	211,090	47	0.04
Money market accounts	258,758	71	0.05	186,089	87	0.09
Certificates of deposit	122,099	607	0.99	133,863	1,074	1.60
Total interest-bearing deposits	962,289	841	0.17	777,018	1,515	0.39

Other interest-bearing liabilities	29,097	384	2.63	54,616	480	1.75
Total interest-bearing liabilities	991,386	1,225	0.25	831,634	1,995	0.48

Non-interest-bearing liabilities:
Non-interest-bearing deposits	459,173			371,259
Other liabilities	18,813			13,002
Total liabilities	1,469,372			1,215,895
Shareholders’ equity	157,400			150,553
Total liabilities and shareholders’ equity	$1,626,772			$1,366,448
Net interest income		$23,693			$22,203
Interest rate spread			3.00%			3.32%
Net interest margin			3.09%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities			154.17%			152.83%

Tax equivalent adjustment (3)		$33			$11
(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended September 30,			Six Months Ended September 30,
	2021 vs 2020			2021 vs 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$(92)	$168	$76	$(674)	$(71)	$(745)
Non-mortgage loans	(742)	946	204	(889)	1,162	273
Investment securities (1)	734	(53)	681	1,290	(223)	1,067
Daily interest-earning	—	—	—	—	—	—
Other earning assets	62	5	67	125	—	125
Total interest income	(38)	1,066	1,028	(148)	868	720

Interest Expense:
Regular savings accounts	19	(46)	(27)	63	(250)	(187)
Interest checking accounts	7	(5)	2	10	(14)	(4)
Money market accounts	13	(11)	2	27	(43)	(16)
Certificates of deposit	(41)	(194)	(235)	(87)	(380)	(467)
Other interest-bearing liabilities	(149)	111	(38)	(278)	182	(96)
Total interest expense	(151)	(145)	(296)	(265)	(505)	(770)
Net interest income	$113	$1,211	$1,324	$117	$1,373	$1,490
(1)	Interest is presented on a fully tax-equivalent basis.

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

In accordance with GAAP, loans acquired from MBank during the fiscal year ended March 31, 2017 were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $562,000 and $722,000 at September 30, 2021 and March 31, 2021, respectively.

The Company recorded a recapture of loan losses of $1.1 million and $2.7 million for the three and six months ended September 30, 2021, respectively, compared to a provision for loan losses of $1.8 million and $6.3 million for the three and six months ended September 30, 2020. The recapture of loan losses for the three and six months ended September 30, 2021 is based primarily upon the improving economic conditions associated with the COVID-19 pandemic since March 31, 2021. The provision for loan losses for the three and six months ended September 30, 2020 was primarily due to the uncertain economic conditions resulting from the COVID-19 pandemic and its expected adverse economic effect on the respective industry exposures within our loan portfolio at that time. Any future decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Net recoveries totaled $10,000 and $22,000 for the three and six months ended September 30, 2021, respectively, compared to net charge-offs of $10,000 and $58,000 for the three and six months ended September 30, 2020, respectively. Annualized net recoveries was an insignificant amount for the three and six months ended September 30, 2021, respectively, compared to annualized net charge-offs of 0.00% and 0.01% for the three and six months ended September 30, 2020, respectively. Nonperforming loans were $490,000 at September 30, 2021, compared to $1.3 million at September 30, 2020. The ratio of allowance for loan losses to nonperforming loans was 3367.35% at September 30, 2021 compared to 1479.69% at September 30, 2020. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of September 30, 2021, the Company had identified $758,000 of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $640,000 have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At September 30, 2021, charge-offs on these impaired loans totaled $85,000 from their original loan balances. The remaining $118,000 of impaired loans has specific valuation allowances totaling $9,000 at September 30, 2021.

Non-Interest Income. Non-interest income increased $255,000 and $1.2 million to $3.1 million and $6.7 million for the three and six months ended September 30, 2021, respectively, compared to $2.8 million and $5.4 million in the same periods in the prior year primarily due to the increase in fees and service charges and a BOLI death benefit. Fees and service charges increased to $1.8 million and $3.7 million, respectively, for the three and six months ended September 30, 2021 compared to $1.6 million and $3.1 million, respectively, in the same period in the prior year primarily from an increase in customer transactions reflecting improvements in our local economies as businesses reopen in our market area. Non-interest income also included a BOLI death benefit on a former employee of $500,000 during the six months ended September 30, 2021 that was not present during the six months ended September 30, 2020.

Non-Interest Expense. Non-interest expense decreased $649,000 and $197,000 to $8.2 million and $17.3 million for the three and six months ended September 30, 2021, respectively, compared to $8.8 million and $17.5 million in the same periods in the prior year. These decreases were primarily due to the recognition of a $1.0 million gain on sale of premises and equipment related to the sale of a building related to a former branch location. The decrease for the six months ended September 30, 2021 was partially offset by an increase in salaries and employee benefits of $818,000 mainly due to capitalized loan origination costs related to SBA PPP loans incurred during the six months ended September 30, 2020, which are deferred and amortized over the life of the loan. Data processing expense increased $131,000 for the six months ended September 30, 2021 due to the increased cost associated with the increase in the volume of customer transactions being processed related to our core banking platform and continued investments into enhancing our information technology infrastructure and other technology expenditures compared to the same prior year period.

Income Taxes. The provision for income taxes was $1.9 million and $3.5 million for the three and six months ended September 30, 2021, respectively, compared to $704,000 and $790,000 for the same periods in the prior year. The increase in the provision for income taxes was due to higher pre-tax income for the three and six months ended September 30, 2021 compared to the same periods in the prior year. Income before income taxes was $8.4 million and $15.7 million for the three and six months ended September 30, 2021, respectively, compared to $3.2 million and $3.8 million for the same periods in the prior year. The increase was mainly due to the recapture of loan losses for the three and six months ended September 30, 2021 compared to the provision for loan losses for the three and six months ended September 30, 2020. The Company’s effective tax rate for the three and six months ended September 30, 2021 was 23.1% and 22.4%, respectively, compared to 21.7% and 20.7% for the three and six months ended September 30, 2020. The lower effective tax rate for the three and six months ended September 30, 2020 is due to lower pretax income being offset by investments in tax-exempt bank owned life insurance. At September 30, 2021, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At September 30, 2021, the Company had a net deferred tax asset of $5.5 million compared to $5.4 million at March 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2021 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of September 30, 2021 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on September 30, 2021 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended September 30, 2021, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2021:

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
July 1, 2021	—	$—	—	$4,507,707
July 1, 2021 – July 31, 2021	166,657	6.97	166,657	3,346,108
August 1, 2021 – August 31, 2021	9,884	7.03	9,884	3,276,623
September 1, 2021 – September 30, 2021	—	—	—
Total	176,541	$6.97	176,541	$3,276,623

On June 10, 2021, the Company announced that its Board of Directors adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to $5.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in private negotiated transactions, over a period beginning on June 21, 2021 continuing until the earlier of the completion of the repurchase or the next six months, depending on market conditions. During the quarter ended September 30, 2021, the Company repurchased approximately $1.2 million worth of the Company’s outstanding shares under the repurchase authorization, leaving approximately $3.3 million worth of the Company’s outstanding shares available for future repurchase.

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
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2021 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2019, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(9)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Kevin J. Lycklama	By:	/S/ David Lam
	Kevin J. Lycklama		David Lam
	President and Chief Executive Officer		Executive Vice President and
	Director		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 12, 2021	Date:	November 12, 2021