Form 10-K
period 2022-03-31
RIVERVIEW BANCORP INC
filed 2022-06-15
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2022  OR

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant’s Common Stock as quoted on the Nasdaq Global Select Market System under the symbol “RVSB” on September 30, 2021 was $161,137,420 (22,164,707 shares at $7.27 per share). As of June 15, 2022, there were issued and outstanding 22,157,147 and 22,128,907 shares, respectively, of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (Part III).

As used in this Form 10-K, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-K, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (“COVID-19”) and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; the future of the London Interbank Offered Rate ("LIBOR"), and the transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to originate loans for sale and sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks (“WDFI”) and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and including changes as a result of COVID-19; the Company’s ability to attract and retain deposits; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames; future goodwill impairment due to changes in Riverview’s business, changes in market conditions, or other factors; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards, including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA 2021”); the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”).

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. Further, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic. These risks could cause our actual results for fiscal 2023 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the bank holding company of Riverview Community Bank (the “Bank”). At March 31, 2022, the Company had total assets of $1.7 billion, total deposits of $1.5 billion and total shareholders’ equity of $157.2 million. The Company’s executive offices are located in Vancouver, Washington. The Bank’s subsidiary, Riverview Trust Company (the “Trust Company”), is a trust and financial services company located in downtown Vancouver, Washington, and provides full-service brokerage activities, trust and asset management services.

Substantially all of the Company’s business is conducted through the Bank, which until April 28, 2021, was a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank converted from a federally chartered savings bank to a Washington state-chartered commercial bank on April 28, 2021. As a Washington state-chartered commercial bank, the Bank’s regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits. The Bank’s deposits are insured up to applicable limits by the FDIC. The Board of Governors of the Federal Reserve System (“Federal Reserve”) remains the primary federal regulator for the Company. In connection with the Bank’s charter conversion, the Company converted from a Savings and Loan Holding Company to a Bank Holding Company. The Bank is also a member of the Federal Home Loan Bank of Des Moines (“FHLB”) which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”).

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $975.9 million at March 31, 2022 compared to $924.1 million at March 31, 2021.

During the last two fiscal years the Bank participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The PPP ended on May 31, 2021. Under this program we began processing applications for loan forgiveness in the fourth calendar quarter of 2020. As of March 31, 2022, the Company held SBA PPP loans with a total outstanding balance of $3.1 million.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial business and commercial real estate loans in its loan portfolio which carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate consumer real estate one-to-four family mortgages.

Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our seventeen branches, including, among others, ten in Clark County, three in the Portland metropolitan area and three lending centers.

Market Area

The Company conducts operations from its home office in Vancouver, Washington and seventeen branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Ridgefield and Vancouver, Washington (six branch offices), and Portland, Gresham, Tualatin and Aumsville, Oregon. The Trust Company has two locations, one in downtown Vancouver, Washington and one in Lake Oswego, Oregon, providing full-service brokerage activities, trust and asset management services. Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank. The Bank’s Business and Professional Banking Division, with two lending offices located in Vancouver and one in Portland, offers commercial and business banking services.

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include: Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, WaferTech, Nautilus, Barrett Business Services, PeaceHealth and Banfield Pet Hospitals, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area and the Portland metropolitan area are sources of tourism.

Lending Activities

General.  At March 31, 2022, the Company’s net loans receivable totaled $975.9 million, or 56.1% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan. Our current loan policy generally limits the maximum amount of loans we can make to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $34.0 million, at March 31, 2022. At this date, the Bank’s largest lending relationship with one borrower was $30.3 million, which consisted of a multi-family loan of $18.0 million, a commercial real estate loan of $12.2 million and a consumer loan of $45,000. All loans were performing in accordance with their original payment terms at March 31, 2022.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company’s loan portfolio, excluding loans held for sale, by type of loan at the dates indicated (dollars in thousands):

	At March 31,
	2022		2021
	Amount	Percent	Amount	Percent
Commercial and construction:
Commercial business	$228,091	23.03%	$265,145	28.11%
Commercial real estate	582,837	58.85	543,467	57.62
Land	11,556	1.16	14,040	1.49
Multi-family	60,211	6.08	45,014	4.77
Real estate construction	24,160	2.44	16,990	1.80
Total commercial and construction	906,855	91.56	884,656	93.79
Consumer:
Real estate one-to-four family	82,006	8.28	56,405	5.98
Other installment	1,547	0.16	2,174	0.23
Total consumer	83,553	8.44	58,579	6.21
Total loans	990,408	100.00%	943,235	100.00%
Less:
Allowance for loan losses	14,523		19,178
Total loans receivable, net	$975,885		$924,057

Loan Portfolio Composition. The following tables set forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands):

		Other		Commercial and
	Commercial	Real Estate	Real Estate	Construction
	Business	Mortgage	Construction	Total
March 31, 2022

Commercial business	$225,006	$—	$—	$225,006
SBA PPP	3,085	—	—	3,085
Commercial construction	—	—	12,741	12,741
Office buildings	—	124,690	—	124,690
Warehouse/industrial	—	100,184	—	100,184
Retail/shopping centers/strip malls	—	97,192	—	97,192
Assisted living facilities	—	663	—	663
Single purpose facilities	—	260,108	—	260,108
Land	—	11,556	—	11,556
Multi-family	—	60,211	—	60,211
One-to-four family construction	—	—	11,419	11,419
Total	$228,091	$654,604	$24,160	$906,855

March 31, 2021

Commercial business	$171,701	$—	$—	$171,701
SBA PPP	93,444	—	—	93,444
Commercial construction	—	—	9,810	9,810
Office buildings	—	135,526	—	135,526
Warehouse/industrial	—	87,880	—	87,880
Retail/shopping centers/strip malls	—	85,414	—	85,414
Assisted living facilities	—	854	—	854
Single purpose facilities	—	233,793	—	233,793
Land	—	14,040	—	14,040
Multi-family	—	45,014	—	45,014
One-to-four family construction	—	—	7,180	7,180
Total	$265,145	$602,521	$16,990	$884,656

Commercial Business Lending. At March 31, 2022, the commercial business loan portfolio totaled $228.1 million, or 23.0% of total loans, including $3.1 million of SBA PPP loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

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

Other Real Estate Mortgage Lending. At March 31, 2022, the other real estate mortgage loan portfolio totaled $654.6 million, or 66.1% of total loans. The Company originates other real estate mortgage loans secured by office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively “commercial real estate loans” or “CRE”); as well as land and multi-family loans primarily located in its market area. At March 31, 2022, owner occupied properties accounted for 27.6% and non-owner occupied properties accounted for 72.4% of the Company’s commercial real estate loan portfolio.

Commercial real estate and multi-family loans typically have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than residential one-to-four family loans. As a result, commercial real estate and multi-family loans are generally priced at a higher rate of interest than residential one-to-four family loans. Often payments on loans secured by commercial properties are dependent on the successful operation and management of the property securing the loan or business conducted on the property securing the loan; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The Company seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. Loans are secured by first mortgages and often require specified debt service coverage (“DSC”) ratios depending on the characteristics of the collateral. The Company generally imposes a minimum DSC ratio of 1.20 for loans secured by income producing properties. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, DSC ratio and other factors.

The Company actively pursues commercial real estate loans. Loan demand within the Company’s market area was competitive in fiscal year 2022 as economic conditions and competition for strong credit-worthy borrowers remained high. At March 31, 2022, the Company had one commercial real estate loan of $122,000 on non-accrual status. At March 31, 2021, the Company had one commercial real estate loan of $144,000 on non-accrual status. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Risks Related to Our Lending – Our emphasis on commercial real estate lending may expose us to increased lending risks.”

Land acquisition and development loans are included in the other real estate mortgage loan portfolio balance and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchases and infrastructure development of properties (e.g. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sales to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. At March 31, 2022, land acquisition and development loans totaled $11.6 million, or 1.16% of total loans compared to $14.0 million, or 1.49% of total loans at March 31, 2021. The largest land acquisition and development loan had an outstanding balance at March 31, 2022 of $3.3 million and was performing according to its original payment terms. At March 31, 2022, all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At March 31, 2022 and 2021, the Company had no land acquisition and development loans on non-accrual status.

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

The composition of the Company’s construction loan portfolio, including undisbursed funds, was as follows at the dates indicated (dollars in thousands):

	At March 31,
	2022		2021
	Amount (1)	Percent	Amount (1)	Percent

Speculative construction	$16,561	26.22%	$3,598	11.76%
Commercial/multi-family construction	37,429	59.27	14,597	47.71
Custom/presold construction	9,160	14.51	10,973	35.86
Construction/permanent	—	—	1,428	4.67
Total	$63,150	100.00%	$30,596	100.00%

(1) Includes undisbursed funds of $39.0 million and $13.6 million at March 31, 2022 and 2021, respectively.

At March 31, 2022, the balance of the Company’s construction loan portfolio, including undisbursed funds, was $63.2 million compared to $30.6 million at March 31, 2021. The $32.6 million increase was primarily due to a $22.8 million increase in commercial/multi-family construction loans along with an increase of $13.0 million in speculative construction loans. The Company plans to continue to proactively manage its construction loan portfolio in fiscal year 2023 while continuing to originate new construction loans to selected customers.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2022 was a loan to finance the construction of thirty-six townhomes totaling $2.5 million that is secured by  property located in the Company’s market area. The average balance of loans in the speculative construction loan portfolio at March 31, 2022 was $364,000. At March 31, 2022 and 2021, the Company had no speculative construction loans on non-accrual status.

The composition of land acquisition and development and speculative construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest	Other	Southwest	Other
	Oregon	Oregon	Washington	Washington	Total
March 31, 2022

Land acquisition and development	$2,111	$—	9,445	$—	$11,556
Speculative and presold construction	—	—	10,989	430	11,419
Total	$2,111	$—	$20,434	$430	$22,975

March 31, 2021

Land acquisition and development	$2,221	$1,765	$10,054	$—	$14,040
Speculative and presold construction	—	450	5,382	—	5,832
Total	$2,221	$2,215	$15,436	$—	$19,872

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Presold construction loans are generally originated for a term of 12 months. At March 31, 2022 and 2021, presold construction loans totaled $4.5 million and $4.0 million, respectively.

Unlike speculative and presold construction loans, custom construction loans are made directly to the homeowner. At March 31, 2022 and 2021, the Company had no custom construction loans. Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. For adjustable rate loans, the interest rates adjust on their first adjustment date. See “Mortgage Brokerage” and “Mortgage Loan Servicing” below for more information. At March 31, 2022, the Company had no construction/permanent loans.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2022, commercial construction loans totaled $12.7 million, or 52.7% of total real estate construction loans and 1.3% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2022, the largest commercial construction loan had a balance of $4.5 million and was performing according to its original repayment terms. The average balance of loans in the commercial construction loan portfolio at March 31, 2022 was $1.4 million. At March 31, 2022 and 2021, the Company had no commercial construction loans on non-accrual status.

The Company has originated construction and land acquisition and development loans where a component of the cost of the project was the interest required to service the debt during the construction period of the loan, sometimes known as interest reserves. The Company allows disbursements of this interest component as long as the project is progressing as originally projected and if there has been no deterioration in the financial standing of the borrower or the underlying project. If the Company makes a determination that there is such deterioration, or if the loan becomes nonperforming, the Company halts any disbursement of those funds identified for use in paying interest. In some cases, additional interest reserves may be taken by use of deposited funds or through credit lines secured by separate and additional collateral. For additional information concerning the risks related to construction lending, see Item 1A. “Risk Factors – Risks Related to our Lending Activities – Our real estate construction and land acquisition and development loans expose us to risk.”

Consumer Lending. Consumer loans totaled $83.6 million at March 31, 2022 and were comprised of $70.7 million of one-to-four family mortgage loans, $10.5 million of home equity lines of credit, $820,000 of land loans to consumers for the future construction of one-to-four family homes and $1.5 million of other secured and unsecured consumer loans, which included one purchased automobile loan of $6,000.

One-to-four family residences located in the Company’s primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that originated loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. At March 31, 2022, the Company had two residential real estate loans totaling $51,000 on non-accrual status compared to three residential real estate loans totaling $64,000 at March 31, 2021. All of these loans were secured by properties located in Oregon and Washington. The Company no longer originates one-to-four family mortgage loans. During the fiscal year 2022, the Company purchased $43.4 million of one-to-four family loans as a way to supplement loan originations in this category.

The Company also originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. At March 31, 2022, the Company had no installment loans on non-accrual status. At March 31, 2021, the Company had no installment loans on non-accrual status other than one purchased automobile loan of  $6,000. The Company did not purchase any automobile loans during fiscal years 2022 and 2021 and does not have plans to purchase any additional automobile loan pools.

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

Loan Maturity. The following table sets forth certain information at March 31, 2022 regarding the dollar amount of loans maturing in the Company’s total loan portfolio based on their contractual terms to maturity but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments or stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees (in thousands):

	Within	After 1-5	After 5-15	Beyond 15
	1 Year	Years	Years	Years	Total
Commercial and construction:
Commercial business	$14,177	$34,947	$83,502	$95,465	$228,091
Commercial real estate	15,985	111,344	447,362	8,146	582,837
Land	4,599	5,385	1,572	—	11,556
Multi-family	112	4,415	54,573	1,111	60,211
Real estate construction	9,036	1,056	14,068	—	24,160
Total commercial and construction	43,909	157,147	601,077	104,722	906,855
Consumer:
Real estate one-to-four family	215	704	4,517	76,570	82,006
Other installment	71	1,165	221	90	1,547
Total consumer	286	1,869	4,738	76,660	83,553
Total loans	$44,195	$159,016	$605,815	$181,382	$990,408

The following table sets forth the dollar amount of loans due after one year from March 31, 2022, which have fixed and adjustable interest rates (in thousands):

		Adjustable
	Fixed Rate	Rate	Total

Commercial and construction:
Commercial business	$133,252	$80,662	$213,914
Commercial real estate	279,403	287,449	566,852
Land	2,109	4,848	6,957
Multi-family	47,373	12,726	60,099
Real estate construction	3,528	11,596	15,124
Total commercial and construction	465,665	397,281	862,946
Consumer:
Real estate one-to-four family	68,817	12,974	81,791
Other installment	1,074	402	1,476
Total consumer	69,891	13,376	83,267
Total loans	$535,556	$410,657	$946,213

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2022, the Company had outstanding commitments to originate loans of $20.0 million compared to $12.7 million at March 31, 2021.

Mortgage Brokerage. The Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies. The loans brokered to mortgage companies are closed in the name of, and funded by, the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans previously brokered to the Company are closed on the Company’s books and the commissioned broker receives a portion of the origination fee. Beginning in fiscal year 2021, the Company transitioned to a model where it no longer originates and sells mortgage loans to the Federal Home Loan Mortgage Company (“FHLMC”) as all mortgage loan originations are instead brokered to various third-party mortgage companies. The Company does, however, continue to service its existing FHLMC portfolio. Brokered loans totaled $58.1 million and $63.0 million for the fiscal years ended March 31, 2022 and 2021, respectively. There were no loans brokered to the Company for the fiscal year ended March 31, 2022 compared to $5.2 million for the fiscal year ended March 31, 2021. Gross fees of $1.1 million, including brokered loan fees, were earned in the fiscal year ended March 31, 2022. For the fiscal year ended March 31, 2021, gross fees earned were $1.1 million, which included brokered loan fees and fees for loans sold to the FHLMC. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, the volume of loans and the amount of loan fees generally decrease as a result of decreased mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC. Prior to the fiscal year ended March 31, 2021, the Company historically sold its fixed-rate residential one-to-four family mortgage loans that it originated with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset/liability strategy. Mortgage loans were sold to the FHLMC on a non-recourse basis whereby foreclosure losses are the responsibility of the FHLMC and not the Company. Upon sale, the Company continues to collect payments on the loans, supervise foreclosure proceedings, and otherwise service the loans. At March 31, 2022, total loans serviced for others were $79.0 million, of which $44.1 million were serviced for the FHLMC.

Nonperforming Assets. Nonperforming assets were $22.1 million or 1.27% of total assets at March 31, 2022 compared with $571,000 or 0.04% of total assets at March 31, 2021. The Company had net charge-offs totaling $30,000 during fiscal 2022 compared to net recoveries of $254,000 during fiscal 2021. The increase in nonperforming assets is attributed to an increase in nonperforming SBA and United States Department of Agriculture (“USDA”) government guaranteed loans totaling $21.8 million where payments have been delayed due to the servicing transfer of these loans between two third-party servicers.

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

The Company continues to proactively manage its residential construction and land acquisition and development loan portfolios. At March 31, 2022, the Company’s residential construction and land acquisition and development loan portfolios were $11.4 million and $11.6 million, respectively, as compared to $7.2 million and $14.0 million, respectively, at March 31, 2021. At March 31, 2022 and 2021, there were no nonperforming loans in the residential construction loan portfolio or the land acquisition and development portfolio. For the years ended March 31, 2022 and 2021, there were no charge-offs or recoveries in the residential construction and land acquisition and development loan portfolios.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	March 31, 2022		March 31, 2021
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$100	3	$357
Commercial real estate	1	122	1	144
Consumer	2	51	5	70
Subtotal	4	273	9	571

SBA Government Guaranteed	66	21,826	—	—

Total	70	$22,099	9	$571

The Company continues its efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings and is making progress in regards to the SBA and USDA government guaranteed loan servicing transfer. The Bank holds approximately $29.0 million of the government guaranteed portion of SBA and USDA loans originated by other banks that, when purchased, were placed into a Direct Registration Certificate (“DRC”) program by the SBA’s former fiscal transfer agent, Colson Inc. (“Colson”). Under the DRC program, Colson was required to remit monthly payments to the investor holding the guaranteed balance, whether or not a payment had actually been received from the borrower. In 2020, Colson did not successfully retain its existing contract as the SBA’s fiscal transfer agent and began transitioning servicing over to a new company called Guidehouse. In late 2021, Guidehouse, under their contract with the SBA, declined to continue the DRC program. After declining to continue the DRC program, all payments under the DRC program began to be held by Guidehouse or Colson until the DRC program could be unwound and the DRC holdings converted into normal pass through certificates. As part of unwinding the DRC program, Colson has requested investors who had received payments in advance of the borrower actually remitting payment return advanced funds before they will process the conversion of certificates. The Bank continues to work with Colson on the reconciliation and transfer of these loans. The Bank expects the reconciliation and unwinding process to continue and until these processes are completed for all loans being transferred, all of these loans will be reflected as past due. These nonperforming government guaranteed loans are not considered to be nonaccrual loans because there is no concern of the collectability of the full principal and interest given the Company purchased the guaranteed portion of these loans which is backed by government guaranteed interest certificates.  At March 31, 2022, all of  the Company’s nonperforming loans exclusive of the SBA and USDA government guaranteed loans are to borrowers with properties located in Southwest Washington. At March 31, 2022, 1.01% of the Company’s nonperforming loans, totaling $222,000 were measured for impairment. These loans have been charged down to the estimated fair market value of the collateral less selling costs or carry a specific reserve to reduce the net carrying value. There were no reserves associated with these nonperforming loans that were measured for impairment at March 31, 2022. At March 31, 2022, the largest single nonperforming loan was a USDA government guaranteed loan for $1.1 million. The largest single non-performing loan exclusive of the SBA and USDA government guaranteed loans was a commercial real estate loan for $122,000 at March 31, 2022.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (in thousands):

	At March 31,
	2022	2021

Loans accounted for on a non-accrual basis:
Commercial business	$118	$182
Commercial real estate	122	144
Consumer	51	69
Total	291	395
Accruing loans which are contractually past due 90 days or more	21,808	176
Total nonperforming loans	22,099	571
Real estate owned (“REO”)	—	—
Total nonperforming assets	$22,099	$571

Foregone interest on non-accrual loans (1)	$24	$49

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
March 31, 2022

Commercial business	$100	$—	$100
Commercial real estate	122	—	122
Consumer	51	—	51
Subtotal	273	—	273

SBA Government Guaranteed	—	21,826	21,826

Total nonperforming assets	$273	$21,826	$22,099

March 31, 2021

Commercial business	$182	$175	$357
Commercial real estate	144	—	144
Consumer	63	7	70
Total nonperforming assets	$389	$182	$571

Other loans of concern, which are classified as substandard loans and are not presently included in the non-accrual category, consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate. In either or both of these situations, the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category. Management considers the allowance for loan losses to be adequate at March 31, 2022, to cover the probable losses inherent in these and other loans.

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	March 31, 2022		March 31, 2021
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$45	—	$—
Commercial real estate	3	6,087	2	7,268
Multi-family	—	—	2	24
Total	4	$6,132	4	$7,292

At March 31, 2022 and 2021, loans delinquent 30 – 89 days were 0.81% and 0.03% of total loans, respectively. At March 31, 2022, loans 30 – 89 days past due were comprised of SBA government guaranteed loans (which are included in commercial business), real estate construction and consumer loans. The SBA government guaranteed loans comprise a substantial amount of the total loans 30-89 days past due at March 31, 2022. At March 31, 2021, loans 30 – 89 days past due were comprised of commercial business and consumer loans. There were no loans 30 – 89 days past due in our commercial real estate (“CRE”) portfolio at March 31, 2022 or March 31, 2021. At March 31, 2022, CRE loans represent the largest portion of our loan portfolio at 58.85% of total loans and commercial business loans represent 23.03% of total loans.

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

TDRs are considered impaired loans when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows and the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged-off against the allowance for loan losses. At March 31, 2022, the Company had TDRs totaling $717,000, of which $495,000 were on accrual status. The $222,000 of TDRs accounted for on a non-accrual basis at March 31, 2022 are included as nonperforming loans in the nonperforming asset table above. All of the Company’s TDRs were paying as agreed at March 31, 2022. The related amount of interest income recognized on these TDR loans was $24,000 for the year ended March 31, 2022.

The Company has determined that, in certain circumstances, it is appropriate to split a loan into multiple notes. This typically includes a nonperforming charged-off loan that is not supported by the cash flow of the relationship and a performing loan that is supported by the cash flow. These may also be split into multiple notes to align portions of the loan balance with the various sources of repayment when more than one exists. Generally, the new loans are restructured based on customary underwriting standards. In situations where they are not, the policy exception qualifies as a concession, and if the borrower is experiencing financial difficulties, the loans are accounted for as TDRs. At March 31, 2022, no loans had been restructured in this manner.

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

The aggregate amount of the Company’s classified loans (comprised entirely of substandard loans), general loss allowances, specific loss allowances and net charge-offs (recoveries) were as follows at the dates indicated (in thousands):

	At or For the Year
	Ended March 31,
	2022	2021

Classified loans	$6,405	$7,687
General loss allowances	14,515	19,167
Specific loss allowances	8	11
Net charge-offs (recoveries)	30	(254)

All of the loans on non-accrual status as of March 31, 2022 were categorized as classified loans with the exception of one commercial business loan for $18,000 which is fully guaranteed by the SBA. Classified loans at March 31, 2022 were comprised of three commercial business loans totaling $145,000, four commercial real estate loans totaling $6.2 million (the largest of which was $3.6 million) and two one-to-four family real estate loans totaling $51,000. The net decrease in classified loans is primarily attributed to the downgrade of two commercial real estate loans totaling $2.4 million offset by risk rating upgrades totaling $3.6 million. As discussed earlier, nonperforming SBA and USDA government guaranteed loans totaled $21.8 million. These nonperforming government guaranteed loans are not considered classified as there is no well-defined weakness and do not include the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected in regard to these loans. The Company purchased the guaranteed portion of these loans which is backed by government guaranteed interest certificates and expects to receive all principal and interest on these loans.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio consistent with accounting principles generally accepted in the United States of America (“GAAP”) guidelines. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses existing at the balance sheet date. The key components to the evaluation are the Company’s internal loan review function by its credit administration, which reviews and monitors the risk and quality of the loan portfolio; as well as the Company’s external loan reviews and its loan classification systems. Credit officers are expected to monitor their loan portfolios and make recommendations to change loan grades whenever changes are warranted. Credit administration approves any changes to loan grades and monitors loan grades. For additional discussion of the Company’s methodology for assessing the appropriate level of the allowance for loan losses see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

In accordance with GAAP, loans acquired from MBank during the fiscal year ended March 31, 2017 were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $371,000 and $722,000 at March 31, 2022 and 2021, respectively.

The Company recorded a recapture of loan losses of $4.6 million for the year ended March 31, 2022 compared to a provision for loan losses of $6.3 million for the year ended March 31, 2021. The decrease in the allowance for loan losses in fiscal year 2022 was primarily due to the continued improvement since March 31, 2021 in the national and local economy associated with the recovery from the COVID-19 pandemic. Our SBA PPP loans were omitted from the calculation of the required allowance for loan losses at March 31, 2022 and 2021 as these loans are fully guaranteed by the SBA and management expected that a majority of SBA PPP borrowers at those dates would seek full or partial forgiveness of their loan obligations from the SBA, which in turn, will reimburse the Bank for the amount forgiven.

At March 31, 2022, the Company had an allowance for loan losses of $14.5 million, or 1.47% of total loans, compared to $19.2 million, or 2.03% at March 31, 2021. Net charge-offs totaled $30,000 for the fiscal year ended March 31, 2022 compared to net recoveries of $254,000 in the prior fiscal year. Criticized loans decreased $34.7 million to $7.8 million at March 31, 2022 from $42.5 million at March 31, 2021. Classified loans decreased $1.3 million to $6.4 million at March 31, 2022 compared to $7.7 million at March 31, 2021. The decrease in criticized and classified loans reflects risk rating upgrades primarily associated with loans that were previously downgraded due to COVID-19 loan modifications. The coverage ratio of allowance for loan losses to nonperforming loans was 65.72% at March 31, 2022 compared to 3,358.67% at March 31, 2021. The Company’s general valuation allowance to non-impaired loans was 1.47% and 2.04% at March 31, 2022 and 2021, respectively. The level of delinquent and non-performing loans at March 31, 2022 has increased significantly compared to March 31, 2021. However, a substantial amount of the increases in both categories are purchased commercial business loans that are fully guaranteed by the SBA or USDA. Since these loans are fully guaranteed by the SBA or USDA, these government guaranteed loans are not considered to be nonaccrual loans given the Company expects to receive all principal and interest and not considered to be classified loans because there are no well-defined weaknesses or risk of loss. Given these government guaranteed loans are neither nonaccrual loans nor classified loans, these loans are not considered to be impaired loans based on the Company’s policy. As these loans are not considered to be impaired loans and are fully guaranteed by the SBA or USDA, these loans are omitted from the required allowance calculation. The coverage ratio of allowance for loan losses to nonperforming loans not including the SBA and USDA government guaranteed loans is 5,319.78%.

Management considers the allowance for loan losses to be adequate at March 31, 2022 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in national and local economic conditions (including declines as a result of the COVID-19 pandemic), results of examinations by the Company’s banking regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document.

The following table sets forth the breakdown of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands):

	At March 31,
	2022		2021
		Loan Category		Loan Category
		as a Percent		as a Percent
	Amount	of Total Loans	Amount	of Total Loans

Commercial and construction:
Commercial business	$2,422	23.03%	$2,416	28.11%
Commercial real estate	9,037	58.85	14,089	57.62
Land	168	1.16	233	1.49
Multi-family	845	6.08	638	4.77
Real estate construction	393	2.44	294	1.80
Consumer:
Real estate one-to-four family	905	8.28	794	5.98
Other installment	38	0.16	58	0.23
Unallocated	715	—	656	—
Total allowance for loan losses	$14,523	100.00%	$19,178	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company’s investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns. The policy permits investment in various types of liquid assets (generally debt and asset-backed securities) permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, “bank qualified” municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds, real estate mortgage investment conduits (“REMICS”) and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying investment securities into one of three categories: held to maturity, available for sale or trading. At March 31, 2022, no investment securities were held for trading purposes. At March 31, 2022, the Company’s investment portfolio consists of debt securities and does not include any equity securities. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

The Company primarily purchases agency securities with maturities of five years or less and purchases a combination of MBS backed by government agencies (FHLMC, Fannie Mae (“FNMA”), SBA or Ginnie Mae (“GNMA”)). FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. government, while SBA and GNMA securities are backed by the full faith and credit of the U.S. government. At March 31, 2022, the Company owned no privately issued MBS. Our REMICS are MBS issued by FHLMC, FNMA and GNMA and our CRE MBS are issued by FNMA. The Company does not believe that it has any exposure to sub-prime lending in its investment securities portfolio. See Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated (dollars in thousands):

	At March 31,
	2022		2021
	Carrying	Percent of	Carrying	Percent of
	Value	Portfolio	Value	Portfolio

Available for sale (at estimated fair value):
Municipal securities	$39,604	9.45%	$23,566	9.21%
Agency securities	40,705	9.72	25,315	9.89
REMICs	32,717	7.81	55,815	21.81
Residential MBS	16,945	4.05	72,248	28.24
Other MBS	35,811	8.55	39,360	15.38
	165,782	39.58	216,304	84.53

Held to maturity (at amortized cost):
Municipal securities	10,368	2.47	10,391	4.06
Agency securities	45,277	10.81	7,688	3.01
REMICs	39,394	9.40	9,207	3.60
Residential MBS	137,343	32.79	6,175	2.41
Other MBS	20,718	4.95	6,113	2.39
	253,100	60.42	39,574	15.47

Total investment securities	$418,882	100.00%	$255,878	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2022 (dollars in thousands):

					More Than Five to		More Than
	Less Than One Year		One to Five Years		Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Available for sale:
Municipal securities	$—	—%	$35	2.66%	$6,237	3.24%	$33,332	2.01%
Agency securities	2,004	0.43	8,405	0.96	30,296	1.19	—	—
REMICS	—	—	6	1.39	782	2.00	31,929	1.55
Residential MBS	—	—	105	1.58	7,382	1.69	9,458	2.41
Other MBS	—	—	4,788	2.11	15,037	1.70	15,986	2.01
Total available for sale	$2,004	0.43%	$13,339	1.38%	$59,734	1.61%	$90,705	1.89%

Held to maturity:
Municipal securities	$—	—%	$—	—%	$—	—%	$10,368	2.34%
Agency securities	—	—	21,019	1.59	21,118	1.44	3,140	0.80
REMICS	—	—	—	—	—	—	39,394	1.72
Residential MBS	—	—	10	2.68	2,905	1.19	134,428	1.73
Other MBS	—	—	3,316	1.95	15,383	1.44	2,019	1.33
Total held to maturity	$—	—%	$24,345	1.64%	$39,406	1.43%	$189,349	1.74%

(1)	The weighted average yields are calculated by multiplying each amortized cost value by its yield and dividing the sum of these results by the total amortized cost values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

Management reviews investment securities quarterly for the presence of other than temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in estimated fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of estimated fair value, which may be maturity, as well as other factors. There was no OTTI charge for investment securities for the years ended March 31, 2022, 2021 or 2020. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding investment securities.

Deposit Activities and Other Sources of Funds

General. Deposits, loan repayments and loan sales are the major sources of the Company’s funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

Deposit Accounts. The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal (“NOW”) accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. The Company has focused on building customer relationship deposits which include both business and consumer depositors. Deposit account terms vary according to, among other factors, the minimum balance required, the time periods the funds must remain on deposit and the interest rate. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and customer preferences and concerns.

The following table sets forth the average balances of deposit accounts held by the Company at the dates indicated (dollars in thousands):

	Year Ended March 31,
	2022		2021		2020
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest-bearing demand	$476,203	0.00%	$387,579	0.00%	$284,748	0.00%
Interest-bearing checking	279,053	0.03	225,579	0.04	180,969	0.06
Savings accounts	318,885	0.08	257,285	0.16	189,207	0.56
Money market accounts	272,161	0.06	204,931	0.07	194,061	0.12
Certificates of deposit	117,391	0.80	129,928	1.45	112,282	1.34
Total	$1,463,693	0.10%	$1,205,302	0.21%	$961,267	0.30%

Deposit accounts totaled $1.5 billion at March 31, 2022 compared to $1.3 billion at March 31, 2021. The Company did not have any wholesale-brokered deposits at March 31, 2022 and 2021. The Company continues to focus on core deposits and growth generated by customer relationships as opposed to obtaining deposits through the wholesale markets, although the Company continued to experience competition for customer deposits within its market area during fiscal year 2022. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds, and internet based deposits) increased $172.5 million since March 31, 2021 reflecting the Company’s commitment to increasing core deposits through organic growth in customer relationships versus relying on wholesale funding as well as deposits generated from SBA PPP loans, government stimulus checks being deposited directly into customer accounts and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. At March 31, 2022, the Company had $66.3 million, or 4.32% of total deposits, in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposits, which were gathered from customers within the Company’s primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

At March 31, 2022 and 2021, the Company also had $25.9 million and $16.8 million, respectively, in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

Deposit growth remains a key strategic focus for the Company and our ability to achieve deposit growth, particularly in core deposits, is subject to many risk factors including the effects of competitive pricing pressures, changing customer deposit behavior, and increasing or decreasing interest rate environments. Adverse developments with respect to any of these risk factors could limit the Company’s ability to attract and retain deposits and could have a material negative impact on the Company’s future financial condition, results of operations and cash flows.

As of March 31, 2022 and 2021, approximately $320.0 million and $244.5 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The following table presents the maturity period, amount and weighted average rate of certificates of deposit greater than $250,000 at March 31, 2022 (dollars in thousands):

Maturity Period	Amount
Three months or less	$578
Over three through six months	1,254
Over six through 12 months	8,349
Over 12 months	6,504
Total	$16,685

For more information, see also Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Borrowings. The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco (“FRB”) to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank’s commercial business loans, commercial real estate loans and first mortgage residential loans. At March 31, 2022 and 2021, the Bank did not have any FHLB advances or FRB borrowings.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the U.S.) provided certain standards related to credit-worthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 45% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2022, the Bank had an available credit capacity of $757.0 million, subject to sufficient collateral and stock investment.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $59.9 million, subject to pledged collateral, as of March 31, 2022. The following table sets forth certain information concerning the Company’s borrowings for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2022	2021	2020
Maximum amounts of FHLB advances outstanding at any month end	$—	$30,000	$77,241
Average FHLB advances outstanding	3	15,044	20,532
Weighted average rate on FHLB advances	0.31%	0.31%	2.54%
Maximum amounts of FRB borrowings outstanding at any month end	$—	$—	$—
Average FRB borrowings outstanding	3	—	33
Weighted average rate on FRB borrowings	0.25%	—%	1.92%

At March 31, 2022, the Company had three wholly-owned subsidiary grantor trusts totaling $26.8 million that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The common securities issued by the grantor trusts are held by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2022 and 2021 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information, see also Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Employees and Human Capital

As of March 31, 2022, the Company had 224 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

To facilitate talent attraction and retention, we strive to make the Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs. Approximately 66.5% of our workforce was female and 33.5% male, 61.9% of our management roles were held by females and 38.1% were held by males and our average tenure was 7.5 years. The ethnicity of our workforce was 84.1% White, 5.1% Asian, 4.3% Hispanic or Latinx, 2.6% two or more races, 1.7 % American Indian or Alaskan Native, 1.3% Native Hawaiian or Pacific Islander and 0.9% African American or Black. Additional programs include quarterly or annual incentive opportunities, a Company sponsored Employee Stock Ownership Plan (“ESOP”), a Company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs including educational reimbursement opportunities.

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

The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization, and promotes training and continuing education as an ongoing function for its employees. The Bank’s compliance training program provides required annual training courses to assure that all employees know the rules applicable to their jobs.

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

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $36,000 for the fiscal year ended March 31, 2022 and total assets of $1.3 million at March 31, 2022. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

The Trust Company is an asset management company providing trust, estate planning and investment management services. The Trust Company had net income of $719,000 for the fiscal year ended March 31, 2022 and total assets of $8.7 million at March 31, 2022. The Trust Company earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2022, total assets under management were $1.3 billion. The Trust Company’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Information about our Executive Officers. The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Kevin J. Lycklama	44	President and Chief Executive Officer
David Lam	45	Executive Vice President and Chief Financial Officer
Daniel D. Cox	44	Executive Vice President and Chief Credit Officer
Steven P. Plambeck	62	Executive Vice President and Chief Lending Officer
Christopher P. Cline	61	President and Chief Executive Officer of Riverview Trust Company

(1)	At March 31, 2022

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

REGULATION

General.

On April 28, 2021, the Bank converted from a federally chartered savings bank to a Washington state-chartered commercial bank. As a Washington state-chartered commercial bank, the Bank’s regulators are the WDFI and the FDIC, rather than the OCC. The Company converted from a Savings and Loan Holding Company to a Bank Holding Company and the Federal Reserve remained its primary federal regulator.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two- quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank has not elected to use the CBLR framework as of March 31, 2022.

Certain changes in what constitutes regulatory capital, including the phasing out of certain instruments as qualifying capital, are subject to transition periods, most of which have expired. The Bank does not have any such instruments. Because of the Bank’s asset size, the Bank elected to take a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The Bank also must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%, and the Bank must not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of March 31, 2022, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. For a complete description of the Bank’s required and actual capital levels on March 31, 2022, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard for GAAP that will be effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss (“CECL”) requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL may reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business – “Deposit Activities and Other Sources of Funds – Borrowings.” As a member, the Bank is required to purchase and maintain stock in the FHLB. At March 31, 2022, the Bank held $2.0 million in FHLB stock, which was in compliance with this requirement. During the year ended March 31, 2022, the Bank purchased $297,000 of FHLB membership stock at par.

The FHLB continues to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a decrease in net income and possibly capital.

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund (“DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is their average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 3 to 30 basis points subject to certain adjustments. For the fiscal year ended March 31, 2022, the Bank’s FDIC deposit insurance premiums totaled $439,000. The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.

The FDIC also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations. Management is not aware of any existing circumstances which would result in termination of the Bank’s deposit insurance.

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

Washington State has enacted a law regarding financial institution parity. Primarily, the law affords Washington state-chartered commercial banks the same powers as Washington state-chartered savings banks and provides that Washington state-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director of the WDFI in certain situations. Finally, the law provides additional flexibility for Washington state-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

Transactions with Affiliates. Riverview Bancorp, Inc. and the Bank are separate and distinct legal entities. The Bank is an affiliate of Riverview Bancorp, Inc. and any non-bank subsidiary of Riverview Bancorp, Inc., federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of a bank’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of a bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to a bank as transactions with non-affiliates.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At March 31, 2022, the Bank was not required to maintain any reserve balances.

The Bank is authorized to borrow from the Federal Reserve Bank of San Francisco’s “discount window.” An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At March 31, 2022, the Bank had no outstanding borrowings from the Federal Reserve.

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

●	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or
●	Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which could substantially exceed the value of the collateral property.

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

Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, Washington State and other federal and state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule is required by May 1, 2022.  Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm

Other Consumer Protection Laws and Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (“CFPB”) and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the FDIC with respect to its compliance with federal consumer financial protection laws and CFPB regulations.

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

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses its view that a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Under Washington corporate law, Riverview Bancorp, Inc. generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities. The capital conservation buffer requirement may also limit or preclude dividends payable by the Company. For additional information, see Item 1.A. “Risk Factors – Risks Related to Regulatory and Compliance Matters – Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions” in this report.

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

COVID-19 Legislation. In response to the COVID-19 pandemic, the U.S. Congress, through the enactment of the CARES Act and CAA 2021, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others the CARES Act and CAA 2021. As the on-going COVID-19 pandemic evolves, federal and state regulatory authorities continue to issue additional guidance with respect to COVID-19. In addition, it is possible that the U.S. Congress will enact supplementary COVID-19 response legislation. The Company continues to assess the impact of the CARES Act, CAA 2021, and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

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

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. In our market areas, stay-at-home orders, travel restrictions and closure of non-essential businesses and similar orders imposed across the United States to restrict the spread of COVID-19 in 2020 resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated, including the following risks of COVID-19, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations of the Company:

●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by us;
●	if the economy is unable to remain open in an efficient manner, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
●	higher operating costs, increased cybersecurity risks and potential loss of productivity as the result of an increase in the number of employees working remotely;
●	increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill; and
●	risks to the capital markets that may impact the performance of our investment securities portfolio, as well as limit our access to capital markets and other funding sources.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, possible future virus variants, the effectiveness of any work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

Deterioration in economic conditions in the market areas we serve as a result of COVID-19 or other factors could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●	loan delinquencies, problem assets and foreclosures may increase;
●	we may increase our allowance for loan losses;
●	the slowing of sales of foreclosed assets;
●	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;
●	collateral for loans made may decline further in value, exposing us to increased risk loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●	the amount of our low-cost or non-interest bearing deposits may decrease.

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

We make construction and land acquisition and development loans primarily to builders to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2022, construction loans totaled $24.2 million, or 2.4% of our total loan portfolio, of which $11.4 million were for residential real estate projects. Undisbursed funds for construction projects totaled $39.0 million at March 31, 2022. Land acquisition and development loans, which are loans made with land as security, totaled $11.6 million, or 1.17% of our total loan portfolio at March 31, 2022.

In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project, as well as the estimated cost of the project and the time needed to sell the property at completion. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

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

Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Further, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project, and thus pose a greater potential risk than construction loans to individuals on their personal residences. Loans on land under development or raw land held for future construction, including lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions.

At March 31, 2022, real estate construction and land acquisition and development loans totaled $35.7 million comprised mainly of $11.4 million of speculative and presold construction loans, $11.6 million of land acquisition and development loans and $12.7 million of commercial/multi-family construction loans.

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

At March 31, 2022, we had $643.0 million of commercial and multi-family real estate mortgage loans, representing 64.9% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 310% of total risk-based capital at March 31, 2022. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

Our business may be adversely affected by credit risk associated with residential property.

At March 31, 2022, $82.0 million, or 8.3% of our total loan portfolio, was secured by one-to-four family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington and Oregon housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

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

At March 31, 2022, we had $225.0 million, or 22.7% of total loans, in commercial business loans other than SBA PPP loans. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. This collateral may consist of equipment, inventory, accounts receivable, or other business assets. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

●	the cash flow of the borrower and/or the project being financed;
●	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;
●	the duration of the loan;
●	the credit history of a particular borrower; and
●	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

●	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events;
●	our specific reserve, based on our evaluation of impaired loans and their underlying collateral or discounted cash flow; and
●	an unallocated reserve to provide for other credit losses inherent in our loan portfolio that may not have been contemplated in the other loss factors.

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

For more information, see Note 1 of the Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report. In addition, a decline in national and local economic conditions, including as a result of the COVID-19 pandemic, results of the bank regulatory agencies’ periodic review of our allowance for loan losses or other factors may require an increase in the provision for loan losses or the recognition of further loan charge-offs. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

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

Our earnings and cash flows are largely dependent upon our net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced the targeted federal funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate has resulted in a decline in overall interest rates which negatively impacted our net interest income. However, the FOMC has recently begun to increase rates. In March 2022, in response to inflation, the FOMC commenced increasing the target range for the federal funds rate by implementing a 25 basis point increase to a range of 0.25% to 0.50%. In May 2022, the FOMC implemented a 50 basis point increase to a range of 0.75% to 1.00%. The FOMC has indicated further increases are to be expected this year. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income but may negatively impact both the housing market by reducing refinancing actively and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in our having a significant amount of these deposits which have a shorter duration than our assets. At March 31, 2022, we had $494.8 million in non-interest bearing demand deposits and $77.2 million in certificates of deposit that mature within one year. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

We may incur losses on our securities portfolio as a result of changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended March 31, 2022, we did not incur any other-than-temporary impairments on our securities portfolio

Revenue from broker loan fees are sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation which may adversely impact our financial condition and results of operations.

Our mortgage brokerage operations provide a significant portion of our non-interest income. The Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies. The loans brokered to mortgage companies are closed in the name of, and funded by, the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. The prevailing interest rate environment has a strong influence on the loan volume and amount of fees generated from our mortgage brokerage activity. In general, during periods of rising interest rates, the volume of loans and the amount of brokered loan fees included in non-interest income generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of brokered loan fees generally increase as a result of the increased mortgage loan demand.

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

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions. The significant federal and state banking regulations that affect us are described under the heading “Item 1. Business-Regulation” in Item I of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations. Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These accounting changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

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

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

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

We performed our annual goodwill impairment test as of October 31, 2021, and the test concluded that recorded goodwill was not impaired. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital. We performed a qualitative assessment of goodwill at March 31, 2022 and concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price.

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

We will be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) in the future.

We have junior subordinated debentures indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2022 and by June 2023, LIBOR is scheduled to be eliminated entirely. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our agreements may result in incurring significant expenses in effecting the transition, may result in reduced loan balances if the substitute index or indices is not accepted and may result in disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdraw demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” of this Form 10-K.

Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs.

Our branching strategy may cause our expenses to increase faster than revenues.

We recently opened three new branches in Clark County, Washington and may open additional branches in our market area in the future. The success of our branch expansion strategy is contingent upon numerous factors, such as our ability to secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new branches may not increase the volume of our loans and deposits as quickly or to the degree that we hope and opening new branches will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. Further, the projected timeline and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. We may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established.

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

We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street. The Company’s operational center is also located in Vancouver, Washington (both offices are leased). At March 31, 2022, the Bank had ten offices located in Clark County, Washington (five of which are leased), two offices in Klickitat County, Washington and one office in Skamania County, Washington. The Bank also has two offices in Multnomah County, Oregon, one leased office in Washington County, Oregon and one office in Marion County, Oregon. In addition, at March 31, 2022, the Trust Company had one office as part of the executive offices leased and one leased office in Clackamas County, Oregon. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “RVSB.” At June 15, 2022, the number of shares of Company common stock issued and outstanding were 22,157,147 and 22,128,907, and there were 573 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and an estimated 3,314 holders in nominee or “street name”.

Stock Repurchase

The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion and are also contingent upon our overall financial condition, as well as general market conditions.

During fiscal year 2022, the Company announced that its Board of Directors authorized two stock repurchase programs (the “June 2021 repurchase program” and “March 2022 repurchase program”). Under both the June 2021 repurchase program and March 2022 repurchase program, the Company was authorized to repurchase up to $5.0 million of the Company’s outstanding shares of common stock, in the open market or in privately negotiated transactions. The June 2021 repurchase program was effective from June 21, 2021 continuing until the earlier of the completion of the repurchase or December 21, 2021. As of the December 21, 2021, the termination date for the June 2021 repurchase program, the Company had repurchased $1.7 million worth of the Company’s outstanding shares at an average price of $6.89 per share. The March 2022 repurchase program is effective from March 21, 2022 continuing until the earlier of the completion of the repurchase or September 9, 2022. As of March 31, 2022, the Company repurchased $216,000 worth of the Company’s outstanding shares at an average price of $7.63 per share under this stock repurchase program.

The following table sets forth the Company’s repurchases of its outstanding common stock under the March 2022 repurchase program during the three months ended March 31, 2022:

			Total Dollar	Maximum Dollar Value
	Total	Average	Value Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
January 1, 2022 - January 31, 2022	—	$—	$—	$—
February 1, 2022 - February 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022	28,240	7.63	215,552	4,784,448
Total	28,240	$7.63	$215,552	$4,784,448

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and The NASDAQ Bank Index. The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in Riverview’s common stock and each index was $100 on March 31, 2017, and is the base amount used in the graph. The closing price of Riverview’s common stock on March 31, 2022 was $7.55.

	3/31/17*	3/31/18	3/31/19	3/31/20	3/31/21	3/31/22

Riverview Bancorp, Inc.	100.00	132.18	105.20	73.80	106.24	119.16
S & P 500 Index	100.00	113.99	124.82	116.11	181.54	209.94
NASDAQ Bank Index	100.00	118.95	93.66	62.57	117.30	123.98

*$100 invested on 3/31/17 in stock or index-including reinvestment of dividends.

Copyright © 2022, Standard & Poor’s, a division of S&P Global. All rights reserved.

www.researchdatagroup.com/S&P.htm

Item 6.  [Reserved]

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

Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies since March 31, 2021. For additional information concerning critical accounting policies, see Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." and the following:

Provision and Allowance for Loan Losses

The allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves. Determining the amount of the allowance for loan losses involves a high degree of judgment. Among the material estimates required to establish the allowance for loan losses are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Based on the analysis of the allowance for loan losses, the amount of the allowance for loan losses is increased by the provision for loan losses and decreased by a recapture of loan losses and are charged against current period earnings.

The allowance for loan losses is maintained at a level sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio. The allowance for loan losses is comprised of a general component, a specific component and an unallocated component. The general component is based on historical loss experience applied to loan segments adjusted by qualitative factors. These qualitative factors include: lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; national and local economic trends and conditions; nature and volume of the portfolio and terms of loans; experience, ability, and depth of lending management and staff; volume and severity of past due, classified and nonaccrual loans as well as other loan modifications; quality of the Company’s loan review system; existence and effect of any concentrations of credit and changes in the level of such concentrations; changes in the value of underlying collateral; and other external factors. The specific component relates to loans that been evaluated for impairment because all contractual amounts of principal and interest will not be paid as scheduled. Based on this impairment analysis, a specific reserve may be established. An unallocated portion is established for uncertainties that may not be identified in either the general or specific component of the allowance for loan losses. The allowance for loan losses is based upon factors and trends identified by us at the time financial statements are prepared. Although we use the best information available, future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond our control. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance for loan losses are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.

Operating Strategy

Fiscal year 2022 marked the 99th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had previously been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2022, commercial and construction loans represented 91.6% of total loans. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio’s profitability.

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

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and its core deposits by expanding its customer base throughout its primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through de novo branches, the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. In this regard, the Company previously announced plans for three new branches located in Clark County, Washington, to complement its existing branch network. New branches in both downtown Camas and in the Cascade Park neighborhood of Vancouver opened in fiscal 2021. The third new branch location in Ridgefield opened in the fourth quarter of fiscal 2022.

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in our strong asset quality and credit metrics in fiscal year 2022. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $1.3 billion at both March 31, 2022 and March 31, 2021. The Company also offers a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including FHLB and FRB advances. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits increased $172.5 million at March 31, 2022 compared to March 31, 2021 reflecting the Company’s commitment to increasing core deposits versus relying on wholesale funding.

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

COVID-19 Related Information

The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of March 31, 2022, all Bank branches were open with normal hours and most employees continued in their current working environments (e.g. remote, hybrid or on-site) but the Company plans to transition employees back to on-site or on a case-by-case basis, a hybrid model. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

Selected Financial Data: The following financial condition data as of March 31, 2022 and 2021 and operating data and key financial ratios for the fiscal years ended March 31, 2022, 2021, and 2020 have been derived from the Company’s audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with this  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included in this Form 10-K.

	At March 31,
	2022	2021

	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$1,740,096	$1,549,158
Loans receivable, net	975,885	924,057
Investment securities available for sale	165,782	216,304
Investment securities held to maturity	253,100	39,574
Cash and cash equivalents	241,424	265,408
Deposits	1,533,878	1,346,060
Shareholders’ equity	157,249	151,594

	Year Ended March 31,
	2022	2021	2020

	(Dollars in thousands, except per share data)
OPERATING DATA:

Interest and dividend income	$49,825	$48,344	$50,495
Interest expense	2,200	3,427	4,764
Net interest income	47,625	44,917	45,731
Provision for (recapture of) loan losses	(4,625)	6,300	1,250
Net interest income after provision for (recapture of) loan losses	52,250	38,617	44,481
Other non-interest income	12,744	11,090	12,360
Non-interest expense	36,718	36,254	36,263
Income before income taxes	28,276	13,453	20,578
Provision for income taxes	6,456	2,981	4,830
Net income	$21,820	$10,472	$15,748

Earnings per share:
Basic	$0.98	$0.47	$0.69
Diluted	0.98	0.47	0.69
Dividends per share	0.02150	0.20000	0.19000

	At or For the Years Ended March 31,
	2022	2021	2020
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	1.31%	0.74%	1.35%
Return on average equity	13.62	6.91	10.96
Dividend payout ratio (1)	21.94	42.55	27.54
Interest rate spread	2.95	3.27	4.04
Net interest margin	3.03	3.41	4.26
Non-interest expense to average assets	2.20	2.56	3.11
Efficiency ratio (2)	60.82	64.73	62.42
Average equity to average assets	9.58	10.71	12.32

Asset Quality Ratios:
Allowance for loan losses to total loans at end of period	1.47	2.03	1.38
Allowance for loan losses to nonperforming loans	65.72	3,358.67	904.95
Net charge-offs (recoveries) to average outstanding loans during the period	—	(0.03)	0.01

Ratio of nonperforming assets to total assets	1.27	0.04	0.12
Ratio of nonperforming loans to total loans	2.23	0.06	0.15

Capital Ratios:
Total capital to risk-weighted assets	16.38	17.35	17.01
Tier 1 capital to risk-weighted assets	15.12	16.09	15.76
Common equity tier 1 capital to risk-weighted assets	15.12	16.09	15.76
Leverage ratio	9.19	9.63	11.79

(1)	Dividends per share divided by diluted earnings per share.
(2)	Non-interest expense divided by the sum of net interest income and non-interest income.

Comparison of Financial Condition at March 31, 2022 and 2021

Cash and cash equivalents, including interest-earning accounts, totaled $241.4 million at March 31, 2022 compared to $265.4 million at March 31, 2021. Deposit growth outpaced the growth in loans receivable providing an opportunity to invest excess cash into interest-earning accounts and into higher yielding investment securities. The Company’s cash balances typically fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company’s asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $249,000 at both March 31, 2022 and 2021.

Investment securities totaled $418.9 million and $255.9 million at March 31, 2022 and 2021, respectively. The increase was due to investment purchases offset by normal pay downs, calls and maturities. During the fiscal years ended March 31, 2022 and 2021, purchases of investment securities totaled $224.6 million and $160.2 million, respectively. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At March 31, 2022, the Company determined that none of its investment securities required an OTTI charge. In the third quarter of  fiscal  2022,  the Company reassessed and transferred $85.8 million of U.S. government and agency securities from the available for sale classification to the held to maturity classification. The net unrealized after tax gain of $18,000 was deemed insignificant and the book balance of investment securities were transferred. No gains or losses were recognized at the time of the transfer. For additional information on the Company’s investment securities, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans receivable, net, totaled $975.9 million at March 31, 2022, compared to $924.1 million at March 31, 2021, an increase of $51.8 million. The increase is attributed to originations of commercial real estate and multi-family loans and purchases of other commercial business loans and real estate one-to-four family loans.  The increases were offset by a decrease of SBA PPP loans related to forgiveness repayments and a decrease in land loans. At March 31, 2022, SBA PPP loans, net of deferred fees which are included in the commercial business loan category, totaled $3.1 million compared to $93.4 million at March 31, 2021. Commercial real estate and multi-family loans increased $39.4 million and $15.2 million, respectively since March 31, 2021.  Consumer loans increased $25.0 million for the fiscal year ended March 31, 2022 due to the purchases of one-to-four-family loans totaling $43.4 million. The Company no longer originates one-to-four family mortgage loans and used this purchase as a way to supplement loan originations in this category. Additionally, the Company began purchasing commercial business loans as a way to supplement loan originations and diversity in the commercial loan portfolio.  These loans were originated by a third-party located outside of the Company’s primary market area and totaled $14.7 million at March 31, 2022. The Company also purchases the guaranteed portion of SBA loans as a way to supplement loan originations, further diversifying its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside of the Company’s primary market area and are purchased with servicing retained by the seller.  At March 31, 2022, the Company’s purchased SBA loan portfolio was $59.4 million compared to $47.4 million at March 31, 2021.

Goodwill was $27.1 million at both March 31, 2022 and 2021. For additional information on our goodwill impairment testing, see “Goodwill Valuation” included in this Item 7.

Prepaid expenses and other assets decreased $793,000 to $12.4 million at March 31, 2022 compared to $13.2 million at March 31, 2021. The net decrease is primarily due to right-of-use operating lease amortization of $875,000 and the receipt of approximately $680,000 from the SBA for loan origination fees on PPP loans that were outstanding at the end of fiscal year 2021, and received early in fiscal year 2022. These decreases were partially offset by an increase in other assets primarily comprised of funds due the Bank related to its debit card network conversion and a tenant improvement allowance receivable related to our new Ridgefield branch location.

Deposits increased $187.8 million to $1.5 billion at March 31, 2022 compared to $1.3 billion at March 31, 2021. The increase was mainly due to proceeds from SBA PPP loans deposited directly into customer accounts, government stimulus checks, an increase in savings trends and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. The Company had no wholesale-brokered deposits at March 31, 2022 and 2021. Core branch deposits accounted for 96.8% of total deposits at March 31, 2022 compared to 97.4% at March 31, 2021. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ equity increased $5.7 million to $157.2 million at March 31, 2022 from $151.6 million at March 31, 2021. The increase was primarily attributable to net income of $21.8 million for the fiscal year ended March 31, 2022. This increase was offset by an increase in accumulated other comprehensive loss related to the unrealized holding gains and losses on available for sale investment securities, net of tax, of  $9.8 million, due primarily to an increase in market interest rates during the last fiscal quarter of 2022, cash dividend payments totaling $4.8 million and the repurchase of 278,148 shares of common stock totaling $1.9 million for the fiscal year ended March 31, 2022.

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

As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company also completed a qualitative assessment of goodwill as of March 31, 2022 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at March 31, 2022. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were deemed sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. It is also possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected; however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital.

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

Certain loans included in the loan portfolio were deemed impaired at March 31, 2022. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Comparison of Operating Results for the Years Ended March 31, 2022 and 2021

Net Income. Net income was $21.8 million, or $0.98 per diluted share, for the fiscal year ended March 31, 2022, compared to $10.5 million, or $0.47 per diluted share, for the fiscal year ended March 31, 2021. The Company’s net income increased primarily as a result of increased net interest income and the recapture of loan losses of $4.6 million for the fiscal year ended March 31, 2022 compared to a $6.3 million provision for loan losses for the fiscal year ended March 31, 2021. Non-interest expense remained relatively unchanged at $36.7 million for the fiscal year ended March 31, 2022, compared to $36.3 million for the prior fiscal year as the Company recognized in other non-interest expense a $1.0 million gain on sale of premises and equipment during the fiscal year ended March 31, 2022. In addition, non-interest income increased $1.7 million as both fees and service charges and asset management fees increased and the Company recognized a $500,000 BOLI death benefit during the fiscal year ended March 31, 2022.

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

Net interest income for fiscal year 2022 increased $2.7 million, or 6.03%, to $47.6 million compared to $44.9 million in fiscal year 2021. The net interest margin for the fiscal year ended March 31, 2022 was 3.03% compared to 3.41% for the prior fiscal year. The decrease in the net interest margin was primarily the result of the continued low interest rate environment putting downward pressure on adjustable rate instruments and lower yields on new loan originations and investment purchases as compared to the yields on the legacy loan and investment securities portfolios. The increase in low yielding overnight cash balances and the impact of low yielding SBA PPP loans also caused a decrease in the average yield on interest-earning assets partially offset by the decrease in the average cost of interest-bearing liabilities. Finally, the decrease in net interest margin was due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate changes.

Interest and Dividend Income. Interest and dividend income increased $1.5 million to $49.8 million for the fiscal year ended March 31, 2022 from $48.3 million for the fiscal year ended March 31, 2021. The increase for the fiscal year ended March 31, 2022 was primarily related to the increase in interest income on the investment securities portfolio due to the overall increase in average balance of investment securities. Interest income on investment securities increased $2.7 million to $5.2 million at March 31, 2022 compared to $2.5 million at March 31, 2021. This increase was partially offset by a decrease of $1.4 million on interest and fees earned on loans receivable for the year ended March 31, 2022 compared to the prior fiscal year. The average yield on non-mortgage related loans increased 49 basis points to 4.54% for the year ended March 31, 2022, predominantly from higher deferred SBA PPP loan fees recognized from SBA PPP loans that were forgiven. SBA PPP loans have a favorable impact on our non-mortgage loan yields when SBA PPP loans are forgiven and the remaining deferred fees are recognized. The average yield on mortgage related loans decreased 20 basis points to 4.78% for the year ended March 31, 2022 as the low interest rate environment during fiscal year 2022 resulted in downward pressure on adjustable rate loans and lower yields on new loan originations compared to the yields on the legacy loan portfolio. Loan interest income was also impacted by the decline in the average balance of net loans between fiscal years, as discussed below. The substantial increase in the average balance of overnight cash balances as a result of the increase in deposit balances, also negatively impacted the average yield on interest earning assets, which decreased 50 basis points for fiscal year 2022 to 3.17% compared to 3.67% for fiscal year 2021. Interest and dividend income included $3.0 million and $4.5 million of interest and fees related to SBA PPP loans for the fiscal years ended March 31, 2022 and 2021, respectively.

The average balance of net loans decreased $31.3 million to $934.7 million for fiscal year ended March 31, 2022 compared to $966.1 million for the same period in the prior year.  The average yield on net loans remained relatively unchanged at 4.72% for the fiscal year ended March 31, 2022 compared to 4.71% for the fiscal year ended March 31, 2021.  For the fiscal year ended March 31, 2022, the average balance of SBA PPP loans was $39.3 million and the average yield on SBA PPP loans was 7.73% for the fiscal year ended March 31, 2022, which included the recognition of the net deferred fees. The impact of SBA PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met. This increase in the average yield of net loans and the average balance of investment securities between the periods, was the primary reason for overall increase in interest and dividend income.

Interest Expense. Interest expense for the fiscal year ended March 31, 2022 totaled $2.2 million, a $1.2 million or 35.8% decrease from $3.4 million for the fiscal year ended March 31, 2021. The decrease in interest expense was primarily the result of a 17 basis point decrease in the weighted average interest rate on interest-bearing liabilities for the year ended March 31, 2022 compared to the prior fiscal year. The weighted average interest rate on interest-bearing deposits decreased to 0.14% for the fiscal year ended March 31, 2022 from 0.31% for the prior fiscal year. The average balance of interest-bearing deposits increased $169.8 million to $987.5 million for the fiscal year ended March 31, 2022 compared to $817.7 million for the fiscal year ended March 31, 2021. Although the average balance of interest-bearing deposits increased, interest expense on deposits decreased $1.1 million due to the overall  decreasing rate environment. The increase in the average balance of interest-bearing deposits is due primarily to proceeds from SBA PPP loans deposited directly into customer accounts, government stimulus checks and an increase in savings trends and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19.

Interest expense on borrowings decreased $107,000 for the fiscal year ended March 31, 2022 compared to the prior fiscal year due to a decline in the average balance. The average balance of other interest-bearing liabilities decreased to $29.1 million for fiscal year ended March 31, 2022 compared to $44.1 million for the same period in the prior year. The weighted average interest rate on other interest-bearing liabilities increased to 2.67% for the fiscal year ended March 31, 2022 compared to 2.00% for the prior fiscal year due to the higher rate paid on the outstanding junior subordinated debentures as compared to the outstanding FHLB borrowings.

Provision for Loan Losses. The Company recorded a recapture of loan losses of $4.6 million and a provision for loan losses of $6.3 million for the fiscal years ended March 31, 2022 and 2021, respectively. The recapture of loan losses for the fiscal year 2022 was based upon the improving economic conditions associated with the COVID-19 pandemic since March 31, 2021. The provision for loan losses for fiscal year 2021 was primarily due to the uncertain economic conditions resulting from the COVID-19 pandemic and its expected adverse economic effect on the respective industry exposures within the loan portfolio at that time. Any future decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

At March 31, 2022, the Company had an allowance for loan losses of $14.5 million, or 1.47% of total loans, compared to $19.2 million, or 2.03% at March 31, 2021. Net charge-offs were $30,000 for the year ended March 31, 2022 compared to net recoveries of $254,000 for the year ended March 31, 2021. Net charge-offs to average net loans were insignificant for the year ended March 31, 2022 compared to net recoveries of (0.03%) for the year ended March 31, 2021.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2022, the Company had identified $717,000 of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $481,000 have no specific valuation allowance as their estimated net collateral value is equal to or exceeds the carrying amount of the loan, which in some cases is the result of previous loan charge-offs. The remaining $236,000 of impaired loans have specific valuation allowances totaling $8,000. Charge-offs on these impaired loans totaled $85,000 from their original loan balances. Based on a comprehensive analysis, management deemed the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2022. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income. Non-interest income increased $1.6 million to $12.7 million for the year ended March 31, 2022 from $11.1 million for fiscal year 2021. This increase was primarily related to the growth in transaction fees and service charges collected of $727,000 for the fiscal year ended March 31, 2022 compared to prior fiscal year. Asset management fees increased $461,000 for the fiscal year ended March 31, 2022 compared to the prior year due to an increase in irrevocable trust fees of $296,000 for the fiscal year ended March 31, 2022 as compared to the prior year.  Additionally, non-interest income also included a BOLI death benefit on a former employee of $500,000 during the fiscal year ended March 31, 2022.

Non-Interest Expense. Non-interest expense increased $464,000 to $36.7 million for the year ended March 31, 2022 from $36.3 million for fiscal year 2021. The increase was primarily due to an increase in salaries and employee benefits of $1.1 million for the fiscal year ended March 31, 2022 compared to the prior year and was mainly due to annual salary increases and fiscal year-end incentive payments and $1.0 million in capitalized loan origination costs related to SBA PPP loans incurred during fiscal year 2021 that were not present in fiscal year 2022 which were deferred and amortized over the life of the loan. Wage pressures, and the competitive landscape for attracting and retaining employees in the Company’s primary markets, continues to put pressure on salary and employee benefits. Data processing expense increased $278,000 for fiscal year 2022 compared to the prior year due to increased cost associated with the increase in the volume of customer transactions being processed related to our core banking platform and the continuing investment into enhancing our information technology infrastructure and other technology expenditures. Advertising and marketing expense increased $148,000 due to additional sponsorships and events as our local economy began to reopen when compared to the prior fiscal year. FDIC insurance premium expense increased $120,000 compared to the prior fiscal year due to the overall increase in total assets. These increases were offset by the recognition of a $1.0 million gain on sale of premises and equipment related to a former branch building and a decrease in occupancy and depreciation expense of $156,000 compared to the prior fiscal year due to the cost savings as a result of several branch consolidations.

Income Taxes. The provision for income taxes was $6.5 million and $3.0 million for the fiscal years ended March 31, 2022 and 2021, respectively. The effective tax rate was 22.8% for the year ended March 31, 2022 compared to 22.2% for the year ended March 31, 2021. At March 31, 2022, the Company had a deferred tax asset of $7.5 million. As of March 31, 2022, management deemed that a deferred tax asset valuation allowance related to the Company’s deferred tax asset was not necessary. See Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of the Company’s income taxes.

Average Balance Sheet. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Non-accruing loans were included in the average loan amounts outstanding. Loan fees, net, of $5.5 million, $4.5 million and $1.5 million were included in interest income for the years ended March 31, 2022, 2021 and 2020, respectively.

	Years Ended March 31,
	2022			2021			2020
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$696,700	$33,280	4.78%	$681,999	$33,989	4.98%	$695,930	$37,721	5.42%
Non-mortgage loans	238,042	10,799	4.54	284,071	11,509	4.05	188,568	8,684	4.61
Total net loans (1)	934,742	44,079	4.72	966,070	45,498	4.71	884,498	46,405	5.25

Investment securities (2)	345,869	5,314	1.54	156,723	2,592	1.65	164,028	3,594	2.19
Interest-bearing deposits in other banks	291,897	439	0.15	194,456	198	0.10	23,734	376	1.58
Other earning assets	2,560	69	2.70	2,860	97	3.39	3,038	157	5.17
Total interest-earning assets	1,575,068	49,901	3.17	1,320,109	48,385	3.67	1,075,298	50,532	4.70

Non-interest-earning assets:
Office properties and equipment, net	18,933			18,469			15,830
Other non-interest-earning assets	77,135			77,775			74,591
Total assets	$1,671,136			$1,416,353			$1,165,719

Interest-bearing liabilities:
Savings accounts	$318,885	$247	0.08%	$257,285	$418	0.16%	$189,207	$1,054	0.56%
Interest checking accounts	279,053	87	0.03	225,579	85	0.04	180,969	100	0.06
Money market accounts	272,161	150	0.06	204,931	153	0.07	194,061	229	0.12
Certificates of deposit	117,391	940	0.80	129,928	1,888	1.45	112,282	1,507	1.34
Total interest-bearing deposits	987,490	1,424	0.14	817,723	2,544	0.31	676,519	2,890	0.43

Junior subordinated debentures	26,789	611	2.28	26,703	667	2.50	26,617	1,180	4.43
Other interest-bearing liabilities	2,313	165	7.13	17,394	216	1.24	22,956	694	3.02
Total interest-bearing liabilities	1,016,592	2,200	0.22	861,820	3,427	0.40	726,092	4,764	0.66

Non-interest-bearing liabilities:
Non-interest-bearing deposits	476,203			387,579			284,748
Other liabilities	18,186			15,304			11,226
Total liabilities	1,510,981			1,264,703			1,022,066
Shareholders’ equity	160,155			151,650			143,652
Total liabilities and shareholders’ equity	$1,671,136			$1,416,353			$1,165,718
Net interest income		$47,701			$44,958			$45,768
Interest rate spread			2.95%			3.27%			4.04%
Net interest margin			3.03%			3.41%			4.26%
Ratio of average interest-earning assets to average interest-bearing liabilities			154.94%			153.18%			148.09%
Tax-Equivalent Adjustment (3)		$76			$41			$37

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income calculated based on a combined federal and state tax rate of 24% for all three years.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021, and the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume). Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands). The changes noted in the table below include tax equivalent adjustments, and as a result, will not agree to the amounts reflected on the Company’s consolidated statements of income for the categories that have been adjusted to reflect tax equivalent income.

	Year Ended March 31,
	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total
			Increase			Total
	Volume	Rate	(Decrease)	Volume	Rate	Increase
Interest Income:
Mortgage loans	$705	$(1,414)	$(709)	$(738)	$(2,994)	$(3,732)
Non-mortgage loans	(2,000)	1,290	(710)	3,982	(1,157)	2,825
Investment securities (1)	2,906	(184)	2,722	(153)	(849)	(1,002)
Interest-bearing deposits in other banks	121	121	242	464	(642)	(178)
Other earning assets	(9)	(20)	(29)	(9)	(51)	(60)
Total interest income	1,723	(207)	1,516	3,546	(5,693)	(2,147)

Interest Expense:
Regular savings accounts	78	(249)	(171)	294	(930)	(636)
Interest checking accounts	23	(21)	2	24	(39)	(15)
Money market accounts	26	(29)	(3)	14	(90)	(76)
Certificates of deposit	(168)	(780)	(948)	250	131	381
Junior subordinated debentures	2	(58)	(56)	4	(517)	(513)
Other interest-bearing liabilities	(324)	273	(51)	(139)	(339)	(478)
Total interest expense	(363)	(864)	(1,227)	447	(1,784)	(1,337)
Net interest income	$2,086	$657	$2,743	$3,099	$(3,909)	$(810)

(1)	Interest on municipal securities is presented on a fully tax-equivalent basis.

Asset and Liability Management

The Company’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the difference between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities. Interest rate sensitivity increases by originating and purchasing portfolio loans with interest rates subject to periodic adjustment to market conditions and fixed rate loans with shorter terms to maturity. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to ten years.

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve: the origination of adjustable rate loans; increasing commercial loans, consumer loans that are adjustable rate and other short-term loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one-to-four family residential mortgage loans; matching asset and liability maturities; and investing in short-term securities. The strategy for liabilities has been to shorten the maturities for both deposits and borrowings. The longer-term objective is to increase the proportion of noninterest bearing demand deposits, low interest bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce our overall cost of funds.

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company’s exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $438.1 million or 44.23% of total loans at March 31, 2022 as compared to $461.1 million or 48.89% at March 31, 2021. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers’ preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed-rate loans. See Item 1. “Business - Lending Activities – Real Estate Construction “ and “- Lending Activities - Consumer Lending.”

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2022, the combined investment portfolio carried at $418.9 million had an average life of 6.7 years. Adjustable rate mortgage-backed securities totaled $5.5 million at March 31, 2022 compared to $7.6 million at March 31, 2021. See Item 1. “Business – Investment Activities” for additional information.

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

Liquidity management is both a short and long-term responsibility of the Company’s management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for a reduction in other sources of funds or on a long-term basis to support lending activities.

The Company’s primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from the sale of loans, maturing securities, FHLB advances and FRB borrowings. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the year ended March 31, 2022, the Bank used its sources of funds primarily to fund loan commitments and investment purchases. At March 31, 2022, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $407.5 million, or 23.4% of total assets. Management believes that the Company’s security portfolio is of high quality and its securities would therefore be marketable. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At March 31, 2022, the Bank had no advances from the FRB and maintains a credit facility with the FRB with available borrowing capacity of $59.9 million, subject to sufficient collateral. At March 31, 2022, the Bank had no advances from the FHLB and had an available borrowing capacity of $294.1 million, subject to sufficient collateral and stock investment. At March 31, 2022, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

The Bank’s liquidity has been positively impacted by increases in deposit levels. During the years ended March 31, 2022 and 2021 deposits increased by $187.8 million, and $355.6 million, respectively. An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2022 and 2021, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for a depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $66.3 million, or 4.3% of total deposits, and $37.9 million, or 2.8% of total deposits, at March 31, 2022 and 2021, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $986.5 million, or 56.7% of total assets at March 31, 2022.

At March 31, 2022, the Company had total commitments of $159.3 million, which includes commitments to extend credit of $20.0 million, unused lines of credit totaling $98.5 million, undisbursed construction loans totaling $39.0 million, and standby letters of credit totaling $1.8 million. For additional information regarding future financial commitments, see Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2022 totaled $77.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $44.2 million at March 31, 2022.

The Company incurs capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during fiscal 2023 we expect cash expenditures of approximately $2.1 million for capital investment in premises and equipment.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.055 per share, as approved by the Board of Directors, which management believes is a dividend rate per share which enables the Company to balance our multiple objectives of managing and investing in the Bank,  and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during 2022 at this rate of $0.055 per share, average total dividend paid each quarter would be approximately $1.2 million based on the number of the Company’s current outstanding shares. At March 31, 2022, Riverview Bancorp, Inc. had $10.9 million in cash to meet its liquidity needs.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At March 31, 2022, Riverview Bancorp, Inc. and the Bank were in compliance with all applicable capital requirements.  For additional information, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and Item 1. Business - Regulation and Supervision of the Bank.

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

The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Company’s interest-earning assets and interest-bearing liabilities, see the tables under Item 1. “Business – Lending Activities,” “– Investment Activities” and “– Deposit Activities and Other Sources of Funds”.

The Company’s principal financial objective is to achieve long-term profitability while limiting its exposure to fluctuating market interest rates. The Company intends to reduce risk where appropriate but accepts a degree of risk when warranted by economic circumstances. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company’s interest-earning assets by retaining in its loan portfolio, short–term loans and loans with interest rates subject to periodic adjustments.

Consumer and commercial loans are originated and held in the loan portfolio as the short-term nature of these portfolio loans match durations more closely with the short-term nature of retail deposits such as interest checking, money market accounts and savings accounts. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with longer terms to maturity. Except for immediate short-term cash needs, and depending on the current interest rate environment, FHLB advances will have short or long-term maturities. FRB borrowings have short-term maturities. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.

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

The following table shows the approximate percentage change in net interest income as of March 31, 2022 over a 12 and 24-month period under several rate scenarios:

	Percent change in net	Percent change in net
	interest income (12	interest income (24
Change in interest rates (1)	months)	months)

Up 300 basis points	3.2%	10.8%
Up 200 basis points	0.6%	5.8%
Up 100 basis points	1.4%	5.2%
Base case	—	1.2%
Down 100 basis points	(3.1)%	(7.0)%

(1)	The target federal funds rate as of March 31, 2022 was between 0.25% - 0.50%. No rates in this model are allowed to go below zero and therefore a down 200 and down 300 basis point scenario would not be plausible.

Our consolidated balance sheet continues to be asset sensitive, meaning that interest-earning assets reprice faster than interest-bearing liabilities in a given period. However, due to a number of loans in our loan portfolio with interest rate floors, our net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. Net interest income will increase in year one as set forth in the table above as our interest-earning assets are expected to continue to reprice faster than interest-bearing liabilities. In a falling interest rate environment, our net interest income will be negatively impacted as our deposit costs are currently relatively low and interest rates paid cannot decrease significantly. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

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

The following table shows the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at March 31, 2022. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments (dollars in thousands).

			After	After	After	Beyond
	Average	Within	1 – 3	3 – 5	5 – 10	10
	Rate	1 Year	Years	Years	Years	Years	Total

Interest-Sensitive Assets:

Loans receivable	3.97%	$44,195	$45,709	$113,307	$525,444	$261,753	$990,408
Investment securities and other interest-earning assets	1.25	230,992	7,811	31,112	99,081	274,723	643,719
FHLB stock	2.87	403	808	808	—	—	2,019
Total assets		$275,590	$54,328	$145,227	$624,525	$536,476	$1,636,146

Interest-Sensitive Liabilities:

Interest checking	0.03	$57,573	$115,144	$115,144	$—	$—	$287,861
Savings accounts	0.08	68,016	136,030	136,030	—	—	340,076
Money market accounts	0.06	59,948	119,895	119,895	—	—	299,738
Certificate accounts	0.57	77,179	29,470	3,680	1,043	—	111,372
Subordinated debentures	2.47	—	—	—	—	26,833	26,833
Finance lease liability	7.16	53	131	167	564	1,368	2,283
Total liabilities		262,769	400,670	374,916	1,607	28,201	1,068,163
Interest sensitivity gap		12,821	(346,342)	(229,689)	622,918	508,275	$567,983
Cumulative interest sensitivity gap		$12,821	$(333,521)	$(563,210)	$59,708	$567,983
Off-Balance Sheet Items:

Commitments to extend credit		$20,020	$—	$—	$—	$—	$20,020
Unused lines of credit		$137,460	$—	$—	$—	$—	$137,460

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for the Years Ended March 31, 2022, 2021 and 2020

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary (collectively, “the Company”) as of March 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2022, and the related notes (collectively referred to as “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America (U.S.).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosures that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Critical Audit Matter Description

As described in Notes 1 and 5 to the financial statements, the Company’s allowance for loan losses (ALL) is a valuation account that reflects the estimated loan losses based on known and inherent risks in the loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was approximately $14,523,000 as of March 31, 2022, which consists of specific and general components in the amounts of $8,000 and $14,515,000, respectively.

The specific component relates to loans that are classified as impaired. The Company measures impairment and the related asset-specific allowance for impaired loans based on the difference between the recorded investment of the loan and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. If the loan is collateral dependent, the Company measures impairment based upon the fair value of the underlying collateral, which the Company determines based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. Loans are identified as collateral dependent if the Company believes that collateral is the sole source of repayment.

The general component is based on historical losses, general economic conditions, and other qualitative risk factors both internal and external to the Company. The historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The qualitative risk factors are generally determined by evaluating, among other things: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) national and local economic trends and conditions; (3) nature and volume of the portfolio and terms of loans; (4) experience, ability, and depth of lending management and staff; (5) volume and severity of past due, classified and nonaccrual loans as well as other loan modifications; (6) quality of the Company’s loan review system; (7) existence and effect of any concentrations of credit and changes in the level of such concentrations; (8) changes in the value of underlying collateral, and (9) other external factors. The evaluation of the qualitative factor adjustments requires a significant amount of judgment by management and involves a high degree of subjectivity.

We identified the ALL as a critical audit matter because auditing the underlying qualitative factors required significant auditor judgment since amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

How the Critical Audit Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included the following, among others:

●	We obtained an understanding of the relevant controls related to management’s establishment, assessment, review and approval of the qualitative factors, and the data used in determining the qualitative factors.
●	We obtained an understanding of how management developed the estimates and related assumptions, including:
o	Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources as well as evaluating the estimated correlation to potential loss.
o	Evaluating the reasonableness of the qualitative factors established by management as compared to the underlying internal or external information sources.
●	We obtained an understanding of the loans excluded from the general component calculation for propriety of classification as acquired or impaired loans.

We have served as the Company’s auditor since 2015.

Lake Oswego, Oregon

June 15, 2022

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND 2021

(In thousands, except share and per share data)	2022	2021
ASSETS
Cash and cash equivalents (including interest-earning accounts of $224,589 and $254,205)	$241,424	$265,408
Certificates of deposit held for investment	249	249
Investment securities:
Available for sale, at estimated fair value	165,782	216,304
Held to maturity, at amortized cost (estimated fair value of $236,029 and $38,220)	253,100	39,574
Loans receivable (net of allowance for loan losses of $14,523 and $19,178)	975,885	924,057
Prepaid expenses and other assets	12,396	13,189
Accrued interest receivable	4,650	5,236
Federal Home Loan Bank (“FHLB”) stock , at cost	2,019	1,722
Premises and equipment, net	17,166	17,824
Financing lease right-of-use ("ROU") assets	1,355	1,432
Deferred income taxes, net	7,501	5,419
Mortgage servicing rights, net	34	81
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	495	619
Bank owned life insurance ("BOLI")	30,964	30,968
TOTAL ASSETS	$1,740,096	$1,549,158

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,533,878	$1,346,060
Accrued expenses and other liabilities	19,298	21,906
Advance payments by borrowers for taxes and insurance	555	521
Junior subordinated debentures	26,833	26,748
Finance lease liability	2,283	2,329
Total liabilities	1,582,847	1,397,564

COMMITMENTS AND CONTINGENCIES (See Note 16)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
March 31, 2022 – 22,155,636 shares issued and 22,127,396 outstanding	221	223
March 31, 2021 – 22,351,235 shares issued and outstanding
Additional paid-in capital	62,048	63,650
Retained earnings	104,931	87,881
Accumulated other comprehensive loss	(9,951)	(160)
Total shareholders' equity	157,249	151,594
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,740,096	$1,549,158

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 2022, 2021 AND 2020

(In thousands, except share and per share data)	2022	2021	2020
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$44,079	$45,498	$46,405
Interest on investment securities – taxable	5,001	2,422	3,440
Interest on investment securities – nontaxable	237	129	117
Other interest and dividends	508	295	533
Total interest and dividend income	49,825	48,344	50,495

INTEREST EXPENSE:
Interest on deposits	1,424	2,544	2,890
Interest on borrowings	776	883	1,874
Total interest expense	2,200	3,427	4,764
Net interest income	47,625	44,917	45,731
Provision for (recapture of) loan losses	(4,625)	6,300	1,250
Net interest income after provision for (recapture of) loan losses	52,250	38,617	44,481

NON-INTEREST INCOME:
Fees and service charges	7,109	6,382	6,541
Asset management fees	4,107	3,646	4,408
BOLI	800	813	864
BOLI death benefit in excess of cash surrender value	500	—	—
Other, net	228	249	547
Total non-interest income, net	12,744	11,090	12,360

NON-INTEREST EXPENSE:
Salaries and employee benefits	23,635	22,570	22,805
Occupancy and depreciation	5,624	5,780	5,576
Data processing	2,940	2,662	2,629
Amortization of CDI	124	140	161
Advertising and marketing	614	466	856
FDIC insurance premium	439	319	81
State and local taxes	812	794	675
Telecommunications	197	295	327
Professional fees	1,235	1,231	1,120
(Gain) loss on sale of premises and equipment, net	(993)	14	(74)
Other	2,091	1,983	2,107
Total non-interest expense	36,718	36,254	36,263

INCOME BEFORE INCOME TAXES	28,276	13,453	20,578
PROVISION FOR INCOME TAXES	6,456	2,981	4,830
NET INCOME	$21,820	$10,472	$15,748

Earnings per common share:
Basic	$0.98	$0.47	$0.69
Diluted	0.98	0.47	0.69
Weighted average number of common shares outstanding:
Basic	22,213,029	22,296,195	22,707,624
Diluted	22,224,947	22,312,831	22,744,045

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2022, 2021 AND 2020

(In thousands)	2022	2021	2020

Net income	$21,820	$10,472	$15,748

Other comprehensive income (loss):
Net unrealized holding gains (losses) from available for sale investment securities arising during the period, net of tax of $3,091, $713, and ($1,499), respectively	(9,791)	(2,259)	4,748

Reclassification adjustment of net gain from sale of available for sale investment securities included in income, net of tax of $0, $0, and $7, respectively	—	—	(23)
Total other comprehensive income (loss), net	(9,791)	(2,259)	4,725

Total comprehensive income, net	$12,029	$8,213	$20,473

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2022, 2021 AND 2020

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance April 1, 2019	22,607,712	$226	$65,094	$70,428	$(2,626)	$133,122

Net income	—	—	—	15,748	—	15,748
Cash dividend on common stock ($0.19 per share)	—	—	—	(4,306)	—	(4,306)
Exercise of stock options	58,000	1	226	—	—	227
Restricted stock grants	82,673	—	—	—	—	—
Common stock repurchased	(204,100)	(2)	(1,017)	—	—	(1,019)
Stock-based compensation expense	—	—	346	—	—	346
Other comprehensive income, net	—	—	—	—	4,725	4,725

Balance March 31, 2020	22,544,285	225	64,649	81,870	2,099	148,843

Net income	—	—	—	10,472	—	10,472
Cash dividend on common stock ($0.20 per share)	—	—	—	(4,461)	—	(4,461)
Exercise of stock options	20,000	1	49	—	—	50
Common stock repurchased	(295,900)	(3)	(1,444)	—	—	(1,447)
Restricted stock grants	90,763	—	—	—	—	—
Restricted stock cancelled	(7,913)	—	—	—	—	—
Stock-based compensation expense	—	—	396	—	—	396
Other comprehensive loss, net	—	—	—	—	(2,259)	(2,259)

Balance March 31, 2021	22,351,235	223	63,650	87,881	(160)	151,594

Net income	—	—	—	21,820	—	21,820
Cash dividend on common stock ($0.215 per share)	—	—	—	(4,769)	—	(4,769)
Exercise of stock options	6,000	—	17	(1)	—	16
Common stock repurchased	(278,148)	(2)	(1,938)	—	—	(1,940)
Restricted stock grants	69,285	—	—	—	—	—
Restricted stock cancelled	(20,976)	—	—	—	—	—
Stock-based compensation expense	—	—	319	—	—	319
Other comprehensive loss, net	—	—	—	—	(9,791)	(9,791)

Balance March 31, 2022	22,127,396	$221	$62,048	$104,931	$(9,951)	$157,249

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2022, 2021 AND 2020

(In thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,820	$10,472	$15,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,521	3,212	2,963
Purchased loans amortization (accretion), net	(11)	274	53
Provision for (recapture of) loan losses	(4,625)	6,300	1,250
Provision (benefit) for deferred income taxes	1,010	(1,429)	(574)
Stock-based compensation expense	319	396	346
Increase (decrease) in deferred loan origination fees, net of amortization	(2,125)	2,477	138
Origination of loans held for sale	—	(913)	(8,941)
Proceeds from sales of loans held for sale	—	1,214	9,743
Net gains on loans held for sale and sales of premises and equipment	(993)	(14)	(355)
Income from BOLI	(800)	(813)	(864)
BOLI death benefit in excess of cash surrender value	(500)	—	—
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	1,336	391	2,622
Accrued interest receivable	586	(1,532)	215
Accrued expenses and other liabilities	(3,075)	4,132	(6,427)
Net cash provided by operating activities	16,463	24,167	15,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	40,833	(30,379)	(11,786)
Purchases of loans receivable	(85,900)	(3,844)	(23,818)
Principal repayments on investment securities available for sale	37,157	43,824	28,371
Purchases of investment securities available for sale	(86,621)	(120,371)	(18,125)
Proceeds from calls of investment securities available for sale	—	4,000	24,623
Principal repayments on investment securities held to maturity	9,627	248	7
Purchases of investment securities held to maturity	(137,936)	(39,871)	—
Purchases of premises and equipment and capitalized software	(3,254)	(3,552)	(2,953)
Redemption of certificates of deposits held for investment	—	—	498
Redemption (purchase) of FHLB stock, net	(297)	(302)	2,224
Proceeds from death benefit on BOLI	1,305	—	—
Proceeds from sales of real estate owned ("REO") and premises and equipment	3,427	—	81
Net cash used in investing activities	(221,659)	(150,247)	(878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	187,818	355,617	65,394
Dividends paid	(4,670)	(4,478)	(4,075)
Proceeds from borrowings	2,000	31,000	224,897
Repayment of borrowings	(2,000)	(31,000)	(281,483)
Net increase in advance payments by borrowers for taxes and insurance	34	(182)	72
Principal payments on finance lease liability	(46)	(40)	(34)
Proceeds from exercise of stock options	16	50	227
Repurchase of common stock	(1,940)	(1,447)	(1,019)
Net cash provided by financing activities	181,212	349,520	3,979

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,984)	223,440	19,018
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	265,408	41,968	22,950
CASH AND CASH EQUIVALENTS, END OF PERIOD	$241,424	$265,408	$41,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,947	$3,255	$4,576
Income taxes	5,410	4,738	4,438

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,217	$1,118	$1,135
Net unrealized holding gains (losses) from available for sale investment securities	(12,882)	(2,972)	6,217
Income tax effect related to other comprehensive income (loss)	3,091	713	(1,492)
ROU lease assets obtained in exchange for operating lease liabilities	441	6,148	5,603

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2022, 2021 and 2020

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc., and the Bank’s majority-owned subsidiary, Riverview Trust Company (the “Trust Company”) (collectively referred to as the “Company”). As a Washington state-chartered commercial bank, the Bank’s regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Board of Governors of the Federal Reserve System (“Federal Reserve”) is the primary federal regulator for Riverview Bancorp, Inc. All inter-company transactions and balances have been eliminated in consolidation.

For the period from April 1, 2017 through December 2019, the Trust Company was a wholly-owned subsidiary of the Bank. In December 2019, the Trust Company issued 1,500 shares of Trust Company stock in conjunction with the exercise of 1,500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer. In both October 2020 and May 2021, the Trust Company issued an additional 500 shares of Trust Company stock with the exercise of options for 500 shares of Trust Company common stock by the Trust Company’s President and Chief Executive Officer. As a result of these transactions, the Bank’s ownership in the Trust Company decreased from 100% to 97.3%, resulting in a 2.7% noncontrolling interest held by the Trust Company’s President and Chief Executive Officer. The noncontrolling interest was $212,000 and $154,000 as of March 31, 2022 and 2021, respectively, and net income attributable to the noncontrolling interest was $19,000, $10,000 and $5,000 for the years ended March 31, 2022, 2021 and 2020, respectively. These amounts are not presented separately in the accompanying consolidated financial statements due to their insignificance.

The Company has three subsidiary grantor trusts which were established in connection with the issuance of trust preferred securities (see Note 9). In accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”), the accounts and transactions of the trusts are not included in the accompanying consolidated financial statements.

Nature of Operations – The Bank is a community-oriented financial institution which operates 17 branches in rural and suburban communities in southwest Washington State and Multnomah, Washington and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to make various commercial business, commercial real estate, land, multi-family real estate, real estate construction and consumer loans. Additionally, the Trust Company offers trust and investment services and Riverview Services , Inc. acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust.

Business segments – The Company’s operations are managed along two operating segments, consisting of banking operations performed by the Bank and trust and investment services performed by the Trust Company. While the chief operating decision maker uses financial information related to these segments to analyze business performance and allocate resources, the trust and investment services segment does not meet the quantitative threshold under GAAP to be considered a reportable segment. As such, these operating segments are aggregated into a single reportable operating segment in the consolidated financial statements. No revenues are derived from foreign countries.

Use of Estimates in the Preparation of Consolidated Financial Statements – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. The estimates utilized to determine the appropriate allowance for loan losses at March 31, 2022 may be materially different from actual results due to the novel coronavirus of 2019 (“COVID-19”) pandemic.

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

Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. In accordance with provisions of The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and the Consolidated Appropriations Act, 2021 (the “CAA 2021”) and related regulatory guidance, the Company did not designate loans with payment deferrals granted due to the COVID-19 pandemic as delinquent.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

Acquired Loans – Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (“PCI”) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company’s estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an allowance for loan losses. The Company had no PCI loans as of March 31, 2022 and 2021.

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

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts when due (principal and interest) according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard or worse, on non-accrual status or represents a troubled debt restructuring (“TDR”). The Company elected to apply the temporary relief under the CARES Act as extended by the CAA 2021 and related regulatory guidance to certain eligible short-term modifications, past due loans, and other modifications. Qualifying loan modifications entered into prior to January 1, 2022, were not classified as a TDR for accounting or disclosure purposes. Loans subject to forbearance under this COVID-19 loan modification program are not reported as past due or placed on non-accrual status during the forbearance time period, and interest income continues to be recognized over the contractual life of the loans. As of March 31, 2022, the Company had no remaining qualifying loan modifications related to the COVID-19 pandemic. The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan, the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded, the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and has not had an appraisal of the collateral in the last six months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation of the collateral on an annual basis. The collateral valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

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

REO – REO consists of properties acquired through foreclosure and is initially recorded at the estimated fair value of the properties, less estimated costs of disposal. At the time of foreclosure, specific charge-offs are taken against the allowance for loan losses based upon a detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Subsequently, the Company performs an evaluation of the properties and records a valuation allowance with an offsetting charge to REO expenses for any declines in value. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. The amounts the Company will ultimately recover and record in the accompanying consolidated financial statements from the disposition of REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for the sale of the property. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed. The Company held no REO at March 31, 2022 and 2021. At March 31, 2022, there were no mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process.

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain a minimum investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances. The Company’s investment in FHLB stock is carried at cost, which approximates fair value. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption value is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company evaluated its investment in FHLB stock for OTTI, consistent with its accounting policy. Based on the Company’s evaluation, the Company determined there is not any OTTI on its FHLB stock at March 31, 2022.

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

Mortgage Servicing Rights (“MSRs”) – The Company services certain loans that it has originated and sold to the Federal Home Loan Mortgage Corporation (“FHLMC”). Loan servicing includes collecting payments; remitting funds to investors, insurance companies and tax authorities; collecting delinquent payments; and foreclosing on properties when necessary. Fees earned for servicing loans for the FHLMC are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred. In addition, the Company has recorded MSRs, which represent the rights to service loans.

The Company records its originated MSRs at fair value in accordance with GAAP, which requires the Company to allocate the total cost of all mortgage loans sold between the MSRs and the loans (without the MSRs) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including the coupon interest rate and the contractual maturity of the mortgage. The Company is amortizing the MSRs in proportion to and over the period of estimated net servicing income. MSRs were not significant at both March 31, 2022 and 2021.

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

CDI represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of a business combination. CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. At both March 31, 2022 and 2021, gross CDI was $1.4 million. At March 31, 2022 and 2021, accumulated amortization was $868,000 and $744,000, respectively. The amortization expense for CDI in future years is estimated to be $116,000, $108,000, $100,000, $93,000, and $78,000 for the years ending March 31, 2023, 2024, 2025, 2026, and 2027, respectively.

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

Trust Assets – Assets held by the Trust Company in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $1.3 billion were held in trust as of both March 31, 2022 and 2021.

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

Accounting Pronouncements Recently Issued or Adopted –

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses (“CECL”) methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of carrying amount. ASU 2016-13 also changes the accounting for purchased credit impaired debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. As a “smaller reporting company” filer with the U.S. Securities and Exchange Commission, ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for OTTI of investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, management anticipates the allowance for loan losses will change as a result of the implementation of ASU 2016-13; however, until management's evaluation is complete, the magnitude of the change will not be known.

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for TDRs in Accounting Standards Codification (“ASC”) 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the CECL model introduced by ASU 2016-13. ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost".

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), as amended by ASU 2021-01. ASU 2020-04 applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. ASU 2020-04 permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. The Company's current interest rates on its junior subordinated debentures are based upon the three-month LIBOR plus a spread. ASU 2020-04 also provides certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in ASU 2020-04 have differing effective dates, beginning with interim periods including and subsequent to March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of March 31, 2022. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current period presentation; such reclassifications had no effect on previously reported net income or total shareholders’ equity.

2.    RESTRICTED ASSETS

Regulations of the Federal Reserve require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco (“FRB”) based on a percentage of deposits. Effective March 26, 2020, the reserve requirement was reduced to zero and the Bank was not required to maintain any such reserve balances as of March 31, 2022 and 2021, respectively.

3.    INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2022
Available for sale:
Municipal securities	$44,104	$14	$(4,514)	$39,604
Agency securities	43,848	1	(3,144)	40,705
Real estate mortgage investment conduits (1)	35,563	1	(2,847)	32,717
Residential mortgage-backed securities (1)	17,368	13	(436)	16,945
Other mortgage-backed securities (2)	37,991	28	(2,208)	35,811
Total available for sale	$178,874	$57	$(13,149)	$165,782

Held to maturity:
Municipal securities	$10,368	$—	$(1,422)	$8,946
Agency securities	45,277	—	(2,450)	42,827
Real estate mortgage investment conduits (1)	39,394	—	(2,457)	36,937
Residential mortgage-backed securities (1)	137,343	—	(8,883)	128,460
Other mortgage-backed securities (3)	20,718	—	(1,859)	18,859
Total held to maturity	$253,100	$—	$(17,071)	$236,029

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2021
Available for sale:
Municipal securities	$23,883	$238	$(555)	$23,566
Agency securities	25,996	5	(686)	25,315
Real estate mortgage investment conduits (1)	55,826	469	(480)	55,815
Residential mortgage-backed securities (1)	71,787	1,075	(614)	72,248
Other mortgage-backed securities (2)	39,022	514	(176)	39,360
Total available for sale	$216,514	$2,301	$(2,511)	$216,304

Held to maturity:
Municipal securities	$10,391	$—	$(509)	$9,882
Agency securities	7,688	—	(220)	7,468
Real estate mortgage investment conduits (1)	9,207	—	(141)	9,066
Residential mortgage-backed securities (3)	6,175	—	(119)	6,056
Other mortgage-backed securities (2)	6,113	—	(365)	5,748
Total held to maturity	$39,574	$—	$(1,354)	$38,220

(1)   Comprised of FHLMC, Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

(2)   Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.

(3)   Comprised of FHLMC and FNMA issued securities.

During the third fiscal quarter of 2022, the Company reassessed the classification of certain investment securities and transferred $85.8 million of U.S. government and agency securities from the available for sale classification to the held to maturity classification. The net unrealized after tax gain of $18,000 was deemed insignificant and the book balance of investment securities were transferred. No gains or losses were recognized in connection with the transfer.

The contractual maturities of investment securities as of March 31, 2022 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,002	$2,004	$—	$—
Due after one year through five years	14,073	13,339	24,344	23,559
Due after five years through ten years	63,995	59,735	39,407	36,305
Due after ten years	98,804	90,704	189,349	176,165
Total	$178,874	$165,782	$253,100	$236,029

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2022	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$32,767	$(4,293)	$3,282	$(221)	$36,049	$(4,514)
Agency securities	22,288	(1,565)	16,414	(1,579)	38,702	(3,144)
Real estate mortgage investment conduits (1)	17,334	(1,310)	15,275	(1,537)	32,609	(2,847)
Residential mortgage-backed securities (1)	15,702	(436)	—	—	15,702	(436)
Other mortgage-backed securities (2)	32,408	(2,194)	769	(14)	33,177	(2,208)
Total available for sale	$120,499	$(9,798)	$35,740	$(3,351)	$156,239	$(13,149)

Held to maturity:
Municipal securities	$5,911	$(816)	$3,036	$(606)	$8,947	$(1,422)
Agency securities	35,930	(1,708)	6,897	(742)	42,827	(2,450)
Real estate mortgage investment conduits (1)	26,233	(1,715)	7,735	(742)	33,968	(2,457)
Residential mortgage-backed securities (1)	111,096	(7,160)	17,363	(1,723)	128,459	(8,883)
Other mortgage-backed securities (3)	13,472	(1,153)	5,386	(706)	18,858	(1,859)
Total held to maturity	$192,642	$(12,552)	$40,417	$(4,519)	$233,059	$(17,071)

March 31, 2021

Available for sale:
Municipal securities	$17,529	$(555)	$—	$—	$17,529	$(555)
Agency securities	23,306	(686)	—	—	23,306	(686)
Real estate mortgage investment conduits (1)	25,462	(480)	—	—	25,462	(480)
Residential mortgage-backed securities (1)	33,164	(614)	—	—	33,164	(614)
Other mortgage-backed securities (6)	5,856	(125)	2,225	(51)	8,081	(176)
Total available for sale	$105,317	$(2,460)	$2,225	$(51)	$107,542	$(2,511)

Held to maturity:
Municipal securities	$9,882	$(509)	$—	$—	$9,882	$(509)
Agency securities	7,468	(220)	—	—	7,468	(220)
Real estate mortgage investment conduits (4)	9,066	(141)	—	—	9,066	(141)
Residential mortgage-backed securities (5)	6,035	(119)	—	—	6,035	(119)
Other mortgage-backed securities (3)	5,748	(365)	—	—	5,748	(365)
Total held to maturity	$38,199	$(1,354)	$—	$—	$38,199	$(1,354)

(1) Comprised of FHLMC, FNMA and GNMA issued securities.

(2) Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.

(3) Comprised of CRE secured securities issued by FHLMC and FNMA.

(4) Comprised of FNMA issued securities.

(5) Comprised of FHLMC and FNMA issued securities.

(6) Comprised of SBA issued securities.

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

The Company had no sales and realized no gains or losses on sales of investment securities for both the year ended March 31, 2022 and 2021. Proceeds from the sale of investment securities totaled $17.8 million for the year ended March 31, 2020. Gross realized gains on sales of investment securities totaled $30,000 for the year ended March 31, 2020 and are included in other non-interest income in the accompanying consolidated statements of income.

Investment securities available for sale with an amortized cost of $1.3 million and $5.3 million and a fair value of $1.2 million and $5.4 million at March 31, 2022 and 2021, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $13.7 million and $3.1 million and a fair value of $12.6 million and $3.0 million at March 31, 2022 and 2021, respectively, were pledged as collateral for government public funds held by the Bank.

4.    LOANS RECEIVABLE

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. At March 31, 2022, deferred loan fees totaled $4.5 million of which $99,000 were related to the SBA’s Paycheck Protection Program (“PPP”) loans. At March 31, 2021, deferred loan fees totaled $6.6 million of which $2.7 million were related to SBA PPP loans. Loans receivable discounts and premiums totaled  $371,000 and $2.4 million respectively, as of March 31, 2022, compared to $722,000 and $956,000, respectively, as of March 31, 2021. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	March 31,	March 31,
	2022	2021
Commercial and construction
Commercial business (1)	$228,091	$265,145
Commercial real estate	582,837	543,467
Land	11,556	14,040
Multi-family	60,211	45,014
Real estate construction	24,160	16,990
Total commercial and construction	906,855	884,656

Consumer
Real estate one-to-four family	82,006	56,405
Other installment	1,547	2,174
Total consumer	83,553	58,579

Total loans	990,408	943,235

Less: Allowance for loan losses	14,523	19,178
Loans receivable, net	$975,885	$924,057

(1) SBA PPP loans totaled $3.1 million at March 31, 2022 and $93.4 million at March 31, 2021.

The Company’s loan portfolio includes originated and purchased loans. Originated loans and purchased loans for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that the Company would be able to collect all contractually required payments, are referred to collectively as “loans”. The Company originates commercial business, commercial real estate, land, multi-family real estate, real estate construction, residential real estate and other consumer loans. At March 31, 2022 and 2021, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s loan portfolio are secured by properties located in Washington and Oregon, and accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulations to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss) (“AOCI”). The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2022, loans carried at $567.7 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consisted of the following for the periods indicated (in thousands):

	Year Ended March 31,
	2022	2021	2020
Beginning balance	$5,308	$625	$778
Originations	32	8,174	977
Principal repayments	(1,550)	(3,491)	(1,130)
Ending balance	$3,790	$5,308	$625

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

Commercial real estate – The Company originates commercial real estate loans within its primary market areas secured by properties such as office buildings, warehouse/industrial, retail, assisted living, single purpose facilities, and other commercial properties. These are cash flow loans that share characteristics of both real estate and commercial business loans. The primary source of repayment is cash flow from the operation of the collateral property and secondarily through liquidation of the collateral. These loans are generally higher risk than other classifications of loans in that they typically involve higher loan amounts, are dependent on the management experience of the owners, and may be adversely affected by conditions in the real estate market or the economy. Owner-occupied commercial real estate loans are generally of lower credit risk than non-owner occupied commercial real estate loans as the borrowers’ businesses are likely dependent on the properties. Underwriting for these loans is primarily dependent on the repayment capacity derived from the operation of the occupying business rather than rents paid by third-parties. The Company attempts to mitigate these risks by generally limiting the maximum loan-to-value ratio to 65%-80% depending on the property type and scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

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

Real estate construction – The Company originates construction loans for one-to-four family residential, multi-family, and commercial real estate properties. The one-to-four family residential construction loans include construction of consumer custom homes whereby the home buyer is the borrower as well as speculative and presold loans for home builders. Speculative one-to four-family construction loans are loans for which the home builder does not have, at the time of the loan origination, a signed contract with a home buyer who has a commitment for permanent financing with the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period. Multi-family construction loans are originated to construct apartment buildings and condominium projects. Commercial construction loans are originated to construct properties such as office buildings, retail rental space and mini-storage facilities, and assisted living facilities. All construction loans are short-term and generally the rate is variable in nature. Construction lending can involve a higher level of risk than other types of lending because funds are advanced based on a prospective value of the project at completion, the total estimated construction cost of the project, and the borrowers’ equity at risk. Additionally, the repayment of the loan is conditional on the success of the ultimate project which is subject to interest rate changes, governmental regulations, general economic conditions and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. Although the nature of real estate construction loans is such that they are generally more difficult to evaluate and monitor, the Company attempts to closely monitor the construction project by on-site inspections. The Company also attempts to mitigate the risks of construction lending by adhering to its underwriting policies, disbursement procedures and monitoring practices.

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

5.    ALLOWANCE FOR LOAN LOSSES

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

	Commercial	Commercial		Multi-	Real Estate
March 31, 2022	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total

Beginning balance	$2,416	$14,089	$233	$638	$294	$852	$656	$19,178
Provision for (recapture of) loan losses	75	(5,052)	(65)	207	99	52	59	(4,625)
Charge-offs	(69)	—	—	—	—	(17)	—	(86)
Recoveries	—	—	—	—	—	56	—	56
Ending balance	$2,422	$9,037	$168	$845	$393	$943	$715	$14,523

March 31, 2021

Beginning balance	$2,008	$6,421	$230	$854	$1,149	$1,363	$599	$12,624
Provision for (recapture of) loan losses	398	7,336	3	(216)	(855)	(423)	57	6,300
Charge-offs	—	—	—	—	—	(124)	—	(124)
Recoveries	10	332	—	—	—	36	—	378
Ending balance	$2,416	$14,089	$233	$638	$294	$852	$656	$19,178

March 31, 2020

Beginning balance	$1,808	$5,053	$254	$728	$1,457	$1,447	$710	$11,457
Provision for (recapture of) loan losses	264	1,368	(24)	126	(308)	(65)	(111)	1,250
Charge-offs	(64)	—	—	—	—	(82)	—	(146)
Recoveries	—	—	—	—	—	63	—	63
Ending balance	$2,008	$6,421	$230	$854	$1,149	$1,363	$599	$12,624

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for	for		for	for
March 31, 2022	Impairment	Impairment	Total	Impairment	Impairment	Total

Commercial business	$—	$2,422	$2,422	$100	$227,991	$228,091
Commercial real estate	—	9,037	9,037	122	582,715	582,837
Land	—	168	168	—	11,556	11,556
Multi-family	—	845	845	—	60,211	60,211
Real estate construction	—	393	393	—	24,160	24,160
Consumer	8	935	943	495	83,058	83,553
Unallocated	—	715	715	—	—	—
Total	$8	$14,515	$14,523	$717	$989,691	$990,408

March 31, 2021

Commercial business	$—	$2,416	$2,416	$120	$265,025	$265,145
Commercial real estate	—	14,089	14,089	1,468	541,999	543,467
Land	—	233	233	710	13,330	14,040
Multi-family	—	638	638	753	44,261	45,014
Real estate construction	—	294	294	—	16,990	16,990
Consumer	11	841	852	530	58,049	58,579
Unallocated	—	656	656	—	—	—
Total	$11	$19,167	$19,178	$3,581	$939,654	$943,235

Changes in the allowance for unfunded loan commitments were as follows for the years indicated (in thousands):

	Year Ended March 31,
	2022	2021	2020
Beginning balance	$509	$474	$469
Net change in allowance for unfunded loan commitments	(85)	35	5
Ending balance	$424	$509	$474

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
March 31, 2022	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$7,753	$21,808	$118	$29,679	$198,412	$228,091
Commercial real estate	—	—	122	122	582,715	582,837
Land	—	—	—	—	11,556	11,556
Multi-family	—	—	—	—	60,211	60,211
Real estate construction	291	—	—	291	23,869	24,160
Consumer	9	—	51	60	83,493	83,553
Total	$8,053	$21,808	$291	$30,152	$960,256	$990,408

March 31, 2021

Commercial business	$98	$175	$182	$455	$264,690	$265,145
Commercial real estate	—	—	144	144	543,323	543,467
Land	—	—	—	—	14,040	14,040
Multi-family	—	—	—	—	45,014	45,014
Real estate construction	—	—	—	—	16,990	16,990
Consumer	143	1	69	213	58,366	58,579
Total	$241	$176	$395	$812	$942,423	$943,235

A substantial portion of the 30-89 days past due and 90 days and greater past due loans at March 31, 2022 are comprised of government guaranteed loans. These government guaranteed loans are pass rated loans and are not considered to be nonaccrual loans given the Company expects to receive all principal and interest and not considered to be classified loans because there are no well-defined weaknesses or risk of loss. Given these government guaranteed loans are neither nonaccrual loans nor classified loans, these loans are not considered to be impaired loans based on the Company’s policy. Given these loans are not considered to be impaired loans and are fully guaranteed by the SBA or USDA, these loans are omitted from the required allowance calculation. Interest income foregone on non-accrual loans was $24,000, $49,000 and $75,000 for the years ended March 31, 2022, 2021 and 2020, respectively.

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

						Total
		Special				Loans
March 31, 2022	Pass	Mention	Substandard	Doubtful	Loss	Receivable

Commercial business	$227,435	$511	$145	$—	$—	$228,091
Commercial real estate	569,417	7,211	6,209	—	—	582,837
Land	11,556	—	—	—	—	11,556
Multi-family	60,138	73	—	—	—	60,211
Real estate construction	24,160	—	—	—	—	24,160
Consumer	83,502	—	51	—	—	83,553
Total	$976,208	$7,795	$6,405	$—	$—	$990,408

March 31, 2021

Commercial business	$264,564	$399	$182	$—	$—	$265,145
Commercial real estate	494,010	42,045	7,412	—	—	543,467
Land	14,040	—	—	—	—	14,040
Multi-family	44,941	49	24	—	—	45,014
Real estate construction	16,990	—	—	—	—	16,990
Consumer	58,510	—	69	—	—	58,579
Total	$893,055	$42,493	$7,687	$—	$—	$943,235

Impaired loans – The following tables present information regarding impaired loans at the dates and for the years indicated (in thousands):

	Recorded	Recorded
	Investment	Investment
	with	with			Related
	No Specific	Specific	Total	Unpaid	Specific
	Valuation	Valuation	Recorded	Principal	Valuation
March 31, 2022	Allowance	Allowance	Investment	Balance	Allowance

Commercial business	$100	$—	$100	$143	$—
Commercial real estate	122	—	122	178	—
Land	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer	259	236	495	603	8
Total	$481	$236	$717	$924	$8

March 31, 2021

Commercial business	$120	$—	$120	$157	$—
Commercial real estate	1,468	—	1,468	1,556	—
Land	710	—	710	740	—
Multi-family	753	—	753	856	—
Consumer	278	252	530	643	11
Total	$3,329	$252	$3,581	$3,952	$11

	Year ended		Year ended		Year ended
	March 31, 2022		March 31, 2021		March 31, 2020
		Interest		Interest		Interest
		Recognized		Recognized		Recognized
	Average	on	Average	on	Average	on
	Recorded	Impaired	Recorded	Impaired	Recorded	Impaired
	Investment	Loans	Investment	Loans	Investment	Loans

Commercial business	$110	$—	$130	$—	$150	$62
Commercial real estate	660	16	2,008	61	2,420	40
Land	—	—	713	40	720	90
Multi-family	—	—	1,313	77	1,573	—
Consumer	514	24	494	29	494	29
Total	$1,284	$40	$4,658	$207	$5,357	$221

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	March 31, 2022			March 31, 2021
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$—	$100	$100	$—	$120	$120
Commercial real estate	—	122	122	1,324	144	1,468
Land	—	—	—	710	—	710
Multi-family	—	—	—	753	—	753
Consumer	495	—	495	530	—	530
Total	$495	$222	$717	$3,317	$264	$3,581

At March 31, 2022, the Company had no commitments to lend additional funds on these loans. At March 31, 2022, all of the Company’s TDRs were paying as agreed.

There were no new TDRs for the year ended March 31, 2022. There was one new TDR for the year ended March 31, 2021. This TDR is a consumer real estate loan secured by a one-to-four family property located in Northwest Oregon where the Company granted a deferral of principal, interest, and escrow payments. The recorded investment in the loan prior to modification and at March 31, 2021 was $129,000.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by banking regulatory agencies provides that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. Loan modifications in accordance with the CARES Act are still subject to an impairment evaluation. See Note 1 - Summary of Significant Accounting Policies for more information.

6.    PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated (in thousands):

	March 31,
	2022	2021

Land	$4,714	$5,247
Buildings and improvements	17,030	18,097
Leasehold improvements	3,998	3,123
Furniture and equipment	10,765	10,734
Construction in progress	—	32
Total	36,507	37,233
Less accumulated depreciation and amortization	(19,341)	(19,409)
Premises and equipment, net	$17,166	$17,824

Depreciation and amortization expense was $1.5 million, $1.4 million and $1.3 million for the years ended March 31, 2022, 2021 and 2020, respectively.

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

The Company performed its annual impairment assessment as of October 31, 2021 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company completed a qualitative assessment of goodwill as of March 31, 2022, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were deemed sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

8.    DEPOSITS

Deposit accounts consisted of the following at the dates indicated (in thousands):

	March 31,	March 31,
Account Type	2022	2021
Non-interest-bearing	$494,831	$435,098
Interest-bearing checking	287,861	258,014
Money market	299,738	240,554
Savings accounts	340,076	291,769
Certificates of deposit	111,372	120,625
Total	$1,533,878	$1,346,060

Individual certificates of deposit in amounts of $250,000 or more totaled $32.7 million and $31.7 million at March 31, 2022 and 2021, respectively.

Scheduled maturities of certificates of deposit for future years ending March 31 are as follows (in thousands):

Year Ending March 31, :
2023	$77,179
2024	19,519
2025	9,951
2026	767
2027	2,913
Thereafter	1,043
Total	$111,372

Interest expense by deposit type was as follows for the years indicated (in thousands):

	Year Ended March 31,
	2022	2021	2020
Interest-bearing checking	$87	$85	$100
Money market	150	153	229
Savings accounts	247	418	1,054
Certificates of deposit	940	1,888	1,507
Total	$1,424	$2,544	$2,890

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

The Debentures issued by the Company to the grantor trusts, totaling $26.8 million and $26.7 million at March 31, 2022 and 2021, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2022 and 2021, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at March 31, 2022 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	2.19%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	2.18%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	4.07%	6/2033
		27,836
Fair value adjustment (4)		(1,003)
Total Debentures		$26,833

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.

(3) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.

(4) Amount, net of accretion, attributable to a prior year’s business combination.

10.  INCOME TAXES

Provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended March 31
	2022	2021	2020
Current	$5,446	$4,410	$5,404
Deferred	1,010	(1,429)	(574)
Total	$6,456	$2,981	$4,830

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at the dates indicated (in thousands):

	March 31,	March 31,
	2022	2021
Deferred tax assets:
Deferred compensation	$57	$75
Allowance for loan losses	3,588	4,725
Accrued expenses	170	212
Accumulated depreciation and amortization	881	862
Deferred gain on sale	52	90
Deferred income	107	—
Purchase accounting	74	101
Net unrealized loss on investment securities available for sale	3,141	50
Operating lease liabilities	1,993	2,204
Other	420	412
Total deferred tax assets	10,483	8,731
Deferred tax liabilities:
FHLB stock dividend	(38)	(38)
Prepaid expenses	(171)	(214)
Operating lease ROU assets	(1,898)	(2,108)
Loan fees/costs	(875)	(952)
Total deferred tax liabilities	(2,982)	(3,312)
Deferred tax assets, net	$7,501	$5,419

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows for the years indicated:

	Year Ended March 31,
	2022	2021	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate	3.0	3.0	3.0
ESOP market value adjustment	(0.1)	(0.1)	(0.1)
BOLI	(0.7)	(1.5)	(1.0)
Other, net	(0.4)	(0.3)	0.6
Effective federal income tax rate	22.8%	22.1%	23.5%

For the fiscal years ended March 31, 2022 and 2021, the Company utilized a federal corporate income tax rate of 21.0%. The Bank’s retained earnings at March 31, 2022 and 2021 include a base year allowance for loan losses, which amounted to $2.2  million, for which no federal income tax liability has been recognized. The related unrecognized deferred tax liability at March 31, 2022 and 2021 was $528,000. This represents the balance of the allowance for loan losses created for tax purposes as of December 31, 1987. This amount is subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future.

At March 31, 2022 and 2021, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties related to income tax matters as of March 31, 2022 and 2021. It is the Company’s policy to recognize potential accrued interest and penalties related to income tax matters as a component of the provision for income taxes. The Company is subject to U.S federal and State of Oregon income taxes. The years 2019 to 2021 remain open to examination for federal income taxes, and the years 2018 to 2021 remain open to State of Oregon examination.

11.  EMPLOYEE BENEFIT PLANS

Retirement Plan – The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2022, 2021 and 2020 were $529,000, $525,000 and $561,000, respectively.

Directors’ and Executive Officers’ Deferred Compensation Plan (“Deferred Compensation Plan”) – The Deferred Compensation Plan is a nonqualified deferred compensation plan. Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received. The Chairman, President, and Executive and Senior Vice Presidents of the Company may also defer salary into the Deferred Compensation Plan. The Company accrues annual interest on the unfunded liability under the Deferred Compensation Plan based upon a formula relating to gross revenues, which was 2.97%, 3.61% and 4.46% for the years ended March 31, 2022, 2021 and 2020, respectively. The estimated liability under the Deferred Compensation Plan is accrued as earned by the participants. At March 31, 2022 and 2021, the Company’s aggregate liability under the Deferred Compensation Plan was $237,000 and $312,000, respectively, which is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the years ended March 31, 2022, 2021 and 2020 under the Stock Option Plans.

As of March 31, 2022, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the years ended March 31, 2022, 2021 and 2020 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the years indicated:

	Year Ended March 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance, beginning of period	23,332	$2.78	43,332	$2.69	101,332	$3.26
Options exercised	(6,000)	2.78	(20,000)	2.58	(58,000)	3.69
Balance, end of period	17,332	$2.78	23,332	$2.78	43,332	$2.69

Additional information regarding stock options outstanding as of March 31, 2022 is as follows:

		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual		Exercise		Exercise
Exercise Price	Life (years)	Number	Price	Number	Price

$1.00 - $3.00	1.29	17,332	$2.78	17,332	$2.78

The following table presents information on stock options outstanding, less estimated forfeitures, as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Stock options fully vested and expected to vest:
Number	17,332	23,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$83,000	$97,000
Weighted average contractual term of options (years)	1.29	2.29
Stock options fully vested and currently exercisable:
Number	17,332	23,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$83,000	$97,000
Weighted average contractual term of options (years)	1.29	2.29

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $25,000, $68,000 and $238,000 for the years ended March 31, 2022, 2021 and 2020, respectively.

During the year ended March 31, 2022, the Company granted a total of 69,285 shares of restricted stock pursuant to the 2017 Plan of which vesting for 15,274 shares of restricted stock were time based and vesting for 54,011 shares of restricted stock were performance based subject to attaining certain performance metrics. During the year ended March 31, 2021, the Company granted a total of 90,763 shares of restricted stock pursuant to the 2017 Plan of which vesting for 19,453 shares of restricted stock were time based and vesting for 71,310 shares of restricted stock were performance based subject to attaining certain performance metrics.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock was $319,000, $352,000, and $302,000 for the years ended March 31, 2022, 2021, and 2020, respectively. The unrecognized stock-based compensation related to restricted stock was $401,000 and $348,000 at March 31, 2022 and 2021. The weighted average vesting period for the restricted stock was 1.53 years and 1.63 years at March 31, 2022 and 2021, respectively.

The following table presents the activity related to restricted stock for the year ended March 31, 2022:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	45,616	$6.57	96,772	$5.27	142,388	$5.69
Granted	15,274	7.08	54,011	7.06	69,285	7.06
Forfeited	(4,417)	5.82	(16,559)	5.55	(20,976)	5.61
Vested	(29,618)	7.43	(12,732)	8.35	(42,350)	7.71
Balance, end of period	26,855	$6.02	121,492	$5.70	148,347	$5.76

Employee Stock Ownership Plan  - The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. For the years ended March 31, 2022, 2021 and 2020, the Bank purchased 25,000, 5,354 and 43,545 shares of common stock, respectively, on the open market and contributed such shares to the ESOP as a discretionary employer contribution. As of March 31, 2022 and 2021, all shares of common stock purchased for the ESOP have been allocated to participant accounts. As of March 31, 2020, there were approximately 19,000 shares, which had not been allocated to participant accounts under the Company’s ESOP. The Company recorded employee benefits expense of $192,000, $96,000 and $195,000 for these contributions for the years ended March 31, 2022, 2021 and 2020, respectively, which represented the fair value of the related common stock on the date it was acquired. Shares held by the ESOP at March 31, 2022 and 2021 totaled 387,588 and 394,316, respectively.

Trust Company Stock Options – At March 31, 2022, there were no Trust Company stock options outstanding. At March 31, 2021, there were 500 Trust Company stock options outstanding, which had been granted to the President and Chief Executive Officer of the Trust Company. During the year ended March 31, 2022, the Trust Company did not incur any stock-based compensation expense related to these options. During the year ended March 31, 2021, the Trust Company incurred stock-based compensation expense related to these options of $44,000. During each of the years ended March 31, 2022 and 2021, 500 Trust Company stock options were exercised. There were no Trust Company stock options granted during the years ended March 31, 2022, 2021 and 2020.

12.  SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of March 31, 2022.

As of March 31, 2022, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					"Well Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$168,486	16.38%	$82,305	8.0%	$102,881	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	155,601	15.12	61,728	6.0	82,305	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	155,601	15.12	46,296	4.5	66,872	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	155,601	9.19	67,763	4.0	84,704	5.0

					"Well Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$151,555	17.35%	$69,879	8.0%	$87,349	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	140,529	16.09	52,409	6.0	69,879	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	140,529	16.09	39,307	4.5	56,777	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	140,529	9.63	58,344	4.0	72,930	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of March 31, 2022, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as Riverview Bancorp, Inc., the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Riverview Bancorp, Inc. was subject to regulatory guidelines for bank holding companies at March 31, 2022, it would have exceeded all regulatory capital requirements.

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

13.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the years ended March 31, 2022, 2021 and 2020, there were no stock options excluded in computing diluted EPS.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the years indicated:

	Year Ended March 31,
(Dollars and share data in thousands, except per share data)	2022	2021	2020
Basic EPS computation:
Numerator-net income	$21,820	$10,472	$15,748
Denominator-weighted average common shares outstanding	22,213	22,296	22,708
Basic EPS	$0.98	$0.47	$0.69
Diluted EPS computation:
Numerator-net income	$21,820	$10,472	$15,748
Denominator-weighted average common shares outstanding	22,213	22,296	22,708
Effect of dilutive stock options	12	17	36
Weighted average common shares and common stock equivalents	22,225	22,313	22,744
Diluted EPS	$0.98	$0.47	$0.69

In March 2022, the Company’s Board of Directors adopted a stock repurchase program (the “March 2022 repurchase program”). Under the March 2022 repurchase program, the Company was authorized to repurchase up to $5.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on March 21, 2022 and continuing until the earlier of the completion of the authorized level of repurchases or September 9, 2022, depending upon market conditions. As of March 31, 2022, the Company had repurchased $216,000 of shares under the March 2022 repurchase program at an average price of $7.63 per share.

In June 2021, the Company’s Board of Directors adopted a stock repurchase program (the “June 2021 repurchase program”). Under the June 2021 repurchase program, the Company was authorized to repurchase up to $5.0 million of the Company’s outstanding shares of common stock, in the open market based on prevailing market prices, or in privately negotiated transactions. The June 2021 repurchase plan was in effect from June 21, 2021 until the completion of the authorization or six months, whichever was earlier. At the conclusion of six months ending December 20, 2021, the Company had repurchased $1.7 million of shares under the June 2021 repurchase program at an average price of $6.89 per share.

In February 2020, the Company’s Board of Directors adopted a stock repurchase program (the “repurchase program”). Under the repurchase program, the Company was authorized to repurchase up to 500,000 shares of the Company’s outstanding shares of common stock, in the open market based on prevailing market prices, or in privately negotiated transactions, during the period from March 12, 2020 until the earlier of the completion of the repurchase of 500,000 shares of the Company’s common stock or six months, depending on market conditions. As of March 31, 2020, the Company had repurchased 204,100 shares under the repurchase program at an average price of $4.94 per share. As of April 17, 2020, the Company had repurchased the remaining 295,900 shares at an average price of $4.85 per share.

14.  FAIR VALUE MEASUREMENTS

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2022	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$39,604	$—	$39,604	$—
Agency securities	40,705	—	40,705	—
Real estate mortgage investment conduits	32,717	—	32,717	—
Residential mortgage-backed securities	16,945	—	16,945	—
Other mortgage-backed securities	35,811	—	35,811	—
Total assets measured at fair value on a recurring basis	$165,782	$—	$165,782	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2021	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$23,566	$—	$23,566	$—
Agency securities	25,315	—	25,315	—
Real estate mortgage investment conduits	55,815	—	55,815	—
Residential mortgage-backed securities	72,248	—	72,248	—
Other mortgage-backed securities	39,360	—	39,360	—
Total assets measured at fair value on a recurring basis	$216,304	$—	$216,304	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 during the years ended March 31, 2022 and 2021.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

	Total	Estimated Fair Value
	Estimated	Measurements Using
March 31, 2022	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$228	$—	$—	$228

March 31, 2021

Impaired loans	$241	$—	$—	$241

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2022 and 2021:

	Valuation	Significant Unobservable
	Technique	Inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	N/A (1)
	Discounted cash flows	Discount rate	5.375% - 8.000%

(1)	There were no adjustments to appraised values of impaired loans as of March 31, 2022 and 2021.

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

The carrying amounts and estimated fair values of financial instruments are as follows at the dates indicated (in thousands):

	Carrying				Estimated
March 31, 2022	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$241,424	$241,424	$—	$—	$241,424
Certificates of deposit held for investment	249	—	253	—	253
Investment securities available for sale	165,782	—	165,782	—	165,782
Investment securities held to maturity	253,100	—	236,029	—	236,029
Loans receivable, net	975,885	—	—	962,893	962,893
FHLB stock	2,019	—	2,019	—	2,019

Liabilities:
Certificates of deposit	111,372	—	109,860	—	109,860
Junior subordinated debentures	26,833	—	—	16,046	16,046

	Carrying				Estimated
March 31, 2021	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$265,408	$265,408	$—	$—	$265,408
Certificates of deposit held for investment	249	—	262	—	262
Investment securities available for sale	216,304	—	216,304	—	216,304
Investment securities held to maturity	39,574	—	38,220	—	38,220
Loans receivable, net	924,057	—	—	920,102	920,102
FHLB stock	1,722	—	1,722	—	1,722

Liabilities:
Certificates of deposit	120,625	—	121,610	—	121,610
Junior subordinated debentures	26,748	—	—	14,434	14,434

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

15.  REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC Topic 606 “Revenues from Contracts with Customers” (“ASC 606”), revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company’s revenue is from interest income, which is not within the scope of ASC 606. All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of REO and premises and equipment, which are included in non-interest expense.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is generally the principal in these contracts, with the exception of interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer. For the years ended March 31, 2022, 2021 and 2020, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income disaggregated by type of service (in thousands):

	Year Ended March 31,
	2022	2021	2020

Asset management fees	$4,107	$3,646	$4,408
Debit card and ATM fees	3,499	3,103	3,102
Deposit related fees	1,634	1,514	2,212
Loan related fees	1,247	1,229	605
BOLI (1)	800	813	864
Net gains on sales of loans held for sale (1)	—	28	252
FHLMC loan servicing fees (1)	85	94	147
BOLI death benefit in excess of cash surrender value (1)	500	—	—
Other, net	872	663	770
Total non-interest income, net	$12,744	$11,090	$12,360

(1) Not within the scope of ASC 606

Revenues recognized within the scope of ASC 606

Asset management fees : Asset management fees are variable, since they are based on the customer’s underlying portfolio value, which is subject to market conditions and amounts invested by clients through the Trust Company. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each quarter.

Debit card and ATM fees : Debit card and ATM interchange income represents fees earned when a debit card issued by the Bank is used. The Bank earns interchange fees from debit cardholder transactions through the MasterCard® payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card. Certain expenses directly associated with the debit cards are recorded on a net basis with the interchange income.

Deposit related fees : Fees are earned on the Bank’s deposit accounts for various products offered to or services performed for the Bank’s customers. Fees include business account fees, non-sufficient fund fees, stop payment fees, wire services, safe deposit box and others. These fees are recognized on a daily, monthly or quarterly basis, depending on the type of service.

Loan related fees : Non-interest loan fee income is earned on loans that the Bank services, excluding loans serviced for the FHLMC which are not within the scope of ASC 606. Loan related fees include prepayment fees, late charges, brokered loan fees, maintenance fees and others. These fees are recognized on a daily, monthly, quarterly or annual basis, depending on the type of service.

Other : Fees earned on other services, such as merchant services or occasional non-recurring type services, are recognized at the time of the event or the applicable billing cycle.

Contract Balances

As of March 31, 2022 and 2021, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of March 31, 2022 and 2021.

16.  COMMITMENTS AND CONTINGENCIES

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

Significant off-balance sheet commitments are listed below at the dates indicated (in thousands):

	Contract or Notional
	Amount
	March 31,	March 31,
	2022	2021
Commitments to extend credit:
Adjustable-rate	$17,125	$6,156
Fixed-rate	2,895	6,522
Standby letters of credit	1,780	1,999
Undisbursed loan funds and unused lines of credit	137,460	134,781
Total	$159,260	$149,458

At March 31, 2022, the Company had no commitments to sell residential loans to the FHLMC.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At March 31, 2022, loans under warranty totaled $44.1 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At March 31, 2022, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the years ended March 31, 2022, 2021 and 2020.

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

17.  LEASES

The Company has a finance lease for the shell of the building constructed as the Company’s operations center which expires in November 2039. The Company is also obligated under various noncancelable operating lease agreements for land, buildings and equipment that require future minimum rental payments. For each operating lease with an initial term of more than 12 months, the Company records an operating lease ROU asset (representing the right to use the underlying asset for the lease term) and an operating lease liability (representing the obligation to make lease payments required under the terms of the lease). ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate – derived from information available at the lease commencement date – as the discount rate when determining the present value of lease payments. The Company does not have any operating leases with an initial term of 12 months or less. Certain operating leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Certain operating leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. Lease extensions are not reasonably certain and the Company generally does not include payments occurring during option periods in the calculation of its operating lease ROU assets and operating lease liabilities.

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheet at the dates indicated (dollars in thousands):

	March 31,		March 31,		Classification in the
Leases	2022		2021		consolidated balance sheets
Finance lease ROU assets	$1,355		$1,432		Financing lease ROU assets
Finance lease liability	$2,283		$2,329		Finance lease liability
Finance lease remaining lease term	17.68	years	18.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$7,907		$8,782		Prepaid expenses and other assets
Operating lease liabilities	$8,306		$9,201		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	7.02	years	7.87	years
Operating lease weighted-average discount rate	1.81%		1.77%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Year ended	Year ended	Year ended
Lease Costs	March 31, 2022	March 31, 2021	March 31, 2020
Finance lease amortization of ROU asset	$77	$77	$77
Finance lease interest on lease liability	165	168	171
Operating lease costs	1,266	1,312	1,508
Variable lease costs	209	209	209
Total lease cost (1)	$1,717	$1,766	$1,965

(1) Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information – Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $1.5 million, $1.5 million and $1.7 million for the years ended March 31, 2022, 2021 and 2020, respectively. During the years ended March 31, 2022, 2021 and 2020, the Company recorded operating lease ROU assets that were exchanged for operating lease liabilities of $441,000, $6.1 million and $5.6 million, respectively.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of March 31, 2022 (in thousands):

Year Ending March 31:	Operating	Finance
	Leases	Lease
2023	$1,352	$215
2024	1,370	219
2025	1,375	222
2026	1,125	226
2027	1,116	230
Thereafter	2,531	2,944
Total minimum lease payments	8,869	4,056
Less: amount of lease payment representing interest	(563)	(1,773)
Lease liabilities	$8,306	$2,283

18.  RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS

AS OF MARCH 31, 2022 AND 2021

(In thousands)	2022	2021
ASSETS
Cash and cash equivalents	$10,867	$10,006
Investment in the Bank	173,223	168,064
Other assets	1,321	1,454
TOTAL ASSETS	$185,411	$179,524
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$112	$64
Dividend payable	1,217	1,118
Borrowings	26,833	26,748
Shareholders' equity	157,249	151,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$185,411	$179,524

STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 2022, 2021 AND 2020

(In thousands)	2022	2021	2020

INCOME:
Interest on investment securities and other short-term investments	$16	$17	$33
Total income	16	17	33

EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	670	731	1,233
Total expense	813	874	1,376
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME OF THE BANK	(797)	(857)	(1,343)
BENEFIT FOR INCOME TAXES	(167)	(180)	(282)
LOSS OF PARENT COMPANY	(630)	(677)	(1,061)
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	22,450	11,149	16,809
NET INCOME	$21,820	$10,472	$15,748

There were no items of other comprehensive income that were solely attributable to the parent company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2022, 2021 AND 2020

(In thousands)	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,820	$10,472	$15,748
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of the Bank	(22,450)	(11,149)	(16,809)
Amortization	85	86	87
Provision for deferred income taxes	2	—	—
Stock-based compensation	319	396	346
Changes in assets and liabilities:
Other assets	131	224	(278)
Accrued expenses and other liabilities	48	(417)	364
Net cash used in operating activities	(45)	(388)	(542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend from the Bank	7,500	6,000	11,500
Net cash provided by investing activities	7,500	6,000	11,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,670)	(4,478)	(4,075)
Proceeds from exercise of stock options	16	50	227
Repurchase of common stock	(1,940)	(1,447)	(1,019)
Net cash used in financing activities	(6,594)	(5,875)	(4,867)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	861	(263)	6,091

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,006	10,269	4,178

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,867	$10,006	$10,269

RIVERVIEW BANCORP, INC.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except per share data)	Three Months Ended
Fiscal 2022:	March 31	December 31	September 30	June 30

Interest and dividend income	$12,389	$12,551	$12,965	$11,920
Interest expense	483	492	589	636
Net interest income	11,906	12,059	12,376	11,284
Recapture of loan losses	(650)	(1,275)	(1,100)	(1,600)
Non-interest income, net	2,966	3,116	3,074	3,588
Non-interest expense	10,115	9,279	8,187	9,137
Income before income taxes	5,407	7,171	8,363	7,335
Provision for income taxes	1,282	1,661	1,933	1,580

Net income	$4,125	$5,510	$6,430	$5,755

Basic earnings per common share (1)	$0.19	$0.25	$0.29	$0.26

Diluted earnings per common share (1)	$0.19	$0.25	$0.29	$0.26

Fiscal 2021:
Interest and dividend income	$11,865	$12,292	$11,949	$12,238
Interest expense	669	763	885	1,110
Net interest income	11,196	11,529	11,064	11,128
Provision for loan losses	—	—	1,800	4,500
Non-interest income, net	2,836	2,812	2,819	2,623
Non-interest expense	9,626	9,107	8,836	8,685
Income before income taxes	4,406	5,234	3,247	566
Provision for income taxes	992	1,199	704	86

Net income	$3,414	$4,035	$2,543	$480

Basic earnings per common share (1)	$0.15	$0.18	$0.11	$0.02

Diluted earnings per common share (1)	$0.15	$0.18	$0.11	$0.02

(1)	Quarterly earnings per common share may vary from annual earnings per common share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
(c)Management’s Annual Report on Internal Control Over Financial Reporting: The management of Riverview Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2022 that was not so disclosed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned “Proposal I - Election of Directors” contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, and “Part I - Business -- Executive Officers” of this Form 10-K, is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information set forth under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders (excluding the information contained under the heading “Personnel/Compensation Committee Report,”) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2022:

Number of
securities
remaining
available for future
	Number of		Number of	issuance under
	securities to be	Weighted-	securities to be	equity
	issued upon	average	issued upon	compensation
	exercise of	price of	vesting of	plans excluding
	outstanding	outstanding	restricted stock	securities reflected
Plan category	options	options	awards	in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)	(D)

2017 Equity Incentive Plan	—	—	148,347	1,586,168
2003 Stock Option Plan	17,332	$2.78	—	—

Equity compensation plans not approved by security holders:	—	—	—	—

Total	17,332	$2.78	148,347	1,586,168

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” under the heading “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders (excluding the information contained under the heading of “Report of the Audit Committee”) is incorporated herein by reference.

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
101

The following materials from Riverview Bancorp Inc.’s Annual Report on Form 10-K for the year ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2021 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2019, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(10)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
(12)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.riverviewbank.com in the section titled About: Code of Conduct.
*	Filed herewith

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date:	June 15, 2022	By:	/s/ Kevin J. Lycklama
Kevin J. Lycklama
President and Chief Executive Officer Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald L. Nies	By:	/s/ Kevin J. Lycklama
	Gerald L. Nies		Kevin J. Lycklama
	Chairman of the Board		President and Chief Executive Officer Director (Principal Executive Officer)

Date:	June 15, 2022	Date:	June 15, 2022

By:	/s/ David Lam	By:	/s/ Bradley J. Carlson
	David Lam		Bradley J. Carlson
	Executive Vice President and		Director
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	June 15, 2022	Date:	June 15, 2022

By:	/s/ Patrick Sheaffer	By:	/s/ Bess R. Wills
	Patrick Sheaffer		Bess R. Wills
	Director		Director

Date:	June 15, 2022	Date:	June 15, 2022

By:	/s/ John A. Karas	By:	/s/ Jerry C. Olson
	John A. Karas		Jerry C. Olson
	Director		Director

Date:	June 15, 2022	Date:	June 15, 2022

By:	/s/ Stacey A. Graham	By:	/s/ Patricia W. Eby
	Stacey A. Graham		Patricia W. Eby
	Director		Director

Date:	June 15, 2022	Date:	June 15, 2022

By:	/s/ Valerie Moreno
Valerie Moreno
Director

Date:	June 15, 2022