Form 10-Q
period 2022-06-30
RIVERVIEW BANCORP INC
filed 2022-08-12
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,943,160 shares outstanding, as of August 12, 2022.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Forward-Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (“COVID-19”) and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by increasing oil prices and supply chain disruptions; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; the future of the London Interbank Offered Rate ("LIBOR"), and the transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to originate loans for sale and sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank, by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks (“WDFI”) and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and including changes as a result of COVID-19; the Company’s ability to attract and retain deposits; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames; future goodwill impairment due to changes in Riverview’s business, changes in market conditions, or other factors; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND MARCH 31, 2022

	June 30,	March 31,
(In thousands, except share and per share data) (Unaudited)	2022	2022
ASSETS
Cash and cash equivalents (including interest-earning accounts of $127,859 and $224,589)	$141,836	$241,424
Certificates of deposit held for investment	249	249
Investment securities:
Available for sale, at estimated fair value	181,697	165,782
Held to maturity, at amortized cost (estimated fair value of $229,589 and $236,029)	256,002	253,100
Loans receivable (net of allowance for loan losses of $14,559 and $14,523)	997,906	975,885
Prepaid expenses and other assets	26,897	12,396
Accrued interest receivable	5,012	4,650
Federal Home Loan Bank (“FHLB”) stock , at cost	2,019	2,019
Premises and equipment, net	16,973	17,166
Financing lease right-of-use ("ROU") assets	1,336	1,355
Deferred income taxes, net	9,060	7,501
Mortgage servicing rights, net	28	34
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	466	495
Bank owned life insurance ("BOLI")	31,154	30,964
TOTAL ASSETS	$1,697,711	$1,740,096

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,495,605	$1,533,878
Accrued expenses and other liabilities	18,026	19,298
Advance payments by borrowers for taxes and insurance	523	555
Junior subordinated debentures	26,854	26,833
Finance lease liability	2,270	2,283
Total liabilities	1,543,278	1,582,847

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
June 30, 2022 – 22,154,170 shares issued and 21,943,160 outstanding	219	221
March 31, 2022 – 22,155,636 shares issued and 22,127,396 outstanding
Additional paid-in capital	60,838	62,048
Retained earnings	108,266	104,931
Accumulated other comprehensive loss	(14,890)	(9,951)
Total shareholders' equity	154,433	157,249
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,697,711	$1,740,096

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Three Months Ended
	June 30,
(In thousands, except share and per share data) (Unaudited)	2022	2021
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$10,897	$10,776
Interest on investment securities – taxable	1,834	999
Interest on investment securities – nontaxable	66	50
Other interest and dividends	397	95
Total interest and dividend income	13,194	11,920

INTEREST EXPENSE:
Interest on deposits	281	442
Interest on borrowings	252	194
Total interest expense	533	636
Net interest income	12,661	11,284
Provision for (recapture of) loan losses	—	(1,600)
Net interest income after provision for (recapture of) loan losses	12,661	12,884

NON-INTEREST INCOME:
Fees and service charges	1,721	1,855
Asset management fees	1,160	976
BOLI	190	190
BOLI death benefit in excess of cash surrender value	—	479
Other, net	55	88
Total non-interest income, net	3,126	3,588

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,952	5,754
Occupancy and depreciation	1,514	1,409
Data processing	778	765
Amortization of CDI	29	31
Advertising and marketing	197	152
FDIC insurance premium	116	95
State and local taxes	191	198
Telecommunications	50	46
Professional fees	301	317
Other	641	370
Total non-interest expense	9,769	9,137

INCOME BEFORE INCOME TAXES	6,018	7,335
PROVISION FOR INCOME TAXES	1,366	1,580
NET INCOME	$4,652	$5,755

Earnings per common share:
Basic	$0.21	$0.26
Diluted	0.21	0.26
Weighted average number of common shares outstanding:
Basic	22,027,874	22,344,785
Diluted	22,037,320	22,358,764

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Three Months Ended
	June 30,
(In thousands) (Unaudited)	2022	2021

Net income	$4,652	$5,755

Other comprehensive income (loss):
Net unrealized holding gains (losses) from available for sale investment securities arising during the period, net of tax of $1,562 and ($372), respectively	(4,939)	1,179

Total comprehensive income (loss), net	$(287)	$6,934

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Income (Loss)	Total
	Shares	Amount

For the three months ended June 30, 2021

Balance April 1, 2021	22,351,235	$223	$63,650	$87,881	$(160)	$151,594

Net income	—	—	—	5,755	—	5,755
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,114)	—	(1,114)
Stock repurchased	(73,367)	(1)	(492)	—	—	(493)
Stock-based compensation expense	—	—	55	—	—	55
Other comprehensive income, net	—	—	—	—	1,179	1,179
Balance June 30, 2021	22,277,868	$222	$63,213	$92,522	$1,019	$156,976

For the three months ended June 30, 2022

Balance April 1, 2022	22,127,396	$221	$62,048	$104,931	$(9,951)	$157,249

Net income	—	—	—	4,652	—	4,652
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,317)	—	(1,317)
Exercise of stock options	1,511	—	4	—	—	4
Stock repurchased	(182,770)	(2)	(1,277)	—	—	(1,279)
Restricted stock forfeited	(2,977)	—	—	—	—	—
Stock-based compensation expense	—	—	63	—	—	63
Other comprehensive loss, net	—	—	—	—	(4,939)	(4,939)
Balance June 30, 2022	21,943,160	$219	$60,838	$108,266	$(14,890)	$154,433

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands) (Unaudited)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,652	$5,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	785	864
Purchased loans amortization, net	12	32
Provision for (recapture of) loan losses	—	(1,600)
Stock-based compensation expense	63	55
Increase (decrease) in deferred loan origination fees, net of amortization	84	(684)
Net loss on disposal of premises and equipment	3	8
Income from BOLI	(190)	(190)
BOLI death benefit in excess of cash surrender value	—	(479)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	125	1,557
Accrued interest receivable	(362)	296
Accrued expenses and other liabilities	(1,407)	(4,430)
Net cash provided by operating activities	3,765	1,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments, net	79	54,480
Purchases of loans receivable	(36,727)	(60)
Principal repayments on investment securities available for sale	3,878	13,842
Purchases of investment securities available for sale	(26,443)	(65,246)
Principal repayments on investment securities held to maturity	5,431	295
Purchases of investment securities held to maturity	(8,496)	—
Purchases of premises and equipment and capitalized software	(264)	(480)
Net cash (used in) provided by investing activities	(62,542)	2,831

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(38,273)	66,906
Dividends paid	(1,218)	(1,118)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(32)	34
Principal payments on finance lease liability	(13)	(11)
Proceeds from exercise of stock options	4	—
Repurchase of common stock	(1,279)	(493)
Net cash provided by (used in) financing activities	(40,811)	65,318

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(99,588)	69,333
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	241,424	265,408
CASH AND CASH EQUIVALENTS, END OF PERIOD	$141,836	$334,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$461	$575

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,317	$1,114
Net unrealized holding (losses) gains from available for sale investment securities	(6,501)	1,551
Income tax effect related to other comprehensive income (loss)	1,562	(372)
Reclassification of loans receivable to prepaid expenses and other assets	14,531	—

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2022 (“2022 Form 10-K”). The unaudited consolidated results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2023.

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

For the period from April 1, 2017 through December 2019, the Trust Company was a wholly-owned subsidiary of the Bank. In December 2019, the Trust Company issued 1,500 shares of Trust Company stock in conjunction with the exercise of 1,500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer. In both October 2020 and May 2021, the Trust Company issued an additional 500 shares of Trust Company stock upon the exercise of options for 500 shares of Trust Company common stock by the Trust Company's President and Chief Executive Officer. As a result of these transactions, the Bank's ownership in the Trust Company decreased from 100% to 97.3%, resulting in a 2.7% noncontrolling interest held by the Trust Company’s President and Chief Executive Officer. The noncontrolling interest was $213,000 and $212,000 as of June 30, 2022 and March 31, 2022, respectively. Net income attributable to the noncontrolling interest was $2,000 for both the three months ended June 30, 2022 and 2021. These amounts are not presented separately in the accompanying consolidated financial statements due to their insignificance.

3.      STOCK PLANS AND STOCK-BASED COMPENSATION

Stock Option Plans - In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective in July 2003 and expired in July 2013. Accordingly, no further option awards may be granted under the 2003 Plan; however, any awards granted prior to their respective expiration dates remain outstanding subject to their terms. Each option granted under the 2003 Plan has an exercise price equal to the fair value of the Company’s common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the three months ended June 30, 2022 and 2021.

As of June 30, 2022, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the three months ended June 30, 2022 and 2021 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Three Months Ended June 30,		Three Months Ended June 30,
	2022		2021
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Balance, beginning of period	17,332	$2.78	23,332	$2.78
Options exercised	(1,511)	2.78	—	—
Balance, end of period	15,821	$2.78	23,332	$2.78

The following table presents information on stock options outstanding, less estimated forfeitures, as of June 30, 2022 and 2021:

	2022	2021
Stock options fully vested and expected to vest:
Number	15,821	23,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$60,000	$101,000
Weighted average contractual term of options (years)	1.04	2.04
Stock options fully vested and currently exercisable:
Number	15,821	23,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$60,000	$101,000
Weighted average contractual term of options (years)	1.04	2.04

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $7,000 for the three months ended June 30, 2022 under the Stock Option Plans. There were no stock options exercised for the three months ended June 30, 2021 under the Stock Option Plans.

The Company may grant restricted stock pursuant to the 2017 Plan of which vesting can either be time based or performance based. Performance based awards are subject to attaining certain performance metrics and all, or a portion of, the performance based awards can subsequently be cancelled for not attaining the predetermined performance metrics. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $63,000 and $55,000 for the three months ended June 30, 2022 and 2021, respectively. The unrecognized stock-based compensation related to restricted stock was $316,000 and $293,000 at June 30, 2022 and 2021, respectively. The weighted average vesting period for the restricted stock was 1.27 years and 1.38 years at June 30, 2022 and 2021, respectively.

The following tables presents the activity related to restricted stock for the periods shown:
	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Three Months Ended June 30, 2022	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	26,855	$6.02	121,492	$5.70	148,347	$5.76
Forfeited	—	—	(2,977)	7.56	(2,977)	7.56
Vested	(2,517)	8.35	(10,968)	8.35	(13,485)	8.35
Balance, end of period	24,338	$5.78	107,547	$5.38	131,885	$5.45

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Three Months Ended June 30, 2021	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	45,616	$6.57	96,772	$5.27	142,388	$5.69
Vested	(23,133)	8.35	(12,732)	8.35	(35,865)	8.35
Balance, end of period	22,483	$4.74	84,040	$4.80	106,523	$4.79

Trust Company Stock Options – At both June 30, 2022 and 2021, there were no Trust Company stock options outstanding. There were no Trust Company stock options exercised during the three months ended June 30, 2022. During the three months ended June 30, 2021, 500 Trust Company stock options were exercised. There were no Trust Company stock options granted during the three months ended June 30, 2022 and 2021.

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the three months ended June 30, 2022 and 2021, there were no stock options excluded in computing diluted EPS.

In March 2022, the Company’s Board of Directors adopted a stock repurchase program (the “March 2022 repurchase program”). Under the March 2022 repurchase program, the Company was authorized to repurchase up to $5.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on March 21, 2022 and continuing until the earlier of the completion of the authorized level of repurchases or September 9, 2022, depending upon market conditions. As of June 30, 2022, the Company had repurchased 211,010 shares at a total cost of $1.5 million under the March 2022 repurchase program at an average price of $7.08 per share.

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

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,
	2022	2021
Basic EPS computation:
Numerator-net income	$4,652,000	$5,755,000
Denominator-weighted average common shares outstanding	22,027,874	22,344,785
Basic EPS	$0.21	$0.26
Diluted EPS computation:
Numerator-net income	$4,652,000	$5,755,000
Denominator-weighted average common shares outstanding	22,027,874	22,344,785
Effect of dilutive stock options	9,446	13,979
Weighted average common shares and common stock equivalents	22,037,320	22,358,764
Diluted EPS	$0.21	$0.26

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2022
Available for sale:
Municipal securities	$48,008	$5	$(7,417)	$40,596
Agency securities	55,533	20	(4,339)	51,214
Real estate mortgage investment conduits (1)	37,198	—	(4,055)	33,143
Residential mortgage-backed securities (1)	16,214	1	(619)	15,596
Other mortgage-backed securities (2)	44,337	31	(3,220)	41,148
Total available for sale	$201,290	$57	$(19,650)	$181,697

Held to maturity:
Municipal securities	$10,362	$—	$(2,522)	$7,840
Agency securities	53,807	—	(3,552)	50,255
Real estate mortgage investment conduits (1)	37,980	—	(3,482)	34,498
Residential mortgage-backed securities (1)	133,158	—	(14,165)	118,993
Other mortgage-backed securities (3)	20,695	—	(2,692)	18,003
Total held to maturity	$256,002	$—	$(26,413)	$229,589

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2022
Available for sale:
Municipal securities	$44,104	$14	$(4,514)	$39,604
Agency securities	43,848	1	(3,144)	40,705
Real estate mortgage investment conduits (1)	35,563	1	(2,847)	32,717
Residential mortgage-backed securities (1)	17,368	13	(436)	16,945
Other mortgage-backed securities (2)	37,991	28	(2,208)	35,811
Total available for sale	$178,874	$57	$(13,149)	$165,782

Held to maturity:
Municipal securities	$10,368	$—	$(1,422)	$8,946
Agency securities	45,277	—	(2,450)	42,827
Real estate mortgage investment conduits (1)	39,394	—	(2,457)	36,937
Residential mortgage-backed securities (1)	137,343	—	(8,883)	128,460
Other mortgage-backed securities (3)	20,718	—	(1,859)	18,859
Total held to maturity	$253,100	$—	$(17,071)	$236,029

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.
(3)	Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of June 30, 2022 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,002	$2,002	$—	$—
Due after one year through five years	40,207	38,933	38,881	37,281
Due after five years through ten years	65,709	59,191	33,277	29,272
Due after ten years	93,372	81,571	183,844	163,036
Total	$201,290	$181,697	$256,002	$229,589

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2022	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$35,265	$(6,967)	$3,033	$(450)	$38,298	$(7,417)
Agency securities	27,417	(2,300)	15,955	(2,039)	43,372	(4,339)
Real estate mortgage investment conduits (1)	11,794	(853)	21,345	(3,202)	33,139	(4,055)
Residential mortgage-backed securities (1)	15,327	(619)	—	—	15,327	(619)
Other mortgage-backed securities (2)	38,159	(3,210)	708	(10)	38,867	(3,220)
Total available for sale	$127,962	$(13,949)	$41,041	$(5,701)	$169,003	$(19,650)

Held to maturity:
Municipal securities	$5,167	$(1,557)	$2,672	$(965)	$7,839	$(2,522)
Agency securities	43,628	(2,551)	6,627	(1,001)	50,255	(3,552)
Real estate mortgage investment conduits (1)	25,178	(2,117)	9,321	(1,365)	34,499	(3,482)
Residential mortgage-backed securities (1)	100,666	(11,220)	18,325	(2,945)	118,991	(14,165)
Other mortgage-backed securities (3)	12,885	(1,722)	5,118	(970)	18,003	(2,692)
Total held to maturity	$187,524	$(19,167)	$42,063	$(7,246)	$229,587	$(26,413)

March 31, 2022

Available for sale:
Municipal securities	$32,767	$(4,293)	$3,282	$(221)	$36,049	$(4,514)
Agency securities	22,288	(1,565)	16,414	(1,579)	38,702	(3,144)
Real estate mortgage investment conduits (1)	17,334	(1,310)	15,275	(1,537)	32,609	(2,847)
Residential mortgage-backed securities (1)	15,702	(436)	—	—	15,702	(436)
Other mortgage-backed securities (2)	32,408	(2,194)	769	(14)	33,177	(2,208)
Total available for sale	$120,499	$(9,798)	$35,740	$(3,351)	$156,239	$(13,149)

Held to maturity:
Municipal securities	$5,911	$(816)	$3,036	$(606)	$8,947	$(1,422)
Agency securities	35,930	(1,708)	6,897	(742)	42,827	(2,450)
Real estate mortgage investment conduits (1)	26,233	(1,715)	7,735	(742)	33,968	(2,457)
Residential mortgage-backed securities (1)	111,096	(7,160)	17,363	(1,723)	128,459	(8,883)
Other mortgage-backed securities (3)	13,472	(1,153)	5,386	(706)	18,858	(1,859)
Total held to maturity	$192,642	$(12,552)	$40,417	$(4,519)	$233,059	$(17,071)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.
(3)	Comprised of CRE secured securities issued by FHLMC and FNMA.

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three months ended June 30, 2022 and 2021. Investment securities available for sale with an amortized cost of $3.7 million and $1.3 million and an estimated fair value of $3.5 million and $1.2 million at June 30, 2022 and March 31, 2022, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $13.3 million and $13.7 million and a fair value of $11.6 million and $12.6 million at June 30, 2022 and March 31, 2022, respectively, were pledged as collateral for government public funds held by the Bank.

6.      LOANS RECEIVABLE

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. At June 30, 2022, deferred loan fees totaled $4.6 million. At June 30, 2022, deferred loan fees related to the SBA Paycheck Protection Program (“PPP”) loans were minimal. At March 31, 2022, deferred loan fees totaled $4.5 million of which $99,000 were related to the SBA PPP loans. Loans receivable discounts and premiums totaled $1.6 million and $2.4 million, respectively, as of June 30, 2022, compared to $371,000 and $2.4 million, respectively, as of March 31, 2022. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	June 30,	March 31,
	2022	2022
Commercial and construction
Commercial business (1)	$227,023	$228,091
Commercial real estate	578,557	582,837
Land	9,863	11,556
Multi-family	58,943	60,211
Real estate construction	30,754	24,160
Total commercial and construction	905,140	906,855

Consumer
Real estate one-to-four family	105,775	82,006
Other installment	1,550	1,547
Total consumer	107,325	83,553

Total loans	1,012,465	990,408

Less: Allowance for loan losses	14,559	14,523
Loans receivable, net	$997,906	$975,885

(1)SBA PPP loans totaled $11,000 and $3.1 million at June 30, 2022 and March 31, 2022, respectively.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2022, loans carried at $558.0 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

Substantially all of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of June 30, 2022 and March 31, 2022, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
June 30, 2022	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total

Beginning balance	$2,422	$9,037	$168	$845	$393	$943	$715	$14,523
Provision for (recapture of) loan losses	73	(495)	(19)	17	125	257	42	—
Charge-offs	—	—	—	—	—	(6)	—	(6)
Recoveries	—	—	—	—	—	42	—	42
Ending balance	$2,495	$8,542	$149	$862	$518	$1,236	$757	$14,559

Three months ended
June 30, 2021

Beginning balance	$2,416	$14,089	$233	$638	$294	$852	$656	$19,178
Provision for (recapture of) loan losses	(214)	(1,147)	4	(31)	(97)	(152)	37	(1,600)
Charge-offs	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	—	—	21	—	21
Ending balance	$2,202	$12,942	$237	$607	$197	$712	$693	$17,590

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for	for		for	for
June 30, 2022	Impairment	Impairment	Total	Impairment	Impairment	Total

Commercial business	$—	$2,495	$2,495	$95	$226,928	$227,023
Commercial real estate	—	8,542	8,542	117	578,440	578,557
Land	—	149	149	—	9,863	9,863
Multi-family	—	862	862	—	58,943	58,943
Real estate construction	—	518	518	—	30,754	30,754
Consumer	7	1,229	1,236	486	106,839	107,325
Unallocated	—	757	757	—	—	—
Total	$7	$14,552	$14,559	$698	$1,011,767	$1,012,465

March 31, 2022

Commercial business	$—	$2,422	$2,422	$100	$227,991	$228,091
Commercial real estate	—	9,037	9,037	122	582,715	582,837
Land	—	168	168	—	11,556	11,556
Multi-family	—	845	845	—	60,211	60,211
Real estate construction	—	393	393	—	24,160	24,160
Consumer	8	935	943	495	83,058	83,553
Unallocated	—	715	715	—	—	—
Total	$8	$14,515	$14,523	$717	$989,691	$990,408

Non-accrual loans: Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $3,000 and $7,000 for the three months ended June 30, 2022 and 2021, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
June 30, 2022	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$1,446	$27,254	$113	$28,813	$198,210	$227,023
Commercial real estate	—	—	117	117	578,440	578,557
Land	—	—	—	—	9,863	9,863
Multi-family	—	—	—	—	58,943	58,943
Real estate construction	—	—	—	—	30,754	30,754
Consumer	14	—	50	64	107,261	107,325
Total	$1,460	$27,254	$280	$28,994	$983,471	$1,012,465

March 31, 2022

Commercial business	$7,753	$21,808	$118	$29,679	$198,412	$228,091
Commercial real estate	—	—	122	122	582,715	582,837
Land	—	—	—	—	11,556	11,556
Multi-family	—	—	—	—	60,211	60,211
Real estate construction	291	—	—	291	23,869	24,160
Consumer	9	—	51	60	83,493	83,553
Total	$8,053	$21,808	$291	$30,152	$960,256	$990,408

A substantial portion of the 30-89 days past due and 90 days and greater past due loans at June 30, 2022 are comprised of government guaranteed loans. These government guaranteed loans are pass rated loans and are not considered to be nonaccrual loans given the Company expects to receive all principal and interest and not considered to be classified loans because there are no well-defined weaknesses or risk of loss. Given these government guaranteed loans are neither nonaccrual loans nor classified loans, these loans are not considered to be impaired loans based on the Company’s policy. Given these loans are not considered to be impaired loans and are fully guaranteed by the SBA or USDA, these loans are omitted from the required allowance calculation. Interest income foregone on non-accrual loans was $3,000 and $24,000 for the three months ended June 30, 2022 and the year ended March 31, 2022, respectively.

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

						Total
		Special				Loans
June 30, 2022	Pass	Mention	Substandard	Doubtful	Loss	Receivable

Commercial business	$226,379	$506	$138	$—	$—	$227,023
Commercial real estate	571,709	681	6,167	—	—	578,557
Land	9,863	—	—	—	—	9,863
Multi-family	58,811	132	—	—	—	58,943
Real estate construction	30,754	—	—	—	—	30,754
Consumer	107,274	—	51	—	—	107,325
Total	$1,004,790	$1,319	$6,356	$—	$—	$1,012,465

March 31, 2022

Commercial business	$227,435	$511	$145	$—	$—	$228,091
Commercial real estate	569,417	7,211	6,209	—	—	582,837
Land	11,556	—	—	—	—	11,556
Multi-family	60,138	73	—	—	—	60,211
Real estate construction	24,160	—	—	—	—	24,160
Consumer	83,502	—	51	—	—	83,553
Total	$976,208	$7,795	$6,405	$—	$—	$990,408

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

	Recorded	Recorded
	Investment	Investment
	with	with			Related
	No Specific	Specific	Total	Unpaid	Specific
	Valuation	Valuation	Recorded	Principal	Valuation
June 30, 2022	Allowance	Allowance	Investment	Balance	Allowance

Commercial business	$95	$—	$95	$139	$—
Commercial real estate	117	—	117	174	—
Consumer	380	106	486	595	7
Total	$592	$106	$698	$908	$7

March 31, 2022

Commercial business	$100	$—	$100	$143	$—
Commercial real estate	122	—	122	178	—
Consumer	259	236	495	603	8
Total	$481	$236	$717	$924	$8

	Three months ended		Three months ended
	June 30, 2022		June 30, 2021
		Interest		Interest
		Recognized		Recognized
	Average	on	Average	on
	Recorded	Impaired	Recorded	Impaired
	Investment	Loans	Investment	Loans

Commercial business	$98	$—	$117	$—
Commercial real estate	119	—	1,461	16
Consumer	491	6	526	6
Total	$708	$6	$2,104	$22

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	June 30, 2022			March 31, 2022
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$—	$95	$95	$—	$100	$100
Commercial real estate	—	117	117	—	122	122
Consumer	486	—	486	495	—	495
Total	$486	$212	$698	$495	$222	$717

At June 30, 2022, the Company had no commitments to lend additional funds on TDR loans. At June 30, 2022, all of the Company’s TDRs were paying as agreed. There were no new TDRs during both the three months ended June 30, 2022 and 2021.

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

The Company performed an impairment assessment as of October 31, 2021 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods. As a result of the effects of the COVID-19 pandemic and its impacts on the financial markets and economy, the Company completed a qualitative assessment of goodwill as of June 30, 2022, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization as a result of the COVID-19 pandemic were sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.9 million and $26.8 million at June 30, 2022 and March 31, 2022, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both June 30, 2022 and March 31, 2022, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at June 30, 2022 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	3.19%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	3.18%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	5.30%	6/2033
		27,836
Fair value adjustment (4)		(982)
Total Debentures		$26,854

(1)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
June 30, 2022	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$40,596	$—	$40,596	$—
Agency securities	51,214	—	51,214	—
Real estate mortgage investment conduits	33,143	—	33,143	—
Residential mortgage-backed securities	15,596	—	15,596	—
Other mortgage-backed securities	41,148	—	41,148	—
Total assets measured at fair value on a recurring basis	$181,697	$—	$181,697	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2022	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$39,604	$—	$39,604	$—
Agency securities	40,705	—	40,705	—
Real estate mortgage investment conduits	32,717	—	32,717	—
Residential mortgage-backed securities	16,945	—	16,945	—
Other mortgage-backed securities	35,811	—	35,811	—
Total assets measured at fair value on a recurring basis	$165,782	$—	$165,782	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 for both the three months ended June 30, 2022 and the year ended March 31, 2022.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

	Total	Estimated Fair Value
	Estimated	Measurements Using
June 30, 2022	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$99	$—	$—	$99

March 31, 2022

Impaired loans	$228	$—	$—	$228

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2022 and March 31, 2022:

	Valuation	Significant Unobservable
	Technique	Inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	N/A (1)
	Discounted cash flows	Discount rate	5.375% - 8.000%

(1)	There were no adjustments to appraised values of impaired loans as of June 30, 2022 and March 31, 2022.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
June 30, 2022	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$141,836	$141,836	$—	$—	$141,836
Certificates of deposit held for investment	249	—	249	—	249
Investment securities available for sale	181,697	—	181,697	—	181,697
Investment securities held to maturity	256,002	—	229,589	—	229,589
Loans receivable, net	997,906	—	—	984,634	984,634
FHLB stock	2,019	—	2,019	—	2,019

Liabilities:
Certificates of deposit	110,303	—	107,945	—	107,945
Junior subordinated debentures	26,854	—	—	16,533	16,533

	Carrying				Estimated
March 31, 2022	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$241,424	$241,424	$—	$—	$241,424
Certificates of deposit held for investment	249	—	253	—	253
Investment securities available for sale	165,782	—	165,782	—	165,782
Investment securities held to maturity	253,100	—	236,029	—	236,029
Loans receivable, net	975,885	—	—	962,893	962,893
FHLB stock	2,019	—	2,019	—	2,019

Liabilities:
Certificates of deposit	111,372	—	109,860	—	109,860
Junior subordinated debentures	26,833	—	—	16,046	16,046

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. ASU 2020-04 permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. The Company's current interest rates on its junior subordinated debentures are based upon the three-month LIBOR plus a spread. In January 2021, ASU 2021-01 updated amendments in ASU 2020-04 to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in ASU 2021-01 have differing effective dates, beginning with interim periods including and subsequent to March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of June 30, 2022. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is generally the principal in these contracts, with the exception of interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer. For the three months ended June 30, 2022 and 2021, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three Months Ended
	2022	2021

Asset management fees	$1,160	$976
Debit card and ATM fees	903	906
Deposit related fees	438	400
Loan related fees	201	372
BOLI (1)	190	190
FHLMC loan servicing fees (1)	21	22
BOLI death benefit in excess of cash surrender value (1)	—	479
Other, net	213	243
Total non-interest income, net	$3,126	$3,588

(1)	Not within scope of ASC 606

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

Contract Balances

As of June 30, 2022 and 2021, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of June 30, 2022 and 2021.

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

Significant off-balance sheet commitments at June 30, 2022 are listed below (in thousands):

Contract or Notional
Amount
June 30,
2022
Commitments to extend credit:
Adjustable-rate	$11,363
Fixed-rate	5,575
Standby letters of credit	2,203
Undisbursed loan funds and unused lines of credit	150,472
Total	$169,613

Other Contractual Obligations - In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2022, loans under warranty totaled $40.9 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At June 30, 2022, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company did not incur any losses related to public depository funds for the three months ended June 30, 2022 and 2021.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheets at the dates indicated (in thousands):

	June 30,		March 31,		Classification in the
Leases	2022		2022		consolidated balance sheets
Finance lease ROU assets	$1,336		$1,355		Financing lease ROU assets
Finance lease liability	$2,270		$2,283		Finance lease liability
Finance lease remaining lease term	17.43	years	17.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$7,609		$7,907		Prepaid expenses and other assets
Operating lease liabilities	$7,999		$8,306		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	6.80	years	7.02	years
Operating lease weighted-average discount rate	1.80%		1.81%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended	Three months ended
Lease Costs	June 30, 2022	June 30, 2021	June 30, 2020
Finance lease amortization of right-of-use asset	$19	$19	$19
Finance lease interest on lease liability	41	42	42
Operating lease costs	283	315	349
Variable lease costs	52	52	52
Total lease cost (1)	$395	$428	$462

(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $337,000 and $365,000 for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022 and 2021, the Company did not record any ROU assets that were exchanged for operating lease liabilities.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of June 30, 2022 (in thousands):

Year Ending March 31:	Operating	Finance
	Leases	Lease
Remaining of 2023	$1,016	$162
2024	1,370	219
2025	1,375	222
2026	1,125	226
2027	1,116	230
Thereafter	2,530	2,944
Total minimum lease payments	8,532	4,003
Less: amount of lease payment representing interest	(533)	(1,733)
Lease liabilities	$7,999	$2,270

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2022 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosures contained in the Company’s 2022 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services business, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $997.9 million at June 30, 2022 compared to $975.9 million at March 31, 2022.

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

The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management services through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 17 branches, including, among others, ten in Clark County, three in the Portland metropolitan area and three lending centers.

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

Operating Strategy

Fiscal year 2023 marks the 100th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and real estate construction loan portfolios. At June 30, 2022, commercial and real estate construction loans represented 89.4% of total loans compared to 91.6% at March 31, 2022. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and real estate construction loans, and its core deposits by expanding its customer base throughout its primary market areas. By emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through de novo branches, the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in our strong asset quality and credit metrics. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $1.2 billion and $1.3 billion at June 30, 2022 and March 31, 2022, respectively. The Company also offers a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service.

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

COVID-19 Related Information

The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of June 30, 2022, all Bank branches were open with normal hours and most employees continued in their current working environments (e.g. remote, hybrid or on-site) but the Company has transitioned certain employees back to on-site or a hybrid model. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

		Other		Commercial and
	Commercial	Real Estate	Real Estate	Construction
	Business	Mortgage	Construction	Total
June 30, 2022

Commercial business	$227,012	$—	$—	$227,012
SBA PPP	11	—	—	11
Commercial construction	—	—	15,958	15,958
Office buildings	—	121,055	—	121,055
Warehouse/industrial	—	98,513	—	98,513
Retail/shopping centers/strip malls	—	86,699	—	86,699
Assisted living facilities	—	613	—	613
Single purpose facilities	—	271,677	—	271,677
Land	—	9,863	—	9,863
Multi-family	—	58,943	—	58,943
One-to-four family construction	—	—	14,796	14,796
Total	$227,023	$647,363	$30,754	$905,140

March 31, 2022

Commercial business	$225,006	$—	$—	$225,006
SBA PPP	3,085	—	—	3,085
Commercial construction	—	—	12,741	12,741
Office buildings	—	124,690	—	124,690
Warehouse/industrial	—	100,184	—	100,184
Retail/shopping centers/strip malls	—	97,192	—	97,192
Assisted living facilities	—	663	—	663
Single purpose facilities	—	260,108	—	260,108
Land	—	11,556	—	11,556
Multi-family	—	60,211	—	60,211
One-to-four family construction	—	—	11,419	11,419
Total	$228,091	$654,604	$24,160	$906,855

Comparison of Financial Condition at June 30, 2022 and March 31, 2022

Cash and cash equivalents, including interest-earning accounts, totaled $141.8 million at June 30, 2022 compared to $241.4 million at March 31, 2022. The Company’s cash balances typically fluctuate based upon funding needs, and the Company will deploy a portion of excess cash balances to purchase investment securities to earn higher yields than the nominal yield earned on cash held in interest-earning accounts, based on the Company’s asset/liability management program and liquidity objectives in order to maximize earnings. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the FDIC. Certificates of deposits held for investment totaled $249,000 at both June 30, 2022 and March 31, 2022.

Investment securities totaled $437.7 million and $418.9 million at June 30, 2022 and March 31, 2022, respectively. The increase is due to investment purchases partially offset by normal pay downs, calls and maturities. During the three months ended June 30, 2022 and 2021, purchases of investment securities totaled $34.9 million and $65.2 million, respectively. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At June 30, 2022, the Company determined that none of its investment securities required an other than temporary impairment (“OTTI”) charge. For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $997.9 million at June 30, 2022 compared to $975.9 million at March 31, 2022, an increase of $22.0 million. The increase is attributed to originations of real estate construction loans of $6.6 million and purchases of real estate one-to-four family loans totaling $26.8 million. The increases were offset by a decrease in SBA PPP loans related to forgiveness repayments. At June 30, 2022, SBA PPP loans, net of deferred fees which are included in the commercial business loan category, totaled $11,000 as compared to $3.1 million at March 31, 2022. Commercial real estate and multi-family loans decreased $4.3 million and $1.3 million, respectively, since March 31, 2022. The Company no longer originates one-to-four family mortgage loans and will from time to time purchase these loans consistent with its asset/liability objectives. Additionally, the Company has purchased commercial business loans as a way to supplement loan originations and diversity in the commercial loan portfolio. These loans were originated by a third-party located outside the Company’s primary market area and totaled $14.9 million at June 30, 2022. The Company also purchases the guaranteed portion of SBA loans as a way to supplement loan originations, further diversifying its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area and are purchased with servicing retained by the seller. At June 30, 2022, the Company’s purchased SBA loan portfolio was $60.0 million compared to $59.4 million at March 31, 2022.

Prepaid expenses and other assets increased $14.5 million to $26.9 million at June 30, 2022 from $12.4 million at March 31, 2022. The increase is due to a non-cash reclassification of three loans from loans receivable that were scheduled to payoff as part of a loan originations transaction on June 30, 2022. However, processing of the loan payoffs were delayed since funds were not received from the title company by the close of business on June 30, 2022. The loan originations were recorded in loans receivable and the loan payoffs were reclassified to prepaid expenses and other assets. The loan payoffs were processed once funds were received the following business day.

Deposits decreased $38.3 million to $1.49 billion at June 30, 2022 from $1.53 billion at March 31, 2022. The Company had no wholesale-brokered deposits at June 30, 2022 and March 31, 2022. Core branch deposits accounted for 96.7% of total deposits at June 30, 2022 compared to 96.8% at March 31, 2022. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders' equity decreased $2.8 million to $154.4 million at June 30, 2022 from $157.2 million at March 31, 2022. The decrease is mainly attributable to the accumulated other comprehensive loss related to the unrealized holding loss on securities available for sale, net of tax, of $4.9 million, the repurchase of 182,770 shares of common stock totaling $1.3 million, and the payment of cash dividends totaling $1.3 million. These decreases were offset by current period net income of $4.7 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of June 30, 2022.

As of June 30, 2022, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total Capital:
(To Risk-Weighted Assets)	$171,655	16.31%	$84,173	8.0%	$105,216	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	158,480	15.06	63,130	6.0	84,173	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	158,480	15.06	47,347	4.5	68,391	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	158,480	9.29	68,255	4.0	85,318	5.0

March 31, 2022
Total Capital:
(To Risk-Weighted Assets)	$168,486	16.38%	$82,305	8.0%	$102,881	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	155,601	15.12	61,728	6.0	82,305	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	155,601	15.12	46,296	4.5	66,872	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	155,601	9.19	67,763	4.0	84,704	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of June 30, 2022, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at June 30, 2022, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the Company’s banking regulators routinely examine the Company’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s consolidated financial statements be adjusted in accordance with their findings. A future examination could include a review of certain transactions or other amounts reported in the Company’s 2023 consolidated financial statements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2022, the Bank used its sources of funds primarily to fund loan commitments and to purchase investment securities. At June 30, 2022, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $323.8 million, or 19.1% of total assets. Management believes that the Company’s security portfolio is of high quality and its securities would therefore be marketable. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At June 30, 2022, the Bank had no advances from the FRB and maintains a credit facility with the FRB with an available borrowing capacity of $59.4 million, subject to sufficient collateral.  At June 30, 2022, the Bank had no advances from the FHLB and had an available borrowing capacity of $302.2 million with the FHLB, subject to sufficient collateral and stock investment.  At June 30, 2022, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At June 30, 2022 and March 31, 2022, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for depositors while obtaining  “pass-through” insurance for total deposits. The Bank’s CDARS and ICS balances were $65.4 million, or 4.4% of total deposits, and $66.3 million, or 4.3% of total deposits, at June 30, 2022 and March 31, 2022, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $907.1 million, or 53.4% of total assets at June 30, 2022.

At June 30, 2022, the Company had total commitments of $169.6 million, which includes commitments to extend credit of $16.9 million, unused lines of credit totaling $103.2 million, undisbursed real estate construction loans totaling $47.3 million, and standby letters of credit totaling $2.2 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2022 totaled $79.4 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $38.7 million at June 30, 2022.

The Company incurs capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during the remainder of fiscal 2023 we expect cash expenditures of approximately $2.3 million for capital investment in premises and equipment.

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.06 per share, as approved by the Board of Directors, which management believes is a dividend rate per share which enables the Company to balance our multiple objectives of managing and investing in the Bank,  and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during 2022 at this rate of $0.06 per share, average total dividend paid each quarter would be approximately $1.3 million based on the number of the Company’s current outstanding shares. At June 30, 2022, Riverview Bancorp, Inc. had $10.3 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonperforming loans were $27.5 million or 1.62% of total assets at June 30, 2022 compared with $22.1 million or 1.27% of total assets at March 31, 2022.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	June 30, 2022		March 31, 2022
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$95	1	$100
Commercial real estate	1	117	1	122
Consumer	3	50	2	51
Subtotal	5	262	4	273

SBA Government Guaranteed	88	27,272	66	21,826

Total	93	$27,534	70	$22,099

The increase of $5.4 million in nonperforming assets is attributed to an increase in nonperforming SBA and United States Department of Agriculture (“USDA”) government guaranteed loans totaling $27.2 million from $21.8 million at March 31, 2022, where payments have been delayed due to the servicing transfer of these loans between two third-party servicers. The Company continues its efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings and is making progress in regards to the SBA and USDA government guaranteed loan servicing transfer. The Bank holds approximately $27.2 million of the government guaranteed portion of SBA and USDA loans originated by other banks that, when purchased, were placed into a Direct Registration Certificate (“DRC”) program by the SBA’s former fiscal transfer agent, Colson Inc. (“Colson”). Under the DRC program, Colson was required to remit monthly payments to the investor holding the guaranteed balance, whether or not a payment had actually been received from the borrower. In 2020, Colson did not successfully retain its existing contract as the SBA’s fiscal transfer agent and began transitioning servicing over to a new company called Guidehouse. In late 2021, Guidehouse, under their contract with the SBA, declined to continue the DRC program. After declining to continue the DRC program, all payments under the DRC program began to be held by Guidehouse or Colson until the DRC program could be unwound and the DRC holdings converted into normal pass through certificates. As part of unwinding the DRC program, Colson has requested investors who had received payments in advance of the borrower actually remitting payment return advanced funds before they will process the conversion of certificates. The Bank continues to work with Colson on the reconciliation and transfer of these loans. The Bank expects the reconciliation and unwinding process to continue and until these processes are completed for all loans being transferred, all of these loans will be reflected as past due. These nonperforming government guaranteed loans are not considered to be nonaccrual loans and are still accruing interest because the Company expects to receive all principal and interest since the Company purchased the guaranteed portion of these loans which is backed by government guaranteed interest certificates. At June 30, 2022, all of  the Company’s nonperforming loans exclusive of the SBA and USDA government guaranteed loans are to borrowers located in Southwest Washington with the exception of one purchased automobile loan for $1,000. At June 30, 2022, 0.77% of the Company’s nonperforming loans, totaling $211,000 were measured for impairment. These loans have been charged down to the estimated fair market value of the collateral less selling costs or carry a specific reserve to reduce the net carrying value. There were no reserves associated with these nonperforming loans that were measured for impairment at June 30, 2022. At June 30, 2022, the largest single nonperforming loan was a USDA government guaranteed loan for $1.9 million. The largest single non-performing loan exclusive of the SBA and USDA government guaranteed loans was a commercial real estate loan for $117,000 at June 30, 2022.

The allowance for loan losses was $14.6 million or 1.44% of total loans at June 30, 2022 compared to $14.5 million or 1.47% of total loans at March 31, 2022. The Company recorded no provision for loan losses for the three months ended June 30, 2022. For the three months ended June 30, 2021, the Company recorded a recapture of loan losses of $1.6 million.

The coverage ratio of allowance for loan losses to nonperforming loans was 52.88% at June 30, 2022 compared to 65.72% at March 31, 2022. The Company’s general valuation allowance to non-impaired loans was 1.44% and 1.47% at June 30, 2022 and March 31, 2022, respectively. The level of delinquent and non-performing loans at June 30, 2022 has increased significantly compared to June 30, 2021. However, a substantial amount of the increases in both categories are purchased commercial business loans that are fully guaranteed by the SBA or USDA. Since these loans are fully guaranteed by the SBA or USDA, these government guaranteed loans are not considered to be nonaccrual loans given the Company expects to receive all principal and interest and not considered to be classified loans because there are no well-defined weaknesses or risk of loss. Given these government guaranteed loans are neither nonaccrual loans nor classified loans, these loans are not considered to be impaired loans based on the Company’s policy. As these loans are not considered to be impaired loans and are fully guaranteed by the SBA or USDA, these loans are omitted from the required allowance calculation.

Management considers the allowance for loan losses to be adequate at June 30, 2022 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in national and local economic conditions (including declines as a result of the COVID-19 pandemic), results of examinations by the Company’s banking regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows and the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. All of the Company’s TDRs were paying as agreed at June 30, 2022.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2022	March 31, 2022

Loans accounted for on a non-accrual basis:
Commercial business	$113	$118
Commercial real estate	117	122
Consumer	50	51
Total	280	291
Accruing loans which are contractually past due 90 days or more	27,254	21,808
Total nonperforming loans	27,534	22,099
Real estate owned (“REO”)	—	—
Total nonperforming assets	$27,534	$22,099

Foregone interest on non-accrual loans (1)	$3	$24

(1)	Three months ended June 30, 2022 and year ended March 31, 2022.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
June 30, 2022

Commercial business	$95	$—	$95
Commercial real estate	117	—	117
Consumer	49	1	50
Subtotal	261	1	262

SBA Government Guaranteed	—	27,272	27,272

Total nonperforming assets	$261	$27,273	$27,534

March 31, 2022

Commercial business	$100	$—	$100
Commercial real estate	122	—	122
Consumer	51	—	51
Subtotal	273	—	273

SBA Government Guaranteed	—	21,826	21,826

Total nonperforming assets	$273	$21,826	$22,099

The composition of land acquisition and development and speculative and custom/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest	Southwest	Other
	Oregon	Washington	Washington	Total
June 30, 2022

Land acquisition and development	$2,084	$7,779	$—	$9,863
Speculative and presold construction	—	14,597	199	14,796
Total	$2,084	$22,376	$199	$24,659

March 31, 2022

Land acquisition and development	$2,111	$9,445	$—	$11,556
Speculative and presold construction	—	10,989	430	11,419
Total	$2,111	$20,434	$430	$22,975

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	June 30, 2022		March 31, 2022
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$43	1	$45
Commercial real estate	3	6,051	3	6,087
Total	4	$6,094	4	$6,132

At June 30, 2022, loans delinquent 30 - 89 days were 0.14% of total loans compared to 0.81% at March 31, 2022 and were comprised mainly of SBA government guaranteed loans (which are included in commercial business) and consumer loans. There were no loans 30 - 89 days delinquent in the commercial real estate (“CRE”) portfolio at both June 30, 2022 and March 31, 2022. At June 30, 2022, CRE loans represented the largest portion of the loan portfolio at 57.14% of total loans and commercial business represented 22.42% of total loans.

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

As a result of the effects of the COVID-19 pandemic and its impacts to the financial markets and economy, the Company also completed a qualitative assessment of goodwill as of June 30, 2022 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Even though the Company determined that there was no goodwill impairment, a sustained decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts, significant adverse changes in the operating environment for the financial industry or an increase in the value of our assets without an increase in the value of the reporting unit may result in a future impairment charge.

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

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

Net Income. Net income was $4.7 million, or $0.21 per diluted share for the three months ended June 30, 2022, compared to $5.8 million, or $0.26 per diluted share for same prior year period. The Company’s net income decreased primarily as a result of the recapture of loan losses of $1.6 million and a $479,000 BOLI death benefit recognized in other non-interest income during the three months ended June 30, 2021 that was not present during the three months ended June 30, 2022. In addition, a $1.4 million increase in net interest income was partially offset by a $462,000 decline in non-interest income and a $632,000 increase in non-interest expense.

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

Net interest income for the three months ended June 30, 2022 was $12.7 million, representing an increase of $1.4 million, compared to the three months ended June 30, 2021. The net interest margin for the three months ended June 30, 2022 was 3.11%, compared to 3.07% for the three months ended June 30, 2021. The increase in the net interest margin was primarily attributable to both the higher average balance and yield on investment securities compared to the legacy investment securities portfolios and an increase in the average yield on overnight cash balances reflecting the lagging benefit of variable rate interest-earning assets beginning to reprice higher following recent increases in market interest rates. Additionally, the cost of interest-bearing deposits decreased for the three months ended June 30, 2022, as compared to the same period in the prior year which also contributed to the net interest margin expansion.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2022 increased $1.3 million to $13.2 million compared to $11.9 million for the same period in the prior year. The increase for the three months ended June 30, 2022 was primarily due to the increase in interest income on investment securities and overnight cash balances of $851,000 and $289,000, respectively, when compared to the three months ended June 30, 2021 due primarily to the overall increase in average balance of investment securities and increased rates for overnight cash balances held at the Federal Reserve. In addition, interest and fees earned on loans receivable slightly increased by $121,000 as the increase in the average balance of net loans was mostly offset by the decrease in the average yield of 28 basis points to 4.39% for the three months ended June 30, 2022 compared to 4.67% for the three months ended June 30, 2021. The average yield on non-mortgage related loans decreased 13 basis points to 4.00% for the three months ended June 30, 2022, predominantly from lower deferred SBA PPP  loan fees recognized from SBA PPP loans that were forgiven. Interest and dividend income included $101,000 and $892,000 of interest income and fees earned related to SBA PPP loans for the three months ended June 30, 2022 and 2021, respectively. The average yield on mortgage related loans decreased 36 basis points to 4.52% for the three months ended June 30, 2022 as the continued low interest rate environment resulted in downward pressure on adjustable rate loans and lower yields on new loan originations compared to the yields on the legacy loan portfolio.

The average balance of net loans increased $69.9 million to $995.1 million for the three months ended June 30, 2022, respectively, from $925.2 million for the same periods in the prior year. The average yield on net loans decreased to 4.39% for the three months ended June 30, 2022 compared to 4.67% for the same period in the prior year due primarily to lower rates on loan originations. For the three months ended June 30, 2022, the average balance of SBA PPP loans was $1.5 million and the average yield on SBA PPP loans was 26.27%, which included the recognition of the net deferred fees. The impact of SBA PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met.

Interest Expense. Interest expense totaled $533,000 and $636,000 for the three months ended June 30, 2022 and 2021, respectively. Interest expense on deposits decreased $161,000 to $281,000 for the three months ended June 30, 2022, compared to the same period in the prior year due to the overall decrease in the weighted average interest rate on interest-bearing deposits. The weighted average interest rate on total interest-bearing deposits decreased to 0.11% for the three months ended June 30, 2022 compared to 0.19% for the same period in the prior year. The decrease in the weighted average interest rate on certificates of deposits contributed primarily to the overall decrease. The average balance of interest-bearing deposits increased $97.7 million for the three months ended June 30, 2022, compared to the same period in the prior year. The increase in the average balance of interest-bearing deposits is due primarily to an increase in savings trends and a change in spending habits.

Interest expense on borrowings increased $58,000 to $252,000 for the three months ended June 30, 2022, compared to $194,000 for the same period in the prior year due to the higher rates paid on the outstanding junior subordinated debentures. The average balance of junior subordinated debentures remained unchanged at $26.8 million for the three months ended June 30, 2022 and 2021.  Overall, total interest expense is lower due to the decrease in the weighted average interest rate on total interest-bearing liabilities for the three months ended June 30, 2022 compared to the same period in the prior year.

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

	Three Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$753,499	$8,485	4.52%	$665,004	$8,094	4.88%
Non-mortgage loans	241,567	2,412	4.00	260,157	2,682	4.13
Total net loans (1)	995,066	10,897	4.39	925,161	10,776	4.67

Investment securities (2)	441,564	1,921	1.74	279,042	1,065	1.53
Interest-bearing deposits in other banks	195,563	377	0.77	271,954	80	0.12
Other earning assets	2,855	20	2.81	2,558	15	2.35
Total interest-earning assets	1,635,048	13,215	3.24	1,478,715	11,936	3.24

Non-interest-earning assets:
Office properties and equipment, net	18,439			19,298
Other non-interest-earning assets	68,423			78,039
Total assets	$1,721,910			$1,576,052

Interest-bearing liabilities:
Regular savings accounts	$327,578	60	0.07	$295,663	57	0.08
Interest checking accounts	295,580	23	0.03	266,793	21	0.03
Money market accounts	293,154	47	0.06	244,335	34	0.06
Certificates of deposit	111,376	151	0.54	123,160	330	1.07
Total interest-bearing deposits	1,027,688	281	0.11	929,951	442	0.19

Junior subordinated debentures	26,842	210	3.14	26,758	152	2.28
Other interest-bearing liabilities	2,277	42	7.40	2,324	42	7.25
Total interest-bearing liabilities	1,056,807	533	0.20	959,033	636	0.27

Non-interest-bearing liabilities:
Non-interest-bearing deposits	491,273			443,135
Other liabilities	17,194			18,903
Total liabilities	1,565,274			1,421,071
Shareholders’ equity	156,636			154,981
Total liabilities and shareholders’ equity	$1,721,910			$1,576,052
Net interest income		$12,682			$11,300
Interest rate spread			3.04%			2.97%
Net interest margin			3.11%			3.07%

Ratio of average interest-earning assets to average interest-bearing liabilities			154.72%			154.19%

Tax equivalent adjustment (3)		$21			$16

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended June 30, 2022 compared to the periods ended June 30, 2021. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended June 30,
	2022 vs 2021
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$1,020	$(629)	$391
Non-mortgage loans	(188)	(82)	(270)
Investment securities (1)	693	163	856
Interest-bearing deposits in other banks	(29)	326	297
Other earning assets	2	3	5
Total interest income	1,498	(219)	1,279

Interest Expense:
Regular savings accounts	8	(5)	3
Interest checking accounts	2	—	2
Money market accounts	13	—	13
Certificates of deposit	(29)	(150)	(179)
Junior subordinated debentures	—	58	58
Other interest-bearing liabilities	(1)	1	—
Total interest expense	(7)	(96)	(103)
Net interest income	$1,505	$(123)	$1,382

(1)	Interest is presented on a fully tax-equivalent basis.

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

In accordance with GAAP, loans acquired from MBank during the fiscal year ended March 31, 2017 were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $334,000 and $371,000 at June 30, 2022 and March 31, 2022, respectively.

There was no provision for loan losses for the three months ended June 30, 2022, compared to a recapture of loan losses of $1.6 million for the three months ended June 30, 2021. The provision for (recapture of) loan losses for the three months ended June 30, 2021 was based primarily upon the improving local and national economic conditions associated with the COVID-19 pandemic during that period. Any future decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Net recoveries totaled $36,000 and $12,000 for the three months ended June 30, 2022 and 2021, respectively. Annualized net recoveries were (0.01)% for the three months ended June 30, 2022 and 2021. Nonperforming loans were $27.5 million at June 30, 2022, compared to $22.1 million at March 31, 2022. The ratio of allowance for loan losses to nonperforming loans was 52.88% at June 30, 2022 compared to 65.72% at March 31, 2022. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of June 30, 2022, the Company had identified $698,000 of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $592,000 have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At June 30, 2022, charge-offs on these impaired loans totaled $85,000 from their original loan balances. The remaining $106,000 of impaired loans has specific valuation allowances totaling $7,000 at June 30, 2022.

Non-Interest Income. Non-interest income decreased $462,000 to $3.1 million for the three months ended June 30, 2022, compared to $3.6 million in the same period in the prior year. The decrease is primarily due to a BOLI death benefit on a former employee of $479,000 recognized during the three months ended June 30, 2021 that was not present during the three months ended June 30, 2022. Further, fees and service charges decreased to $1.7 million for the three months ended June 30, 2022 compared to $1.9 million in the same period in the prior year primarily due to a decrease in brokered loan fees of $187,000. These decreases are partially offset by an increase in asset management fees of $184,000 due to an increase in custody fees of $83,000 and trust tax preparation fees of $48,000 during the three months ended June 30, 2022 compared to the same prior year period.

Non-Interest Expense. Non-interest expense increased $632,000 to $9.8 million for the three months ended June 30, 2022, compared to $9.1 million in the same period in the prior year. Non-interest expenses increased $198,000 due to an increase in salaries and employee benefits related to wage pressures and the competitive landscape for attracting and retaining employees in the Company’s primary markets. Additionally, an increase in occupancy and depreciation expense mainly due to an increase in rent expense and depreciation expense which also contributed to the increase in non-interest expense.  Other non-interest expense increased $271,000 compared to the same period in the prior year due to the change in provision for off-balance sheet commitments which fluctuate monthly based upon unfunded commitments.

Income Taxes. The provision for income taxes was $1.4 million for the three months ended June 30, 2022, compared to $1.6 million for the same period in the prior year. The decrease in the provision for income taxes was due to lower pre-tax income for the three months ended June 30, 2022 compared to the same period in the prior year. Income before income taxes was $6.0 million for the three months ended June 30, 2022, compared to $7.3 million for the same period in the prior year. The Company’s effective tax rate for the three months ended June 30, 2022 was 22.7%, compared to 21.5% for the three months ended June 30, 2021. The Company’s effective tax rate for the three months ended June 30, 2021 was lower than its historical effective tax rate due to a non-taxable BOLI death benefit of $479,000 recognized during the three months ended June 30, 2021. At June 30, 2022, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At June 30, 2022, the Company had a net deferred tax asset of $9.1 million compared to $7.5 million at March 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2022 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2022 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2022 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended June 30, 2022, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-K for the year ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2022:

			Total Dollar	Maximum Dollar Value
	Total	Average	Value Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
April 1, 2022				$4,784,448
April 1, 2022 - April 30, 2022	74,067	$7.40	$547,984	4,236,464
May 1, 2022 - May 31, 2022	62,893	6.78	426,712	3,809,752
June 1, 2022 - June 30, 2022	45,810	6.65	304,446	3,505,306
Total	182,770	$7.00	$1,279,142	$3,505,306

On March 9, 2022, the Company announced that its Board of Directors authorized a stock repurchase program. Under the repurchase program, the Company could repurchase up to $5.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in private negotiated transactions, over a period beginning on March 21, 2022 continuing until the earlier of the completion of the stock repurchase program or September 9, 2022. As of June 30, 2022, the Company had repurchased $1.5 million of the Company’s outstanding shares at an average price of $7.08 per share under this stock repurchase program.

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
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2021 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2019, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(9)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Kevin J. Lycklama	By:	/S/ David Lam
	Kevin J. Lycklama		David Lam
	President and Chief Executive Officer		Executive Vice President and
	Director		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 12, 2022	Date:	August 12, 2022