Form 10-Q
period 2022-12-31
RIVERVIEW BANCORP INC
filed 2023-02-07
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 21,496,335 shares outstanding, as of February 7, 2023.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Forward-Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Bank, unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as supply chain disruptions and any governmental or societal responses to new COVID-19 variants; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; the transition away from London Interbank Offered Rate ("LIBOR") toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to originate loans for sale and sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Bank, by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks (“WDFI”) and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change Riverview Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes as a result of COVID-19; the Company’s ability to attract and retain deposits; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames; future goodwill impairment due to changes in Riverview’s business, changes in market conditions, or other factors; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; the quality and composition of our securities portfolio and the impact of and adverse changes in the securities markets, including market liquidity; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND MARCH 31, 2022

	December 31,	March 31,
(In thousands, except share and per share data) (Unaudited)	2022	2022
ASSETS
Cash and cash equivalents (including interest-earning accounts of $8,897 and $224,589)	$24,337	$241,424
Certificates of deposit held for investment	249	249
Investment securities:
Available for sale, at estimated fair value	211,706	165,782
Held to maturity, at amortized cost (estimated fair value of $209,733 and $236,029)	247,147	253,100
Loans receivable (net of allowance for loan losses of $14,558 and $14,523)	1,001,955	975,885
Prepaid expenses and other assets	12,533	12,396
Accrued interest receivable	5,727	4,650
Federal Home Loan Bank (“FHLB”) stock, at cost	3,309	2,019
Premises and equipment, net	20,220	17,166
Financing lease right-of-use ("ROU") assets	1,298	1,355
Deferred income taxes, net	11,166	7,501
Mortgage servicing rights, net	13	34
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	408	495
Bank owned life insurance ("BOLI")	31,590	30,964
TOTAL ASSETS	$1,598,734	$1,740,096

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,365,997	$1,533,878
Accrued expenses and other liabilities	18,966	19,298
Advance payments by borrowers for taxes and insurance	343	555
FHLB advances	32,264	—
Junior subordinated debentures	26,896	26,833
Finance lease liability	2,243	2,283
Total liabilities	1,446,709	1,582,847

COMMITMENTS AND CONTINGENCIES (See Note 14)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
December 31, 2022 – 21,496,335 shares issued and outstanding	214	221
March 31, 2022 – 22,155,636 shares issued and 22,127,396 outstanding
Additional paid-in capital	57,252	62,048
Retained earnings	116,117	104,931
Accumulated other comprehensive loss	(21,558)	(9,951)
Total shareholders' equity	152,025	157,249
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,598,734	$1,740,096

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except share and per share data) (Unaudited)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$11,531	$11,046	$33,496	$33,448
Interest on investment securities – taxable	2,397	1,303	6,403	3,438
Interest on investment securities – nontaxable	66	66	197	171
Other interest and dividends	449	136	1,629	379
Total interest and dividend income	14,443	12,551	41,725	37,436

INTEREST EXPENSE:
Interest on deposits	289	300	897	1,141
Interest on borrowings	454	192	1,036	576
Total interest expense	743	492	1,933	1,717
Net interest income	13,700	12,059	39,792	35,719
Provision for (recapture of) loan losses	—	(1,275)	—	(3,975)
Net interest income after provision for (recapture of) loan losses	13,700	13,334	39,792	39,694

NON-INTEREST INCOME:
Fees and service charges	1,502	1,759	4,903	5,428
Asset management fees	1,137	1,137	3,459	3,041
BOLI	194	189	626	613
BOLI death benefit in excess of cash surrender value	—	—	—	500
Other, net	130	31	235	196
Total non-interest income, net	2,963	3,116	9,223	9,778

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,982	5,880	17,819	17,269
Occupancy and depreciation	1,536	1,367	4,600	4,085
Data processing	705	698	2,184	2,187
Amortization of CDI	29	32	87	94
Advertising and marketing	202	155	694	487
FDIC insurance premium	116	113	351	321
State and local taxes	225	195	634	614
Telecommunications	48	51	153	152
Professional fees	343	285	924	945
Gain on sale of premises and equipment, net	—	—	—	(993)
Other	662	503	1,975	1,442
Total non-interest expense	9,848	9,279	29,421	26,603

INCOME BEFORE INCOME TAXES	6,815	7,171	19,594	22,869
PROVISION FOR INCOME TAXES	1,575	1,661	4,508	5,174
NET INCOME	$5,240	$5,510	$15,086	$17,695

Earnings per common share:
Basic	$0.24	$0.25	$0.69	$0.80
Diluted	0.24	0.25	0.69	0.80
Weighted average number of common shares outstanding:
Basic	21,504,903	22,166,130	21,717,959	22,229,832
Diluted	21,513,617	22,177,120	21,726,552	22,242,035

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands) (Unaudited)	2022	2021	2022	2021

Net income	$5,240	$5,510	$15,086	$17,695

Other comprehensive income (loss):
Net unrealized holding gains (losses) from available for sale investment securities arising during the period, net of tax (expense) benefit of ($283), $324, $3,666 and $372, respectively	894	(1,027)	(11,607)	(1,177)

Total comprehensive income, net	$6,134	$4,483	$3,479	$16,518

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Income (Loss)	Total
	Shares	Amount

For the three months ended December 31, 2021

Balance October 1, 2021	22,164,707	$221	$62,122	$97,727	$(310)	$159,760

Net income	—	—	—	5,510	—	5,510
Cash dividends on common stock ($0.055 per share)	—	—	—	(1,214)	—	(1,214)
Restricted stock grants	11,905	—	—	—	—	—
Stock-based compensation expense	—	—	112	—	—	112
Other comprehensive loss, net	—	—	—	—	(1,027)	(1,027)
Balance December 31, 2021	22,176,612	$221	$62,234	$102,023	$(1,337)	$163,141

For the nine months ended December 31, 2021

Balance April 1, 2021	22,351,235	$223	$63,650	$87,881	$(160)	$151,594

Net income	—	—	—	17,695	—	17,695
Cash dividends on common stock ($0.16 per share)	—	—	—	(3,552)	—	(3,552)
Exercise of stock options	6,000	—	17	(1)	—	16
Stock repurchased	(249,908)	(2)	(1,722)	—	—	(1,724)
Restricted stock grants	69,285	—	—	—	—	—
Stock-based compensation expense	—	—	289	—	—	289
Other comprehensive loss, net	—	—	—	—	(1,177)	(1,177)
Balance December 31, 2021	22,176,612	$221	$62,234	$102,023	$(1,337)	$163,141

For the three months ended December 31, 2022

Balance October 1, 2022	21,507,132	$214	$57,233	$112,167	$(22,452)	$147,162

Net income	—	—	—	5,240	—	5,240
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,290)	—	(1,290)
Stock repurchased	(10,797)	—	(81)	—	—	(81)
Stock-based compensation expense	—	—	100	—	—	100
Other comprehensive income, net	—	—	—	—	894	894
Balance December 31, 2022	21,496,335	$214	$57,252	$116,117	$(21,558)	$152,025

For the nine months ended December 31, 2022

Balance April 1, 2022	22,127,396	$221	$62,048	$104,931	$(9,951)	$157,249

Net income	—	—	—	15,086	—	15,086
Cash dividends on common stock ($0.18 per share)	—	—	—	(3,900)	—	(3,900)
Exercise of stock options	1,511	—	4	—	—	4
Stock repurchased	(701,291)	(7)	(4,858)	—	—	(4,865)
Restricted stock grants and forfeited, net	68,719	—	—	—	—	—
Stock-based compensation expense	—	—	292	—	—	292
Purchase of subsidiary shares from noncontrolling interest	—	—	(234)	—	—	(234)
Other comprehensive loss, net	—	—	—	—	(11,607)	(11,607)
Balance December 31, 2022	21,496,335	$214	$57,252	$116,117	$(21,558)	$152,025

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(In thousands) (Unaudited)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,086	$17,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,053	2,661
Purchased loans accretion, net	(43)	(31)
Provision for (recapture of) loan losses	—	(3,975)
Stock-based compensation expense	292	289
Decrease in deferred loan origination fees, net of amortization	(30)	(2,003)
Net loss (gain) on sales of premises and equipment	—	(993)
Income from BOLI	(626)	(613)
BOLI death benefit in excess of cash surrender value	—	(500)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(258)	1,611
Accrued interest receivable	(1,077)	656
Accrued expenses and other liabilities	(405)	(4,803)
Net cash provided by operating activities	14,992	9,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments, net	22,333	51,970
Purchases of loans receivable	(48,330)	(68,954)
Principal repayments on investment securities available for sale	11,907	32,166
Purchases of investment securities available for sale	(73,303)	(86,621)
Proceeds from calls of investment securities available for sale	10	—
Principal repayments on investment securities held to maturity	14,033	4,372
Purchases of investment securities held to maturity	(8,496)	(92,082)
Purchases of premises and equipment and capitalized software	(4,449)	(3,020)
Purchase of FHLB stock, net	(1,290)	—
Proceeds from death benefit on BOLI	—	1,305
Proceeds from sales of REO and premises and equipment	63	3,427
Net cash used in investing activities	(87,522)	(157,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(167,881)	127,394
Dividends paid	(3,827)	(3,450)
Proceeds from borrowings	38,514	2,000
Repayment of borrowings	(6,250)	(2,000)
Net decrease in advance payments by borrowers for taxes and insurance	(212)	(310)
Principal payments on finance lease liability	(40)	(34)
Proceeds from exercise of stock options	4	16
Repurchase of common stock	(4,865)	(1,724)
Net cash (used in) provided by financing activities	(144,557)	121,892

NET DECREASE IN CASH AND CASH EQUIVALENTS	(217,087)	(25,551)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	241,424	265,408
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,337	$239,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,696	$1,534
Income taxes	3,993	4,148

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,290	$1,219
Net unrealized holding losses from available for sale investment securities	(15,273)	(1,549)
Income tax effect related to other comprehensive loss	3,666	372

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2022 (“2022 Form 10-K”). The unaudited consolidated results of operations for the nine months ended December 31, 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2023.

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

For the period from April 1, 2017 through December 2019, the Trust Company was a wholly-owned subsidiary of the Bank. In December 2019, the Trust Company issued 1,500 shares of Trust Company stock in conjunction with the exercise of 1,500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer. In both October 2020 and May 2021, the Trust Company issued an additional 500 shares of Trust Company stock upon the exercise of options for 500 shares of Trust Company common stock by the Trust Company's President and Chief Executive Officer. In August 2022, the Trust Company repurchased all the outstanding shares held by its noncontrolling interest owner. Upon repurchase, these shares were retired. This transaction resulted in the Bank’s ownership increasing from 97.3% to 100%. The book value of the noncontrolling interest was $234,000 prior to the share repurchase. These amounts are not presented separately in the accompanying consolidated financial statements due to their insignificance.

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

In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. At December 31, 2022, there were 1,517,449 shares available for grant under the 2017 Plan. The 2003 Plan and the 2017 Plan are collectively referred to as “the Stock Option Plans”.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the nine months ended December 31, 2022 and 2021.

As of December 31, 2022, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the nine months ended December 31, 2022 and 2021 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Nine Months Ended December 31,		Nine Months Ended December 31,
	2022		2021
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Balance, beginning of period	17,332	$2.78	23,332	$2.78
Options exercised	(1,511)	2.78	(6,000)	2.78
Options forfeited	(1,511)	2.78	—	—
Balance, end of period	14,310	$2.78	17,332	$2.78

The following table presents information on stock options outstanding, less estimated forfeitures, as of December 31, 2022 and 2021:

	2022	2021
Stock options fully vested and expected to vest:
Number	14,310	17,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$70,000	$85,000
Weighted average contractual term of options (years)	0.54	1.54
Stock options fully vested and currently exercisable:
Number	14,310	17,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$70,000	$85,000
Weighted average contractual term of options (years)	0.54	1.54

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $7,000 and $25,000 for the nine months ended December 31, 2022 and 2021, respectively, under the Stock Option Plans.

The Company may grant restricted stock pursuant to the 2017 Plan of which vesting can either be time based or performance based. Performance based awards are subject to attaining certain performance metrics and all, or a portion of, the performance based awards can subsequently be cancelled for not attaining the predetermined performance metrics.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $100,000 and $112,000 for the three months ended December 31, 2022 and 2021, respectively. Stock-based compensation related to restricted stock grants was $292,000 and $289,000 for the nine months ended December 31, 2022 and 2021, respectively. The unrecognized stock-based compensation related to restricted stock was $539,000 and $549,000 at December 31, 2022 and 2021, respectively. The weighted average vesting period for the restricted stock was 1.33 years and 1.78 years at December 31, 2022 and 2021, respectively.

A summary of changes in nonvested restricted stock awards for the periods shown:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Nine Months Ended December 31, 2022	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	26,855	$6.02	121,492	$5.70	148,347	$5.76
Granted	15,571	6.30	56,125	6.30	71,696	6.30
Forfeited	—	—	(2,977)	7.56	(2,977)	7.56
Vested	(12,449)	6.07	(41,995)	5.26	(54,444)	5.45
Balance, end of period	29,977	$6.14	132,645	$6.05	162,622	$6.07

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Nine Months Ended December 31, 2021	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	45,616	$6.57	96,772	$5.27	142,388	$5.69
Granted	15,274	7.08	54,011	7.06	69,285	7.06
Forfeited	—	—	—	—	—	—
Vested	(29,618)	7.43	(12,732)	8.35	(42,350)	7.71
Balance, end of period	31,272	$6.00	138,051	$5.69	169,323	$5.75

Trust Company Stock Options – At both December 31, 2022 and 2021, there were no Trust Company stock options outstanding. There were no Trust Company stock options exercised during the nine months ended December 31, 2022. During the nine months ended December 31, 2021, 500 Trust Company stock options were exercised. There were no Trust Company stock options granted during the nine months ended December 31, 2022 and 2021.

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the nine months ended December 31, 2022 and 2021, there were no stock options excluded in computing diluted EPS.

In November 2022, the Company’s Board of Directors adopted a stock repurchase program (the “November 2022 repurchase program”). Under the November 2022 repurchase program, the Company was authorized to repurchase up to $2.5 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on November 28, 2022 and continuing until the earlier of the completion of the authorized level of repurchases or May 28, 2023, depending upon market conditions. As of December 31, 2022, the Company had repurchased 10,797 shares at a total cost of $81,000 under the November 2022 repurchase program at an average price of $7.51 per share.

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

In June 2021, the Company’s Board of Directors adopted a stock repurchase program (the “June 2021 repurchase program”) authorizing the repurchase of up to $5.0 million of the Company’s outstanding shares of common stock, during the period from June 21, 2021 until the earlier of the completion of the repurchase of $5.0 million of the Company’s common stock or the next nine months. As of December 31, 2021, the Company had repurchased 249,908 shares totaling $1.7 million at an average price of $6.89 per share under the June 2021 repurchase program.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Basic EPS computation:
Numerator-net income	$5,240,000	$5,510,000	$15,086,000	$17,695,000
Denominator-weighted average common shares outstanding	21,504,903	22,166,130	21,717,959	22,229,832
Basic EPS	$0.24	$0.25	$0.69	$0.80
Diluted EPS computation:
Numerator-net income	$5,240,000	$5,510,000	$15,086,000	$17,695,000
Denominator-weighted average common shares outstanding	21,504,903	22,166,130	21,717,959	22,229,832
Effect of dilutive stock options	8,714	10,990	8,593	12,203
Weighted average common shares and common stock equivalents	21,513,617	22,177,120	21,726,552	22,242,035
Diluted EPS	$0.24	$0.25	$0.69	$0.80

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2022
Available for sale:
Municipal securities	$47,904	$15	$(9,396)	$38,523
Agency securities	93,745	—	(7,084)	86,661
Real estate mortgage investment conduits (1)	34,952	—	(6,041)	28,911
Residential mortgage-backed securities (1)	17,272	—	(1,216)	16,056
Other mortgage-backed securities (2)	46,198	13	(4,656)	41,555
Total available for sale	$240,071	$28	$(28,393)	$211,706

Held to maturity:
Municipal securities	$10,350	$—	$(3,244)	$7,106
Agency securities	53,896	—	(5,887)	48,009
Real estate mortgage investment conduits (1)	36,008	—	(5,346)	30,662
Residential mortgage-backed securities (1)	126,271	—	(19,254)	107,017
Other mortgage-backed securities (3)	20,622	—	(3,683)	16,939
Total held to maturity	$247,147	$—	$(37,414)	$209,733

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2022
Available for sale:
Municipal securities	$44,104	$14	$(4,514)	$39,604
Agency securities	43,848	1	(3,144)	40,705
Real estate mortgage investment conduits (1)	35,563	1	(2,847)	32,717
Residential mortgage-backed securities (1)	17,368	13	(436)	16,945
Other mortgage-backed securities (2)	37,991	28	(2,208)	35,811
Total available for sale	$178,874	$57	$(13,149)	$165,782

Held to maturity:
Municipal securities	$10,368	$—	$(1,422)	$8,946
Agency securities	45,277	—	(2,450)	42,827
Real estate mortgage investment conduits (1)	39,394	—	(2,457)	36,937
Residential mortgage-backed securities (1)	137,343	—	(8,883)	128,460
Other mortgage-backed securities (3)	20,718	—	(1,859)	18,859
Total held to maturity	$253,100	$—	$(17,071)	$236,029

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.
(3)	Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of December 31, 2022 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,618	$5,576	$5	$5
Due after one year through five years	84,927	80,879	42,168	38,799
Due after five years through ten years	57,980	49,934	29,798	24,514
Due after ten years	91,546	75,317	175,176	146,415
Total	$240,071	$211,706	$247,147	$209,733

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$14,341	$(2,024)	$22,996	$(7,372)	$37,337	$(9,396)
Agency securities	50,832	(1,047)	35,829	(6,037)	86,661	(7,084)
Real estate mortgage investment conduits (1)	5,903	(462)	23,005	(5,579)	28,908	(6,041)
Residential mortgage-backed securities (1)	13,985	(968)	2,071	(248)	16,056	(1,216)
Other mortgage-backed securities (2)	25,409	(1,540)	14,384	(3,116)	39,793	(4,656)
Total available for sale	$110,470	$(6,041)	$98,285	$(22,352)	$208,755	$(28,393)

Held to maturity:
Municipal securities	$1,649	$(777)	$5,457	$(2,467)	$7,106	$(3,244)
Agency securities	20,800	(1,473)	27,209	(4,414)	48,009	(5,887)
Real estate mortgage investment conduits (1)	12,891	(1,517)	17,771	(3,829)	30,662	(5,346)
Residential mortgage-backed securities (1)	28,800	(3,641)	78,217	(15,613)	107,017	(19,254)
Other mortgage-backed securities (3)	5,457	(760)	11,482	(2,923)	16,939	(3,683)
Total held to maturity	$69,597	$(8,168)	$140,136	$(29,246)	$209,733	$(37,414)

March 31, 2022

Available for sale:
Municipal securities	$32,767	$(4,293)	$3,282	$(221)	$36,049	$(4,514)
Agency securities	22,288	(1,565)	16,414	(1,579)	38,702	(3,144)
Real estate mortgage investment conduits (1)	17,334	(1,310)	15,275	(1,537)	32,609	(2,847)
Residential mortgage-backed securities (1)	15,702	(436)	—	—	15,702	(436)
Other mortgage-backed securities (2)	32,408	(2,194)	769	(14)	33,177	(2,208)
Total available for sale	$120,499	$(9,798)	$35,740	$(3,351)	$156,239	$(13,149)

Held to maturity:
Municipal securities	$5,911	$(816)	$3,036	$(606)	$8,947	$(1,422)
Agency securities	35,930	(1,708)	6,897	(742)	42,827	(2,450)
Real estate mortgage investment conduits (1)	26,233	(1,715)	7,735	(742)	33,968	(2,457)
Residential mortgage-backed securities (1)	111,096	(7,160)	17,363	(1,723)	128,459	(8,883)
Other mortgage-backed securities (3)	13,472	(1,153)	5,386	(706)	18,858	(1,859)
Total held to maturity	$192,642	$(12,552)	$40,417	$(4,519)	$233,059	$(17,071)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.
(3)	Comprised of CRE secured securities issued by FHLMC and FNMA.

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three and nine months ended December 31, 2022 and 2021. Investment securities available for sale with an amortized cost of $3.4 million and $1.3 million and an estimated fair value of $3.1 million and $1.2 million at December 31, 2022 and March 31, 2022, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $12.6 million and $13.7 million and a fair value of $10.5 million and $12.6 million at December 31, 2022 and March 31, 2022, respectively, were pledged as collateral for government public funds held by the Bank.

6.      LOANS RECEIVABLE

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. At December 31, 2022, deferred loan fees totaled $4.4 million compared to $4.5 million at March 31, 2022. Loans receivable discounts and premiums totaled $1.5 million and $2.3 million, respectively, as of December 31, 2022, compared to $371,000 and $2.4 million, respectively, as of March 31, 2022. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31,	March 31,
	2022	2022
Commercial and construction
Commercial business	$238,740	$228,091
Commercial real estate	562,180	582,837
Land	6,481	11,556
Multi-family	55,157	60,211
Real estate construction	51,153	24,160
Total commercial and construction	913,711	906,855

Consumer
Real estate one-to-four family	101,122	82,006
Other installment	1,680	1,547
Total consumer	102,802	83,553

Total loans	1,016,513	990,408

Less: Allowance for loan losses	14,558	14,523
Loans receivable, net	$1,001,955	$975,885

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2022, loans carried at $602.2 million were pledged as collateral to the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

Substantially all of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of December 31, 2022 and March 31, 2022, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
December 31, 2022	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total

Beginning balance	$2,789	$8,230	$124	$856	$638	$1,225	$690	$14,552
Provision for (recapture of) loan losses	101	(254)	(26)	(41)	206	(42)	56	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	6	—	6
Ending balance	$2,890	$7,976	$98	$815	$844	$1,189	$746	$14,558

Nine months ended
December 31, 2022

Beginning balance	$2,422	$9,037	$168	$845	$393	$943	$715	$14,523
Provision for (recapture of) loan losses	468	(1,061)	(70)	(30)	451	211	31	—
Charge-offs	—	—	—	—	—	(16)	—	(16)
Recoveries	—	—	—	—	—	51	—	51
Ending balance	$2,890	$7,976	$98	$815	$844	$1,189	$746	$14,558

Three months ended
December 31, 2021

Beginning balance	$2,261	$11,795	$232	$530	$231	$841	$610	$16,500
Provision for (recapture of) loan losses	381	(2,178)	(66)	207	71	148	162	(1,275)
Charge-offs	(62)	—	—	—	—	(1)	—	(63)
Recoveries	—	—	—	—	—	11	—	11
Ending balance	$2,580	$9,617	$166	$737	$302	$999	$772	$15,173

Nine months ended
December 31, 2021

Beginning balance	$2,416	$14,089	$233	$638	$294	$852	$656	$19,178
Provision for (recapture of) loan losses	226	(4,472)	(67)	99	8	115	116	(3,975)
Charge-offs	(62)	—	—	—	—	(14)	—	(76)
Recoveries	—	—	—	—	—	46	—	46
Ending balance	$2,580	$9,617	$166	$737	$302	$999	$772	$15,173

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for	for		for	for
December 31, 2022	Impairment	Impairment	Total	Impairment	Impairment	Total

Commercial business	$—	$2,890	$2,890	$84	$238,656	$238,740
Commercial real estate	—	7,976	7,976	106	562,074	562,180
Land	—	98	98	—	6,481	6,481
Multi-family	—	815	815	—	55,157	55,157
Real estate construction	—	844	844	—	51,153	51,153
Consumer	8	1,181	1,189	468	102,334	102,802
Unallocated	—	746	746	—	—	—
Total	$8	$14,550	$14,558	$658	$1,015,855	$1,016,513

March 31, 2022

Commercial business	$—	$2,422	$2,422	$100	$227,991	$228,091
Commercial real estate	—	9,037	9,037	122	582,715	582,837
Land	—	168	168	—	11,556	11,556
Multi-family	—	845	845	—	60,211	60,211
Real estate construction	—	393	393	—	24,160	24,160
Consumer	8	935	943	495	83,058	83,553
Unallocated	—	715	715	—	—	—
Total	$8	$14,515	$14,523	$717	$989,691	$990,408

Non-accrual loans: Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of nine months. Interest income foregone on non-accrual loans was $10,000 and $21,000 for the nine months ended December 31, 2022 and 2021, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
December 31, 2022	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$872	$12,359	$102	$13,333	$225,407	$238,740
Commercial real estate	—	—	106	106	562,074	562,180
Land	—	—	—	—	6,481	6,481
Multi-family	—	—	—	—	55,157	55,157
Real estate construction	—	—	—	—	51,153	51,153
Consumer	2,738	—	46	2,784	100,018	102,802
Total	$3,610	$12,359	$254	$16,223	$1,000,290	$1,016,513

March 31, 2022

Commercial business	$7,753	$21,808	$118	$29,679	$198,412	$228,091
Commercial real estate	—	—	122	122	582,715	582,837
Land	—	—	—	—	11,556	11,556
Multi-family	—	—	—	—	60,211	60,211
Real estate construction	291	—	—	291	23,869	24,160
Consumer	9	—	51	60	83,493	83,553
Total	$8,053	$21,808	$291	$30,152	$960,256	$990,408

Included in the 30-89 days past due and 90 days and greater past due loans at December 31, 2022 are $13.2 million of fully guaranteed SBA or United States Department of Agriculture (“USDA”) loans. These government guaranteed loans are classified as pass rated loans and are not considered to be either nonaccrual, classified or impaired loans because based on the guarantee, the Company expects to receive all principal and interest according to the contractual terms of the loan agreement and there are no well-defined weaknesses or risk of loss. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at December 31, 2022 and March 31, 2022 – Asset Quality, discussed below. As a result, these loans were omitted from the required calculation of the allowance for loan losses. Interest income foregone on non-accrual loans was $10,000 and $24,000 for the nine months ended December 31, 2022 and the year ended March 31, 2022, respectively.

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

						Total
		Special				Loans
December 31, 2022	Pass	Mention	Substandard	Doubtful	Loss	Receivable

Commercial business	$236,420	$2,196	$124	$—	$—	$238,740
Commercial real estate	554,942	1,164	6,074	—	—	562,180
Land	6,481	—	—	—	—	6,481
Multi-family	55,012	145	—	—	—	55,157
Real estate construction	51,153	—	—	—	—	51,153
Consumer	102,756	—	46	—	—	102,802
Total	$1,006,764	$3,505	$6,244	$—	$—	$1,016,513

March 31, 2022

Commercial business	$227,435	$511	$145	$—	$—	$228,091
Commercial real estate	569,417	7,211	6,209	—	—	582,837
Land	11,556	—	—	—	—	11,556
Multi-family	60,138	73	—	—	—	60,211
Real estate construction	24,160	—	—	—	—	24,160
Consumer	83,502	—	51	—	—	83,553
Total	$976,208	$7,795	$6,405	$—	$—	$990,408

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

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

	Recorded	Recorded
	Investment	Investment
	with	with			Related
	No Specific	Specific	Total	Unpaid	Specific
	Valuation	Valuation	Recorded	Principal	Valuation
December 31, 2022	Allowance	Allowance	Investment	Balance	Allowance

Commercial business	$84	$—	$84	$131	$—
Commercial real estate	106	—	106	167	—
Consumer	246	222	468	576	8
Total	$436	$222	$658	$874	$8

March 31, 2022

Commercial business	$100	$—	$100	$143	$—
Commercial real estate	122	—	122	178	—
Consumer	259	236	495	603	8
Total	$481	$236	$717	$924	$8

	Three months ended		Three months ended
	December 31, 2022		December 31, 2021
		Interest		Interest
		Recognized		Recognized
	Average	on	Average	on
	Recorded	Impaired	Recorded	Impaired
	Investment	Loans	Investment	Loans

Commercial business	$87	$—	$107	$—
Commercial real estate	109	—	130	—
Consumer	471	5	511	6
Total	$667	$5	$748	$6

	Nine months ended		Nine months ended
	December 31, 2022		December 31, 2021
		Interest		Interest
		Recognized		Recognized
	Average	on	Average	on
	Recorded	Impaired	Recorded	Impaired
	Investment	Loans	Investment	Loans

Commercial business	$92	$—	$112	$—
Commercial real estate	114	—	795	16
Consumer	481	17	519	18
Total	$687	$17	$1,426	$34

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	December 31, 2022			March 31, 2022
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total

Commercial business	$—	$84	$84	$—	$100	$100
Commercial real estate	—	106	106	—	122	122
Consumer	468	—	468	495	—	495
Total	$468	$190	$658	$495	$222	$717

At December 31, 2022, the Company had no commitments to lend additional funds on TDR loans. At December 31, 2022, all of the Company’s TDRs were paying as agreed. There were no new TDRs during both the nine months ended December 31, 2022 and 2021.

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

The Company performed an impairment assessment as of October 31, 2022 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods. The Company completed a qualitative assessment of goodwill as of December 31, 2022, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization as a result of the ongoing COVID-19 pandemic were sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

9.      FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	December 31, 2022	March 31, 2022
FHLB advances	$32,264	$—
Weighted average interest rate on FHLB advances (1)	4.64%	0.31%

(1) Computed based on the borrowing activity for the nine months ended December 31, 2022 and the fiscal year ended March 31, 2022, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At December 31, 2022, based on collateral values, the Bank had additional borrowing capacity of $299.6 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At December 31, 2022, loans carried at $516.5 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.9 million and $26.8 million at December 31, 2022 and March 31, 2022, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both December 31, 2022 and March 31, 2022, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at December 31, 2022 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	6.13%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	6.12%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	7.82%	6/2033
		27,836
Fair value adjustment (4)		(940)
Total Debentures		$26,896

(1)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
December 31, 2022	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$38,523	$—	$38,523	$—
Agency securities	86,661	—	86,661	—
Real estate mortgage investment conduits	28,911	—	28,911	—
Residential mortgage-backed securities	16,056	—	16,056	—
Other mortgage-backed securities	41,555	—	41,555	—
Total assets measured at fair value on a recurring basis	$211,706	$—	$211,706	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2022	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$39,604	$—	$39,604	$—
Agency securities	40,705	—	40,705	—
Real estate mortgage investment conduits	32,717	—	32,717	—
Residential mortgage-backed securities	16,945	—	16,945	—
Other mortgage-backed securities	35,811	—	35,811	—
Total assets measured at fair value on a recurring basis	$165,782	$—	$165,782	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 for both the nine months ended December 31, 2022 and the year ended March 31, 2022.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

	Total	Estimated Fair Value
	Estimated	Measurements Using
December 31, 2022	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$214	$—	$—	$214

March 31, 2022

Impaired loans	$228	$—	$—	$228

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2022 and March 31, 2022:

	Valuation	Significant Unobservable
	Technique	Inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	N/A (1)
	Discounted cash flows	Discount rate	5.375% - 8.000%
(1)	There were no adjustments to appraised values of impaired loans as of December 31, 2022 and March 31, 2022.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
December 31, 2022	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$24,337	$24,337	$—	$—	$24,337
Certificates of deposit held for investment	249	—	231	—	231
Investment securities available for sale	211,706	—	211,706	—	211,706
Investment securities held to maturity	247,147	—	209,733	—	209,733
Loans receivable, net	1,001,955	—	—	988,629	988,629
FHLB stock	3,309	—	3,309	—	3,309

Liabilities:
Certificates of deposit	86,134	—	82,921	—	82,921
FHLB advances	32,264	—	32,264	—	32,264
Junior subordinated debentures	26,896	—	—	18,170	18,170

	Carrying				Estimated
March 31, 2022	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$241,424	$241,424	$—	$—	$241,424
Certificates of deposit held for investment	249	—	253	—	253
Investment securities available for sale	165,782	—	165,782	—	165,782
Investment securities held to maturity	253,100	—	236,029	—	236,029
Loans receivable, net	975,885	—	—	962,893	962,893
FHLB stock	2,019	—	2,019	—	2,019

Liabilities:
Certificates of deposit	111,372	—	109,860	—	109,860
Junior subordinated debentures	26,833	—	—	16,046	16,046

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

In December 2022, ASU 2022-06 extended the period of time financial statement preparers can utilize the reference rate reform relief guidance. In March 2021, the Financial Conduct Authority (FCA) announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of ASU 2021-01. The amendments in ASU 2022-06 defer the sunset date of ASU 2021-01 from December 31, 2022 to December 31, 2024. The Company has not adopted ASU 2020-04 as of December 31, 2022. The adoption of ASU 2020-04, as amended, is not expected to have a material impact on the Company's future consolidated financial statements.

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is generally the principal in these contracts, with the exception of interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer. For the nine months ended December 31, 2022 and 2021, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Asset management fees	$1,137	$1,137	$3,459	$3,041
Debit card and ATM fees	803	843	2,598	2,638
Deposit related fees	427	405	1,304	1,221
Loan related fees	99	349	422	1,033
BOLI (1)	194	189	626	613
FHLMC loan servicing fees (1)	13	20	55	63
BOLI death benefit in excess of cash surrender value (1)	—	—	—	500
Other, net	290	173	759	669
Total non-interest income, net	$2,963	$3,116	$9,223	$9,778

(1)	Not within scope of ASC 606

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

Contract Balances

As of December 31, 2022, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of December 31, 2022 and 2021.

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

Significant off-balance sheet commitments at December 31, 2022 are listed below (in thousands):

Contract or Notional
Amount
December 31,
2022
Commitments to extend credit:
Adjustable-rate	$13,967
Fixed-rate	10,769
Standby letters of credit	1,600
Undisbursed loan funds and unused lines of credit	145,243
Total	$171,579

Other Contractual Obligations - In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2022, loans under warranty totaled $38.2 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At December 31, 2022, the Company had an allowance for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company did not incur any losses related to public depository funds for the nine months ended December 31, 2022 and 2021.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheets at the dates indicated (in thousands):

	December 31,		March 31,		Classification in the
Leases	2022		2022		consolidated balance sheets
Finance lease ROU assets	$1,298		$1,355		Financing lease ROU assets
Finance lease liability	$2,243		$2,283		Finance lease liability
Finance lease remaining lease term	16.93	years	17.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$7,008		$7,907		Prepaid expenses and other assets
Operating lease liabilities	$7,379		$8,306		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	6.36	years	7.02	years
Operating lease weighted-average discount rate	1.79%		1.81%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended
Lease Costs	December 31, 2022	December 31, 2021
Finance lease amortization of right-of-use asset	$20	$20
Finance lease interest on lease liability	41	41
Operating lease costs	283	316
Variable lease costs	52	53
Total lease cost (1)	$396	$430

	Nine months ended	Nine months ended
Lease Costs	December 31, 2022	December 31, 2021
Finance lease amortization of right-of-use asset	$58	$58
Finance lease interest on lease liability	122	124
Operating lease costs	849	946
Variable lease costs	157	158
Total lease cost (1)	$1,186	$1,286

(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $338,000 and $1.0 million for the three and nine months ended December 31, 2022, respectively, compared to $365,000 and $1.1 million for the three and nine months ended December 31, 2021, respectively. During the three and nine months ended December 31, 2022 and 2021, the Company did not record any ROU assets that were exchanged for operating lease liabilities.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of December 31, 2022 (in thousands):

Year Ending March 31:	Operating	Finance
	Leases	Lease
Remaining of 2023	$340	$54
2024	1,370	219
2025	1,375	222
2026	1,125	226
2027	1,116	230
Thereafter	2,530	2,944
Total minimum lease payments	7,856	3,895
Less: amount of lease payment representing interest	(477)	(1,652)
Lease liabilities	$7,379	$2,243

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

Executive Overview

As a progressive, community-oriented financial services business, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $1.0 billion at December 31, 2022 compared to $975.9 million at March 31, 2022.

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

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial business and commercial real estate loans in its loan portfolio. Significant portions of recent loan originations are concentrated in commercial business and commercial real estate loans which carry adjustable rates, higher yields and shorter terms and higher credit risk than traditional fixed-rate consumer real estate one-to-four family mortgages.

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

Operating Strategy

Fiscal year 2023 marks the 100th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and real estate construction loan portfolios. At December 31, 2022, commercial and real estate construction loans represented 89.9% of total loans compared to 91.6% at March 31, 2022. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

The Company’s goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular, commercial real estate and commercial business loans), increasing core deposit balances, managing problem assets, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives.

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

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $855.9 million and $1.3 billion at December 31, 2022 and March 31, 2022, respectively.

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

COVID-19 Related Information

The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of December 31, 2022, all Bank branches were open with normal hours. The Bank will continue to monitor and follow governmental restrictions and public health authority guidelines.

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

		Other		Commercial and
	Commercial	Real Estate	Real Estate	Construction
	Business	Mortgage	Construction	Total
December 31, 2022

Commercial business	$238,730	$—	$—	$238,730
SBA Paycheck Protection Program ("PPP")	10	—	—	10
Commercial construction	—	—	31,810	31,810
Office buildings	—	116,980	—	116,980
Warehouse/industrial	—	99,075	—	99,075
Retail/shopping centers/strip malls	—	83,265	—	83,265
Assisted living facilities	—	511	—	511
Single purpose facilities	—	262,349	—	262,349
Land	—	6,481	—	6,481
Multi-family	—	55,157	—	55,157
One-to-four family construction	—	—	19,343	19,343
Total	$238,740	$623,818	$51,153	$913,711

March 31, 2022

Commercial business	$225,006	$—	$—	$225,006
SBA PPP	3,085	—	—	3,085
Commercial construction	—	—	12,741	12,741
Office buildings	—	124,690	—	124,690
Warehouse/industrial	—	100,184	—	100,184
Retail/shopping centers/strip malls	—	97,192	—	97,192
Assisted living facilities	—	663	—	663
Single purpose facilities	—	260,108	—	260,108
Land	—	11,556	—	11,556
Multi-family	—	60,211	—	60,211
One-to-four family construction	—	—	11,419	11,419
Total	$228,091	$654,604	$24,160	$906,855

Comparison of Financial Condition at December 31, 2022 and March 31, 2022

Cash and cash equivalents, including interest-earning accounts, totaled $24.3 million at December 31, 2022 compared to $241.4 million at March 31, 2022. The Company’s cash balances typically fluctuate based upon funding needs, deposit activity and investment securities purchases. Based on the Company’s asset/liability management program and liquidity objectives, the Company may deploy excess cash balances to purchase investment securities depending on the rate environment and other considerations. The Company also invests a portion of its excess cash in short-term certificates of deposit held for investment. All of the certificates of deposit held for investment are fully insured by the Federal Deposit Insurance Corporation (“FDIC”). Certificates of deposits held for investment totaled $249,000 at both December 31, 2022 and March 31, 2022.

Investment securities totaled $458.9 million and $418.9 million at December 31, 2022 and March 31, 2022, respectively. The increase is due to investment purchases partially offset by normal pay downs, calls and maturities. During the nine months ended December 31, 2022 and 2021, purchases of investment securities totaled $81.8 million and $178.7 million, respectively. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At December 31, 2022, the Company determined that none of its investment securities required an other than temporary impairment (“OTTI”) charge. For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $1.0 billion at December 31, 2022 compared to $975.9 million at March 31, 2022, an increase of $26.1 million. The increase was primarily attributed to increases in real estate construction loans of $27.0 million, commercial business loans of $10.6 million and real estate one-to-four family loans of $19.1 million with the increases in commercial business loans and real estate one-to-four family loans attributable to the purchase of $11.4 million and $26.8 million of such loans, respectively. The increases were partially offset by decreases in commercial real estate, multi-family and land loans of $20.7 million, $5.1 million and $5.1 million, respectively, since March 31, 2022. In addition, the increases were offset by a decrease in SBA PPP loans related to forgiveness repayments. At December 31, 2022, SBA PPP loans, net of deferred fees which are included in the commercial business loan category were insignificant compared to $3.1 million at March 31, 2022. The Company no longer originates one-to-four family mortgage loans and will from time to time purchase these loans consistent with its asset/liability objectives. Additionally, the Company will purchase commercial business loans as a way to supplement loan originations and diversify the commercial loan portfolio. These loans are originated by a third-party located outside the Company’s primary market area. Commercial loans purchased at December 31, 2022 totaled $24.4 million compared to $14.7 million at March 31, 2022. The Company also purchases the guaranteed portion of SBA loans to help loan portfolio diversification, supplement loan originations and generate a higher yield than overnight cash investments or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area and are purchased with servicing retained by the seller. At December 31, 2022, the Company’s purchased SBA loan portfolio was $57.1 million compared to $59.4 million at March 31, 2022.

Deposits decreased $167.9 million to $1.37 billion at December 31, 2022 from $1.53 billion at March 31, 2022 due to increased competition and pricing pressures. The change in deposits were mainly attributable to a $49.9 million and $58.9 million decrease in regular savings and money market deposit accounts, respectively, with an overall decrease affecting all deposit classifications. The Company had no wholesale-brokered deposits at December 31, 2022 and March 31, 2022. Core branch deposits accounted for 97.7% of total deposits at December 31, 2022 compared to 96.8% at March 31, 2022. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

FHLB advances increased to $32.3 million at December 31, 2022 and were comprised of overnight advances. There were no outstanding FHLB advances at March 31, 2022. These FHLB advances were utilized to partially offset the decrease in deposit balances.

Shareholders' equity decreased $5.2 million to $152.0 million at December 31, 2022 from $157.2 million at March 31, 2022. The decrease is mainly attributable to the increase in the accumulated other comprehensive loss related to the change in unrealized holding losses on securities available for sale, net of tax, of $11.6 million, the repurchase of 701,291 shares of common stock totaling $4.9 million, and the payment of cash dividends totaling $3.9 million. These decreases were partially offset by current period net income of $15.1 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of December 31, 2022.

As of December 31, 2022, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital:
(To Risk-Weighted Assets)	$178,726	16.71%	$85,545	8.0%	$106,931	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	165,339	15.46	64,159	6.0	85,545	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	165,339	15.46	48,119	4.5	69,505	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	165,339	10.10	65,482	4.0	81,853	5.0

March 31, 2022
Total Capital:
(To Risk-Weighted Assets)	$168,486	16.38%	$82,305	8.0%	$102,881	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	155,601	15.12	61,728	6.0	82,305	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	155,601	15.12	46,296	4.5	66,872	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	155,601	9.19	67,763	4.0	84,704	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of December 31, 2022, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at December 31, 2022, the Company would have exceeded all regulatory capital requirements.

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

Liquidity

Liquidity is essential to our business. The objectives of the Bank’s liquidity management are to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2022, the Bank used its sources of funds primarily to fund deposit withdrawals resulting from increased competition and pricing pressures, loan commitments and to purchase investment securities. At December 31, 2022, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $236.3 million, or 14.8% of total assets. Management believes that the Company’s security portfolio is of high quality and its securities would therefore be marketable. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At December 31, 2022, the Bank had no advances from the FRB and maintains a credit facility with the FRB with an available borrowing capacity of $52.7 million, subject to sufficient collateral. At December 31, 2022, the Bank had advances totaling $32.3 million from the FHLB and had an available borrowing capacity of $299.6 million with the FHLB, subject to sufficient collateral and stock investment. At December 31, 2022, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At December 31, 2022 and March 31, 2022, the Bank had no wholesale brokered deposits. The Bank also participates in the Insured Cash Sweep (“ICS”) and Certificate of Deposit Account Registry Services (“CDARS”) deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for depositors while obtaining “pass-through” insurance for total deposits. The Bank’s CDARS and ICS balances were $30.3 million, or 2.2% of total deposits, and $66.3 million, or 4.3% of total deposits, at December 31, 2022 and March 31, 2022, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $818.2 million, or 51.2% of total assets at December 31, 2022.

At December 31, 2022, the Company had total commitments of $171.6 million, which includes commitments to extend credit of $24.7 million, unused lines of credit totaling $101.5 million, undisbursed real estate construction loans totaling $43.8 million, and standby letters of credit totaling $1.6 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2022 totaled $57.0 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $42.9 million at December 31, 2022.

The Company incurs capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during the remainder of fiscal 2023 we expect cash expenditures of approximately $1.8 million for capital investment in premises and equipment.

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Notes 14 and 15 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.06 per share, as approved by the Board of Directors, which management believes is a dividend rate per share which enables the Company to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during 2023 at this rate of $0.06 per share, average total dividend paid each quarter would be approximately $1.3 million based on the number of the Company’s current outstanding shares. At December 31, 2022, Riverview Bancorp, Inc. had $7.1 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, were $12.6 million or 0.79% of total assets at December 31, 2022, of which $12.4 million are SBA and United States Department of Agriculture (“USDA”) government guaranteed loans, compared with $22.1 million or 1.27% of total assets at March 31, 2022, of which $21.8 million are SBA and USDA government guaranteed loans.

The following table sets forth information regarding the Company’s nonperforming loans, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, at the dates indicated (dollars in thousands):

	December 31, 2022		March 31, 2022
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$84	1	$100
Commercial real estate	1	106	1	122
Consumer	3	46	2	51
Subtotal	5	236	4	273

Government Guaranteed	42	12,377	66	21,826

Total	47	$12,613	70	$22,099

The decrease of $9.5 million in nonperforming assets is attributed to a decrease in nonperforming SBA and USDA government guaranteed loans where payments have been delayed due to the servicing transfer of these loans between two third-party servicers. The Bank holds approximately $12.4 million of the government guaranteed portion of SBA and USDA loans originated by other banks that, when purchased, were placed into a Direct Registration Certificate (“DRC”) program by the SBA’s former fiscal transfer agent, Colson Inc. (“Colson”) that has either yet to be fully reconciled or has been reconciled and awaiting settlement and conversion to a pass thru certificate. Under the DRC program, Colson was required to remit monthly payments to the investor holding the guaranteed balance, whether or not a payment had actually been received from the borrower. In 2020, Colson did not successfully retain its existing contract as the SBA’s fiscal transfer agent and began transitioning servicing over to a new company called Guidehouse. In late 2021, Guidehouse, under their contract with the SBA, declined to continue the DRC program. After declining to continue the DRC program, all payments under the DRC program began to be held by Guidehouse or Colson until the DRC program could be unwound and the DRC holdings converted into normal pass through certificates. As part of unwinding the DRC program, Colson has requested investors who had received payments in advance of the borrower actually remitting payment return advanced funds before they will process the conversion of certificates. The Bank continues to work with Colson on the reconciliation and transfer of these loans. The Bank expects the reconciliation and unwinding process to continue and until these processes are completed for all loans being transferred, all of these loans will be reflected as past due. These nonperforming government guaranteed loans are not considered to be nonaccrual loans and are still accruing interest because the Company expects to receive all principal and interest since the Company purchased the guaranteed portion of these loans which is backed by government guaranteed interest certificates.

The Company continues its efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings and is making progress in regards to the SBA and USDA government guaranteed loan servicing transfer. At December 31, 2022, all of the Company’s nonperforming loans exclusive of the SBA and USDA government guaranteed loans and one purchased automobile loan are to borrowers located in Southwest Washington. At December 31, 2022, 1.51% of the Company’s nonperforming loans, totaling $190,000 were measured for impairment. These nonperforming loans have been charged down to the estimated fair market value of the underlying collateral less selling costs or carry a specific reserve to reduce the net carrying value. There were no reserves associated with these nonperforming loans that were measured for impairment at December 31, 2022. At December 31, 2022, the largest single nonperforming loan was a USDA government guaranteed loan for $1.8 million. The largest single non-performing loan exclusive of the SBA and USDA government guaranteed loans was a commercial real estate loan for $106,000 at December 31, 2022.

The allowance for loan losses was $14.6 million or 1.43% of total loans at December 31, 2022 compared to $14.5 million or 1.47% of total loans at March 31, 2022. The Company recorded no provision for loan losses for the nine months ended December 31, 2022. For the nine months ended December 31, 2021, the Company recorded a recapture of the provision for loan losses of $4.0 million. The coverage ratio of the allowance for loan losses to nonperforming loans was 115.42% at December 31, 2022 compared to 65.72% at March 31, 2022. The Company’s general valuation allowance to non-impaired loans was 1.43% and 1.47% at December 31, 2022 and March 31, 2022, respectively. Included in both categories are $12.4 million of fully guaranteed SBA or USDA loans due to a delay in the servicing transfer of these loans between two third-party servicers, as discussed above. These government guaranteed loans are classified as pass rated loans and are not considered to be either nonaccrual, classified or impaired loans because based on the guarantee, the Company expects to receive all principal and interest according to the contractual terms of the loan agreement and there are no well-defined weaknesses or risk of loss. As a result, these loans were omitted from the required calculation of the allowance for loan losses.

Management considers the allowance for loan losses to be adequate at December 31, 2022 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in national and local economic conditions (including declines as a result of inflation, a recession or the COVID-19 pandemic), results of examinations by the Company’s banking regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows and the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. All of the Company’s TDRs were paying as agreed at December 31, 2022.

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

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	December 31, 2022	March 31, 2022

Loans accounted for on a non-accrual basis:
Commercial business (1)	$102	$118
Commercial real estate	106	122
Consumer	46	51
Total	254	291
Accruing loans which are contractually past due 90 days or more (2)	12,359	21,808
Total nonperforming loans	12,613	22,099
Real estate owned (“REO”)	—	—
Total nonperforming assets	$12,613	$22,099

Foregone interest on non-accrual loans (3)	$10	$24

(1)	Includes $18 of SBA and USDA government guaranteed loans at both December 31, 2022 and March 31, 2022.
(2)	Consists entirely of SBA and USDA government guaranteed loans.
(3)	Nine months ended December 31, 2022 and year ended March 31, 2022.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
December 31, 2022

Commercial business	$84	$—	$84
Commercial real estate	106	—	106
Consumer	45	1	46
Subtotal	235	1	236

Government Guaranteed	—	12,377	12,377

Total nonperforming assets	$235	$12,378	$12,613

March 31, 2022

Commercial business	$100	$—	$100
Commercial real estate	122	—	122
Consumer	51	—	51
Subtotal	273	—	273

Government Guaranteed	—	21,826	21,826

Total nonperforming assets	$273	$21,826	$22,099

The composition of land acquisition and development and speculative and custom/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest	Southwest	Other
	Oregon	Washington	Washington	Total
December 31, 2022

Land acquisition and development	$1,912	$4,569	$—	$6,481
Speculative and presold construction	—	17,833	1,510	19,343
Total	$1,912	$22,402	$1,510	$25,824

March 31, 2022

Land acquisition and development	$2,111	$9,445	$—	$11,556
Speculative and presold construction	—	10,989	430	11,419
Total	$2,111	$20,434	$430	$22,975

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

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	December 31, 2022		March 31, 2022
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$40	1	$45
Commercial real estate	3	5,968	3	6,087
Total	4	$6,008	4	$6,132

At December 31, 2022, loans delinquent 30 - 89 days were 0.36% of total loans compared to 0.81% at March 31, 2022 and were comprised mainly of the previously discussed government guaranteed loans (which are included in commercial business) and consumer loans. There were no loans 30 - 89 days delinquent in the commercial real estate (“CRE”) portfolio at both December 31, 2022 and March 31, 2022. At December 31, 2022, CRE loans represented the largest portion of the loan portfolio at 55.30% of total loans and commercial business represented 23.49% of total loans.

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

The Company performed its annual goodwill impairment test as of October 31, 2022. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach, the whole bank transaction approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 2.0%, a net interest margin that approximated 3.7% and a return on assets that ranged from 1.22% to 1.30% (average of 1.26%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 18.33% utilized for our cash flow estimates and a terminal value estimated at 1.43 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk-free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The whole bank transaction approach estimates fair value by applying key financial variables in transactions involving acquisitions of similar institutions. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.0 times book value, a market multiple of 1.1 times tangible book value and an earnings multiple of 10 times. The Company calculated a fair value of its reporting unit of $192.0 million using the corporate value approach, $169.2 million using the income approach and $230.0 million using the market approach, with a final concluded value of $197.0 million, with equal weight given to the income approach, the market approach and the corporate value approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

The Company also completed a qualitative assessment of goodwill as of December 31, 2022 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Even though the Company determined that there was no goodwill impairment, a sustained decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts, significant adverse changes in the operating environment for the financial industry or an increase in the value of our assets without an increase in the value of the reporting unit may result in a future impairment charge.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2022 and 2021

Net Income. Net income was $5.2 million, or $0.24 per diluted share for the three months ended December 31, 2022, compared to $5.5 million, or $0.25 per diluted share for the same prior year period. Net income for the nine months ended December 31, 2022 and 2021 was $15.1 million, or $0.69 per diluted share, and $17.7 million, or $0.80 per diluted share, respectively. The Company’s net income decreased primarily due to no recapture of the provision for loan losses for the three and nine months ended December 31, 2022, respectively, compared to a recapture of the provision for loan losses of $1.3 million and $4.0 million for the three and nine months ended December 31, 2021, respectively. The Company also recognized in non-interest income, a $500,000 BOLI death benefit during the nine months ended December 31, 2021 that was not present during the nine months ended December 31, 2022. In addition, the Company recognized in other non-interest expense, a gain on sale of premises and equipment, net, of $1.0 million during the nine months ended December 31, 2021, that was not present during the same period this year.

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

Net interest income for the three and nine months ended December 31, 2022 was $13.7 million and $39.8 million,  representing an increase of $1.6 million and $4.1 million, respectively, compared to the three and nine months ended

December 31, 2021. The net interest margin for the three and nine months ended December 31, 2022 was 3.48% and 3.30%, compared to 2.96% and 3.05% for the three and nine months ended December 31, 2021. These increases in the net interest margin were primarily attributable to both the higher average balance and yield on investment securities compared to the legacy investment securities portfolios and an increase in the average yield on interest-bearing deposits in other banks balances between the periods reflecting the lagging benefit of variable rate interest-earning assets beginning to reprice higher following recent increases in market interest rates. Additionally, the cost of interest-bearing deposits remained unchanged for the three months ended December 31, 2022 and decreased for the nine months ended December 31, 2022, as compared to the same periods in the prior year which also contributed to the net interest margin expansion.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended December 31, 2022 was $14.4 million and $41.7 million, respectively, compared to $12.6 million and $37.4 million, respectively, for the same period in the prior year. The increase for the three and nine months ended December 31, 2022 was primarily due to the increase in interest income on investment securities of $1.1 million and $3.0 million, respectively, when compared to the three and nine months ended December 31, 2021 due primarily to the overall increase in the average balance of investment securities. In addition, the increase for the three and nine months ended December 31, 2022 reflects a 3.01% and 1.47% increase in the average yield on interest-bearing deposits in other banks, respectively, partially offset by a decline in average balances to $52.8 million and $128.4 million, respectively.

Interest and fees earned on net loans increased by $485,000 and $48,000 for the three and nine months ended December 31, 2022 due to the increase in the average balance of net loans. The increase in the average balance of net loans was able to offset the decrease in the average yield on net loans which decreased to 4.50% and 4.42%, respectively, for the three and nine months ended December 31, 2022 compared to 4.67% and 4.81% for the same periods in the prior year due primarily to a decrease in deferred SBA PPP loan fees recognized related to the forgiveness of SBA PPP loans. The average balance of net loans increased $79.1 million and $83.0 million to $1.02 billion and $1.01 billion for the three and nine months ended December 31, 2022, respectively, from $938.1 million and $922.1 million for the same periods in the prior year. The average yield on non-mortgage related loans decreased 67 basis points to 4.22% and 56 basis points to 4.05% for the three and nine months ended December 31, 2022, respectively, predominantly from lower deferred SBA PPP loan fees recognized from SBA PPP loans that were forgiven. For the three months ended December 31, 2022, interest and fee income related to SBA PPP loans was insignificant compared to $781,000 for the same period in the prior year. For the nine months ended December 31, 2022 and 2021, interest and fee income related to SBA PPP loans was $101,000 and $2.6 million, respectively. The average yield on mortgage related loans decreased one basis point and 35 basis points to 4.59% and 4.54% for the three and nine months ended December 31, 2022, respectively, as the current interest rate environment resulted in lower yields on new loan originations compared to the yields on the legacy loan portfolio which included the impact of SBA PPP loans.

Interest Expense. Interest expense totaled $743,000 and $1.9 million for the three and nine months ended December 31, 2022, respectively, compared to $492,000 and $1.7 million for the three and nine months ended December 31, 2021, respectively. Interest expense on deposits decreased $11,000 and $244,000 for the three and nine months ended December 31, 2022, respectively, primarily due to the decrease in the average rate and average balance of certificates of deposits, partially offset by an increase in the average rate on money market accounts. The average rate paid on certificates of deposits decreased 13 basis points and 36 basis points and the average balance decreased $19.8 million and $15.7 million for the three and nine months ended December 31, 2022, respectively, compared to the same periods in the prior year. The average rate paid on money market accounts increased nine basis points and seven basis points for the three and nine months ended December 31, 2022, respectively, compared to the same periods in the prior year. The average balance of interest-bearing deposits decreased $47.4 million for the three months ended December 31, 2022 and increased $18.4 million for the nine months ended December 31, 2022, compared to the same periods in the prior year.

Interest expense on borrowings increased $262,000 and $460,000 for the three and nine months ended December 31, 2022, compared to the same periods in the prior year due to the higher rates paid on the outstanding floating rate junior subordinated debentures. The average balance of junior subordinated debentures was $26.9 million for both the three and nine months ended December 31, 2022 compared to $26.8 million for the same periods in the prior year. Overall, total interest expense is higher due to the increase in the average rate on total interest-bearing liabilities for the three and nine months ended December 31, 2022 compared to the same periods in the prior year reflecting the rising interest rate environment.

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

	Three Months Ended December 31,
	2022			2021
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$765,730	$8,855	4.59%	$708,329	$8,212	4.60%
Non-mortgage loans	251,484	2,676	4.22	229,784	2,834	4.89
Total net loans (1)	1,017,214	11,531	4.50	938,113	11,046	4.67

Investment securities (2)	491,207	2,484	2.01	368,628	1,390	1.50
Interest-bearing deposits in other banks	52,809	421	3.16	310,476	116	0.15
Other earning assets	2,913	28	3.81	2,558	20	3.10
Total interest-earning assets	1,564,143	14,464	3.67	1,619,775	12,572	3.08

Non-interest-earning assets:
Office properties and equipment, net	19,897			18,305
Other non-interest-earning assets	58,932			74,727
Total assets	$1,642,972			$1,712,807

Interest-bearing liabilities:
Savings accounts	$305,577	54	0.07	$327,228	64	0.08
Interest checking accounts	290,349	23	0.03	282,916	22	0.03
Money market accounts	266,554	96	0.14	279,958	37	0.05
Certificates of deposit	93,111	116	0.49	112,885	177	0.62
Total interest-bearing deposits	955,591	289	0.12	1,002,987	300	0.12

Junior subordinated debentures	26,884	396	5.84	26,800	150	2.22
Other interest-bearing liabilities	3,723	58	6.18	2,302	42	7.24
Total interest-bearing liabilities	986,198	743	0.30	1,032,089	492	0.19

Non-interest-bearing liabilities:
Non-interest-bearing deposits	489,458			500,749
Other liabilities	17,210			17,687
Total liabilities	1,492,866			1,550,525
Shareholders’ equity	150,106			162,282
Total liabilities and shareholders’ equity	$1,642,972			$1,712,807
Net interest income		$13,721			$12,080
Interest rate spread			3.37%			2.89%
Net interest margin			3.48%			2.96%

Ratio of average interest-earning assets to average interest-bearing liabilities			158.60%			156.94%

Tax equivalent adjustment (3)		$21			$21

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Nine Months Ended December 31,
	2022			2021
		Interest			Interest
	Average	and		Average	and
	Balance	Dividend	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$759,746	$26,008	4.54%	$683,719	$25,174	4.89%
Non-mortgage loans	245,358	7,488	4.05	238,352	8,274	4.61
Total net loans (1)	1,005,104	33,496	4.42	922,071	33,448	4.81

Investment securities (2)	468,815	6,662	1.89	324,755	3,663	1.50
Interest-bearing deposits in other banks	128,373	1,557	1.61	309,781	327	0.14
Other earning assets	2,874	72	3.33	2,558	52	2.70
Total interest-earning assets	1,605,166	41,787	3.46	1,559,165	37,490	3.19

Non-interest-earning assets:
Office properties and equipment, net	18,974			19,005
Other non-interest-earning assets	64,807			77,385
Total assets	$1,688,947			$1,655,555

Interest-bearing liabilities:
Regular savings accounts	$318,995	174	0.07	$314,338	184	0.08
Interest checking accounts	293,233	69	0.03	276,699	66	0.03
Money market accounts	278,800	255	0.12	265,850	108	0.05
Certificates of deposit	103,295	399	0.51	119,017	783	0.87
Total interest-bearing deposits	994,323	897	0.12	975,904	1,141	0.16

Junior subordinated debentures	26,864	897	4.43	26,779	451	2.24
Other interest-bearing liabilities	2,757	139	6.69	2,320	125	7.15
Total interest-bearing liabilities	1,023,944	1,933	0.25	1,005,003	1,717	0.23

Non-interest-bearing liabilities:
Non-interest-bearing deposits	494,081			473,082
Other liabilities	16,977			18,436
Total liabilities	1,535,002			1,496,521
Shareholders’ equity	153,945			159,034
Total liabilities and shareholders’ equity	$1,688,947			$1,655,555
Net interest income		$39,854			$35,773
Interest rate spread			3.21%			2.96%
Net interest margin			3.30%			3.05%

Ratio of average interest-earning assets to average interest-bearing liabilities			156.76%			155.14%

Tax equivalent adjustment (3)		$62			$54

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods ended December 31, 2022 compared to the periods ended December 31, 2021. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022 vs 2021			2022 vs 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$661	$(18)	$643	$2,701	$(1,867)	$834
Non-mortgage loans	252	(410)	(158)	239	(1,025)	(786)
Investment securities (1)	541	553	1,094	1,891	1,108	2,999
Interest-bearing deposits in other banks	(174)	479	305	(297)	1,527	1,230
Other earning assets	3	5	8	7	13	20
Total interest income	1,283	609	1,892	4,541	(244)	4,297

Interest Expense:
Savings accounts	(3)	(7)	(10)	4	(14)	(10)
Interest checking accounts	1	—	1	3	—	3
Money market accounts	(2)	61	59	5	142	147
Certificates of deposit	(28)	(33)	(61)	(93)	(291)	(384)
Junior subordinated debentures	—	246	246	1	445	446
Other interest-bearing liabilities	23	(7)	16	22	(8)	14
Total interest expense	(9)	260	251	(58)	274	216
Net interest income	$1,292	$349	$1,641	$4,599	$(518)	$4,081

(1)	Interest is presented on a fully tax-equivalent basis.

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

In accordance with GAAP, loans acquired from MBank during the fiscal year ended March 31, 2017 were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $255,000 and $371,000 at December 31, 2022 and March 31, 2022, respectively.

There was no provision for loan losses for the three and nine months ended December 31, 2022, compared to a recapture of the provision for loan losses of $1.3 million and $4.0 million for the three and nine months ended December 31, 2021. The recapture of the provision for loan losses for the three and nine months ended December 31, 2021 was based primarily upon the improving local and national economic conditions associated with the COVID-19 pandemic during those periods. Any future decline in national and local economic conditions could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Net recoveries totaled $6,000 for the three months ended December 31, 2022 compared to net charge-offs totaling $52,000 for the same period in the prior year. Net recoveries totaled $35,000 for the nine months ended December 31, 2022 compared to net charge-offs totaling $30,000 for the same period in the prior year. Annualized net recoveries were insignificant for the three and nine months ended December 31, 2022, respectively. Annualized net charge-offs were insignificant for the three and nine months ended December 31, 2021, respectively. Nonperforming loans were $12.6 million at December 31, 2022, compared to $22.1 million at March 31, 2022. The ratio of allowance for loan losses to nonperforming loans was 115.42% at December 31, 2022 compared to 65.72% at March 31, 2022. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of December 31, 2022, the Company had identified $658,000 of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $436,000 have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. At December 31, 2022, charge-offs on these impaired loans totaled $85,000 from their original loan balances. The remaining $222,000 of impaired loans has specific valuation allowances totaling $8,000 at December 31, 2022.

Non-Interest Income. Non-interest income decreased $153,000 to $3.0 million for the three months ended December 31, 2022 compared to the same period in the prior year. The decrease is primarily due to a decrease in fees and service charges related to a decrease in brokered loan fees of $248,000. Non-interest income decreased $555,000 to $9.2 million for the nine months ended December 31, 2022 compared to $9.8 million in the same period in the prior year. The decrease is primarily due to a BOLI death benefit on a former employee of $500,000 recognized during the nine months ended December 31, 2021 that was not present during the nine months ended December 31, 2022. Further, fees and service charges decreased to $4.9 million for the nine months ended December 31, 2022 compared to $5.4 million in the same period in the prior year primarily due to a decrease in brokered loan fees of $602,000. These decreases are partially offset by an increase in asset management fees of $418,000 due to an increase in custody fees of $587,000 and trust tax preparation fees of $51,000 during the nine months ended December 31, 2022 compared to the same prior year period.

Non-Interest Expense. Non-interest expense increased $569,000 and $2.8 million to $9.8 million and $29.4 million for the three and nine months ended December 31, 2022, respectively, compared to $9.3 million and $26.6 million for the same periods in the prior year. These increases for both periods was primarily due to an increase in salaries and employee benefits related to wage pressures and the competitive landscape for attracting and retaining employees in the Company’s primary markets. Additionally, occupancy and depreciation expense for the three and nine months ended December 31, 2022 increased mainly due to an increase in rent expense and depreciation expense. Furthermore, the increase for the nine months ended December 31, 2022 was primarily due to the gain on sale of premise and equipment, net of $993,000 during the nine months ended December 31, 2021, respectively, that was not present during the same current year period. Additionally, other non-interest expense increased $533,000 for the nine months ended December 31, 2022 primarily due to the change in the provision for off-balance sheet commitments which fluctuates monthly based upon unfunded commitments.

Income Taxes. The provision for income taxes was $1.6 million and $4.5 million for the three and nine months ended December 31, 2022, respectively, compared to $1.7 million and $5.2 million for the same periods in the prior year. The decrease in the provision for income taxes was due to lower pre-tax income for the three and nine months ended December 31, 2022 compared to the same periods in the prior year. The decrease was mainly due to the recapture of the provision for loan losses for the three and nine months ended December 31, 2021 that was not present for the three and nine months ended December 31, 2022. Income before income taxes was $6.8 million and $19.6 million for the three and nine months ended December 31, 2022, compared to $7.2 million and $22.9 million for the same periods in the prior year. The Company’s effective tax rate for the three and nine months ended December 31, 2022 was 23.1% and 23.0%, respectively, compared to 23.2% and 22.6% for the three and nine months ended December 31, 2021. The Company’s effective tax rate for the nine months ended December 31, 2021 was lower than its historical effective tax rate due to a non-taxable BOLI death benefit of $500,000 recognized during the nine months ended December 31, 2021. At December 31, 2022, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At December 31, 2022, the Company had a net deferred tax asset of $11.2 million compared to $7.5 million at March 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2022 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2022 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2022 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended December 31, 2022, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2022:

			Total Dollar	Maximum Dollar Value
	Total	Average	Value Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
October 1, 2022				$—
October 1, 2022 - October 31, 2022	—	$—	$—	—
November 1, 2022 - November 30, 2022	1,200	7.50	9,004	2,490,996
December 1, 2022 - December 31, 2022	9,597	7.51	72,057	2,418,939
Total	10,797	$7.51	$81,061	$2,418,939

On November 17, 2022, the Company announced that its Board of Directors authorized a stock repurchase program. Under the November 2022 repurchase program, the Company was authorized to repurchase up to $2.5 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on November 28, 2022 and continuing until the earlier of the completion of the authorized level of repurchases or May 28, 2023, depending upon market conditions. As of December 31, 2022, the Company had repurchased $81,000 of the Company’s outstanding shares at an average price of $7.51 per share. Shares repurchased under the November 2022 repurchase program are retired as settled.

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
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2022 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2019, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on September 5, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(8)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on September 16, 2017, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Kevin J. Lycklama	By:	/S/ David Lam
	Kevin J. Lycklama		David Lam
	President and Chief Executive Officer		Executive Vice President and
	Director		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	February 7, 2023	Date:	February 7, 2023