Form 10-K
period 2023-03-31
RIVERVIEW BANCORP INC
filed 2023-06-14
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant’s Common Stock as quoted on the Nasdaq Global Select Market System under the symbol “RVSB” on September 30, 2022 was $136,570,288 (21,507,132 shares at $6.35 per share). As of June 14, 2023, there were 21,118,086 shares issued and outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (Part III), which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

References in this document to “Riverview” refer to Riverview Bancorp, Inc. and references to the “Bank” refer to Riverview Bank. References to “we,” “our,” “us,” or the “Company” refer to Riverview and its consolidated subsidiaries, including the Bank, unless the context indicates otherwise.

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-K, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, the failure of the U.S. Congress to increase the debt ceiling, or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as supply chain disruptions, recent bank failures and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; the transition away from London Interbank Offered Rate ("LIBOR") toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to originate loans for sale and sell loans in the secondary market; results of examinations of the Bank by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions, Division of Banks (“WDFI”), and of the Company by the Board of Governors of the Federal Reserve System (“Federal Reserve”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for loan losses, write-down assets, reclassify its assets, change the Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules; the Company’s ability to attract and retain deposits; the unexpected outflow of uninsured deposits that may require us to sell investment securities at a loss; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in or attacks on our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames; future goodwill impairment due to changes in Riverview’s business, changes in market conditions, or other factors; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; the quality and composition of our securities portfolio and the impact of and adverse changes in the securities markets, including market liquidity; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2024 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the bank holding company of Riverview Bank. At March 31, 2023, the Company had total assets of $1.6 billion, total deposits of $1.3 billion and total shareholders’ equity of $155.2 million. The Company’s executive offices are located in Vancouver, Washington. The Bank has two subsidiaries Riverview Trust Company (the “Trust Company”) and Riverview Services, Inc. (“Riverview Services”). The Trust Company is a trust and financial services company located in downtown Vancouver, Washington, and provides full-service brokerage activities, trust and asset management services. Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust.

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

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $993.5 million at March 31, 2023 compared to $975.9 million at March 31, 2022.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial business and commercial real estate loans in its loan portfolio which typically carry adjustable rates, higher yields and shorter terms, as well as higher credit risk, compared to traditional fixed-rate consumer real estate one-to-four family loans.

Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 17 branch locations, including, among others, 10 in Clark County, three in the Portland metropolitan area and three lending centers.

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

Lending Activities

General.  At March 31, 2023, the Company’s net loans receivable totaled $993.5 million, or 62.5% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan. Our current loan policy generally limits the maximum amount of loans we can make to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $36.4 million, at March 31, 2023. At this date, the Bank’s largest lending relationship with one borrower was $29.5 million, which consisted of a multi-family loan of $17.6 million and a commercial real estate loan of $11.9 million, both of which were performing in accordance with their original payment terms at March 31, 2023.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company’s loan portfolio, excluding loans held for sale, by type of loan at the dates indicated (dollars in thousands):

	At March 31,
	2023		2022
	Amount	Percent	Amount	Percent
Commercial and construction:
Commercial business	$232,868	23.08%	$228,091	23.03%
Commercial real estate	564,496	55.95	582,837	58.85
Land	6,437	0.64	11,556	1.16
Multi-family	55,836	5.54	60,211	6.08
Real estate construction	47,762	4.73	24,160	2.44
Total commercial and construction	907,399	89.94	906,855	91.56
Consumer:
Real estate one-to-four family	99,673	9.88	82,006	8.28
Other installment	1,784	0.18	1,547	0.16
Total consumer	101,457	10.06	83,553	8.44
Total loans	1,008,856	100.00%	990,408	100.00%
Less:
Allowance for loan losses	15,309		14,523
Total loans receivable, net	$993,547		$975,885

Loan Portfolio Composition. The following tables set forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands):

		Other		Commercial and
	Commercial	Real Estate	Real Estate	Construction
	Business	Mortgage	Construction	Total
March 31, 2023

Commercial business	$232,859	$—	$—	$232,859
SBA PPP	9	—	—	9
Commercial construction	—	—	29,565	29,565
Office buildings	—	117,045	—	117,045
Warehouse/industrial	—	106,693	—	106,693
Retail/shopping centers/strip malls	—	82,700	—	82,700
Assisted living facilities	—	396	—	396
Single purpose facilities	—	257,662	—	257,662
Land	—	6,437	—	6,437
Multi-family	—	55,836	—	55,836
One-to-four family construction	—	—	18,197	18,197
Total	$232,868	$626,769	$47,762	$907,399

March 31, 2022

Commercial business	$225,006	$—	$—	$225,006
SBA PPP	3,085	—	—	3,085
Commercial construction	—	—	12,741	12,741
Office buildings	—	124,690	—	124,690
Warehouse/industrial	—	100,184	—	100,184
Retail/shopping centers/strip malls	—	97,192	—	97,192
Assisted living facilities	—	663	—	663
Single purpose facilities	—	260,108	—	260,108
Land	—	11,556	—	11,556
Multi-family	—	60,211	—	60,211
One-to-four family construction	—	—	11,419	11,419
Total	$228,091	$654,604	$24,160	$906,855

Commercial Business Lending. At March 31, 2023, the commercial business loan portfolio totaled $232.9 million, or 23.1% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

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

Other Real Estate Mortgage Lending. The Company originates other real estate mortgage loans secured by office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively “commercial real estate loans” or “CRE”) and land and multi-family loans primarily located in its market area, collectively referred to herein as the “other real estate mortgage loan portfolio”. At March 31, 2023, the other real estate mortgage loan portfolio totaled $564.5 million, or 56.0% of total loans. At March 31, 2023, owner occupied properties accounted for 27.8% and non-owner occupied properties accounted for 72.2% of the Company’s commercial real estate loans.

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

The Company actively pursues commercial real estate loans. Loan demand within the Company’s market area was competitive in fiscal year 2023 as economic conditions and competition for strong credit-worthy borrowers remained high. At March 31, 2023, the Company had one commercial real estate loan of $100,000 on non-accrual status. At March 31, 2022, the Company had one commercial real estate loan of $122,000 on non-accrual status. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Risks Related to Our Lending – Commercial and multi-family real estate lending involves higher risks than one-to-four family real estate and other consume lending, which exposes us to increased lending risks.”

Land loans represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchases and infrastructure development of properties (e.g., roads, utilities, etc.) with the aim of making improved lots ready for subsequent sales to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. At March 31, 2023, land loans totaled $6.4 million, or 0.64% of total loans, compared to $11.6 million, or 1.16% of total loans at March 31, 2022. The largest land loan had an outstanding balance at March 31, 2023 of $1.8 million and was performing according to its original payment terms. At March 31, 2023, all of the land loans were secured by properties located in Washington and Oregon. At March 31, 2023 and 2022, the Company had no land loans on non-accrual status.

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

The composition of the Company’s construction loan portfolio, including undisbursed funds, was as follows at the dates indicated (dollars in thousands):

	At March 31,
	2023		2022
	Amount (1)	Percent	Amount (1)	Percent

Speculative construction	$16,224	19.23%	$16,561	26.22%
Commercial/multi-family construction	63,973	75.85	37,429	59.27
Custom/presold construction	4,149	4.92	9,160	14.51
Total	$84,346	100.00%	$63,150	100.00%

(1) Includes undisbursed funds of $36.6 million and $39.0 million at March 31, 2023 and 2022, respectively.

At March 31, 2023, the balance of the Company’s construction loan portfolio, including undisbursed funds, was $84.3 million compared to $63.2 million at March 31, 2022. The $21.1 million increase was primarily due to a $26.5 million increase in commercial/multi-family construction loans, partially offset by a decrease of $5.0 million in custom/presold construction loans. The Company plans to continue to proactively manage its construction loan portfolio in fiscal year 2024 while continuing to originate new construction loans to selected customers.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2023 was a loan to finance the construction of 36 townhomes totaling $8.1 million that is secured by property located in the Company’s market area. The average balance of loans in the speculative construction loan portfolio at March 31, 2023 was $959,000. At March 31, 2023 and 2022, the Company had no speculative construction loans on non-accrual status.

Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Presold construction loans are generally originated for a term of 12 months. At March 31, 2023 and 2022, presold construction loans totaled $4.1 million and $4.5 million, respectively.

The composition of land  and speculative/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest	Southwest	Other
	Oregon	Washington	Washington	Total
March 31, 2023

Land	$1,884	4,553	$—	$6,437
Speculative and presold construction	—	17,105	1,092	18,197
Total	$1,884	$21,658	$1,092	$24,634

March 31, 2022

Land	$2,111	9,445	$—	$11,556
Speculative and presold construction	—	10,989	430	11,419
Total	$2,111	$20,434	$430	$22,975

Unlike speculative and presold construction loans, custom construction loans are made directly to the homeowner. Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. For adjustable rate loans, the interest rates adjust on their first adjustment date. See “Mortgage Brokerage” and “Mortgage Loan Servicing” below for more information. At March 31, 2023, the Company had no construction/permanent loans.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2023, commercial construction loans totaled $29.6 million, or 61.9% of total real estate construction loans, and 2.9% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2023, the largest commercial construction loan had a balance of $6.6 million and was performing according to its original repayment terms. The average balance of loans in the commercial construction loan portfolio at March 31, 2023 was $2.1 million. At March 31, 2023 and 2022, the Company had no commercial construction loans on non-accrual status.

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

Consumer Lending. Consumer loans totaled $101.5 million at March 31, 2023 and were comprised of $88.8 million of real estate one-to-four family loans, $10.3 million of home equity lines of credit, $552,000 of land loans to consumers for the future construction of one-to-four family homes and $1.8 million of other secured and unsecured consumer loans.

The majority of our real estate one-to-four family loans are located in the Company’s primary market area. Underwriting standards require that real estate one-to-four family loans generally be owner occupied and that originated loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. At March 31, 2023, the Company had three residential real estate loans totaling $86,000 on non-accrual status compared to two residential real estate loans totaling $51,000 at March 31, 2022. All of these loans were secured by properties located in Oregon and Washington. The Company no longer originates real estate one-to-four family loans. During the fiscal year 2023, the Company purchased $26.8 million real estate one-to-four family loans as a way to supplement loan originations in this category.

The Company also originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. At March 31, 2023 and 2022, the Company had no installment loans on non-accrual status. The Company did not purchase any automobile loans during fiscal years 2023 and 2022 and does not have plans to purchase any additional automobile loan pools.

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

Loan Maturity. The following table sets forth certain information at March 31, 2023 regarding the dollar amount of loans maturing in the loan portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments or stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees (in thousands):

	Within	Between 1-5	Between 5-15	Beyond 15
	1 Year	Years	Years	Years	Total
Commercial and construction:
Commercial business	$10,646	$28,033	$100,415	$93,774	$232,868
Commercial real estate	13,862	145,950	397,232	7,452	564,496
Land	3,284	1,885	1,268	—	6,437
Multi-family	83	5,199	48,639	1,915	55,836
Real estate construction	9,103	7,106	31,553	—	47,762
Total commercial and construction	36,978	188,173	579,107	103,141	907,399
Consumer:
Real estate one-to-four family	—	596	3,552	95,525	99,673
Other installment	49	1,274	461	—	1,784
Total consumer	49	1,870	4,013	95,525	101,457
Total loans	$37,027	$190,043	$583,120	$198,666	$1,008,856

The following table sets forth the dollar amount of loans due after one year from March 31, 2023, which have fixed and adjustable interest rates (in thousands):

		Adjustable
	Fixed Rate	Rate	Total

Commercial and construction:
Commercial business	$138,306	$83,916	$222,222
Commercial real estate	295,059	255,575	550,634
Land	2,528	625	3,153
Multi-family	46,865	8,888	55,753
Real estate construction	20,994	17,665	38,659
Total commercial and construction	503,752	366,669	870,421
Consumer:
Real estate one-to-four family	86,864	12,809	99,673
Other installment	1,355	380	1,735
Total consumer	88,219	13,189	101,408
Total loans	$591,971	$379,858	$971,829

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, real estate one-to-four family loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2023, the Company had outstanding commitments to originate loans of $12.5 million compared to $20.0 million at March 31, 2022.

Mortgage Brokerage. The Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies. The loans brokered to mortgage companies are closed in the name of, and funded by, the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans previously brokered to the Company are closed on the Company’s books and the commissioned broker receives a portion of the origination fee. Beginning in fiscal year 2021, the Company transitioned to a model where it no longer originates and sells mortgage loans to the Federal Home Loan Mortgage Company (“FHLMC”) as all mortgage loan originations are instead brokered to various third-party mortgage companies. The Company does, however, continue to service its existing FHLMC portfolio. Brokered loans totaled $22.0 million and $58.1 million as of March 31, 2023 and 2022, respectively. There were no loans brokered to the Company for the fiscal year ended March 31, 2023 and 2022. Gross fees of $346,000, including brokered loan fees, were earned in the fiscal year ended March 31, 2023. For the fiscal year ended March 31, 2022, gross fees earned were $1.1 million, which included brokered loan fees and fees for loans sold to the FHLMC. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, the volume of loans and the amount of loan fees generally decrease as a result of decreased mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC. Prior to the fiscal year ended March 31, 2021, the Company historically sold its fixed-rate residential one-to-four family mortgage loans that it originated with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset/liability strategy. Mortgage loans were sold to the FHLMC on a non-recourse basis whereby foreclosure losses are the responsibility of the FHLMC and not the Company. Upon sale, the Company continues to collect payments on the loans, supervise foreclosure proceedings, and otherwise service the loans. At March 31, 2023, total loans serviced for others were $63.4 million, of which $36.5 million were serviced for the FHLMC.

Nonperforming Assets. Nonperforming assets were $1.9 million or 0.12% of total assets at March 31, 2023 compared with $22.1 million or 1.27% of total assets at March 31, 2022. The Company had net recoveries totaling $36,000 during fiscal 2023 compared to net charge-offs of $30,000 during fiscal 2022. The decrease in nonperforming assets is attributed to the progress made in resolving the delay in servicing transfer between two third-party servicers of SBA and United States Department of Agriculture (“USDA”) government guaranteed loans, as further discussed below. Non-performing SBA government guaranteed loans totaled $1.6 million at March 31, 2023 compared to $21.8 million at March 31, 2022.

Loans are reviewed regularly and it is the Company’s general policy that when a loan is 90 days or more delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for any unrecoverable accrued interest is established and charged against operations. In general, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method.

The Company continues to proactively manage its residential construction and land acquisition and development loan portfolios. At March 31, 2023, the Company’s residential construction and land acquisition and development loan portfolios were $18.2 million and $6.4 million, respectively, as compared to $11.4 million and $11.6 million, respectively, at March 31, 2022. At March 31, 2023 and 2022, there were no nonperforming loans in the residential construction loan portfolio or the land acquisition and development portfolio. For the years ended March 31, 2023 and 2022, there were no charge-offs or recoveries in the residential construction and land acquisition and development loan portfolios.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	March 31, 2023		March 31, 2022
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$79	1	$100
Commercial real estate	1	100	1	122
Consumer	3	86	2	51
Subtotal	5	265	4	273

SBA and USDA Government Guaranteed	6	1,587	66	21,826

Total	11	$1,852	70	$22,099

The Company continues its efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings and has made significant progress in regards to the SBA and USDA government guaranteed loan servicing transfer. At March 31, 2023, the Bank holds approximately $1.6 million of the government guaranteed portion of SBA and USDA loans originated by other banks that, when purchased, were placed into a Direct Registration Certificate (“DRC”) program by the SBA’s former fiscal transfer agent, Colson Inc. (“Colson”) that remain to be reconciled. Under the DRC program, Colson was required to remit monthly payments to the investor holding the guaranteed balance, whether or not a payment had actually been received from the borrower. In 2020, Colson did not successfully retain its existing contract as the SBA’s fiscal transfer agent and began transitioning servicing over to a new company called Guidehouse. In late 2021, Guidehouse, under their contract with the SBA, declined to continue the DRC program. After declining to continue the DRC program, all payments under the DRC program began to be held by Guidehouse or Colson until the DRC program could be unwound and the DRC holdings converted into normal pass through certificates. As part of unwinding the DRC program, Colson has requested investors who had received payments in advance of the borrower actually remitting payment return advanced funds before they will process the conversion of certificates. The Bank continues to work with Colson on the reconciliation and transfer of the two remaining loans. The Bank expects the reconciliation and unwinding process to continue and until these processes are completed for all loans being transferred, with such loans continuing to be reflected as past due. These nonperforming government guaranteed loans are not considered non-accrual loans because there is no concern of the collectability of the full principal and interest given the Company purchased the guaranteed portion of these loans which is backed by government guaranteed interest certificates.  At March 31, 2023, all of  the Company’s nonperforming loans exclusive of the SBA and USDA government guaranteed loans are to borrowers with properties located in Southwest Washington. At March 31, 2023, 9.69% of the Company’s nonperforming loans, totaling $179,000 were measured for impairment. These loans have been charged down to the estimated fair market value of the collateral less selling costs or carry a specific reserve to reduce the net carrying value. There were no reserves associated with these nonperforming loans that were measured for impairment at March 31, 2023. At March 31, 2023, the largest single nonperforming loan was a USDA government guaranteed loan for $879,000. The largest single nonperforming loan exclusive of the SBA and USDA government guaranteed loans was a commercial real estate loan for $100,000 at March 31, 2023.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (in thousands):

	At March 31,
	2023	2022

Loans accounted for on a non-accrual basis:
Commercial business	$97	$118
Commercial real estate	100	122
Consumer	86	51
Total	283	291
Accruing loans which are contractually past due 90 days or more	1,569	21,808
Total nonperforming loans	1,852	22,099
Real estate owned (“REO”)	—	—
Total nonperforming assets	$1,852	$22,099

Foregone interest on non-accrual loans	$14	$24

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
March 31, 2023

Commercial business	$79	$—	$79
Commercial real estate	100	—	100
Consumer	86	—	86
Subtotal	265	—	265

SBA and USDA Government Guaranteed	—	1,587	1,587

Total nonperforming assets	$265	$1,587	$1,852

March 31, 2022

Commercial business	$100	$—	$100
Commercial real estate	122	—	122
Consumer	51	—	51
Subtotal	273	—	273

SBA and USDA Government Guaranteed	—	21,826	21,826

Total nonperforming assets	$273	$21,826	$22,099

Other loans of concern, which are classified as substandard loans and are not presently included in the non-accrual category, consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate. In either or both of these situations, the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category. Management considers the allowance for loan losses to be adequate at March 31, 2023, to cover the probable losses inherent in these and other loans.

The following table sets forth information regarding the Company’s other loans of concern at the dates indicated (dollars in thousands):

	March 31, 2023		March 31, 2022
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$38	1	$45
Commercial real estate	2	2,344	3	6,087
Total	3	$2,382	4	$6,132

At March 31, 2023 and 2022, loans delinquent 30 – 89 days were 0.20% and 0.81% of total loans, respectively. At March 31, 2023, loans 30 – 89 days past due were comprised of SBA government guaranteed loans (which are included in commercial business), commercial business and consumer loans. The SBA government guaranteed loans comprise a substantial amount of the total loans 30-89 days past due at March 31, 2023. At March 31, 2022, loans 30 – 89 days past due were comprised of SBA government guaranteed loans, residential real estate construction and consumer loans. There were no commercial real estate (“CRE”) loans 30 – 89 days past at March 31, 2023 or March 31, 2022. At March 31, 2023, CRE loans represent the largest portion of our loan portfolio at 55.95% of total loans and commercial business loans represent 23.08% of total loans.

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

TDRs are considered impaired loans when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows and the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral (less any selling costs, if applicable) is used. Impairment is recognized as a specific component within the allowance for loan losses if the estimated value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged-off against the allowance for loan losses. At March 31, 2023, the Company had TDRs totaling $629,000, of which $450,000 were on accrual status. The $179,000 of TDRs accounted for on a non-accrual basis at March 31, 2023 are included as nonperforming loans in the nonperforming asset table above. All of the Company’s TDRs were paying as agreed at March 31, 2023. The related amount of interest income recognized on these TDR loans was $24,000 for the fiscal year ended March 31, 2023.

The Company has determined that, in certain circumstances, it is appropriate to split a loan into multiple notes. This typically includes a nonperforming charged-off loan that is not supported by the cash flow of the relationship and a performing loan that is supported by the cash flow. These may also be split into multiple notes to align portions of the loan balance with the various sources of repayment when more than one exists. Generally, the new loans are restructured based on customary underwriting standards. In situations where they are not, the policy exception qualifies as a concession, and if the borrower is experiencing financial difficulties, the loans are accounted for as TDRs. At March 31, 2023, no loans had been restructured in this manner.

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

The aggregate amount of the Company’s classified loans (comprised entirely of substandard loans), general loss allowances, specific loss allowances and net charge-offs (recoveries) were as follows at the dates indicated (in thousands):

	At or For the Year
	Ended March 31,
	2023	2022

Classified loans	$2,647	$6,405
General loss allowances	15,303	14,515
Specific loss allowances	6	8
Net charge-offs (recoveries)	(36)	30

All loans on non-accrual status as of March 31, 2023 were categorized as classified loans with the exception of one commercial business loan for $18,000 which is fully guaranteed by the SBA. Classified loans at March 31, 2023 were comprised of  three commercial business loans totaling $117,000, three commercial real estate loans totaling $2.4 million (the largest of which was $1.5 million) and three one-to-four family real estate loans totaling $86,000. The net decrease in classified loans is primarily attributed to the upgrade of one commercial real estate loan totaling $3.6 million. As discussed earlier, nonperforming SBA and USDA government guaranteed loans totaled $1.6 million. These nonperforming government guaranteed loans are not considered classified as there is no well-defined weakness and do not include the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected in regard to these loans. The Company purchased the guaranteed portion of these loans which is backed by government guaranteed interest certificates and expects to receive all principal and interest on these loans.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio consistent with accounting principles generally accepted in the United States of America (“GAAP”) guidelines. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses existing at the balance sheet date. The key components to the evaluation are the Company’s internal loan review function by its credit administration, which reviews and monitors the risk and quality of the loan portfolio; as well as the Company’s external loan reviews and its loan classification systems. Credit officers are expected to monitor their loan portfolios and make recommendations to change loan grades whenever changes are warranted. Credit administration approves any changes to loan grades and monitors loan grades. For additional discussion of the Company’s methodology for assessing the appropriate level of the allowance for loan losses see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

In accordance with GAAP, loans acquired from MBank during the fiscal year ended March 31, 2017 were recorded at their estimated fair value, which resulted in a net discount to the loans’ contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. However, we believe it should be considered when comparing certain financial ratios of the Company calculated in periods after the MBank transaction, compared to the same financial ratios of the Company in periods prior to the MBank transaction. The net discount on these acquired loans was $228,000 and $371,000 at March 31, 2023 and 2022, respectively.

The Company recorded a provision for loan losses of $750,000 for the fiscal year ended March 31, 2023 compared to a recapture of loan losses of $4.6 million for the fiscal year ended March 31, 2022. The increase in the allowance for loan losses in fiscal year 2023 is mainly attributed to an isolated downgrade of a commercial real estate loan for $15.9 million that occurred in the fourth quarter.

At March 31, 2023, the Company had an allowance for loan losses of $15.3 million, or 1.52% of total loans, compared to $14.5 million, or 1.47% of total loans at March 31, 2022. Net recoveries totaled $36,000 for the fiscal year ended March 31, 2023 compared to net charge-offs of $30,000 in the prior fiscal year. Criticized loans, which are comprised of watch and special mention loans, increased $11.3 million to $19.1 million at March 31, 2023 from $7.8 million at March 31, 2022. Classified loans decreased $3.8 million to $2.6 million at March 31, 2023 compared to $6.4 million at March 31, 2022. The net increase in criticized loans is mainly attributed to the downgrade of the $15.9 million commercial real estate loan mentioned above offset by the upgrade to a pass rating of a $6.6 million commercial real estate loan that was part of the criticized total at March 31, 2022. Additionally, the criticized balance at March 31, 2023 includes three commercial business loans and one commercial real estate loan totaling $1.3 million to a related borrower that were downgraded in the third quarter. The decrease in classified loans is mainly due to the upgrade to a pass rating of a $3.6 million commercial real estate loan. The coverage ratio of allowance for loan losses to nonperforming loans was 826.62% at March 31, 2023 compared to 65.72% at March 31, 2022, and excluding SBA and USDA government guaranteed loans was 5777.0% at March 31, 2023.  The Company’s general valuation allowance to non-impaired loans was 1.52% and 1.47% at March 31, 2023 and 2022, respectively.

Management considers the allowance for loan losses to be adequate at March 31, 2023 to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing allowance for loan losses in accordance with GAAP. However, a decline in national and local economic conditions (including a recession and continued inflationary pressures), results of examinations by the Company’s banking regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document.

The following table sets forth the breakdown of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands):

	At March 31,
	2023		2022
		Loan Category		Loan Category
		as a Percent		as a Percent
	Amount	of Total Loans	Amount	of Total Loans

Commercial and construction:
Commercial business	$3,123	23.08%	$2,422	23.03%
Commercial real estate	8,894	55.95	9,037	58.85
Land	93	0.64	168	1.16
Multi-family	798	5.54	845	6.08
Real estate construction	764	4.73	393	2.44
Consumer:
Real estate one-to-four family	1,087	9.88	905	8.28
Other installment	40	0.18	38	0.16
Unallocated	510	—	715	—
Total allowance for loan losses	$15,309	100.00%	$14,523	100.00%

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Year Ended March 31,
	2023	2022	2021

Allowance for loan losses as a percentage of total loans outstanding at period end	1.52%	1.47%	2.03%
Allowance for loan losses	$15,309	$14,523	$19,178
Total loans outstanding	1,008,856	990,408	943,235

Non-accrual loans as a percentage of total loans outstanding at period end	0.03%	0.03%	0.04%
Total non-accrual loans	$283	$291	$395
Total loans outstanding	1,008,856	990,408	943,235

Allowance for loan losses as a percentage of non-accrual loans at period end	5,409.54%	4,990.72%	4,855.19%
Allowance for loan losses	$15,309	$14,523	$19,178
Total non-accrual loans	283	291	395

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial business:	—%	0.03%	—%
Net charge-offs/(recoveries)	$—	$69	$(10)
Average loans receivable, net	233,884	225,677	268,363
Commercial real estate:	—%	—%	(0.06)%
Net charge-offs/(recoveries)	$—	$—	$(332)
Average loans receivable, net	568,999	559,275	526,965
Land:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	8,486	13,498	13,765
Multi-family:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	57,548	48,651	50,489
Real estate construction:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	38,214	16,828	32,834
Consumer:	(0.04)%	(0.06)%	0.12%
Net charge-offs/(recoveries)	$(36)	$(39)	$88
Average loans receivable, net	99,914	70,813	73,654
Total loans:	—%	—%	(0.03)%
Total net recoveries/(recoveries)	$(36)	$30	$(254)
Total average loans receivable, net	1,007,045	934,742	966,070

Investment Activities

The Board sets the investment policy of the Company. The Company’s investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns. The policy permits investment in various types of liquid assets (generally debt and asset-backed securities) permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, “bank qualified” municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds, real estate mortgage investment conduits (“REMICS”) and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying investment securities into one of three categories: held to maturity, available for sale or trading. At March 31, 2023, no investment securities were held for trading purposes. At March 31, 2023, the Company’s investment portfolio consisted of solely debt securities and no equity securities. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

The Company primarily purchases agency securities and a combination of MBS backed by government agencies (FHLMC, Fannie Mae (“FNMA”), SBA or Ginnie Mae (“GNMA”)). FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. government, while SBA and GNMA securities are backed by the full faith and credit of the U.S. government. At March 31, 2023, the Company owned no privately issued MBS. Our REMICS are MBS issued by FHLMC, FNMA and GNMA and our

CRE MBS are issued by FNMA. The Company does not believe that it has any exposure to sub-prime lending in its investment securities portfolio. See Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated (dollars in thousands):

	At March 31,
	2023		2022
	Carrying	Percent of	Carrying	Percent of
	Value	Portfolio	Value	Portfolio

Available for sale (at estimated fair value):
Municipal securities	$40,261	8.84%	$39,604	9.45%
Agency securities	85,907	18.87	40,705	9.72
REMICs	28,877	6.34	32,717	7.81
Residential MBS	15,471	3.40	16,945	4.05
Other MBS	40,983	9.00	35,811	8.55
	211,499	46.45	165,782	39.58

Held to maturity (at amortized cost):
Municipal securities	10,344	2.27	10,368	2.47
Agency securities	53,941	11.85	45,277	10.81
REMICs	35,186	7.73	39,394	9.40
Residential MBS	123,773	27.18	137,343	32.79
Other MBS	20,599	4.52	20,718	4.95
	243,843	53.55	253,100	60.42

Total investment securities	$455,342	100.00%	$418,882	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2023 (dollars in thousands):

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Available for sale:
Municipal securities	$—	—%	$3,970	3.29%	$8,874	2.74%	$27,417	2.04%
Agency securities	8,890	3.01	61,647	2.60	15,370	1.26	—	—
REMICS	1	5.86	—	—	544	2.09	28,332	1.73
Residential MBS	—	—	624	1.95	5,870	1.78	8,977	2.99
Other MBS	3,370	2.82	11,963	4.23	16,556	1.73	9,094	2.96
Total available for sale	$12,261	2.96%	$78,204	2.88%	$47,214	1.76%	$73,820	2.13%

Held to maturity:
Municipal securities	$—	—%	$—	—%	$—	—%	$10,344	2.34%
Agency securities	—	—	38,937	1.84	11,913	1.42	3,091	0.80
REMICS	—	—	—	—	—	—	35,186	1.76
Residential MBS	4	3.84	—	—	2,473	1.20	121,296	1.77
Other MBS	—	—	3,274	1.95	15,309	1.48	2,016	1.33
Total held to maturity	$4	3.84%	$42,211	1.85%	$29,695	1.43%	$171,933	1.78%

(1)	The weighted average yields are calculated by multiplying each amortized cost value by its yield and dividing the sum of these results by the total amortized cost values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

Management reviews investment securities quarterly for the presence of other than temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in estimated fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of estimated fair value, which may be maturity, as well as other factors. There was no OTTI charge for investment securities for the years ended March 31, 2023, 2022 or 2021. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding investment securities.

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

The following table sets forth the average balances of deposit accounts held by the Company at the dates indicated (dollars in thousands):

	Year Ended March 31,
	2023		2022		2021
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest-bearing demand	$480,029	0.00%	$476,203	0.00%	$387,579	0.00%
Interest-bearing checking	286,627	0.03	279,053	0.03	225,579	0.04
Savings accounts	308,840	0.07	318,885	0.08	257,285	0.16
Money market accounts	266,795	0.16	272,161	0.06	204,931	0.07
Certificates of deposit	103,484	0.75	117,391	0.80	129,928	1.45
Total	$1,445,775	0.10%	$1,463,693	0.10%	$1,205,302	0.21%

Deposit accounts totaled $1.3 billion at March 31, 2023 compared to $1.5 billion at March 31, 2022. The Company did not have any wholesale-brokered deposits at March 31, 2023 and 2022. The Company continues to focus on core deposits and growth generated by customer relationships as opposed to obtaining deposits through the wholesale markets, although the Company continued to experience competition for customer deposits within its market area during fiscal year 2023. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits excluding wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds, and internet based deposits) at March 31, 2023 decreased $250.1 million since March 31, 2022 due to deposit pricing pressures in our market and customers seeking higher yielding investment alternatives. At March 31, 2023, the Company had $22.8 million, or 1.80% of total deposits, in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposits, which were gathered from customers within the Company’s primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

At March 31, 2023 and 2022, the Company also had $21.3 million and $25.9 million, respectively, in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2023 and 2022, the Company did not have any deposits through this listing service as the Company chose not to utilize these internet-based deposits. Although the Company did not originate any internet based deposits during the fiscal year ended March 31, 2023, the Company may do so in the future consistent with its asset/liability objectives.

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

As of March 31, 2023 and 2022, approximately $225.7 million and $320.0 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The following table presents the maturity period and amount of certificates of deposit greater than $250,000 at March 31, 2023 (dollars in thousands):

Maturity Period	Amount
Three months or less	$1,741
Over three through six months	5,195
Over six through 12 months	19,592
Over 12 months	13,787
Total	$40,315

For more information, see also Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Borrowings. The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco (“FRB”), as needed, to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank’s commercial business loans, commercial real estate loans and real estate one-to-four family loans. At March 31, 2023, the Bank had FHLB advances totaling $123.8 million and no FRB borrowings. At March 31, 2022, the Bank did not have any FHLB advances or FRB borrowings.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the U.S.) provided certain standards related to credit-worthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 45% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2023, the Bank had an available credit capacity of $718.9 million, subject to sufficient collateral and stock investment.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $57.4 million, subject to pledged collateral, as of March 31, 2023. The following table sets forth certain information concerning the Company’s borrowings for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2023	2022	2021
Maximum amounts of FHLB advances outstanding at any month end	$123,754	$—	$30,000
Average FHLB advances outstanding	21,045	3	15,044
Weighted average rate on FHLB advances	4.88%	0.31%	0.31%
Maximum amounts of FRB borrowings outstanding at any month end	$—	$—	$—
Average FRB borrowings outstanding	13	3	—
Weighted average rate on FRB borrowings	4.62%	0.25%	—%

At March 31, 2023, the Company had three wholly-owned subsidiary grantor trusts totaling $26.9 million that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The common securities issued by the grantor trusts are held by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2023 and 2022 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information, see also Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Employees and Human Capital

As of March 31, 2023, the Company had 229 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

To facilitate talent attraction and retention, we strive to make the Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs. Approximately 65.8% of our workforce was female and 34.2% male, 58.0% of our management roles were held by females and 42.0% were held by males and our average tenure was seven years. The ethnicity of our workforce was 84.0% White, 5.4% Asian, 4.6% Hispanic or Latinx, 1.3% two or more races, 1.7% American Indian or Alaskan Native, 1.3% Native Hawaiian or Pacific Islander and 1.7% African American or Black. Benefit programs include quarterly or annual incentive opportunities, a Company sponsored Employee Stock Ownership Plan (“ESOP”), a Company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs including educational reimbursement opportunities.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. In support of our commitment, we have onsite gym facilities at our operations center to promote health and wellness. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. We continue to utilize a hybrid work model which is supported by technology that promotes flexibility to work remotely while also recognizing the benefits of in-person collaboration.

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

Subsidiary Activities

Riverview has one operating subsidiary, the Bank. The Bank has two wholly-owned subsidiaries, Riverview Services and the Trust Company.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $21,000 for the fiscal year ended March 31, 2023 and total assets of $1.3 million at March 31, 2023. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

The Trust Company is an asset management company providing trust, estate planning and investment management services. The Trust Company had net income of $860,000 for the fiscal year ended March 31, 2023 and total assets of $9.0 million at March 31, 2023. The Trust Company earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2023, total assets under management were $890.6 million. The Trust Company’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Information about our Executive Officers. The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Kevin J. Lycklama	45	President and Chief Executive Officer
David Lam	46	Executive Vice President and Chief Financial Officer
Daniel D. Cox	45	Executive Vice President and Chief Credit Officer
Tracie L. Jellison	54	Executive Vice President and Chief Retail Banking Officer
Steven P. Plambeck	63	Executive Vice President and Chief Lending Officer
Evan Sowers	45	President and Chief Executive Officer of Riverview Trust Company

(1)	At March 31, 2023

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

Daniel D. Cox is Executive Vice President and Chief Credit Officer of the Bank and is responsible for credit administration related to the Bank’s commercial, mortgage and consumer loan activities. Mr. Cox joined the Bank in August 2002 and spent five years as a commercial lender and progressed through the credit administration function, most recently serving as Senior Vice President of Credit Administration. He holds a Bachelor of Arts degree from Washington State University and was an Honor Roll graduate of the Pacific Coast Banking School. Mr. Cox is an active mentor in the local schools and was the Past Treasurer and Endowment Chair for the Washougal Schools Foundation and Past Board Member of Camas-Washougal Chamber of Commerce.

Tracie L. Jellison is Executive Vice President and Chief Retail Banking Officer of the Bank, a position she has held since June 2022.  Mrs. Jellison is responsible for the oversight of the bank’s retail branches.  Prior to June 2022, Mrs. Jellison served as Senior Vice President and Commercial Lending Team Leader of the Portland Commercial Lending Team.  Mrs. Jellison has spent her entire professional career working in banking and is passionate about delivering high level service to all clients. Mrs. Jellison attended The University of San Diego, studying music, and is a graduate of Flight Safety.

Steven P. Plambeck is Executive Vice President and Chief Lending Officer of the Bank, a position he has held since March 2018. Mr. Plambeck is responsible for all loan production including commercial, consumer, mortgage and builder/developer construction loans. Mr. Plambeck joined the Bank in January 2011 as Director of Medical Banking. For the past two years Mr. Plambeck served as Senior Vice President and Team Leader for the Portland Commercial Team. Mr. Plambeck holds a Bachelor of Science degree in Accounting from the University of Wyoming and is also a graduate of the Pacific Coast Banking School. Mr. Plambeck is a board member for the Providence St. Vincent Council of Trustees, Providence Heart and Vascular Institute and the Providence Brain and Spine Institute. Mr. Plambeck is also a member of the Medical and Dental Advisory Team.

Evan Sowers is President and Chief Executive Officer of the Trust Company, a wholly-owned subsidiary of the Bank. Mr. Sowers joined the Trust Company in 2022, after having spent twenty-two years working in trusts and investments. Mr. Sowers was managing director of private banking and wealth management and led the region for a large trust company in the Midwest. Mr. Sowers holds an MBA in Finance, Accounting and Investment Banking from Washington University and an undergraduate degree from the University of Missouri.

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

The WDFI and FDIC have extensive enforcement authority over all Washington state-chartered commercial banks, including the Bank. The Federal Reserve has the same type of authority over Riverview.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two- quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank has not elected to use the CBLR framework as of March 31, 2023.

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

In order to be considered well-capitalized under the prompt corrective action regulations described below, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%, and the Bank must not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of March 31, 2023, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. For a complete description of the Bank’s required and actual capital levels on March 31, 2023, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard for GAAP that is effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss (“CECL”) requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL may reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business – “Deposit Activities and Other Sources of Funds – Borrowings.” As a member, the Bank is required to purchase and maintain stock in the FHLB. At March 31, 2023, the Bank held $6.9 million in FHLB stock, which is comprised of $1.9 million of membership stock and $5.0 million of activity stock from borrowing activities. At March 31, 2023, the Bank is in compliance with FHLB stock requirements. During the fiscal year ended March 31, 2023, the Bank redeemed $102,000 of FHLB membership stock at par due to the decrease in the Bank’s consolidated assets at December 31, 2022 as compared to December 31, 2021.

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

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020.  In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act.  The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio.  Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028. Revised assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds two percent, absent further action by the FDIC Board. A significant increase in insurance premiums or a special assessment levied by the FDIC could likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what changes in insurance assessment rates may be made in the future. For the fiscal year ended March 31, 2023, the Bank’s FDIC deposit insurance premiums totaled $534,000.

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

Transactions with Affiliates. Riverview and the Bank are separate and distinct legal entities. The Bank is an affiliate of Riverview and any non-bank subsidiary of Riverview, federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of a bank’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of a bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to a bank as transactions with non-affiliates.

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

On May 5, 2022, the federal bank regulatory agencies overhauled the CRA and jointly issued a proposal to strengthen and modernize regulations implementing the CRA.  The proposed regulations included major changes from the current regulation and will be effective on the first day of the first calendar quarter that begins at least 60 days after the publication date of the final rules. The new rules as proposed are intended to, (1) provide expanded access to credit, investment, and basic banking services in low- and moderate-income communities, (2) address changes in the banking industry, including internet and mobile banking, (3) yield greater clarity, consistency, and transparency, (4) tailor CRA evaluations and data collection to bank size and type, and (5) maintain a unified approach amongst the regulating agencies.

Dividends. The amount of dividends payable by the Bank to Riverview depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. Under Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the WDFI. In addition, dividends may not be declared or paid if the Bank is in default in payment of any assessments due to the FDIC. Dividends on the Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the WDFI.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At March 31, 2023, the Bank was not required to maintain any reserve balances.

The Bank is authorized to borrow from the Federal Reserve Bank of San Francisco’s “discount window.” An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At March 31, 2023, the Bank had no outstanding borrowings from the Federal Reserve.

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

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which could substantially exceed the value of the collateral property.

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

Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, Washington State and other federal and state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm

Other Consumer Protection Laws and Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (“CFPB”) and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the FDIC with respect to its compliance with federal consumer financial protection laws and CFPB regulations.

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

Regulation and Supervision of Riverview Bancorp, Inc.

General. Riverview as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations of the Federal Reserve. Accordingly, Riverview is required to file semi-annual reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine Riverview, and any of its subsidiaries, and charge Riverview for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Riverview, as a public company, is also required to file certain reports and otherwise comply with the rules and regulations of the SEC. See “Federal Securities Laws” below.

The Bank Holding Company Act. Under the BHCA, Riverview is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary bank by having the ability to provide financial assistance to its subsidiary bank during periods of financial distress to the bank. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions required by the Dodd-Frank Act. Riverview and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between the Bank and affiliates are subject to numerous restrictions. With some exceptions, Riverview and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Riverview or by its affiliates.

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

Regulatory Capital Requirements.

As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. At the time of this change, Riverview was considered “well capitalized” as defined for a bank holding company with a total risk-based capital ratio of 10.0% or more and a Tier 1 risk-based capital ratio of 8.0% or more, and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level.

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses its view that a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Under Washington corporate law, Riverview generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities. The capital conservation buffer requirement may also limit or preclude dividends payable by the Company. For additional information, see Item 1.A. “Risk Factors – Risks Related to Regulatory and Compliance Matters – Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions” in this report.

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

Federal Securities Laws. Riverview’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A decline in the economies of the seven counties in which we operate, including the Portland, Oregon metropolitan area, which we consider to be our primary market area, could have a materially adverse effect on our business, financial condition, results of operations and prospects. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade. Changes in agreements or relationships between the U.S. and other countries may also affect these businesses.

A deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition, liquidity and results of operations:

●	loan delinquencies, problem assets and foreclosures may increase;
●	we may increase our allowance for loan losses;
●	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;
●	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●	the amount of our low-cost or non-interest bearing deposits may decrease.

Many of the loans in our portfolio are secured by real estate. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes and tornadoes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has risen sharply since the end of 2021 to levels not seen in more than 40 years. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

Risks Related to our Lending Activities

Our real estate construction loans are based upon estimates of costs and the value of the completed project, and as with land loans may be more difficult to liquidate, if necessary.

We make construction and land loans primarily to builders to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties, a portion of which are originated whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2023, real estate construction and land loans totaled $54.2 million, or 5.37% of our total loan portfolio, and was comprised of $18.2 million of speculative and presold construction loans, $6.4 million of land loans and $29.6 million of commercial/multi-family construction loans.

In general, construction and land lending involve additional risks when compared with other lending because of the inherent difficulty in estimating a property’s value both before and at completion of the project, as well as the estimated cost of the project and the time needed to sell the property at completion. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. Moreover, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor.

Increases in market rates of interest also may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.

Loans on land under development or raw land held for future construction, including lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to develop, sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. There were no non-performing real estate construction and land loans at March 31, 2023. A material increase in non-performing real estate construction and land loans could have a material adverse effect on our financial condition and results of operation.

Commercial and multi-family real estate lending involves higher risks than real estate one-to-four family and other consumer lending, which exposes us to increased lending risks.

While commercial and multi-family real estate lending is typically more profitable than real estate one-to-four family lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At March 31, 2023, we had $620.3 million of commercial and multi-family real estate loans, representing 61.49% of our total loan portfolio.

Commercial and multi-family real estate loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At March 31, 2023, $99.7 million, or 9.88% of our total loan portfolio, consisted of real estate one-to-four family loans and home equity loans. Our first-lien real estate one-to-four family loans are primarily made based on the repayment ability of the borrower and the collateral securing these loans. Home equity lines of credit generally entail greater risk than do real estate one-to-four family loans where we are in the first-lien position. For those home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default. Our foreclosure on these loans requires that the value of the property be sufficient to cover the repayment of the first mortgage loan, as well as the costs associated with foreclosure.

This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A downturn in the economy or the housing market in our market areas or a rapid increase in interest rates may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At March 31, 2023, commercial business loans totaled $232.9 million, or 23.08% of total loans. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. This collateral may consist of equipment, inventory, accounts receivable, or other business assets. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which, in turn, is often dependent in part upon general economic conditions and secondarily on the underlying collateral provided by the borrower.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio. Future additions to our allowance for loan losses, as well as charge-offs in excess of reserves, will reduce our earnings.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for loan losses through the provision for losses on loans which is charged against income. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may also require an increase in the allowance for loan losses. Additionally, pursuant to our growth strategy, management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.  Further, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination.

In addition, the FASB has adopted an accounting standard referred to as Current Expected Credit Loss, or CECL, which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which is expected to require us to adjust our allowance for loan losses and greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is applicable to us effective April 1, 2023. As of the adoption and day one measurement date of April 1, 2023, the Company expects to record a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet. Also, as required by CECL, the Company reviewed the held-to-maturity debt securities portfolio and determined the expected losses were immaterial. The magnitude of the change in the Company’s allowance for credit losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time, other management judgements, and continued refinement and validation of the model and methodologies. See also, Note 1 of the Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three- year period the day-one adverse effects of CECL on its regulatory capital.

Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, liquidity and capital.

Risks Related to Market and Interest Rate Changes

Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve has increased the target range for the federal funds rate by 475 basis points, including 50 basis points during the first quarter of 2023, to a range of 4.75% to 5.00% as of March 31, 2023. In May 2023, the FOMC increased the target range for the federal funds rate another 25 basis points to a range of 5.00% to 5.25%. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely continue to rise, which will positively impact our net interest income but may negatively impact the housing market by reducing refinancing activity, new home purchases and the U.S. economy. In addition, as previously discussed, inflationary pressures will increase our operational costs and could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.

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

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in our having a significant amount of these deposits which have a shorter duration than our assets. At March 31, 2023, we had $404.9 million in non-interest bearing demand deposits and $84.6 million in certificates of deposit that mature within one year. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the value of our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. At March 31, 2023, we recorded an $18.3 million accumulated other comprehensive loss, which is reflected as a reduction to stockholders’ equity.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the fiscal year ended March 31, 2023, we did not incur any other-than-temporary impairments on our securities portfolio.

Revenue from broker loan fees is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation which may adversely impact our financial condition and results of operations.

Our mortgage brokerage operations provide additional non-interest income. The Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies. The loans brokered to mortgage companies are closed in the name of, and funded by, the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. The prevailing interest rate environment has a strong influence on the loan volume and amount of fees generated from our mortgage brokerage activity. In general, during periods of rising interest rates, the volume of loans and the amount of brokered loan fees included in non-interest income generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of brokered loan fees generally increase as a result of the increased mortgage loan demand.

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

Risks Related to Regulatory, Legal and Compliance Matters

The continued focus on increasing our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these criteria, the Bank determined that it did not have a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 285% of total risk-based capital at March 31, 2023. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

The USA PATRIOT Act and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.

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

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

We cannot assure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a materially adverse effect on our financial condition and results of operations.

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

Risks Related to Accounting Matters

The Company’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment regarding the most appropriate manner to report the Company’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in the Company’s reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting estimates include, but are not limited to the allowance for loan losses, the valuation of investment securities, goodwill valuation and the calculation of income taxes, including tax provisions and realization of deferred tax assets; and the fair value of assets and liabilities. Because of the uncertainty of estimates involved in these matters, the Company may be required, among other things, to significantly increase the allowance for loan losses, sustain credit losses that are significantly higher than the reserve provided, and/or record a write-off of goodwill as a result of impairment.  For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in this Form 10-K.

We may experience future goodwill impairment, which could reduce our earnings.

We performed our annual goodwill impairment test as of October 31, 2022, and the test concluded that recorded goodwill was not impaired. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital. We performed a qualitative assessment of goodwill at March 31, 2023 and concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price.

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

We will be required to transition from the use of LIBOR in the future.

We have junior subordinated debentures indexed to LIBOR to calculate the interest rate. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR,  ended publication of the one-week and two-month U.S. Dollar (“USD”) LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors will end publication in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our agreements may result in incurring significant expenses in effecting the transition, may result in reduced loan balances if the substitute index or indices is not accepted and may result in disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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

Since June 2020, we opened three new branches in Clark County, Washington and may open additional branches in our market area in the future. The success of our branch expansion strategy is contingent upon numerous factors, such as our ability to secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new branches may not increase the volume of our loans and deposits as quickly or to the degree that we hope and opening new branches will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. Further, the projected timeline and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. We may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established.

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

If we fail to meet the expectations of our stakeholders with respect to our environmental, social and governance (“ESG”) practices, including those relating to sustainability, it may have an adverse effect on our reputation and results of operation.

Our reputation may also be negatively impacted by our diversity, equity and inclusion (“DEI”) efforts if they fall short of expectations. In addition, various private third-party organizations have developed ratings processes for evaluating companies on their approach to ESG and DEI matters. These ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders. Furthermore, increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Riverview is a separate legal entity from  its subsidiaries and does not have significant operations of its own. The long-term ability of Riverview to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to Riverview, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank’s earnings and capital, as well as various statutes and regulations. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock or make payments on our outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, and future prospects. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street. The Company’s operational center is also located in Vancouver, Washington (both offices are leased). At March 31, 2023, the Bank had ten offices located in Clark County, Washington (four of which are leased), two offices in Klickitat County, Washington and one office in Skamania County, Washington. The Bank also has two offices in Multnomah County, Oregon, one leased office in Washington County, Oregon and one office in Marion County, Oregon. In addition, at March 31, 2023, the Trust Company had one office as part of the executive offices leased and one leased office in Clackamas County, Oregon. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “RVSB.” At June 14, 2023, there were 554 stockholders of record and an estimated 2,999 holders in nominee or “street name” through various brokerage firms.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On November 17, 2022, the Company announced that its Board of Directors authorized a stock repurchase program (the “November 2022 repurchase program”). Under the November 2022 repurchase program, the Company was authorized to repurchase up to $2.5 million of the Company’s outstanding shares of common stock, in the open market or in privately negotiated transactions, over a period beginning on November 28, 2022 and continuing until the earlier of the completion of the authorized level of repurchases or May 28, 2023, depending upon market conditions. As of March 31, 2023, the Company had repurchased 285,172 shares, or $1.9 million, of the Company’s outstanding shares at an average price of $6.74 per share. Shares repurchased under the November 2022 repurchase program are retired as settled.

The actual timing, number and value of shares repurchased under the November 2022 repurchase program will depend on a number of factors, including constraints specified in any Rule 10b5-1 plan, price, general business and market conditions, and alternative investment opportunities. The share repurchase program does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued by our Board of Directors at any time.

The following table sets forth the Company’s repurchases of its outstanding common stock under the November 2022 repurchase program during the three months ended March 31, 2023:

			Total Dollar	Maximum Dollar Value
	Total	Average	Value Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
January 1, 2023				$2,418,939
January 1, 2023 - January 31, 2023	42,814	$7.33	$313,862	2,105,077
February 1, 2023 - February 28, 2023	105,791	7.31	773,668	1,331,409
March 1, 2023 - March 31, 2023	125,770	6.00	754,000	577,409
Total	274,375	$6.71	$1,841,530	$577,409

Equity Compensation Plan Information

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.

The Company has identified policies that due to the significant level of judgement, estimation and assumptions inherent in those policies are critical to an understanding of the Company’s consolidated financial statements. These policies include our accounting policies related to the methodology for the determination of the allowance for loan losses, the valuation of investment securities and goodwill valuations. The following is a discussion of the critical accounting estimates involved with those accounting policies.

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

The allowance for loan losses is maintained at a level sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio. The allowance for loan losses is comprised of a general component, a specific component and an unallocated component. The general component is based on historical loss experience applied to loan segments adjusted by qualitative factors. These qualitative factors include: lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; national and local economic trends and conditions; nature and volume of the portfolio and terms of loans; experience, ability, and depth of lending management and staff; volume and severity of past due, classified and non-accrual loans as well as other loan modifications; quality of the Company’s loan review system; existence and effect of any concentrations of credit and changes in the level of such concentrations; changes in the value of underlying collateral; and other external factors. The specific component relates to loans that been evaluated for impairment because all contractual amounts of principal and interest will not be paid as scheduled. Based on this impairment analysis, a specific reserve may be established. An unallocated portion is established for uncertainties that may not be identified in either the general or specific component of the allowance for loan losses. The allowance for loan losses is based upon factors and trends identified by us at the time financial statements are prepared. Although we use the best information available, future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond our control. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance for loan losses are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.

Valuation of Investment Securities.

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

Certain loans included in the loan portfolio were deemed impaired at March 31, 2023. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

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

The Company also completed a qualitative assessment of goodwill as of March 31, 2023 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Even though the Company determined that there was no goodwill impairment, a sustained decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts, significant adverse changes in the operating environment for the financial industry or an increase in the value of our assets without an increase in the value of the reporting unit may result in a future impairment charge.

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

Operating Strategy and Selected Financial Information

Fiscal year 2024 marks the 100th anniversary for Riverview Bank, which opened for business in 1923. Our primary business strategy is to provide comprehensive banking and related financial services within our primary market area. The Company’s goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular, commercial real estate and commercial business loans), increasing core deposit balances, managing problem assets, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and its core deposits by expanding its customer base throughout its primary market areas. While the Company historically emphasized residential real estate lending, since 1998 it has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2023, commercial and construction loans represented 89.9% of total loans. Commercial lending, including commercial real estate loans, typically involves more credit risk than residential lending, justifying higher interest margins and fees on loans which can increase the loan portfolio’s profitability. In addition, by emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through de novo branches, the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. In this regard, the Company recently opened three new branches located in Clark County, Washington, to complement its existing branch network.

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in our strong asset quality and credit metrics in fiscal year 2023. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $890.6 million and $1.3 billion at March 31, 2023 and March 31, 2022, respectively. The Company also offers a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including brokered deposits, FHLB advances and FRB borrowings. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits decreased $250.1 million at March 31, 2023 compared to March 31, 2022 due to deposit pricing pressures in our markets, resulting in the Company’s use of higher costing FHLB advances during fiscal 2023. Core branch deposits accounted for 97.5% of total deposits at March 31, 2023 compared to 96.8% at March 31, 2022.

Recruiting and Retaining Highly Competent Personnel with a Focus on Commercial Lending. The Company’s ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with its customers. The goal is to compete with other financial service providers by relying on the strength of the Company’s customer service and relationship banking approach. The Company believes that one of its strengths is that its employees are also shareholders through the Company’s ESOP and 401(k) plans.

Selected Financial Data: The following financial condition data as of March 31, 2023 and 2022 and operating data and key financial ratios for the fiscal years ended March 31, 2023, 2022, and 2021 have been derived from the Company’s audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with this  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included in this Form 10-K.

	At March 31,
	2023	2022

	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$1,589,712	$1,740,096
Loans receivable, net	993,547	975,885
Investment securities available for sale	211,499	165,782
Investment securities held to maturity	243,843	253,100
Cash and cash equivalents	22,044	241,424
Deposits	1,265,217	1,533,878
FHLB advances	123,754	—
Shareholders’ equity	155,239	157,249

	Year Ended March 31,
	2023	2022	2021

	(Dollars in thousands, except per share data)
OPERATING DATA:

Interest and dividend income	$55,666	$49,825	$48,344
Interest expense	4,060	2,200	3,427
Net interest income	51,606	47,625	44,917
Provision for (recapture of) loan losses	750	(4,625)	6,300
Net interest income after provision for (recapture of) loan losses	50,856	52,250	38,617
Other non-interest income	12,194	12,744	11,090
Non-interest expense	39,371	36,718	36,254
Income before income taxes	23,679	28,276	13,453
Provision for income taxes	5,610	6,456	2,981
Net income	$18,069	$21,820	$10,472

Earnings per share:
Basic	$0.84	$0.98	$0.47
Diluted	0.83	0.98	0.47
Dividends per share	0.240	0.215	0.200

	At or For the Years Ended March 31,
	2023	2022	2021
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	1.08%	1.31%	0.74%
Return on average equity	11.71	13.62	6.91
Dividend payout ratio (1)	28.92	21.94	42.55
Interest rate spread	3.12	2.95	3.27
Net interest margin	3.26	3.03	3.41
Non-interest expense to average assets	2.36	2.20	2.56
Efficiency ratio (2)	61.71	60.82	64.73
Average equity to average assets	9.25	9.58	10.71

Asset Quality Ratios:
Allowance for loan losses to total loans at end of period	1.52	1.47	2.03
Allowance for loan losses to nonperforming loans	826.62	65.72	3,358.67
Net charge-offs (recoveries) to average outstanding loans during the period	—	—	(0.03)

Ratio of nonperforming assets to total assets	0.12	1.27	0.04
Ratio of nonperforming loans to total loans	0.18	2.23	0.06

Capital Ratios:
Total capital to risk-weighted assets	16.94	16.38	17.35
Tier 1 capital to risk-weighted assets	15.69	15.12	16.09
Common equity tier 1 capital to risk-weighted assets	15.69	15.12	16.09
Leverage ratio	10.47	9.19	9.63

(1)	Dividends per share divided by diluted earnings per share.
(2)	Non-interest expense divided by the sum of net interest income and non-interest income.

Comparison of Financial Condition at March 31, 2023 and 2022

Cash and cash equivalents, including interest-earning accounts, totaled $22.0 million at March 31, 2023 compared to $241.4 million at March 31, 2022. The Company’s cash balances typically fluctuate based upon funding needs, deposit activity and investment securities purchases. Based on the Company’s asset/liability management program and liquidity objectives, the Company may deploy a portion of excess cash balances to purchase investment securities depending on the rate environment and other considerations. As a part of this strategy, the Company also invests a portion of its excess cash in short-term certificates of deposit held for investment, all of which are fully insured by the FDIC. Certificates of deposits held for investment totaled $249,000 at both March 31, 2023 and 2022.

Investment securities totaled $455.3 million and $418.9 million at March 31, 2023 and 2022, respectively. The increase was due to investment purchases, partially offset by normal pay downs, calls and maturities. During the fiscal years ended March 31, 2023 and 2022, purchases of investment securities totaled $81.8 million and $224.6 million, respectively. The Company primarily purchases a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At March 31, 2023, the Company determined that none of its investment securities required an OTTI charge. In the third quarter of  fiscal  2022,  the Company reassessed and transferred $85.8 million of U.S. government and agency securities from the available for sale classification to the held to maturity classification. The net unrealized after tax gain of $18,000 was deemed insignificant and the book balance of investment securities were transferred. No gains or losses were recognized at the time of the transfer. For additional information on the Company’s investment securities, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans receivable, net, totaled $993.5 million at March 31, 2023, compared to $975.9 million at March 31, 2022, an increase of $17.6 million. The increase was primarily attributed to increases in real estate construction loans of $23.6 million, commercial business loans of $4.8 million and real estate one-to-four family loans of $17.7 million. The increases in commercial business loans and real estate one-to-four family loans were attributable to the purchase of $28.7 million and $26.8 million of such loans, respectively. These increases were partially offset by decreases in commercial real estate, multi-family and land loans of $18.3 million, $4.4 million and $5.1 million, respectively, since March 31, 2022. In addition, these increases were offset by a decrease in SBA PPP loans related to forgiveness repayments. At March 31, 2023, SBA PPP loans, net of deferred fees which are included in the commercial business loan category were insignificant compared to $3.1 million at March 31, 2022.

The Company no longer originates real estate one-to-four family loans and will from time to time purchase these loans consistent with its asset/liability objectives. Additionally, the Company will purchase commercial business loans to supplement loan originations and diversify the commercial loan portfolio. These loans were originated by a third-party located outside of the Company’s primary market area and totaled $26.2 million and $14.7 million at March 31, 2023 and 2022, respectively. The Company also purchases the guaranteed portion of SBA loans as a way to supplement loan originations, to further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside of the Company’s primary market area and are purchased with servicing retained by the seller.  At March 31, 2023, the Company’s purchased SBA loan portfolio was $55.5 million compared to $59.4 million at March 31, 2022.

Goodwill was $27.1 million at both March 31, 2023 and 2022. For additional information on our goodwill impairment testing, see “Goodwill Valuation” included in this Item 7.

Prepaid expenses and other assets increased $3.6 million to $16.0 million at March 31, 2023 compared to $12.4 million at March 31, 2022. The increase was primarily due to a computer software contract for a new loan origination system that was executed in the fourth quarter of fiscal year 2023.

Deposits decreased $268.7 million to $1.3 billion at March 31, 2023 compared to $1.5 billion at March 31, 2022 due to increased competition, pricing and an overall decrease in market liquidity. The decrease in deposits was attributable to reductions in non-interest-bearing accounts of $89.9 million, regular savings accounts of $84.9 million, money market accounts of $78.0 million and interest checking of $33.3 million. These decreases were partially offset by an increase of $17.5 million in certificates of deposit.  The Company had no wholesale-brokered deposits at March 31, 2023 and 2022. Core branch deposits accounted for 97.5% of total deposits at March 31, 2023 compared to 96.8% at March 31, 2022. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

FHLB advances increased to $123.8 million at March 31, 2023 and were comprised of overnight advances and a short-term borrowing of $73.8 million and $50.0 million, respectively. There were no outstanding FHLB advances at March 31, 2022. These FHLB advances were utilized to offset the decrease in deposit balances.

Shareholders’ equity decreased $2.0 million to $155.2 million at March 31, 2023 from $157.2 million at March 31, 2022. The decrease was mainly attributable to the increase in the accumulated other comprehensive loss related to the change in unrealized holding losses on securities available for sale, net of tax, of $8.4 million, the repurchase of 975,666 shares of common stock totaling $6.7 million, and the payment of cash dividends totaling $5.2 million. These decreases were partially offset by net income of $18.1 million.

Comparison of Operating Results for the Years Ended March 31, 2023 and 2022

Net Income. Net income was $18.1 million, or $0.83 per diluted share, for the fiscal year ended March 31, 2023, compared to $21.8 million, or $0.98 per diluted share, for the fiscal year ended March 31, 2022. The Company’s net income decreased primarily as a result of a provision for loan losses of $750,000 for the fiscal year ended March 31, 2023 compared to a $4.6 million recapture of loan losses for the fiscal year ended March 31, 2022. Non-interest expense increased to $39.4 million for the fiscal year ended March 31, 2023, compared to $36.7 million for the prior fiscal year as the Company recognized a $1.0 million gain on sale of premises and equipment during the fiscal year ended March 31, 2022, that was not present during the fiscal year ended March 31, 2023, as well as year over year increases in salary and employee benefits, occupancy and depreciation, and advertising and marketing expense. In addition, non-interest income decreased $550,000 as a result of a decrease in fees and service charges and a $500,000 BOLI death benefit received during the fiscal year ended March 31, 2022 that was not present during the fiscal year ended March 31, 2023, partially offset by an increase in asset management fees.

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

Net interest income for fiscal year 2023 increased $4.0 million, or 8.4%, to $51.6 million compared to $47.6 million in fiscal year 2022. The net interest margin for the fiscal year ended March 31, 2023 was 3.26% compared to 3.03% for the prior fiscal year. The increase in the net interest margin was primarily attributable to both the higher average balance and yield on investment securities compared to the legacy investment securities portfolios and an increase in the average yield on interest-bearing deposits in other banks balances between the periods reflecting the lagging benefit of variable rate interest-earning assets beginning to reprice higher following recent increases in market interest rates.

Interest and Dividend Income. Interest and dividend income increased $5.8 million to $55.7 million for the fiscal year ended March 31, 2023 from $49.8 million for the fiscal year ended March 31, 2022. The increase was primarily related to the increase in interest income on the investment securities portfolio due to the overall increase in average balance of and yield on investment securities. Interest income on investment securities increased $3.8 million to $9.0 million at March 31, 2023 compared to $5.2 million at March 31, 2022. This increase was also attributable to the increase of $665,000 on interest and fees earned on loans receivable for the fiscal year ended March 31, 2023 compared to the prior fiscal year due to the increase in the average balance of average net loans. The impact of the increase in the average net loans was offset by the decrease in the average yield on net loans by 28 basis points to 4.44% for the fiscal year ended March 31, 2023, predominantly from higher deferred SBA PPP loan fees recognized from SBA PPP loans that were forgiven. SBA PPP loans had a favorable impact on our loan yields when SBA PPP loans are forgiven and the remaining deferred fees are recognized which increase the average net loan yield for fiscal year ended March 31, 2022 that were not present for the fiscal year-ended March 31, 2023. Interest and dividend income included $102,000 and $3.0 million of interest and fees related to SBA PPP loans for the fiscal years ended March 31, 2023 and 2022, respectively.  The average balance of overnight cash balances positively impacted interest and dividend income due to the average yield on interest-bearing deposits at other banks which increased 161 basis points for fiscal year 2023 to 1.76% compared to 0.15% for fiscal year 2022.

Interest Expense. Interest expense for the fiscal year ended March 31, 2023 totaled $4.1 million, a $1.9 million or 84.5% increase from $2.2 million for the fiscal year ended March 31, 2022. The increase was primarily the result of an 18 basis point increase in the weighted average interest rate on interest-bearing liabilities and a $21.0 million increase in the average balance of FHLB advances for the fiscal year ended March 31, 2023 compared to the prior fiscal year. The weighted average interest rate on interest-bearing deposits increased to 0.16% for the fiscal year ended March 31, 2023 from 0.14% for the prior fiscal year. The average balance of interest-bearing deposits decreased $21.7 million to $965.7 million for the fiscal year ended March 31, 2023 compared to $987.5 million for the fiscal year ended March 31, 2022. Although the weighted average interest rate increased on interest-bearing deposits due to the overall increase in the interest rate environment, this increase was partially offset by the decrease in the average balance of interest-bearing deposits.

Interest expense on borrowings increased $1.8 million for the fiscal year ended March 31, 2023 compared to the prior fiscal year due to an increase in the average balance of FHLB advances. The average balance of FHLB advances increased to $21.0 million for fiscal year ended March 31, 2023 compared to $3,000 for the same period in the prior year. The weighted average interest rate on FHLB advances increased to 4.88% for the fiscal year ended March 31, 2023 compared to 0.31% for the prior fiscal year. The weighted average interest rate on the junior subordinated debentures increased 281 basis points to 5.09% for the fiscal year ended March 31, 2023 compared to 2.28% for the prior fiscal year.

Provision for Loan Losses. The Company recorded a provision for loan losses of $750,000 and a recapture of loan losses of $4.6 million for the fiscal years ended March 31, 2023 and 2022, respectively. The provision for loan losses for the fiscal year 2023 was due to an isolated loan downgrade that affected the allowance for loan losses. The recapture of loan losses for fiscal year 2022 was primarily due to the improving economic conditions associated with the COVID-19 pandemic since March 31, 2021. Any future decline in national and local economic conditions could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

At March 31, 2023, the Company had an allowance for loan losses of $15.3 million, or 1.52% of total loans, compared to $14.5 million, or 1.47% of total loans at March 31, 2022. Net recoveries were $36,000 for the fiscal year ended March 31, 2023 compared to net charge-offs of $30,000 for the fiscal year ended March 31, 2022. Net recoveries and net charge-offs to average net loans were insignificant for the years ended March 31, 2023 and 2022, respectively.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2023, the Company had identified $629,000 of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the estimated fair value of the collateral. Of those impaired loans, $534,000 have no specific valuation allowance as their estimated net collateral value is equal to or exceeds the carrying amount of the loan, which in some cases is the result of previous loan charge-offs. The remaining impaired loan of $95,000 has a specific valuation allowance of $6,000. Charge-offs on these impaired loans totaled $85,000 from their original loan balances. Based on a comprehensive analysis, management deemed the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2023. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income. Non-interest income decreased $550,000 to $12.2 million for the fiscal year ended March 31, 2023 from $12.7 million for fiscal year 2022. The decrease is primarily due to a decrease in fees and service charges related to a decrease in brokered loan fees of $723,000.  These decreases are partially offset by an increase in asset management fees of $627,000 due to an increase in custody fees of $930,000 and trust tax preparation fees of $76,000 partially offset by a decrease in irrevocable trust fees of $342,000 and agency fees of $126,000 during the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. Additionally, non-interest income also included a BOLI death benefit on a former employee of $500,000 during the fiscal year ended March 31, 2022 that was not present for the fiscal year ended March 31, 2023.

Non-Interest Expense. Non-interest expense increased $2.7 million to $39.4 million for the year ended March 31, 2023 from $36.7 million for fiscal year 2022. The increase was primarily due to an increase in salaries and employee benefits of $347,000 for the fiscal year ended March 31, 2023 compared to the prior year and was mainly due to wage pressures, and the competitive landscape for attracting and retaining employees in the Company’s primary market. Additionally, occupancy and depreciation expense for the fiscal year ended March 31, 2023 increased mainly due to an increase in rent expense, depreciation expense and repair and maintenance expense as the Company continues to update and modernize certain branch locations. In addition, the increase in non-interest expense is due to the recognition of a $1.0 million gain on sale of premises and equipment related to a former branch building during the fiscal year ended March 31, 2022, that was not present in the current fiscal year. Advertising and marketing expense increased $309,000 due to additional sponsorships and events as our local economy began to reopen when compared to the prior fiscal year. FDIC insurance premium expense increased $95,000 compared to the prior fiscal year primarily due to the increased FDIC assessment rate. These increases were partially offset by a decrease in data processing expense of $218,000 for fiscal year 2023 compared to the prior year due to a decreased cost associated with our core banking platform.

Income Taxes. The provision for income taxes was $5.6 million and $6.5 million for the fiscal years ended March 31, 2023 and 2022, respectively. The decrease in the provision for income taxes was due to lower pre-tax income for the fiscal year ended March 31, 2023 compared to the same period in the prior year. The effective tax rate was 23.7% for the fiscal year ended March 31, 2023 compared to 22.8% for the fiscal year ended March 31, 2022. The effective tax rate may be affected by the effects of apportioned income for state and local jurisdictions where we do business. The Company’s effective tax rate for the fiscal year ended March 31, 2022 was lower than its historical effective tax rate due to a non-taxable BOLI death benefit of $500,000 that was not present for the fiscal year ended March 31, 2023. At March 31, 2023, the Company had a deferred tax asset of $10.3 million. As of March 31, 2023, management deemed that a deferred tax asset valuation allowance related to the Company’s deferred tax asset was not necessary. See Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of the Company’s income taxes.

Average Balance Sheet. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using daily average balances during such period. Non-accruing loans were included in the average loan amounts outstanding. Loan fees, net, of $2.4 million, $5.5 million and $4.5 million were included in interest income for the years ended March 31, 2023, 2022 and 2021, respectively.

	Years Ended March 31,
	2023			2022			2021
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$760,821	$34,694	4.56%	$696,700	$33,280	4.78%	$681,999	$33,989	4.98%
Non-mortgage loans	246,224	10,050	4.08	238,042	10,799	4.54	284,071	11,509	4.05
Total net loans (1)	1,007,045	44,744	4.44	934,742	44,079	4.72	966,070	45,498	4.71

Investment securities (2)	472,396	9,129	1.93	345,869	5,314	1.54	156,723	2,592	1.65
Interest-bearing deposits in other banks	100,694	1,773	1.76	291,897	439	0.15	194,456	198	0.10
Other earning assets	3,696	103	2.79	2,560	69	2.70	2,860	97	3.39
Total interest-earning assets	1,583,831	55,749	3.52	1,575,068	49,901	3.17	1,320,109	48,385	3.67

Non-interest-earning assets:
Office properties and equipment, net	19,621			18,933			18,469
Other non-interest-earning assets	63,511			77,135			77,775
Total assets	$1,666,963			$1,671,136			$1,416,353

Interest-bearing liabilities:
Savings accounts	$308,840	$219	0.07%	$318,885	$247	0.08%	$257,285	$418	0.16%
Interest checking accounts	286,627	89	0.03	279,053	87	0.03	225,579	85	0.04
Money market accounts	266,795	415	0.16	272,161	150	0.06	204,931	153	0.07
Certificates of deposit	103,484	779	0.75	117,391	940	0.80	129,928	1,888	1.45
Total interest-bearing deposits	965,746	1,502	0.16	987,490	1,424	0.14	817,723	2,544	0.31

Junior subordinated debentures	26,873	1,368	5.09	26,789	611	2.28	26,703	667	2.50
FHLB advances	21,046	1,027	4.88	3	—	0.31	15,044	47	0.31
Other interest-bearing liabilities	2,271	163	7.18	2,310	165	7.14	2,350	169	7.19
Total interest-bearing liabilities	1,015,936	4,060	0.40	1,016,592	2,200	0.22	861,820	3,427	0.40

Non-interest-bearing liabilities:
Non-interest-bearing deposits	480,029			476,203			387,579
Other liabilities	16,757			18,186			15,304
Total liabilities	1,512,722			1,510,981			1,264,703
Shareholders’ equity	154,241			160,155			151,650
Total liabilities and shareholders’ equity	$1,666,963			$1,671,136			$1,416,353
Net interest income		$51,689			$47,701			$44,958
Interest rate spread			3.12%			2.95%			3.27%
Net interest margin			3.26%			3.03%			3.41%
Ratio of average interest-earning assets to average interest-bearing liabilities			155.90%			154.94%			153.18%
Tax-Equivalent Adjustment (3)		$83			$76			$41

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income calculated based on a combined federal and state tax rate of 24% for all three years.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022, and the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume). Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands). The changes noted in the table below include tax equivalent adjustments, and as a result, will not agree to the amounts reflected on the Company’s consolidated statements of income for the categories that have been adjusted to reflect tax equivalent income.

	Year Ended March 31,
	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total
			Increase			Total
	Volume	Rate	(Decrease)	Volume	Rate	Increase
Interest Income:
Mortgage loans	$2,986	$(1,572)	$1,414	$705	$(1,414)	$(709)
Non-mortgage loans	365	(1,114)	(749)	(2,000)	1,290	(710)
Investment securities (1)	2,255	1,560	3,815	2,906	(184)	2,722
Interest-bearing deposits in other banks	(464)	1,798	1,334	121	121	242
Other earning assets	32	2	34	(9)	(20)	(29)
Total interest income	5,174	674	5,848	1,723	(207)	1,516

Interest Expense:
Regular savings accounts	(6)	(22)	(28)	78	(249)	(171)
Interest checking accounts	2	—	2	23	(21)	2
Money market accounts	(3)	268	265	26	(29)	(3)
Certificates of deposit	(105)	(56)	(161)	(168)	(780)	(948)
Junior subordinated debentures	2	755	757	2	(58)	(56)
FHLB advances	1,027	—	1,027	(47)	—	(47)
Other interest-bearing liabilities	(3)	1	(2)	(3)	(1)	(4)
Total interest expense	914	946	1,860	(89)	(1,138)	(1,227)
Net interest income	$4,260	$(272)	$3,988	$1,812	$931	$2,743

(1)	Interest on municipal securities is presented on a fully tax-equivalent basis.

Asset and Liability Management

The Company’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the difference between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities. Interest rate sensitivity increases by originating and purchasing portfolio loans with interest rates subject to periodic adjustment to market conditions and fixed rate loans with shorter terms to maturity. The Company relies on retail deposits as its primary source of funds, but also has access to FHLB advances, FRB borrowings, and other wholesale facilities, as needed. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to ten years.

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve: the origination of adjustable rate loans; increasing commercial loans, consumer loans that are adjustable rate and other short-term loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than real estate one-to-four family loans; matching asset and liability maturities; and investing in short-term securities. The strategy for liabilities has been to shorten the maturities for both deposits and borrowings.

The longer-term objective is to increase the proportion of non-interest-bearing demand deposits, low interest- bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce our overall cost of funds.

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than real estate one-to-four family loans, and accordingly reduce the Company’s exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $403.6 million or 40.00% of total loans at March 31, 2023 as compared to $438.1 million or 44.23% at March 31, 2022. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers’ preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed-rate loans. See Item 1. “Business - Lending Activities – Real Estate Construction “ and “- Lending Activities - Consumer Lending.”

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2023, the combined investment portfolio carried at $455.3 million had an average life of 6.1 years. Adjustable rate mortgage-backed securities totaled $3.7 million at March 31, 2023 compared to $5.5 million at March 31, 2022. See Item 1. “Business – Investment Activities” for additional information.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the fiscal year ended March 31, 2023, the Bank used its sources of funds primarily to fund loan commitments and investment purchases. At March 31, 2023, cash and cash equivalents, certificates of deposit held for investment and available for sale investment securities totaled $233.8 million, or 14.7% of total assets. Management believes that the Company’s security portfolio is of high quality and its securities would therefore be marketable. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At March 31, 2023, the Bank had no advances from the FRB and maintains a credit facility with the FRB with available borrowing capacity of $57.4 million, subject to sufficient collateral. At March 31, 2023, FHLB advances totaled $123.8 million and the Bank had an available borrowing capacity of $315.4 million, subject to sufficient collateral and stock investment. At March 31, 2023, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

The Bank Term Funding Program (BTFP) was created by the Federal Reserve to support and make additional funding available to eligible depository institutions to help banks meet the needs of their depositors. Riverview has registered and is eligible to utilize the BTFP. Riverview does not intend to utilize the BTFP, but could do so should the need arise.

During the fiscal year ended March 31, 2023, deposits decreased $268.7 million. During the fiscal year ended March 31, 2022, deposits increased $187.8 million. An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2023 and 2022, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for a depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $22.8 million, or 1.8% of total deposits, and $66.3 million, or 4.3% of total deposits, at March 31, 2023 and 2022, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $702.5 million, or 44.2% of total assets at March 31, 2023.

At March 31, 2023, the Company had total commitments of $144.4 million, which includes commitments to extend credit of $12.5 million, unused lines of credit totaling $93.7 million, undisbursed construction loans totaling $36.6 million, and standby letters of credit totaling $1.6 million. For additional information regarding future financial commitments, see Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2023 totaled $84.6 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $37.0 million at March 31, 2023.

The Company incurs capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during fiscal 2024 we expect cash expenditures of approximately $3.7 million for capital investment in premises and equipment.

Riverview, as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.06 per share, as approved by the Board of Directors, which management believes is a dividend rate per share which enables the Company to balance our multiple objectives of managing and investing in the Bank,  and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during fiscal year 2024 at this rate of $0.06 per share, average total dividends paid each quarter would be approximately $1.3 million based on the number of the Company’s outstanding shares at March 31, 2023. At March 31, 2023, Riverview had $5.5 million in cash to meet its liquidity needs.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At March 31, 2023, Riverview and the Bank were in compliance with all applicable capital requirements.  For additional information, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and Item 1. Business – Regulation and Supervision of the Bank.

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

The following table shows the approximate percentage change in net interest income as of March 31, 2023 over a 12 and 24-month period under several instantaneous changes in interest rate scenarios:

	Percent change in net	Percent change in net
	interest income (12	interest income (24
Change in interest rates	months)	months)

Up 300 basis points	(13.0)%	(3.2)%
Up 200 basis points	(9.1)%	(0.9)%
Up 100 basis points	(4.2)%	4.0%
Base case	—	7.2%
Down 100 basis points	0.4%	5.7%
Down 200 basis points	(0.1)%	2.3%
Down 300 basis points	(1.6)%	(2.8)%

In general, interest-earning assets reprice faster than interest-bearing liabilities in a given period. However, due to a number of loans in our loan portfolio with fixed interest rates, our net interest income will be negatively impacted in a rising interest rate environment. In a rising interest rate environment, net interest income will decrease in year one as set forth in the table above as our interest-bearing liabilities are expected to continue to increase faster than interest-earning assets. In a falling interest rate environment, our net interest income will be positively impacted in the first 100 basis point movement as our interest-bearing liabilities decrease faster in relation to our interest-earning assets. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

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

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for the Years Ended March 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary (collectively, “the Company”) as of March 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America (U.S.).

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

Allowance for Loan Losses

Critical Audit Matter Description

As described in Notes 1 and 5 to the financial statements, the Company’s allowance for loan losses (ALL) is a valuation account that reflects the estimated loan losses based on known and inherent risks in the loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was approximately $15,309,000 as of March 31, 2023, which consists of specific and general components in the amounts of $6,000 and $15,303,000 million, respectively.

The specific component relates to loans that are classified as impaired. The Company measures impairment and the related asset-specific allowance for impaired loans based on the difference between the recorded investment of the loan and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. If the loan is collateral dependent, the Company measures impairment based upon the fair value of the underlying collateral, which the Company determines based on the current fair value of the collateral less estimated selling costs. Loans are identified as collateral dependent if the Company believes that collateral is the sole source of repayment.

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

Lake Oswego, Oregon

June 14, 2023

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND 2022

(In thousands, except share and per share data)	2023	2022
ASSETS
Cash and cash equivalents (including interest-earning accounts of $10,397 and $224,589)	$22,044	$241,424
Certificates of deposit held for investment	249	249
Investment securities:
Available for sale, at estimated fair value	211,499	165,782
Held to maturity, at amortized cost (estimated fair value of $210,214 and $236,029)	243,843	253,100
Loans receivable (net of allowance for loan losses of $15,309 and $14,523)	993,547	975,885
Prepaid expenses and other assets	15,950	12,396
Accrued interest receivable	4,790	4,650
Federal Home Loan Bank (“FHLB”) stock , at cost	6,867	2,019
Premises and equipment, net	20,119	17,166
Financing lease right-of-use ("ROU") assets	1,278	1,355
Deferred income taxes, net	10,286	7,501
Mortgage servicing rights, net	—	34
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	379	495
Bank owned life insurance ("BOLI")	31,785	30,964
TOTAL ASSETS	$1,589,712	$1,740,096

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,265,217	$1,533,878
Accrued expenses and other liabilities	15,730	19,298
Advance payments by borrowers for taxes and insurance	625	555
FHLB advances	123,754	—
Junior subordinated debentures	26,918	26,833
Finance lease liability	2,229	2,283
Total liabilities	1,434,473	1,582,847

COMMITMENTS AND CONTINGENCIES (See Note 17)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
March 31, 2023 – 21,221,960 shares issued and outstanding	212	221
March 31, 2022 – 22,155,636 shares issued and 22,127,396 outstanding
Additional paid-in capital	55,511	62,048
Retained earnings	117,826	104,931
Accumulated other comprehensive loss	(18,310)	(9,951)
Total shareholders' equity	155,239	157,249
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,589,712	$1,740,096

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 2023, 2022 AND 2021

(In thousands, except share and per share data)	2023	2022	2021
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$44,744	$44,079	$45,498
Interest on investment securities – taxable	8,784	5,001	2,422
Interest on investment securities – nontaxable	262	237	129
Other interest and dividends	1,876	508	295
Total interest and dividend income	55,666	49,825	48,344

INTEREST EXPENSE:
Interest on deposits	1,502	1,424	2,544
Interest on borrowings	2,558	776	883
Total interest expense	4,060	2,200	3,427
Net interest income	51,606	47,625	44,917
Provision for (recapture of) loan losses	750	(4,625)	6,300
Net interest income after provision for (recapture of) loan losses	50,856	52,250	38,617

NON-INTEREST INCOME:
Fees and service charges	6,362	7,109	6,382
Asset management fees	4,734	4,107	3,646
BOLI	821	800	813
BOLI death benefit in excess of cash surrender value	—	500	—
Other, net	277	228	249
Total non-interest income, net	12,194	12,744	11,090

NON-INTEREST EXPENSE:
Salaries and employee benefits	23,982	23,635	22,570
Occupancy and depreciation	6,171	5,624	5,780
Data processing	2,722	2,940	2,662
Amortization of CDI	116	124	140
Advertising and marketing	923	614	466
FDIC insurance premium	534	439	319
State and local taxes	896	812	794
Telecommunications	204	197	295
Professional fees	1,201	1,235	1,231
(Gain) loss on sale of premises and equipment, net	—	(993)	14
Other	2,622	2,091	1,983
Total non-interest expense	39,371	36,718	36,254

INCOME BEFORE INCOME TAXES	23,679	28,276	13,453
PROVISION FOR INCOME TAXES	5,610	6,456	2,981
NET INCOME	$18,069	$21,820	$10,472

Earnings per common share:
Basic	$0.84	$0.98	$0.47
Diluted	0.83	0.98	0.47
Weighted average number of common shares outstanding:
Basic	21,637,526	22,213,029	22,296,195
Diluted	21,646,101	22,224,947	22,312,831

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2023, 2022 AND 2021

(In thousands)	2023	2022	2021

Net income	$18,069	$21,820	$10,472

Other comprehensive loss:
Net unrealized holding losses from available for sale investment securities arising during the period, net of tax of $2,641, $3,091, and $713, respectively	(8,359)	(9,791)	(2,259)
Total comprehensive income, net	$9,710	$12,029	$8,213

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2023, 2022 AND 2021

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance April 1, 2020	22,544,285	$225	$64,649	$81,870	$2,099	$148,843

Net income	—	—	—	10,472	—	10,472
Cash dividend on common stock ($0.20 per share)	—	—	—	(4,461)	—	(4,461)
Exercise of stock options	20,000	1	49	—	—	50
Common stock repurchased	(295,900)	(3)	(1,444)	—	—	(1,447)
Restricted stock grants	90,763	—	—	—	—	—
Restricted stock cancelled	(7,913)	—	—	—	—	—
Stock-based compensation expense	—	—	396	—	—	396
Other comprehensive loss, net	—	—	—	—	(2,259)	(2,259)
Balance March 31, 2021	22,351,235	223	63,650	87,881	(160)	151,594

Net income	—	—	—	21,820	—	21,820
Cash dividend on common stock ($0.215 per share)	—	—	—	(4,769)	—	(4,769)
Exercise of stock options	6,000	—	17	(1)	—	16
Common stock repurchased	(278,148)	(2)	(1,938)	—	—	(1,940)
Restricted stock grants	69,285	—	—	—	—	—
Restricted stock cancelled	(20,976)	—	—	—	—	—
Stock-based compensation expense	—	—	319	—	—	319
Other comprehensive loss, net	—	—	—	—	(9,791)	(9,791)
Balance March 31, 2022	22,127,396	221	62,048	104,931	(9,951)	157,249

Net income	—	—	—	18,069	—	18,069
Cash dividend on common stock ($0.24 per share)	—	—	—	(5,174)	—	(5,174)
Exercise of stock options	1,511	—	4	—	—	4
Common stock repurchased	(975,666)	(9)	(6,697)	—	—	(6,706)
Restricted stock grants and forfeited, net	68,719	—	—	—	—	—
Stock-based compensation expense	—	—	390	—	—	390
Purchase of subsidiary shares from non-controlling interest	—	—	(234)	—	—	(234)
Other comprehensive loss, net	—	—	—	—	(8,359)	(8,359)
Balance March 31, 2023	21,221,960	$212	$55,511	$117,826	$(18,310)	$155,239

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023, 2022 AND 2021

(In thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,069	$21,820	$10,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,693	3,521	3,212
Purchased loans amortization (accretion), net	27	(11)	274
Provision for (recapture of) loan losses	750	(4,625)	6,300
Provision (benefit) for deferred income taxes	(144)	1,010	(1,429)
Stock-based compensation expense	390	319	396
Increase (decrease) in deferred loan origination fees, net of amortization	(92)	(2,125)	2,477
Origination of loans held for sale	—	—	(913)
Proceeds from sales of loans held for sale	—	—	1,214
Net gains on loans held for sale and sales of premises and equipment	—	(993)	(14)
Income from BOLI	(821)	(800)	(813)
BOLI death benefit in excess of cash surrender value	—	(500)	—
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(3,604)	1,336	391
Accrued interest receivable	(140)	586	(1,532)
Accrued expenses and other liabilities	(3,553)	(3,075)	4,132
Net cash provided by operating activities	13,575	16,463	24,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	32,755	40,833	(30,379)
Purchases of loans receivable	(51,102)	(85,900)	(3,844)
Principal repayments on investment securities available for sale	14,422	37,157	43,824
Purchases of investment securities available for sale	(73,303)	(86,621)	(120,371)
Proceeds from calls of investment securities available for sale	2,010	—	4,000
Principal repayments on investment securities held to maturity	17,218	9,627	248
Purchases of investment securities held to maturity	(8,496)	(137,936)	(39,871)
Purchases of premises and equipment and capitalized software	(4,964)	(3,254)	(3,552)
Purchase of FHLB stock, net	(4,848)	(297)	(302)
Proceeds from death benefit on BOLI	—	1,305	—
Proceeds from sales of real estate owned ("REO") and premises and equipment	63	3,427	—
Net cash used in investing activities	(76,245)	(221,659)	(150,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(268,661)	187,818	355,617
Dividends paid	(5,117)	(4,670)	(4,478)
Proceeds from borrowings	199,779	2,000	31,000
Repayment of borrowings	(76,025)	(2,000)	(31,000)
Net increase in advance payments by borrowers for taxes and insurance	70	34	(182)
Principal payments on finance lease liability	(54)	(46)	(40)
Proceeds from exercise of stock options	4	16	50
Repurchase of common stock	(6,706)	(1,940)	(1,447)
Net cash (used in) provided by financing activities	(156,710)	181,212	349,520

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(219,380)	(23,984)	223,440
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	241,424	265,408	41,968
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,044	$241,424	$265,408

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,742	$1,947	$3,255
Income taxes	6,239	5,410	4,738

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,274	$1,217	$1,118
Net unrealized holding losses from available for sale investment securities	(11,000)	(12,882)	(2,972)
Income tax effect related to other comprehensive income	2,641	3,091	713
ROU lease assets obtained in exchange for operating lease liabilities	—	441	6,148

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2023, 2022 and 2021

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Bank (the “Bank”); the Bank’s wholly-owned subsidiaries, Riverview Services, Inc. and Riverview Trust Company (the “Trust Company”) (collectively referred to as the “Company”). As a Washington state-chartered commercial bank, the Bank’s regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Board of Governors of the Federal Reserve System (“Federal Reserve”) is the primary federal regulator for Riverview Bancorp, Inc. All inter-company transactions and balances have been eliminated in consolidation.

For the period from April 1, 2017 through December 2019, the Trust Company was a wholly-owned subsidiary of the Bank. In December 2019, the Trust Company issued 1,500 shares of Trust Company stock in conjunction with the exercise of 1,500 Trust Company stock options by the Trust Company’s President and Chief Executive Officer. In both October 2020 and May 2021, the Trust Company issued an additional 500 shares of Trust Company stock upon the exercise of options for 500 shares of Trust Company common stock by the Trust Company’s President and Chief Executive Officer. In August 2022, the Trust Company repurchased all the outstanding shares held by its noncontrolling interest owner. Upon repurchase, these shares were retired. This transaction resulted in the Bank’s ownership increasing from 97.3% to 100%. The book value of the noncontrolling interest was $234,000 prior to the share repurchase. These amounts were insignificant and are not presented separately in the accompanying consolidated financial statements.

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

Use of Estimates in the Preparation of Consolidated Financial Statements – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of investment securities, and the valuation of goodwill for potential impairment.

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

Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days or more delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

Acquired Loans – Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (“PCI”) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company’s estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an allowance for loan losses. The Company had no PCI loans as of March 31, 2023 and 2022.

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

REO – REO consists of properties acquired through foreclosure and is initially recorded at the estimated fair value of the properties, less estimated costs of disposal. At the time of foreclosure, specific charge-offs are taken against the allowance for loan losses based upon a detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Subsequently, the Company performs an evaluation of the properties and records a valuation allowance with an offsetting charge to REO expenses for any declines in value. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. The amounts the Company will ultimately recover and record in the accompanying consolidated financial statements from the disposition of REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for the sale of the property. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed. The Company held no REO at March 31, 2023 and 2022. At March 31, 2023, there were no mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process.

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain a minimum investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances. The Company’s investment in FHLB stock is carried at cost, which approximates fair value. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption value is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company evaluated its investment in FHLB stock for OTTI, consistent with its accounting policy. Based on the Company’s evaluation, the Company determined there is not any OTTI on its FHLB stock at March 31, 2023.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the estimated term of the related lease or the estimated useful life of the improvements, whichever is less. Depreciation and amortization are generally computed on the straight-line method over the following estimated useful lives: buildings and improvements – up to 45 years; furniture and equipment – 3 to 20 years; and leasehold improvements – 15 to 25 years, or estimated lease term if shorter. Gains or losses on dispositions are reflected in earnings. The cost of maintenance and repairs is charged to expense as incurred. Assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines impairment exists the asset is reduced by an offsetting charge to expense.

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

The Company records its originated MSRs at fair value in accordance with GAAP, which requires the Company to allocate the total cost of all mortgage loans sold between loans sold with MSRs retained and loans with MSRs released, based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including the coupon interest rate and the contractual maturity of the mortgage. The Company is amortizing the MSRs in proportion to and over the period of estimated net servicing income. MSRs were fully amortized at March 31, 2023 compared to an insignificant balance at March 31, 2022.

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

CDI represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of a business combination. CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. At both March 31, 2023 and 2022, gross CDI was $1.4 million. At March 31, 2023 and 2022, accumulated amortization was $984,000 and $868,000, respectively. The amortization expense for CDI in future years is estimated to be $108,000, $100,000, $93,000, and $78,000 for the years ending March 31, 2024, 2025, 2026, and 2027, respectively.

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

Trust Assets – Assets held by the Trust Company in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $890.6 million were held in trust as of March 31, 2023 compared to $1.3 billion as of March 31, 2022.

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

Accounting Pronouncements Recently Issued or Adopted –

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses (“CECL”) methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of carrying amount. ASU 2016-13 also changes the accounting for purchased credit impaired debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. As a “smaller reporting company” filer with the U.S. Securities and Exchange Commission, ASU 2016-13 is effective for the Company beginning April 1, 2023. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for OTTI of investment securities available for sale will be replaced with an allowance approach. The Company is implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, management does not expect the allowance for loan losses to materially change as a result of the implementation of ASU 2016-13 and expects to finalize the calculation in the first quarter of the fiscal year ending March 31, 2024.

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for TDRs in Accounting Standards Codification (“ASC”) 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the CECL model introduced by ASU 2016-13. ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost". This ASU is effective upon adoption of ASU 2016-13. The adoption of ASU 2022-02 is not expected to have a material impact on the Company’s future consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 applies to contracts, hedging relationships and other transactions that reference the London Interbank Offer Rate (“LIBOR”) or other rate references expected to be discontinued because of reference rate reform. ASU 2020-04 permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. The Company's current interest rates on its junior subordinated debentures are based upon the three-month LIBOR plus a spread.

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

In December 2022, ASU 2022-06 extended the period of time financial statement preparers can utilize the reference rate reform relief guidance. In March 2021, the Financial Conduct Authority announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of  U.S. Dollar LIBOR would be June 30, 2023, which is beyond the current sunset date of ASU 2021-01. The amendments in ASU 2022-06 defer the sunset date of ASU 2021-01 from December 31, 2022 to December 31, 2024. The Company has not adopted ASU 2020-04 as of March 31, 2023. The adoption of ASU 2020-04, as amended, is not expected to have a material impact on the Company's future consolidated financial statements.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current period presentation; such reclassifications had no effect on previously reported net income or total shareholders’ equity.

2.    RESTRICTED ASSETS

Regulations of the Federal Reserve require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco (“FRB”) based on a percentage of deposits. Effective March 26, 2020, the reserve requirement was reduced to zero and the Bank was not required to maintain any such reserve balances as of March 31, 2023 and 2022, respectively.

3.    INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2023
Available for sale:
Municipal securities	$47,857	$16	$(7,612)	$40,261
Agency securities	91,858	23	(5,974)	85,907
Real estate mortgage investment conduits (1)	34,247	—	(5,370)	28,877
Residential mortgage-backed securities (1)	16,512	—	(1,041)	15,471
Other mortgage-backed securities (2)	45,117	4	(4,138)	40,983
Total available for sale	$235,591	$43	$(24,135)	$211,499

Held to maturity:
Municipal securities	$10,344	$—	$(2,859)	$7,485
Agency securities	53,941	—	(5,091)	48,850
Real estate mortgage investment conduits (1)	35,186	—	(4,769)	30,417
Residential mortgage-backed securities (1)	123,773	—	(17,542)	106,231
Other mortgage-backed securities (3)	20,599	—	(3,368)	17,231
Total held to maturity	$243,843	$—	$(33,629)	$210,214

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2022
Available for sale:
Municipal securities	$44,104	$14	$(4,514)	$39,604
Agency securities	43,848	1	(3,144)	40,705
Real estate mortgage investment conduits (1)	35,563	1	(2,847)	32,717
Residential mortgage-backed securities (1)	17,368	13	(436)	16,945
Other mortgage-backed securities (2)	37,991	28	(2,208)	35,811
Total available for sale	$178,874	$57	$(13,149)	$165,782

Held to maturity:
Municipal securities	$10,368	$—	$(1,422)	$8,946
Agency securities	45,277	—	(2,450)	42,827
Real estate mortgage investment conduits (1)	39,394	—	(2,457)	36,937
Residential mortgage-backed securities (1)	137,343	—	(8,883)	128,460
Other mortgage-backed securities (3)	20,718	—	(1,859)	18,859
Total held to maturity	$253,100	$—	$(17,071)	$236,029

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

The contractual maturities of investment securities as of March 31, 2023 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$12,442	$12,261	$4	$4
Due after one year through five years	82,028	78,204	42,211	39,339
Due after five years through ten years	54,035	47,214	29,695	24,965
Due after ten years	87,086	73,820	171,933	145,906
Total	$235,591	$211,499	$243,843	$210,214

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2023	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$6,277	$(133)	$32,797	$(7,479)	$39,074	$(7,612)
Agency securities	43,451	(747)	36,646	(5,227)	80,097	(5,974)
Real estate mortgage investment conduits (1)	2,693	(97)	26,184	(5,273)	28,877	(5,370)
Residential mortgage-backed securities (1)	3,449	(147)	12,022	(894)	15,471	(1,041)
Other mortgage-backed securities (2)	13,876	(376)	26,619	(3,762)	40,495	(4,138)
Total available for sale	$69,746	$(1,500)	$134,268	$(22,635)	$204,014	$(24,135)

Held to maturity:
Municipal securities	$—	$—	$7,485	$(2,859)	$7,485	$(2,859)
Agency securities	8,413	(240)	40,437	(4,851)	48,850	(5,091)
Real estate mortgage investment conduits (1)	2,580	(191)	27,837	(4,578)	30,417	(4,769)
Residential mortgage-backed securities (1)	2	—	106,229	(17,542)	106,231	(17,542)
Other mortgage-backed securities (3)	—	—	17,231	(3,368)	17,231	(3,368)
Total held to maturity	$10,995	$(431)	$199,219	$(33,198)	$210,214	$(33,629)

March 31, 2022

Available for sale:
Municipal securities	$32,767	$(4,293)	$3,282	$(221)	$36,049	$(4,514)
Agency securities	22,288	(1,565)	16,414	(1,579)	38,702	(3,144)
Real estate mortgage investment conduits (1)	17,334	(1,310)	15,275	(1,537)	32,609	(2,847)
Residential mortgage-backed securities (1)	15,702	(436)	—	—	15,702	(436)
Other mortgage-backed securities (2)	32,408	(2,194)	769	(14)	33,177	(2,208)
Total available for sale	$120,499	$(9,798)	$35,740	$(3,351)	$156,239	$(13,149)

Held to maturity:
Municipal securities	$5,911	$(816)	$3,036	$(606)	$8,947	$(1,422)
Agency securities	35,930	(1,708)	6,897	(742)	42,827	(2,450)
Real estate mortgage investment conduits (1)	26,233	(1,715)	7,735	(742)	33,968	(2,457)
Residential mortgage-backed securities (1)	111,096	(7,160)	17,363	(1,723)	128,459	(8,883)
Other mortgage-backed securities (3)	13,472	(1,153)	5,386	(706)	18,858	(1,859)
Total held to maturity	$192,642	$(12,552)	$40,417	$(4,519)	$233,059	$(17,071)

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

The Company had no sales and realized no gains or losses on sales of investment securities for  the  years ended March 31, 2023, 2022 and 2021.

Investment securities available for sale with an amortized cost of $3.2 million and $1.3 million and a fair value of $2.9 million and $1.2 million at March 31, 2023 and 2022, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $12.3 million and $13.7 million and a fair value of $10.4 million and $12.6 million at March 31, 2023 and 2022, respectively, were pledged as collateral for government public funds held by the Bank.

4.    LOANS RECEIVABLE

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. At March 31, 2023, deferred loan fees totaled $4.4 million compared to $4.5 million at March 31, 2022. Loans receivable discounts and premiums totaled  $1.4 million and $2.1 million, respectively, as of March 31, 2023, compared to $371,000 and $2.4 million, respectively, as of March 31, 2022. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	March 31,	March 31,
	2023	2022
Commercial and construction
Commercial business	$232,868	$228,091
Commercial real estate	564,496	582,837
Land	6,437	11,556
Multi-family	55,836	60,211
Real estate construction	47,762	24,160
Total commercial and construction	907,399	906,855

Consumer
Real estate one-to-four family	99,673	82,006
Other installment	1,784	1,547
Total consumer	101,457	83,553

Total loans	1,008,856	990,408

Less: Allowance for loan losses	15,309	14,523
Loans receivable, net	$993,547	$975,885

The Company’s loan portfolio includes originated and purchased loans. Originated loans and purchased loans for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that the Company would be able to collect all contractually required payments, are referred to collectively as “loans”. The Company originates commercial business, commercial real estate, land, multi-family real estate, real estate construction, residential real estate and other consumer loans. At March 31, 2023 and 2022, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s loan portfolio are secured by properties located in Washington and Oregon, and accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulations to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss) (“AOCI”). The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2023, loans carried at $601.5 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consisted of the following for the periods indicated (in thousands):

	Year Ended March 31,
	2023	2022	2021
Beginning balance	$3,790	$5,308	$625
Originations	—	32	8,174
Principal repayments	(943)	(1,550)	(3,491)
Ending balance	$2,847	$3,790	$5,308

Loan segment risk characteristics – The Company considers its loan classes to be the same as its loan segments. The following are loan segment risk characteristics of the Company’s loan portfolio:

Commercial business – Commercial business loans, other than SBA Paycheck Protection Program (“PPP”) loans, are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers may be volatile and the value of the collateral securing these loans may be difficult to measure. Most commercial business loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and generally include a personal guarantee based on a review of personal financial statements. The Company will extend some short-term loans on an unsecured basis to highly qualified borrowers. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the credit-worthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of the borrowers and the guarantors.

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

Real estate construction – The Company originates construction loans for one-to-four family residential, multi-family, and commercial real estate properties. The one-to-four family residential construction loans include construction of consumer custom homes whereby the home buyer is the borrower as well as speculative and presold loans for home builders. Speculative one-to four-family construction loans are loans for which the home builder does not have, at the time of the loan origination, a signed contract with a home buyer who has a commitment for permanent financing with the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Multi-family construction loans are originated to construct apartment buildings and condominium projects. Commercial construction loans are originated to construct properties such as office buildings, retail rental space and mini-storage facilities, and assisted living facilities. All construction loans are short-term and generally the rate is variable in nature. Construction lending can involve a higher level of risk than other types of lending because funds are advanced based on a prospective value of the project at completion, the total estimated construction cost of the project, and the borrowers’ equity at risk. Additionally, the repayment of the loan is conditional on the success of the ultimate project which is subject to interest rate changes, governmental regulations, general economic conditions and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  A speculative home construction loan carries more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. Although the nature of real estate construction loans is such that they are generally more difficult to evaluate and monitor, the Company attempts to closely monitor the construction project by on-site inspections. The Company also attempts to mitigate the risks of construction lending by adhering to its underwriting policies, disbursement procedures and monitoring practices.

Real estate one-to-four family – The Company originates both fixed-rate and adjustable-rate loans secured by one- to-four family residences located in its primary market areas. The majority of the fixed-rate one-to-four family loans are sold in the secondary market for asset/liability management purposes and to generate non-interest income. The Company’s lending policies generally limit the maximum loan-to-value on one-to-four family loans to 80% of the lesser of the appraised value or the purchase price.  In a situation where a loan exceeds 80% loan-to value, the Company usually obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. Terms of maturity typically range from 15 to 30 years. The Company also originates home equity lines of credit and second mortgage loans. Home equity lines of credit and second mortgage loans have a greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Company. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower.

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

5.    ALLOWANCE FOR LOAN LOSSES

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

	Commercial	Commercial		Multi-	Real Estate
March 31, 2023	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total

Beginning balance	$2,422	$9,037	$168	$845	$393	$943	$715	$14,523
Provision for (recapture of) loan losses	701	(143)	(75)	(47)	371	148	(205)	750
Charge-offs	—	—	—	—	—	(17)	—	(17)
Recoveries	—	—	—	—	—	53	—	53
Ending balance	$3,123	$8,894	$93	$798	$764	$1,127	$510	$15,309

March 31, 2022

Beginning balance	$2,416	$14,089	$233	$638	$294	$852	$656	$19,178
Provision for (recapture of) loan losses	75	(5,052)	(65)	207	99	52	59	(4,625)
Charge-offs	(69)	—	—	—	—	(17)	—	(86)
Recoveries	—	—	—	—	—	56	—	56
Ending balance	$2,422	$9,037	$168	$845	$393	$943	$715	$14,523

March 31, 2021

Beginning balance	$2,008	$6,421	$230	$854	$1,149	$1,363	$599	$12,624
Provision for (recapture of) loan losses	398	7,336	3	(216)	(855)	(423)	57	6,300
Charge-offs	—	—	—	—	—	(124)	—	(124)
Recoveries	10	332	—	—	—	36	—	378
Ending balance	$2,416	$14,089	$233	$638	$294	$852	$656	$19,178

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, at the dates indicated (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for	for		for	for
March 31, 2023	Impairment	Impairment	Total	Impairment	Impairment	Total

Commercial business	$—	$3,123	$3,123	$79	$232,789	$232,868
Commercial real estate	—	8,894	8,894	100	564,396	564,496
Land	—	93	93	—	6,437	6,437
Multi-family	—	798	798	—	55,836	55,836
Real estate construction	—	764	764	—	47,762	47,762
Consumer	6	1,121	1,127	450	101,007	101,457
Unallocated	—	510	510	—	—	—
Total	$6	$15,303	$15,309	$629	$1,008,227	$1,008,856

March 31, 2022

Commercial business	$—	$2,422	$2,422	$100	$227,991	$228,091
Commercial real estate	—	9,037	9,037	122	582,715	582,837
Land	—	168	168	—	11,556	11,556
Multi-family	—	845	845	—	60,211	60,211
Real estate construction	—	393	393	—	24,160	24,160
Consumer	8	935	943	495	83,058	83,553
Unallocated	—	715	715	—	—	—
Total	$8	$14,515	$14,523	$717	$989,691	$990,408

Changes in the allowance for unfunded loan commitments were as follows for the years indicated (in thousands):

	Year Ended March 31,
	2023	2022	2021
Beginning balance	$424	$509	$474
Net change in allowance for unfunded loan commitments	(17)	(85)	35
Ending balance	$407	$424	$509

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
March 31, 2023	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$1,967	$1,569	$97	$3,633	$229,235	$232,868
Commercial real estate	—	—	100	100	564,396	564,496
Land	—	—	—	—	6,437	6,437
Multi-family	—	—	—	—	55,836	55,836
Real estate construction	—	—	—	—	47,762	47,762
Consumer	11	—	86	97	101,360	101,457
Total	$1,978	$1,569	$283	$3,830	$1,005,026	$1,008,856

March 31, 2022

Commercial business	$7,753	$21,808	$118	$29,679	$198,412	$228,091
Commercial real estate	—	—	122	122	582,715	582,837
Land	—	—	—	—	11,556	11,556
Multi-family	—	—	—	—	60,211	60,211
Real estate construction	291	—	—	291	23,869	24,160
Consumer	9	—	51	60	83,493	83,553
Total	$8,053	$21,808	$291	$30,152	$960,256	$990,408

A substantial portion of the 30-89 days past due and 90 days and greater past due loans at March 31, 2023 and 2022 are comprised of government guaranteed loans. These government guaranteed loans are pass rated loans and are not considered to be non-accrual loans given the Company expects to receive all principal and interest and not considered to be classified loans because there are no well-defined weaknesses or risk of loss. Given these government guaranteed loans are neither non-accrual loans nor classified loans, these loans are not considered to be impaired loans based on the Company’s policy. Given these loans are not considered to be impaired loans and are fully guaranteed by the SBA or USDA, these loans are omitted from the required allowance calculation. Interest income foregone on non-accrual loans was $14,000, $24,000 and $49,000 for the years ended March 31, 2023, 2022 and 2021, respectively.

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

The following tables present an analysis of loans by credit quality indicators at the dates indicated (in thousands):

						Total
		Special				Loans
March 31, 2023	Pass	Mention	Substandard	Doubtful	Loss	Receivable

Commercial business	$231,384	$1,367	$117	$—	$—	$232,868
Commercial real estate	544,426	17,626	2,444	—	—	564,496
Land	6,437	—	—	—	—	6,437
Multi-family	55,694	142	—	—	—	55,836
Real estate construction	47,762	—	—	—	—	47,762
Consumer	101,371	—	86	—	—	101,457
Total	$987,074	$19,135	$2,647	$—	$—	$1,008,856

March 31, 2022

Commercial business	$227,435	$511	$145	$—	$—	$228,091
Commercial real estate	569,417	7,211	6,209	—	—	582,837
Land	11,556	—	—	—	—	11,556
Multi-family	60,138	73	—	—	—	60,211
Real estate construction	24,160	—	—	—	—	24,160
Consumer	83,502	—	51	—	—	83,553
Total	$976,208	$7,795	$6,405	$—	$—	$990,408

Impaired loans – The following tables present information regarding impaired loans at the dates and for the years indicated (in thousands):

	Recorded	Recorded
	Investment	Investment
	with	with			Related
	No Specific	Specific	Total	Unpaid	Specific
	Valuation	Valuation	Recorded	Principal	Valuation
March 31, 2023	Allowance	Allowance	Investment	Balance	Allowance

Commercial business	$79	$—	$79	$127	$—
Commercial real estate	100	—	100	162	—
Consumer	355	95	450	442	6
Total	$534	$95	$629	$731	$6

March 31, 2022

Commercial business	$100	$—	$100	$143	$—
Commercial real estate	122	—	122	178	—
Consumer	259	236	495	603	8
Total	$481	$236	$717	$924	$8

	Year ended		Year ended		Year ended
	March 31, 2023		March 31, 2022		March 31, 2021
		Interest		Interest		Interest
		Recognized		Recognized		Recognized
	Average	on	Average	on	Average	on
	Recorded	Impaired	Recorded	Impaired	Recorded	Impaired
	Investment	Loans	Investment	Loans	Investment	Loans

Commercial business	$90	$—	$110	$—	$130	$—
Commercial real estate	111	—	660	16	2,008	61
Land	—	—	—	—	713	40
Multi-family	—	—	—	—	1,313	77
Consumer	475	24	514	24	494	29
Total	$676	$24	$1,284	$40	$4,658	$207

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

The following table presents TDRs by interest accrual status at the dates indicated (in thousands):

	March 31, 2023			March 31, 2022
	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total

Commercial business	$—	$79	$79	$—	$100	$100
Commercial real estate	—	100	100	—	122	122
Land	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Consumer	450	—	450	495	—	495
Total	$450	$179	$629	$495	$222	$717

At March 31, 2023, the Company had no commitments to lend additional funds on these loans. At March 31, 2023, all of the Company’s TDRs were paying as agreed.

There were no new TDRs for the fiscal years ended March 31, 2023 and 2022.

6.    PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated (in thousands):

	March 31,
	2023	2022

Land	$5,715	$4,714
Buildings and improvements	18,494	17,030
Leasehold improvements	3,965	3,998
Furniture and equipment	11,578	10,765
Construction in progress	33	—
Total	39,785	36,507
Less accumulated depreciation and amortization	(19,666)	(19,341)
Premises and equipment, net	$20,119	$17,166

Depreciation and amortization expense was $1.7 million, $1.5 million and $1.4 million for the years ended March 31, 2023, 2022 and 2021, respectively.

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

The Company performed its annual impairment assessment as of October 31, 2022 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods. The Company completed a qualitative assessment of goodwill as of March 31, 2023, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization were deemed sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

8.    DEPOSITS

Deposit accounts consisted of the following at the dates indicated (in thousands):

	March 31,	March 31,
Account Type	2023	2022
Non-interest-bearing	$404,937	$494,831
Interest-bearing checking	254,522	287,861
Money market	221,778	299,738
Savings accounts	255,147	340,076
Certificates of deposit	128,833	111,372
Total	$1,265,217	$1,533,878

Individual certificates of deposit greater than $250,000 totaled $40.3 million and $32.7 million at March 31, 2023 and 2022, respectively.

Scheduled maturities of certificates of deposit for future years ending March 31 are as follows (in thousands):

Year Ending March 31, :
2024	$84,603
2025	37,569
2026	4,143
2027	1,193
2028	531
Thereafter	794
Total	$128,833

Interest expense by deposit type was as follows for the years indicated (in thousands):

	Year Ended March 31,
	2023	2022	2021
Interest-bearing checking	$89	$87	$85
Money market	415	150	153
Savings accounts	219	247	418
Certificates of deposit	779	940	1,888
Total	$1,502	$1,424	$2,544

9.  FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	March 31, 2023	March 31, 2022
FHLB advances	$123,754	$—
Weighted average interest rate on FHLB advances (1)	4.88%	0.31%

(1) Computed based on the borrowing activity for the fiscal years ended March 31, 2023 and 2022, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At March 31, 2023, based on collateral values, the Bank had additional borrowing capacity of $191.6 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At March 31, 2023, loans carried at $511.3 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, totaling $26.9 million and $26.8 million at March 31, 2023 and 2022, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2023 and 2022, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at March 31, 2023 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	6.23%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	6.22%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	8.23%	6/2033
		27,836
Fair value adjustment (4)		(918)
Total Debentures		$26,918

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%.

(3) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.10%.

(4) Amount, net of accretion, attributable to a prior year’s business combination.

11.  INCOME TAXES

Provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended March 31
	2023	2022	2021
Current	$5,754	$5,446	$4,410
Deferred	(144)	1,010	(1,429)
Total	$5,610	$6,456	$2,981

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at the dates indicated (in thousands):

	March 31,	March 31,
	2023	2022
Deferred tax assets:
Deferred compensation	$78	$57
Allowance for loan losses	3,772	3,588
Accrued expenses	160	170
Accumulated depreciation and amortization	918	881
Deferred gain on sale	34	52
Deferred income	57	107
Purchase accounting	46	74
Net unrealized loss on investment securities available for sale	5,782	3,141
Operating lease liabilities	1,695	1,993
Other	429	420
Total deferred tax assets	12,971	10,483
Deferred tax liabilities:
FHLB stock dividends	(38)	(38)
Prepaid expenses	(241)	(171)
Operating lease ROU assets	(1,609)	(1,898)
Loan fees/costs	(797)	(875)
Total deferred tax liabilities	(2,685)	(2,982)
Deferred tax assets, net	$10,286	$7,501

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows for the years indicated:

	Year Ended March 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate	3.0	3.0	3.0
Employee Stock Ownership Plan ("ESOP") market value adjustment	(0.1)	(0.1)	(0.1)
BOLI	(0.8)	(0.7)	(1.5)
Other, net	0.6	(0.4)	(0.3)
Effective federal income tax rate	23.7%	22.8%	22.1%

For the fiscal years ended March 31, 2023 and 2022, the Company utilized a federal corporate income tax rate of 21.0%. The Bank’s retained earnings at March 31, 2023 and 2022 include a base year allowance for loan losses, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The related unrecognized deferred tax liability at March 31, 2023 and 2022 was $528,000. This represents the balance of the allowance for loan losses created for tax purposes as of December 31, 1987. This amount is subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future.

At March 31, 2023 and 2022, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties related to income tax matters as of March 31, 2023 and 2022. It is the Company’s policy to recognize potential accrued interest and penalties related to income tax matters as a component of the provision for income taxes. The Company is subject to U.S federal and State of Oregon income taxes. The years 2019 to 2022 remain open to examination for federal income taxes, and the years 2019 to 2022 remain open to State of Oregon examination.

12.  EMPLOYEE BENEFIT PLANS

Retirement Plan – The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2023, 2022 and 2021 were $519,000, $529,000 and $525,000, respectively.

Directors’ and Executive Officers’ Deferred Compensation Plan (“Deferred Compensation Plan”) – The Deferred Compensation Plan is a nonqualified deferred compensation plan. Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received. The Chairman, President, and Executive and Senior Vice Presidents of the Company may also defer salary into the Deferred Compensation Plan. The Company accrues annual interest on the unfunded liability under the Deferred Compensation Plan based upon a formula relating to gross revenues, which was 2.98%, 2.97% and 3.61% for the years ended March 31, 2023, 2022 and 2021, respectively. The estimated liability under the Deferred Compensation Plan is accrued as earned by the participants. At March 31, 2023 and 2022, the Company’s aggregate liability under the Deferred Compensation Plan was $326,000 and $237,000, respectively, which is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the years ended March 31, 2023, 2022 and 2021 under the Stock Option Plans.

As of March 31, 2023, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the years ended March 31, 2023, 2022 and 2021 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the years indicated:

	Year Ended March 31,
	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance, beginning of period	17,332	$2.78	23,332	$2.78	43,332	$2.69
Options exercised	(1,511)	2.78	(6,000)	2.78	(20,000)	2.58
Options expired	(1,511)	2.78	—	—	—	—
Balance, end of period	14,310	$2.78	17,332	$2.78	23,332	$2.78

Additional information regarding stock options outstanding as of March 31, 2023 is as follows:

		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual		Exercise		Exercise
Exercise Price	Life (years)	Number	Price	Number	Price

$1.00 - $3.00	0.29	14,310	$2.78	14,310	$2.78

The following table presents information on stock options outstanding, less estimated forfeitures, as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Stock options fully vested and expected to vest:
Number	14,310	17,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$37,000	$83,000
Weighted average contractual term of options (years)	0.29	1.29
Stock options fully vested and currently exercisable:
Number	14,310	17,332
Weighted average exercise price	$2.78	$2.78
Aggregate intrinsic value (1)	$37,000	$83,000
Weighted average contractual term of options (years)	0.29	1.29

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $7,000, $25,000 and $68,000 for the years ended March 31, 2023, 2022 and 2021, respectively.

During the fiscal year ended March 31, 2023, the Company granted a total of 71,696 shares of restricted stock pursuant to the 2017 Plan of which vesting for 15,571 shares were time based and 56,125 shares were performance. During the fiscal year ended March 31, 2022, the Company granted a total of 69,285 shares of restricted stock pursuant to the 2017 Plan of which vesting for 15,274 shares were time based and 54,011 were performance based. Performance-based shares are subject to attaining certain pre-established performance metrics.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock was $390,000, $319,000, and $352,000 for the years ended March 31, 2023, 2022, and 2021, respectively. The unrecognized stock-based compensation related to restricted stock was $440,000 and $401,000 at March 31, 2023 and 2022. The weighted average vesting period for the restricted stock was 1.12 years and 1.53 years at March 31, 2023 and 2022, respectively.

The following table presents the activity related to restricted stock for the years ended March 31, 2023 and 2022:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Year Ended March 31, 2023	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	26,855	$6.02	121,492	$5.70	148,347	$5.76
Granted	15,571	6.30	56,125	6.30	71,696	6.30
Forfeited	—	—	(2,977)	7.56	(2,977)	7.56
Vested	(12,449)	6.07	(41,995)	5.26	(54,444)	5.45
Balance, end of period	29,977	$6.14	132,645	$6.05	162,622	$6.07

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Year Ended March 31, 2022	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	45,616	$6.57	96,772	$5.27	142,388	$5.69
Granted	15,274	7.08	54,011	7.06	69,285	7.06
Forfeited	(4,417)	5.82	(16,559)	5.55	(20,976)	5.61
Vested	(29,618)	7.43	(12,732)	8.35	(42,350)	7.71
Balance, end of period	26,855	$6.02	121,492	$5.70	148,347	$5.76

Employee Stock Ownership Plan  - The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. For the years ended March 31, 2023, 2022 and 2021, the Bank purchased 25,000, 25,000 and 5,354 shares of common stock, respectively, on the open market and contributed such shares to the ESOP as a discretionary employer contribution. As of March 31, 2023, 2022 and 2021, all shares of common stock purchased for the ESOP have been allocated to participant accounts. The Company recorded employee benefits expense of $187,000, $192,000 and $96,000 for these contributions for the years ended March 31, 2023, 2022 and 2021, respectively, which represented the fair value of the related common stock on the date it was acquired. Shares held by the ESOP at March 31, 2023 and 2022 totaled 368,194 and 387,588, respectively.

Trust Company Stock Options – At March 31, 2023 and 2022, there were no Trust Company stock options outstanding. During the year ended March 31, 2023, no Trust Company stock options were exercised. During each of the years ended March 31, 2022 and 2021, 500 Trust Company stock options were exercised. During the year ended March 31, 2021, the Trust Company incurred stock-based compensation expense related to these options of $44,000. There were no Trust Company stock options granted during the years ended March 31, 2023, 2022 and 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of March 31, 2023.

As of March 31, 2023, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					"Well Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$180,001	16.94%	$85,013	8.0%	$106,266	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	166,688	15.69	63,760	6.0	85,013	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	166,688	15.69	47,820	4.5	69,073	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	166,688	10.47	63,679	4.0	79,599	5.0

					"Well Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$168,486	16.38%	$82,305	8.0%	$102,881	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	155,601	15.12	61,728	6.0	82,305	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	155,601	15.12	46,296	4.5	66,872	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	155,601	9.19	67,763	4.0	84,704	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of March 31, 2023, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as Riverview Bancorp, Inc., the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Riverview Bancorp, Inc. was subject to regulatory guidelines for bank holding companies at March 31, 2023, it would have exceeded all regulatory capital requirements.

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

14.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the years ended March 31, 2023, 2022 and 2021, there were no stock options excluded in computing diluted EPS.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the years indicated:

	Year Ended March 31,
(Dollars and share data in thousands, except per share data)	2023	2022	2021
Basic EPS computation:
Numerator-net income	$18,069	$21,820	$10,472
Denominator-weighted average common shares outstanding	21,638	22,213	22,296
Basic EPS	$0.84	$0.98	$0.47
Diluted EPS computation:
Numerator-net income	$18,069	$21,820	$10,472
Denominator-weighted average common shares outstanding	21,638	22,213	22,296
Effect of dilutive stock options	8	12	17
Weighted average common shares and common stock equivalents	21,646	22,225	22,313
Diluted EPS	$0.83	$0.98	$0.47

On March 9, 2022, the Company announced that its Board of Directors authorized a stock repurchase program (the “March 2022 repurchase program”). Under the March 2022 repurchase program, the Company was authorized to repurchase up to $5.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in private negotiated transactions, over a period beginning on March 21, 2022 and continuing until the earlier of the completion of the stock repurchase program or September 9, 2022.  The Company completed the March 2022 repurchase program on September 8, 2022, repurchasing 718,734 shares at an average price of $6.96 per share and at a total cost of $5.0 million. All shares repurchased under the March 2022 program were retired as of September 30, 2022.

On November 17, 2022, the Company announced that its Board of Directors authorized a stock repurchase programs (the “November 2022 repurchase program”). Under the November 2022 repurchase program, the Company was authorized to repurchase up to $2.5 million of the Company’s outstanding shares of common stock, in the open market or in privately negotiated transactions, over a period beginning on November 28, 2022 and continuing until the earlier of the completion of the authorized level of repurchases or May 28, 2023, depending upon market conditions. As of March 31, 2023, the Company had repurchased 285,172 shares at an average price of $6.74 per share and at a total cost of $1.9 million. Shares repurchased under the November 2022 repurchase program are retired as settled.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2023	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$40,261	$—	$40,261	$—
Agency securities	85,907	—	85,907	—
Real estate mortgage investment conduits	28,877	—	28,877	—
Residential mortgage-backed securities	15,471	—	15,471	—
Other mortgage-backed securities	40,983	—	40,983	—
Total assets measured at fair value on a recurring basis	$211,499	$—	$211,499	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2022	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$39,604	$—	$39,604	$—
Agency securities	40,705	—	40,705	—
Real estate mortgage investment conduits	32,717	—	32,717	—
Residential mortgage-backed securities	16,945	—	16,945	—
Other mortgage-backed securities	35,811	—	35,811	—
Total assets measured at fair value on a recurring basis	$165,782	$—	$165,782	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 during the years ended March 31, 2023 and 2022.

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

The following tables present assets that are measured at estimated fair value on a nonrecurring basis at the dates indicated (in thousands):

	Total	Estimated Fair Value
	Estimated	Measurements Using
March 31, 2023	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$89	$—	$—	$89

March 31, 2022

Impaired loans	$228	$—	$—	$228

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2023 and 2022:

	Valuation	Significant Unobservable
	Technique	Inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	N/A (1)
	Discounted cash flows	Discount rate	5.375% - 8.000%

(1)	There were no adjustments to appraised values of impaired loans as of March 31, 2023 and 2022.

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

The carrying amounts and estimated fair values of financial instruments are as follows at the dates indicated (in thousands):

	Carrying				Estimated
March 31, 2023	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$22,044	$22,044	$—	$—	$22,044
Certificates of deposit held for investment	249	—	248	—	248
Investment securities available for sale	211,499	—	211,499	—	211,499
Investment securities held to maturity	243,843	—	210,214	—	210,214
Loans receivable, net	993,547	—	—	931,784	931,784
FHLB stock	6,867	—	6,867	—	6,867

Liabilities:
Certificates of deposit	128,833	—	126,072	—	126,072
FHLB advances	123,754	—	123,679	—	123,679
Junior subordinated debentures	26,918	—	—	17,698	17,698

	Carrying				Estimated
March 31, 2022	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$241,424	$241,424	$—	$—	$241,424
Certificates of deposit held for investment	249	—	253	—	253
Investment securities available for sale	165,782	—	165,782	—	165,782
Investment securities held to maturity	253,100	—	236,029	—	236,029
Loans receivable, net	975,885	—	—	962,893	962,893
FHLB stock	2,019	—	2,019	—	2,019

Liabilities:
Certificates of deposit	111,372	—	109,860	—	109,860
Junior subordinated debentures	26,833	—	—	16,046	16,046

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is generally the principal in these contracts, with the exception of interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer. For the years ended March 31, 2023, 2022 and 2021, substantially all of the Company’s revenues within the scope of ASC 606  were for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income disaggregated by type of service (in thousands):

	Year Ended March 31,
	2023	2022	2021

Asset management fees	$4,734	$4,107	$3,646
Debit card and ATM fees	3,341	3,499	3,103
Deposit related fees	1,737	1,634	1,514
Loan related fees	539	1,247	1,229
BOLI (1)	821	800	813
Net gains on sales of loans held for sale (1)	—	—	28
FHLMC loan servicing fees (1)	66	85	94
BOLI death benefit in excess of cash surrender value (1)	—	500	—
Other, net	956	872	663
Total non-interest income, net	$12,194	$12,744	$11,090

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

Contract Balances

As of March 31, 2023 and 2022, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of March 31, 2023 and 2022.

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

Significant off-balance sheet commitments are listed below at the dates indicated (in thousands):

	Contract or Notional
	Amount
	March 31,	March 31,
	2023	2022
Commitments to extend credit:
Adjustable-rate	$12,489	$17,125
Fixed-rate	18	2,895
Standby letters of credit	1,600	1,780
Undisbursed loan funds and unused lines of credit	130,269	137,460
Total	$144,376	$159,260

At March 31, 2023, the Company had no commitments to sell residential loans to the FHLMC.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At March 31, 2023, loans under warranty totaled $36.5 million, which substantially represented the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At March 31, 2023, the Company had an allowance for FHLMC-serviced loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the years ended March 31, 2023, 2022 and 2021.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

Litigation –The Company is periodically party to litigation arising in the ordinary course of business, some of which involve claims for substantial or uncertain amounts. At least quarterly, we assess liabilities and contingencies in connection with all outstanding or new legal matters, utilizing the most recent information available. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. If we determine that a loss from a matter is probable and the amount of the loss can be reasonably estimated, we will establish an accrual for the loss. Once established, an accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to estimate the amount of loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time.

The Company is currently involved in a lawsuit for which certain parties participated in a mediation in May 2023 and a stay of proceedings is in place to allow for continued settlement efforts. Based on the most recent information available, management has concluded that a loss is not probable at this time and the amount of any potential loss cannot be reasonably estimated. Accordingly, no accrual has been established.

Any estimate or determination relating to the future resolution of legal matters is uncertain and involves significant judgment. We usually are unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the process. Although there can be no assurance as to the ultimate outcome of a specific legal matter, we believe we have meritorious defenses to the claims asserted against us in the current outstanding legal matter, and we intend to continue to vigorously defend ourselves. It is possible that the ultimate resolution of a matter, if unfavorable, may be material to the Company's results of operations for any particular period.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheet at the dates indicated (dollars in thousands):

	March 31,		March 31,		Classification in the
Leases	2023		2022		consolidated balance sheets
Finance lease ROU assets	$1,278		$1,355		Financing lease ROU assets
Finance lease liability	$2,229		$2,283		Finance lease liability
Finance lease remaining lease term	16.68	years	17.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$6,705		$7,907		Prepaid expenses and other assets
Operating lease liabilities	$7,064		$8,306		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	6.15	years	7.02	years
Operating lease weighted-average discount rate	1.78%		1.81%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Year ended	Year ended	Year ended
Lease Costs	March 31, 2023	March 31, 2022	March 31, 2021
Finance lease amortization of ROU asset	$77	$77	$77
Finance lease interest on lease liability	162	165	168
Operating lease costs	1,133	1,266	1,312
Variable lease costs	209	209	209
Total lease cost (1)	$1,581	$1,717	$1,766

(1) Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information – Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $1.4 million, $1.5 million and $1.5 million for the years ended March 31, 2023, 2022 and 2021, respectively. During the fiscal year ended March 31, 2023, the Company did not record any ROU assets that were exchanged for operating lease liabilities. During the years ended March 31, 2022 and 2021, the Company recorded operating lease ROU assets that were exchanged for operating lease liabilities of $441,000 and $6.1 million, respectively.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of March 31, 2023 (in thousands):

Year Ending March 31:	Operating	Finance
	Leases	Lease
2024	$1,370	$219
2025	1,375	222
2026	1,125	226
2027	1,116	230
2028	899	232
Thereafter	1,632	2,712
Total minimum lease payments	7,517	3,841
Less: amount of lease payment representing interest	(453)	(1,612)
Lease liabilities	$7,064	$2,229

19.  RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS

AS OF MARCH 31, 2023 AND 2022

(In thousands)	2023	2022
ASSETS
Cash and cash equivalents	$5,480	$10,867
Investment in the Bank	175,833	173,223
Other assets	2,342	1,321
TOTAL ASSETS	$183,655	$185,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$224	$112
Dividend payable	1,274	1,217
Borrowings	26,918	26,833
Shareholders' equity	155,239	157,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$183,655	$185,411

STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 2023, 2022 AND 2021

(In thousands)	2023	2022	2021

INCOME:
Interest on investment securities and other short-term investments	$129	$16	$17
Total income	129	16	17

EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	1,424	670	731
Total expense	1,567	813	874
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME OF THE BANK	(1,438)	(797)	(857)
BENEFIT FOR INCOME TAXES	(303)	(167)	(180)
LOSS OF PARENT COMPANY	(1,135)	(630)	(677)
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	19,204	22,450	11,149
NET INCOME	$18,069	$21,820	$10,472

There were no items of other comprehensive income that were solely attributable to the parent company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023, 2022 AND 2021

(In thousands)	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,069	$21,820	$10,472
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of the Bank	(19,204)	(22,450)	(11,149)
Amortization expense	85	85	86
Provision (benefit) for deferred income taxes	(1)	2	—
Stock-based compensation expense	390	319	396
Changes in assets and liabilities:
Other assets	(1,019)	131	224
Accrued expenses and other liabilities	112	48	(417)
Net cash used in operating activities	(1,568)	(45)	(388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend from the Bank	8,000	7,500	6,000
Net cash provided by investing activities	8,000	7,500	6,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,117)	(4,670)	(4,478)
Proceeds from exercise of stock options	4	16	50
Repurchase of common stock	(6,706)	(1,940)	(1,447)
Net cash used in financing activities	(11,819)	(6,594)	(5,875)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,387)	861	(263)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,867	10,006	10,269

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,480	$10,867	$10,006

RIVERVIEW BANCORP, INC.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except per share data)	Three Months Ended
Fiscal 2023:	March 31	December 31	September 30	June 30

Interest and dividend income	$13,941	$14,443	$14,088	$13,194
Interest expense	2,127	743	657	533
Net interest income	11,814	13,700	13,431	12,661
Provision for loan losses	750	—	—	—
Non-interest income, net	2,971	2,963	3,134	3,126
Non-interest expense	9,950	9,848	9,804	9,769
Income before income taxes	4,085	6,815	6,761	6,018
Provision for income taxes	1,102	1,575	1,567	1,366

Net income	$2,983	$5,240	$5,194	$4,652

Basic earnings per common share (1)	$0.14	$0.24	$0.24	$0.21

Diluted earnings per common share (1)	$0.14	$0.24	$0.24	$0.21

Fiscal 2022:
Interest and dividend income	$12,389	$12,551	$12,965	$11,920
Interest expense	483	492	589	636
Net interest income	11,906	12,059	12,376	11,284
Recapture of loan losses	(650)	(1,275)	(1,100)	(1,600)
Non-interest income, net	2,966	3,116	3,074	3,588
Non-interest expense	10,115	9,279	8,187	9,137
Income before income taxes	5,407	7,171	8,363	7,335
Provision for income taxes	1,282	1,661	1,933	1,580

Net income	$4,125	$5,510	$6,430	$5,755

Basic earnings per common share (1)	$0.19	$0.25	$0.29	$0.26

Diluted earnings per common share (1)	$0.19	$0.25	$0.29	$0.26

(1)	Quarterly earnings per common share may vary from annual earnings per common share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information concerning our directors contained under the section captioned “Proposal I - Election of Directors” contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, and information concerning our executive officer contained in “Part I - Business -- Executive Officers” of this Form 10-K, is incorporated herein by reference.

Code of Ethics

The Board of Directors has adopted a Code of Conduct, Conflict of Interest and Whistleblower Policy. The Code of Conduct, Conflict of Interest and Whistleblower Policy is applicable to each of the Company’s officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Conduct, Conflict of Interest and Whistleblower Policy is available on the Company’s website at www.riverviewbank.com.

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, composed of Directors Patricia W. Eby, Bess R. Wills, and Larry A. Hoff. Each member of the Audit Committee is “independent,” as defined in the Nasdaq Stock Market Listing Standards. The Company’s Board of Directors has determined that Mrs. Eby, is an “audit committee financial expert”, as defined in  Item 407(e) of Regulation S-K of the Exchange Act. Additional information concerning the Audit Committee as set forth under the section captioned “Audit Committee Matters” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders (excluding the information contained under the heading “Audit Committee Matters – Report of the Audit Committee”) is incorporated herein by reference.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders  is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Change in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2023:

Number of
securities
remaining
available for future
	Number of		issuance under
	securities to be	Weighted-	equity
	issued upon	average	compensation
	exercise of	price of	plans excluding
	outstanding	outstanding	securities reflected
Plan category	options	options	in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)

2017 Equity Incentive Plan	—	—	1,517,449
2003 Stock Option Plan	14,310	$2.78	—

Equity compensation plans not approved by security holders:	—	—	—

Total	14,310	$2.78	1,517,449	(1)

(1).  All of the remaining securities are available for future issuance as restricted stock, restricted stock units or stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence and Tenure” under the heading “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information set forth under the section captioned “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

       See “Part II –Item 8. Financial Statements and Supplementary Data.”

2.  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits
	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Amended and Restated Bylaws of the Registrant (2)
	4.1	Form of Certificate of Common Stock of the Registrant (1)
	4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
	10.1	Form of Employment Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox and Steven P. Plambeck (4)
	10.2	Form of Change in Control Agreement between the Company and the Bank and each of Kevin J. Lycklama, David Lam, Daniel D. Cox and Steven P. Plambeck (4)
	10.3	Employee Stock Ownership Plan (5)
	10.4	2003 Stock Option Plan (6)
	10.5	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
	10.6	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
	10.7	Deferred Compensation Plan (8)
	10.8	2017 Equity Incentive Plan (9)
	10.9	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
	10.10	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
	10.11	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
	10.12	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (10)
	14	Code of Ethics and Conduct Policy (11)
	21	Subsidiaries of Registrant *
	23	Consent of Independent Registered Public Accounting Firm *
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *
101

The following materials from Riverview Bancorp Inc.’s Annual Report on Form 10-K for the year ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

	104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2022 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.
(9)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
(11)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.riverviewbank.com in the section titled About: Code of Conduct.
*	Filed herewith

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date:	June 14, 2023	By:	/s/ Kevin J. Lycklama
Kevin J. Lycklama
President and Chief Executive Officer Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald L. Nies	By:	/s/ Kevin J. Lycklama
	Gerald L. Nies		Kevin J. Lycklama
	Chairman of the Board		President and Chief Executive Officer Director (Principal Executive Officer)

Date:	June 14, 2023	Date:	June 14, 2023

By:	/s/ David Lam	By:	/s/ Bradley J. Carlson
	David Lam		Bradley J. Carlson
	Executive Vice President and		Director
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	June 14, 2023	Date:	June 14, 2023

By:	/s/ Patrick Sheaffer	By:	/s/ Bess R. Wills
	Patrick Sheaffer		Bess R. Wills
	Director		Director

Date:	June 14, 2023	Date:	June 14, 2023

By:	/s/ Larry A. Hoff	By:	/s/ Stacey A. Graham
	Larry A. Hoff		Stacey A. Graham
	Director		Director

Date:	June 14, 2023	Date:	June 14, 2023

By:	/s/ Patricia W. Eby	By:	/s/ Valerie Moreno
	Patricia W. Eby		Valerie Moreno
	Director		Director

Date:	June 14, 2023	Date:	June 14, 2023