Form 10-Q
period 2023-12-31
RIVERVIEW BANCORP INC
filed 2024-02-08
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 21,111,043 shares outstanding, as of February 8, 2024.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Forward-Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Bank (the “Bank”), unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth; changes in the interest rate environment, including the recent past increases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations and cost of capital and liquidity; the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto; the effects of any federal government shutdown; the impact of bank failures or adverse developments at other banks, and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for credit losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to originate loans for sale and sell loans in the secondary market; results of examinations of the Bank by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions, Division of Banks (“WDFI”), and of the Company by the Federal Reserve, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its allowance for credit losses, write-down assets, reclassify its assets, change the Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules; the Company’s ability to attract and retain deposits; the unexpected outflow of uninsured deposits that may require us to sell investment securities at a loss; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in or attacks on our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames; future goodwill impairment due to changes in Riverview’s business, changes in market conditions, or other factors; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; the quality and composition of our securities portfolio and the impact of and adverse changes in the securities markets, including market liquidity; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND MARCH 31, 2023

	December 31,	March 31,
(In thousands, except share and per share data) (Unaudited)	2023	2023
ASSETS
Cash and cash equivalents (including interest earning deposits in other banks of $23,717 and $10,397)	$37,553	$22,044
Certificates of deposit held for investment	—	249
Investment securities:
Available for sale, at estimated fair value	196,461	211,499
Held to maturity, at amortized cost (estimated fair value of $200,475 and $210,214)	232,659	243,843
Loans receivable (net of allowance for credit losses of $15,361 and $15,309)	1,002,838	993,547
Prepaid expenses and other assets	14,486	15,950
Accrued interest receivable	5,248	4,790
Federal Home Loan Bank (“FHLB”) stock, at cost	8,026	6,867
Premises and equipment, net	22,270	20,119
Financing lease right-of-use ("ROU") assets	1,221	1,278
Deferred income taxes, net	10,033	10,286
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	298	379
Bank owned life insurance ("BOLI")	32,454	31,785
TOTAL ASSETS	$1,590,623	$1,589,712

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,218,892	$1,265,217
Accrued expenses and other liabilities	26,740	15,730
Advance payments by borrowers for taxes and insurance	299	625
FHLB advances	157,054	123,754
Junior subordinated debentures	26,982	26,918
Finance lease liability	2,184	2,229
Total liabilities	1,432,151	1,434,473

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
December 31, 2023 – 21,111,043 shares issued and outstanding	211	212
March 31, 2023 – 21,221,960 shares issued and outstanding
Additional paid-in capital	54,982	55,511
Retained earnings	120,734	117,826
Accumulated other comprehensive loss	(17,455)	(18,310)
Total shareholders' equity	158,472	155,239
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,590,623	$1,589,712

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except share and per share data) (Unaudited)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$11,645	$11,531	$34,288	$33,496
Interest on investment securities – taxable	2,231	2,397	6,826	6,403
Interest on investment securities – nontaxable	65	66	196	197
Other interest and dividends	331	449	954	1,629
Total interest and dividend income	14,272	14,443	42,264	41,725

INTEREST EXPENSE:
Interest on deposits	2,059	289	5,264	897
Interest on borrowings	2,889	454	7,466	1,036
Total interest expense	4,948	743	12,730	1,933
Net interest income	9,324	13,700	29,534	39,792
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	9,324	13,700	29,534	39,792

NON-INTEREST INCOME:
Fees and service charges	1,533	1,502	4,871	4,903
Asset management fees	1,266	1,137	3,920	3,459
BOLI	211	194	669	626
Other, net	46	130	288	235
Total non-interest income, net	3,056	2,963	9,748	9,223

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,091	5,982	17,979	17,819
Occupancy and depreciation	1,698	1,536	4,930	4,600
Data processing	712	705	2,096	2,184
Amortization of CDI	27	29	81	87
Advertising and marketing	282	202	950	694
FDIC insurance premium	178	116	530	351
State and local taxes	355	225	814	634
Telecommunications	56	48	161	153
Professional fees	353	343	961	924
Other	799	662	2,116	1,975
Total non-interest expense	10,551	9,848	30,618	29,421

INCOME BEFORE INCOME TAXES	1,829	6,815	8,664	19,594
PROVISION FOR INCOME TAXES	377	1,575	1,897	4,508
NET INCOME	$1,452	$5,240	$6,767	$15,086

Earnings per common share:
Basic	$0.07	$0.24	$0.32	$0.69
Diluted	0.07	0.24	0.32	0.69
Weighted average number of common shares outstanding:
Basic	21,113,464	21,504,903	21,146,888	21,717,959
Diluted	21,113,464	21,513,617	21,148,679	21,726,552

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands) (Unaudited)	2023	2022	2023	2022

Net income	$1,452	$5,240	$6,767	$15,086

Other comprehensive income (loss):
Net unrealized holding gains (losses) from available for sale investment securities arising during the period, net of tax (expense) benefit of ($1,968), ($283), ($270) and $3,666, respectively	6,236	894	855	(11,607)
Total comprehensive income, net	$7,688	$6,134	$7,622	$3,479

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Loss	Total
	Shares	Amount

For the three months ended December 31, 2022

Balance October 1, 2022	21,507,132	$214	$57,233	$112,167	$(22,452)	$147,162

Net income	—	—	—	5,240	—	5,240
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,290)	—	(1,290)
Stock repurchased	(10,797)	—	(81)	—	—	(81)
Stock-based compensation expense	—	—	100	—	—	100
Other comprehensive income, net	—	—	—	—	894	894
Balance December 31, 2022	21,496,335	$214	$57,252	$116,117	$(21,558)	$152,025

For the nine months ended December 31, 2022

Balance April 1, 2022	22,127,396	$221	$62,048	$104,931	$(9,951)	$157,249

Net income	—	—	—	15,086	—	15,086
Cash dividends on common stock ($0.18 per share)	—	—	—	(3,900)	—	(3,900)
Exercise of stock options	1,511	—	4	—	—	4
Stock repurchased	(701,291)	(7)	(4,858)	—	—	(4,865)
Restricted stock grants and forfeited, net	68,719	—	—	—	—	—
Stock-based compensation expense	—	—	292	—	—	292
Purchase of subsidiary shares from noncontrolling interest	—	—	(234)	—	—	(234)
Other comprehensive loss, net	—	—	—	—	(11,607)	(11,607)
Balance December 31, 2022	21,496,335	$214	$57,252	$116,117	$(21,558)	$152,025

For the three months ended December 31, 2023

Balance October 1, 2023	21,125,889	$211	$54,963	$120,556	$(23,691)	$152,039

Net income	—	—	—	1,452	—	1,452
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,274)	—	(1,274)
Restricted stock grants and forfeited, net	(14,846)	—	—	—	—	—
Stock-based compensation, net	—	—	19	—	—	19
Other comprehensive income, net	—	—	—	—	6,236	6,236
Balance December 31, 2023	21,111,043	$211	$54,982	$120,734	$(17,455)	$158,472

For the nine months ended December 31, 2023

Balance April 1, 2023	21,221,960	$212	$55,511	$117,826	$(18,310)	$155,239

Adjustment to retained earnings, net of tax; adoption of ASU 2016-13	—	—	—	(53)	—	(53)
Net income	—	—	—	6,767	—	6,767
Cash dividends on common stock ($0.18 per share)	—	—	—	(3,806)	—	(3,806)
Exercise of stock options	12,799	—	36	—	—	36
Stock repurchased	(109,162)	(1)	(576)	—	—	(577)
Restricted stock grants and forfeited, net	(14,554)	—	—	—	—	—
Stock-based compensation, net	—	—	11	—	—	11
Other comprehensive income, net	—	—	—	—	855	855
Balance December 31, 2023	21,111,043	$211	$54,982	$120,734	$(17,455)	$158,472

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(In thousands) (Unaudited)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,767	$15,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,934	2,053
Purchased loans amortization (accretion), net	92	(43)
Stock-based compensation expense	11	292
Increase (decrease) in deferred loan origination fees, net of amortization	326	(30)
Income from BOLI	(669)	(626)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	1,577	(258)
Accrued interest receivable	(458)	(1,077)
Accrued expenses and other liabilities	11,041	(405)
Net cash provided by operating activities	20,621	14,992

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan (originations) repayments, net	(2,093)	22,333
Purchases of loans receivable	(7,658)	(48,330)
Principal repayments on investment securities available for sale	13,229	11,907
Purchases of investment securities available for sale	—	(73,303)
Proceeds from calls of investment securities available for sale	3,016	10
Principal repayments on investment securities held to maturity	10,867	14,033
Purchases of investment securities held to maturity	—	(8,496)
Purchases of premises and equipment and capitalized software	(3,812)	(4,449)
Redemption of certificates of deposits held for investment	249	—
Purchase of FHLB stock, net	(1,159)	(1,290)
Proceeds from sales of real estate owned ("REO") and premises and equipment	—	63
Net cash provided by (used in) investing activities	12,639	(87,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(46,325)	(167,881)
Dividends paid	(3,814)	(3,827)
Proceeds from borrowings	465,480	38,514
Repayment of borrowings	(432,180)	(6,250)
Net decrease in advance payments by borrowers for taxes and insurance	(326)	(212)
Principal payments on finance lease liability	(45)	(40)
Proceeds from exercise of stock options	36	4
Repurchase of common stock	(577)	(4,865)
Net cash used in financing activities	(17,751)	(144,557)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,509	(217,087)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,044	241,424
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,553	$24,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,205	$1,696
Income taxes	1,620	3,993

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,267	$1,290
Net unrealized holding gains (losses) from available for sale investment securities	1,125	(15,273)
Income tax effect related to other comprehensive (income) loss	(270)	3,666
Adjustment to retained earnings, net of deferred tax; - adoption of ASU 2016-13	(53)	—

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2023 (“2023 Form 10-K”). The unaudited consolidated results of operations for the nine months ended December 31, 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2024.

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

3.      STOCK PLANS AND STOCK-BASED COMPENSATION

Stock Option Plans - In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective in July 2003 and expired in July 2013. Accordingly, no further option awards may be granted under the 2003 Plan. Further, no options granted under the 2003 plan remain outstanding as of December 31, 2023, with all such awards having been either previously exercised or forfeited.  Each option granted under the 2003 Plan had an exercise price equal to the fair value of the Company’s common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. At December 31, 2023, there were 1,532,003 shares available for grant under the 2017 Plan. The 2003 Plan and the 2017 Plan are collectively referred to as “the Stock Option Plans”.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, considering the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the nine months ended December 31, 2023 and 2022.

As of December 31, 2023, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the nine months ended December 31, 2023 and 2022 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the periods shown:

	Nine Months Ended December 31,		Nine Months Ended December 31,
	2023		2022
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Balance, beginning of period	14,310	$2.78	17,332	$2.78
Options exercised	(12,799)	2.78	(1,511)	2.78
Options expired	(1,511)	2.78	(1,511)	2.78
Balance, end of period	—	$—	14,310	$2.78

There were no stock options outstanding as of December 31, 2023. The following table presents information on stock options outstanding, less estimated forfeitures, as of December 31, 2022:

2022
Stock options fully vested and expected to vest:
Number	14,310
Weighted average exercise price	$2.78
Aggregate intrinsic value (1)	$70,000
Weighted average contractual term of options (years)	0.54
Stock options fully vested and currently exercisable:
Number	14,310
Weighted average exercise price	$2.78
Aggregate intrinsic value (1)	$70,000
Weighted average contractual term of options (years)	0.54

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $28,000 and $7,000 for the nine months ended December 31, 2023 and 2022, respectively, under the Stock Option Plans.

The Company may grant restricted stock pursuant to the 2017 Plan of which vesting can either be time based or performance based. Performance based awards are subject to attaining certain performance metrics and all, or a portion of, the performance based awards can subsequently be cancelled for not attaining the predetermined performance metrics. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $19,000 and $100,000 for the three months ended December 31, 2023 and 2022, and $11,000 and $292,000 for the nine months ended December 31, 2023 and 2022, respectively. The decreased amount for the three and nine months ended December 31, 2023 resulted from restricted stock forfeited during the three and nine months ended December 31, 2023 totaling ($26,000) and ($238,000), respectively. The unrecognized stock-based compensation related to restricted stock was $267,000 and $539,000 at December 31, 2023 and 2022, respectively. The weighted average vesting period for the restricted stock was 1.51 years and 1.33 years at December 31, 2023 and 2022, respectively.

A summary of changes in nonvested restricted stock awards for the periods shown:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Nine Months Ended December 31, 2023	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	29,977	$6.14	132,645	$6.05	162,622	$6.07
Granted	19,926	5.21	84,040	5.21	103,966	5.21
Forfeited	(19,006)	5.81	(99,514)	5.94	(118,520)	5.92
Vested	(15,118)	5.77	(53,774)	5.38	(68,892)	5.47
Balance, end of period	15,779	$5.72	63,397	$5.68	79,176	$5.69

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Nine Months Ended December 31, 2022	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	26,855	$6.02	121,492	$5.70	148,347	$5.76
Granted	15,571	6.30	56,125	6.30	71,696	6.30
Forfeited	—	—	(2,977)	7.56	(2,977)	7.56
Vested	(12,449)	6.07	(41,995)	5.26	(54,444)	5.45
Balance, end of period	29,977	$6.14	132,645	$6.05	162,622	$6.07

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the nine months ended December 31, 2023 and 2022, there were no stock options excluded in computing diluted EPS.

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

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Basic EPS computation:
Numerator-net income	$1,452,000	$5,240,000	$6,767,000	$15,086,000
Denominator-weighted average common shares outstanding	21,113,464	21,504,903	21,146,888	21,717,959
Basic EPS	$0.07	$0.24	$0.32	$0.69
Diluted EPS computation:
Numerator-net income	$1,452,000	$5,240,000	$6,767,000	$15,086,000
Denominator-weighted average common shares outstanding	21,113,464	21,504,903	21,146,888	21,717,959
Effect of dilutive stock options	—	8,714	1,791	8,593

Weighted average common shares and common stock equivalents	21,113,464	21,513,617	21,148,679	21,726,552
Diluted EPS	$0.07	$0.24	$0.32	$0.69

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2023
Available for sale:
Municipal securities	$47,719	$49	$(7,461)	$40,307
Agency securities	89,206	—	(5,214)	83,992
Real estate mortgage investment conduits (1)	32,021	—	(5,601)	26,420
Residential mortgage-backed securities (1)	14,191	3	(898)	13,296
Other mortgage-backed securities (2)	36,292	4	(3,850)	32,446
Total available for sale	$219,429	$56	$(23,024)	$196,461

Held to maturity:
Municipal securities	$10,326	$—	$(2,796)	$7,530
Agency securities	54,077	—	(4,293)	49,784
Real estate mortgage investment conduits (1)	32,538	—	(5,031)	27,507
Residential mortgage-backed securities (1)	115,213	—	(16,831)	98,382
Other mortgage-backed securities (3)	20,505	—	(3,233)	17,272
Total held to maturity	$232,659	$—	$(32,184)	$200,475

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2023
Available for sale:
Municipal securities	$47,857	$16	$(7,612)	$40,261
Agency securities	91,858	23	(5,974)	85,907
Real estate mortgage investment conduits (1)	34,247	—	(5,370)	28,877
Residential mortgage-backed securities (1)	16,512	—	(1,041)	15,471
Other mortgage-backed securities (2)	45,117	4	(4,138)	40,983
Total available for sale	$235,591	$43	$(24,135)	$211,499

Held to maturity:
Municipal securities	$10,344	$—	$(2,859)	$7,485
Agency securities	53,941	—	(5,091)	48,850
Real estate mortgage investment conduits (1)	35,186	—	(4,769)	30,417
Residential mortgage-backed securities (1)	123,773	—	(17,542)	106,231
Other mortgage-backed securities (3)	20,599	—	(3,368)	17,231
Total held to maturity	$243,843	$—	$(33,629)	$210,214

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.
(3)	Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of December 31, 2023 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$19,327	$19,198	$5,950	$5,789
Due after one year through five years	81,420	76,498	42,356	39,510
Due after five years through ten years	43,231	37,703	23,380	19,618
Due after ten years	75,451	63,062	160,973	135,558
Total	$219,429	$196,461	$232,659	$200,475

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$448	$(1)	$37,463	$(7,460)	$37,911	$(7,461)
Agency securities	5,819	(17)	78,173	(5,197)	83,992	(5,214)
Real estate mortgage investment conduits (1)	—	—	26,420	(5,601)	26,420	(5,601)
Residential mortgage-backed securities (1)	—	—	12,872	(898)	12,872	(898)
Other mortgage-backed securities (2)	846	(2)	31,260	(3,848)	32,106	(3,850)
Total available for sale	$7,113	$(20)	$186,188	$(23,004)	$193,301	$(23,024)

Held to maturity:
Municipal securities	$—	$—	$7,530	$(2,796)	$7,530	$(2,796)
Agency securities	—	—	49,784	(4,293)	49,784	(4,293)
Real estate mortgage investment conduits (1)	—	—	27,507	(5,031)	27,507	(5,031)
Residential mortgage-backed securities (1)	—	—	98,382	(16,831)	98,382	(16,831)
Other mortgage-backed securities (3)	—	—	17,272	(3,233)	17,272	(3,233)
Total held to maturity	$—	$—	$200,475	$(32,184)	$200,475	$(32,184)

March 31, 2023

Available for sale:
Municipal securities	$6,277	$(133)	$32,797	$(7,479)	$39,074	$(7,612)
Agency securities	43,451	(747)	36,646	(5,227)	80,097	(5,974)
Real estate mortgage investment conduits (1)	2,693	(97)	26,184	(5,273)	28,877	(5,370)
Residential mortgage-backed securities (1)	3,449	(147)	12,022	(894)	15,471	(1,041)
Other mortgage-backed securities (2)	13,876	(376)	26,619	(3,762)	40,495	(4,138)
Total available for sale	$69,746	$(1,500)	$134,268	$(22,635)	$204,014	$(24,135)

Held to maturity:
Municipal securities	$—	$—	$7,485	$(2,859)	$7,485	$(2,859)
Agency securities	8,413	(240)	40,437	(4,851)	48,850	(5,091)
Real estate mortgage investment conduits (1)	2,580	(191)	27,837	(4,578)	30,417	(4,769)
Residential mortgage-backed securities (1)	2	—	106,229	(17,542)	106,231	(17,542)
Other mortgage-backed securities (3)	—	—	17,231	(3,368)	17,231	(3,368)
Total held to maturity	$10,995	$(431)	$199,219	$(33,198)	$210,214	$(33,629)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.
(3)	Comprised of FHLMC and FNMA issued securities.

Allowance for Credit Losses (“ACL”) on Available-for-Sale Debt Securities – Each reporting period, the Company assesses each available for sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on available for sale debt securities at December 31, 2023 or upon adoption of ASU 2016-13 on April 1, 2023. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

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

ACL on Held to Maturity Debt Securities – The Company separately evaluates its held to maturity debt securities for any credit losses based on probability of default and loss given default utilizing historical industry data based on investment category. The probability of default and loss given default are incorporated into the present value of expected cash flows and compared against amortized cost. The Company did not record an ACL on held to maturity debt securities as the impact was insignificant.

The Company had no sales and realized no gains or losses on sales of investment securities for the nine months ended December 31, 2023 and 2022. Investment securities available for sale with an amortized cost of $2.8 million and $3.2 million and an estimated fair value of $2.5 million and $2.9 million at December 31, 2023 and March 31, 2023, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $11.4 million and $12.3 million and a fair value of $9.6 million and $10.4 million at December 31, 2023 and March 31, 2023, respectively, were pledged as collateral for government public funds held by the Bank.

6.      LOANS AND ALLOWANCE FOR CREDIT LOSSES FOR LOANS

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. Deferred loan fees totaled $4.7 million and $4.4 million at December 31, 2023 and March 31, 2023, respectively. Loans receivable discounts and premiums totaled $1.3 million and $1.9 million, respectively, at December 31, 2023, compared to $1.4 million and $2.1 million, respectively, at March 31, 2023. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31,	March 31,
	2023	2023
Commercial and construction
Commercial business	$229,249	$232,868
Commercial real estate	573,075	564,496
Land	8,690	6,437
Multi-family	67,017	55,836
Real estate construction	42,167	47,762
Total commercial and construction	920,198	907,399

Consumer
Real estate one-to-four family	96,266	99,673
Other installment	1,735	1,784
Total consumer	98,001	101,457

Total loans	1,018,199	1,008,856

Less: ACL for loans (1)	15,361	15,309
Loans receivable, net	$1,002,838	$993,547

(1)	All amounts prior to April 1, 2023 were calculated using the previous incurred loss methodology to compute our allowance for loan losses, which is not directly comparable to the current expected credit losses (“CECL”) methodology.

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2023, loans carried at $617.9 million were pledged as collateral to the FHLB of Des Moines and Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

Substantially all the Company’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of December 31, 2023 and March 31, 2023, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following table sets forth the Company’s loan portfolio at December 31, 2023 by risk attribute and year of origination as well as current period gross charge-offs:

	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2024	2023	2022	2021	2020	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$10,078	$63,586	$87,431	$30,264	$17,299	$13,038	$3,131	$224,827
Special Mention	—	251	773	—	552	286	2,497	4,359
Substandard	—	—	—	—	—	63	—	63
Total commercial business	$10,078	$63,837	$88,204	$30,264	$17,851	$13,387	$5,628	$229,249
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$24,867	$60,034	$148,293	$90,346	$53,902	$163,891	$—	$541,333
Special Mention	—	3,780	903	—	—	26,975	—	31,658
Substandard	—	—	—	—	—	84	—	84
Total commercial real estate	$24,867	$63,814	$149,196	$90,346	$53,902	$190,950	$—	$573,075
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land
Risk rating
Pass	$3,501	$2,361	$98	$1,809	$110	$454	$—	$8,333
Special Mention	—	357	—	—	—	—	—	357
Total land	$3,501	$2,718	$98	$1,809	$110	$454	$—	$8,690
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$684	$17,150	$32,221	$5,066	$8,965	$2,834	$—	$66,920
Special Mention	—	—	—	—	35	32	—	67
Substandard	—	—	—	—	—	30	—	30
Total multi-family	$684	$17,150	$32,221	$5,066	$9,000	$2,896	$—	$67,017
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2024	2023	2022	2021	2020	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$12,805	$17,536	$11,056	$—	$—	$—	$—	$41,397
Special Mention	770	—	—	—	—	—	—	770
Total real estate construction	$13,575	$17,536	$11,056	$—	$—	$—	$—	$42,167
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$61,048	$4,194	$4,411	$15,145	$11,430	$96,228
Substandard	—	—	—	—	—	38	—	38
Total real estate one-to-four family	$—	$—	$61,048	$4,194	$4,411	$15,183	$11,430	$96,266
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Risk rating
Pass	$311	$612	$223	$86	$34	$18	$451	$1,735
Total other installment	$311	$612	$223	$86	$34	$18	$451	$1,735
Current YTD gross write-offs	$—	$11	$—	$—	$—	$2	$—	$13

Total loans receivable, gross
Risk rating
Pass	$52,246	$161,279	$340,370	$131,765	$84,721	$195,380	$15,012	$980,773
Special Mention	770	4,388	1,676	—	587	27,293	2,497	37,211
Substandard	—	—	—	—	—	215	—	215
Total loans receivable, gross	$53,016	$165,667	$342,046	$131,765	$85,308	$222,888	$17,509	$1,018,199
Total current YTD gross write-offs	$—	$11	$—	$—	$—	$2	$—	$13

ACL on Loans - The Company adopted the new accounting standard for the ACL, commonly referred to as the current expected credit losses or CECL methodology, as of April 1, 2023. All disclosures as of and for the three and nine months ended December 31, 2023 are presented in accordance with the new accounting standard. The comparative financial periods prior to the adoption of this new accounting standard are presented and disclosed under previously applicable GAAP’s incurred loss methodology, which is not directly comparable to the recently adopted CECL methodology. For further information regarding the ACL, see Note 11 to the Consolidated Financial Statements. As a result of implementing this new accounting standard, there was a one-time adjustment to the fiscal year 2024 opening ACL balance of $42,000. The Company elected not to measure an ACL for accrued interest receivable on loans and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

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

The following tables detail activity in the ACL for loans at or for the three and nine months ended December 31, 2023 under the CECL methodology, and in the allowance for loan losses under the incurred loss methodology for the three and nine months ended December 31, 2022, by loan category (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
December 31, 2023	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total

Beginning balance	$5,339	$7,138	$112	$293	$860	$1,604	$—	$15,346
Provision for (recapture of) credit losses	(74)	141	45	41	(129)	(24)	—	—
Charge-offs	—	—	—	—	—	(2)	—	(2)
Recoveries	—	—	—	—	—	17	—	17
Ending balance	$5,265	$7,279	$157	$334	$731	$1,595	$—	$15,361

Nine months ended
December 31, 2023

Beginning balance	$3,123	$8,894	$93	$798	$764	$1,127	$510	$15,309
Impact of adopting CECL (ASU 2016-13)	1,884	(1,494)	40	(492)	131	483	(510)	42
Provision for (recapture of) credit losses	258	(121)	24	28	(164)	(25)	—	—
Charge-offs	—	—	—	—	—	(13)	—	(13)
Recoveries	—	—	—	—	—	23	—	23
Ending balance	$5,265	$7,279	$157	$334	$731	$1,595	$—	$15,361

Three months ended
December 31, 2022

Beginning balance	$2,789	$8,230	$124	$856	$638	$1,225	$690	$14,552
Provision for (recapture of) loan losses	101	(254)	(26)	(41)	206	(42)	56	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	6	—	6
Ending balance	$2,890	$7,976	$98	$815	$844	$1,189	$746	$14,558

Nine months ended
December 31, 2022

Beginning balance	$2,422	$9,037	$168	$845	$393	$943	$715	$14,523
Provision for (recapture of) loan losses	468	(1,061)	(70)	(30)	451	211	31	—
Charge-offs	—	—	—	—	—	(16)	—	(16)
Recoveries	—	—	—	—	—	51	—	51
Ending balance	$2,890	$7,976	$98	$815	$844	$1,189	$746	$14,558

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

Non-accrual loans: Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $8,000 and $10,000 for the nine months ended December 31, 2023 and 2022, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
December 31, 2023	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$3,896	$—	$63	$3,959	$225,290	$229,249
Commercial real estate	821	—	85	906	572,169	573,075
Land	—	—	—	—	8,690	8,690
Multi-family	—	—	—	—	67,017	67,017
Real estate construction	—	—	—	—	42,167	42,167
Consumer	13	—	38	51	97,950	98,001
Total	$4,730	$—	$186	$4,916	$1,013,283	$1,018,199

March 31, 2023

Commercial business	$1,967	$1,569	$97	$3,633	$229,235	$232,868
Commercial real estate	—	—	100	100	564,396	564,496
Land	—	—	—	—	6,437	6,437
Multi-family	—	—	—	—	55,836	55,836
Real estate construction	—	—	—	—	47,762	47,762
Consumer	11	—	86	97	101,360	101,457
Total	$1,978	$1,569	$283	$3,830	$1,005,026	$1,008,856

Included in the 30-89 days past due loans at December 31, 2023 are $1.4 million of fully guaranteed SBA or United States Department of Agriculture (“USDA”) loans. These government guaranteed loans are classified as pass rated loans and are not considered to be either nonaccrual, classified or impaired loans because based on the guarantee, the Company expects to receive all principal and interest according to the contractual terms of the loan agreement and there are no well-defined weaknesses or risk of loss. As a result, these loans were omitted from the required calculation of the ACL for loans. Interest income foregone on non-accrual loans was $8,000 and $14,000 for the nine months ended December 31, 2023 and the year ended March 31, 2023, respectively. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at December 31, 2023 and March 31, 2023 – Asset Quality, discussed below.

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

Impaired loans and Allowance for Loan Losses: Prior to the implementation of Financial Instruments – Credit Losses (ASU 2016-13) on April 1, 2023, a loan was considered impaired when based on current information and circumstances, the Company determines it was probable that it would be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Factors considered in determining impairment included, but were not limited to, the financial condition of the borrower, the value of the underlying collateral and the status of the economy. Prior to the implementation of ASU 2016-13, impaired loans were comprised of troubled debt restructuring (“TDR”) loans that were performing under their restructured terms. Two of the impaired loans were on non-accrual status.

At December 31, 2023, the Company had $148,000 of non-accrual loans with no ACL and $38,000 of non-accrual loans with an ACL of $1,000. The amortized cost of collateral dependent loans as of December 31, 2023, were $63,000 and $85,000 for commercial business and commercial real estate, respectively.

The following tables present the total and average recorded investment in impaired loans at the dates and for the periods indicated (in thousands):

	Recorded	Recorded
	Investment	Investment
	with	with			Related
	No Specific	Specific	Total	Unpaid	Specific
March 31, 2023	Valuation	Valuation	Recorded	Principal	Valuation
	Allowance	Allowance	Investment	Balance	Allowance
Commercial business	$79	$—	$79	$127	$—
Commercial real estate	100	—	100	162	—
Consumer	355	95	450	442	6
Total	$534	$95	$629	$731	$6

	Three months ended		Nine months ended
	December 31, 2022		December 31, 2022
		Interest		Interest
		Recognized		Recognized
	Average	on	Average	on
	Recorded	Impaired	Recorded	Impaired
	Investment	Loans	Investment	Loans

Commercial business	$87	$—	$92	$—
Commercial real estate	109	—	114	—
Consumer	471	5	481	17
Total	$667	$5	$687	$17

The cash basis interest income on impaired loans was not materially different than the interest recognized on impaired loans as shown in the above table.

Troubled debt restructurings (“TDRs”): On April 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments – Credit Losses (ASU 2016-13). The ASU eliminated the accounting guidance for TDR loans for creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. No loans to borrowers experiencing financial difficulty were modified in the three and nine months ended December 31, 2023. At December 31, 2022, all TDR loans were paying as agreed. There were no new TDRs for the nine months ended December 31, 2022.

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

7.      GOODWILL

Goodwill and certain other intangibles generally arise from business combinations accounted for under the purchase method of accounting. Goodwill and other intangibles deemed to have indefinite lives generated from business combinations are not subject to amortization and are instead tested for impairment not less than annually. The Company has two reporting units, the Bank and the Trust Company, for purposes of evaluating goodwill for impairment. All the Company’s goodwill has been allocated to the Bank reporting unit.

The Company performed an impairment assessment as of October 31, 2023 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods. The Company completed a qualitative assessment of goodwill as of December 31, 2023, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date.

8.      FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	December 31, 2023	March 31, 2023
FHLB advances	$157,054	$123,754
Weighted average interest rate on FHLB advances (1)	5.37%	4.88%

(1) Computed based on the borrowing activity for the nine months ended December 31, 2023 and the fiscal year ended March 31, 2023, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At December 31, 2023, based on collateral values, the Bank had additional borrowing capacity of $137.8 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At December 31, 2023, loans carried at $492.7 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, which totaled $27.0 million and $26.9 million at December 31, 2023 and March 31, 2023, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both December 31, 2023 and March 31, 2023, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at December 31, 2023 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	7.01%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	7.00%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	8.72%	6/2033
		27,836
Fair value adjustment (4)		(854)
Total Debentures		$26,982

(1)	The trust preferred securities reprice quarterly based on the three-month Chicago Mercantile Exchange (“CME”) Term SOFR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$40,307	$—	$40,307	$—
Agency securities	83,992	—	83,992	—
Real estate mortgage investment conduits	26,420	—	26,420	—
Residential mortgage-backed securities	13,296	—	13,296	—
Other mortgage-backed securities	32,446	—	32,446	—
Total assets measured at fair value on a recurring basis	$196,461	$—	$196,461	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2023	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$40,261	$—	$40,261	$—
Agency securities	85,907	—	85,907	—
Real estate mortgage investment conduits	28,877	—	28,877	—
Residential mortgage-backed securities	15,471	—	15,471	—
Other mortgage-backed securities	40,983	—	40,983	—
Total assets measured at fair value on a recurring basis	$211,499	$—	$211,499	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 for both the nine months ended December 31, 2023 and the year ended March 31, 2023.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
December 31, 2023	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$37,553	$37,553	$—	$—	$37,553
Investment securities available for sale	196,461	—	196,461	—	196,461
Investment securities held to maturity	232,659	—	200,475	—	200,475
Loans receivable, net	1,002,838	—	—	940,461	940,461
FHLB stock	8,026	—	8,026	—	8,026

Liabilities:
Certificates of deposit	170,491	—	168,101	—	168,101
FHLB advances	157,054	—	156,960	—	156,960
Junior subordinated debentures	26,982	—	—	18,989	18,989

	Carrying				Estimated
March 31, 2023	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$22,044	$22,044	$—	$—	$22,044
Certificates of deposit held for investment	249	—	248	—	248
Investment securities available for sale	211,499	—	211,499	—	211,499
Investment securities held to maturity	243,843	—	210,214	—	210,214
Loans receivable, net	993,547	—	—	931,784	931,784
FHLB stock	6,867	—	6,867	—	6,867

Liabilities:
Certificates of deposit	128,833	—	126,072	—	126,072
FHLB advances	123,754	—	123,679	—	123,679
Junior subordinated debentures	26,918	—	—	17,698	17,698

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

11.      NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued by the Financial Accounting Standards Board (“FASB”) in June 2016. This ASU replaces the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as the CECL methodology. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an ACL for available-for-sale securities through the income statement for the credit portion of that mark. The adoption of CECL had an insignificant impact on the Company’s held to maturity and available for sale securities portfolios. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in the ACL recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU is effective for smaller reporting companies, such as the Company, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that has credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of ASU 2016-13. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. On April 1, 2023, the Company adopted ASU 2016-13, which resulted in a net of tax charge of $53,000 to retained earnings, a $42,000 increase to ACL for loans, and a $28,000 increase to ACL for credit losses on unfunded commitments for the cumulative effect of adopting this guidance.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write offs by year of origination for financial receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13. On April 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted. The Company had no loans modified to borrowers experiencing financial difficulty during the nine months ended December 31, 2023.  The Company had $13,000 in write offs and $23,000 in recoveries from other installment loans for the nine months ended December 31, 2023.

12.      REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC Topic 606 “Revenues from Contracts with Customers” (“ASC 606”), revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company’s revenue is from interest income, which is not within the scope of ASC 606. All the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income except for gains on sales of REO and premises and equipment, which are included in non-interest expense.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is generally the principal in these contracts, except for interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur monthly, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer. For the nine months ended December 31, 2023 and 2022, substantially all the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Asset management fees	$1,266	$1,137	$3,920	$3,459
Debit card and ATM fees	808	803	2,500	2,598
Deposit related fees	465	427	1,374	1,304
Loan related fees	99	99	471	422
BOLI (1)	211	194	669	626
FHLMC loan servicing fees (1)	21	13	64	55
Other, net	186	290	750	759
Total non-interest income, net	$3,056	$2,963	$9,748	$9,223

(1)	Not within scope of ASC 606

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

Contract Balances

As of December 31, 2023, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of December 31, 2023 and 2022.

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

Significant off-balance sheet commitments at December 31, 2023 are listed below (in thousands):

Contract or Notional
Amount
December 31,
2023
Commitments to extend credit:
Adjustable-rate	$9,837
Fixed-rate	52
Standby letters of credit	1,600
Undisbursed loan funds and unused lines of credit	161,703
Total	$173,192

Other contractual obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2023, loans under warranty totaled $32.7 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At December 31, 2023, the Company had an ACL for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company did not incur any losses related to public depository funds for the nine months ended December 31, 2023 and 2022.

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

14.      LEASES

The Company has a finance lease for the shell of the building constructed as the Company’s operations center which expires in November 2039. The Company is also obligated under various noncancelable operating lease agreements for land, buildings and equipment that require future minimum rental payments. For each operating lease with an initial term of more than 12 months, the Company records an operating lease right-of-use (“ROU”) asset (representing the right to use the underlying asset for the lease term) and an operating lease liability (representing the obligation to make lease payments required under the terms of the lease). Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate – derived from information available at the lease commencement date – as the discount rate when determining the present value of lease payments. The Company does not have any operating leases with an initial term of 12 months or less. Certain operating leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Certain operating leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. Lease extensions are not reasonably certain and the Company generally does not include payments occurring during option periods in the calculation of its operating lease ROU assets and operating lease liabilities.

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheets at the dates indicated (in thousands):

	December 31,		March 31,		Classification in the
Leases	2023		2023		consolidated balance sheets
Finance lease ROU assets	$1,221		$1,278		Financing lease ROU assets
Finance lease liability	$2,184		$2,229		Finance lease liability
Finance lease remaining lease term	15.93	years	16.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$5,788		$6,705		Prepaid expenses and other assets
Operating lease liabilities	$6,105		$7,064		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	5.53	years	6.15	years
Operating lease weighted-average discount rate	1.75%		1.78%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended
Lease Costs	December 31, 2023	December 31, 2022
Finance lease amortization of right-of-use asset	$20	$20
Finance lease interest on lease liability	39	41
Operating lease costs	283	283
Variable lease costs	53	52
Total lease cost (1)	$395	$396

	Nine months ended	Nine months ended
Lease Costs	December 31, 2023	December 31, 2022
Finance lease amortization of ROU asset	$58	$58
Finance lease interest on lease liability	119	122
Operating lease costs	849	849
Variable lease costs	157	157
Total lease cost (1)	$1,183	$1,186

(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $343,000 and $1.0 million for the three and nine months ended December 31, 2023, compared to $338,000 and $1.0 million for the three and nine months ended December 31, 2022, respectively. During the three and nine months ended December 31, 2023 and 2022, the Company did not record any operating lease ROU assets that were exchanged for operating lease liabilities.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of December 31, 2023 (in thousands):

Fiscal Year Ending March 31:	Operating	Finance
	Leases	Lease
Remainder of Fiscal 2024	$345	$56
2025	1,375	222
2026	1,125	226
2027	1,116	230
2028	899	232
Thereafter	1,631	2,711
Total minimum lease payments	6,491	3,677
Less: amount of lease payments representing interest	(386)	(1,493)
Lease liabilities	$6,105	$2,184

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are discussed in our 2023 Form 10-K under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and Part II. Item 8, “Note 1 Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosures contained in the Company’s 2023 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services business, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. Additionally, the Company, from time to time, will purchase commercial business loans as a way to supplement loan originations and diversify the commercial loan portfolio. These loans are originated by a third-party located outside the Company’s primary market area. The Company also purchases the guaranteed portion of Small Business Administration (“SBA”) loans to help loan portfolio diversification, supplement loan originations and generate a higher yield than overnight cash investments or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area and are purchased with servicing retained by the seller. The Company’s loans receivable, net, totaled $1.0 billion at December 31, 2023 compared to $993.5 million at March 31, 2023.

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

Operating Strategy

Fiscal year 2024 marks the 100th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. Since 1998, the Company has been focusing on the expansion of its commercial and real estate construction loan portfolios. At December 31, 2023, commercial and real estate construction loans represented 90.4% of total loans compared to 89.9% at March 31, 2023. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in our strong asset quality and credit metrics. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure using experienced bankers in these areas and a conservative approach to its lending.

Introduction of New Products and Services.  The Company continuously reviews new products and services to provide its customers with more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $942.4 million and $890.6 million at December 31, 2023 and March 31, 2023, respectively.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

				Commercial and
	Commercial	Real Estate	Real Estate	Construction
	Business	Mortgage	Construction	Total
December 31, 2023

Commercial business	$229,249	$—	$—	$229,249
Commercial construction	—	—	26,396	26,396
Office buildings	—	115,645	—	115,645
Warehouse/industrial	—	107,966	—	107,966
Retail/shopping centers/strip malls	—	90,389	—	90,389
Assisted living facilities	—	382	—	382
Single purpose facilities	—	258,693	—	258,693
Land	—	8,690	—	8,690
Multi-family	—	67,017	—	67,017
One-to-four family construction	—	—	15,771	15,771
Total	$229,249	$648,782	$42,167	$920,198

March 31, 2023

Commercial business	$232,868	$—	$—	$232,868
Commercial construction	—	—	29,565	29,565
Office buildings	—	117,045	—	117,045
Warehouse/industrial	—	106,693	—	106,693
Retail/shopping centers/strip malls	—	82,700	—	82,700
Assisted living facilities	—	396	—	396
Single purpose facilities	—	257,662	—	257,662
Land	—	6,437	—	6,437
Multi-family	—	55,836	—	55,836
One-to-four family construction	—	—	18,197	18,197
Total	$232,868	$626,769	$47,762	$907,399

Comparison of Financial Condition at December 31, 2023 and March 31, 2023

Cash and cash equivalents, including interest-earning deposits in other banks, totaled $37.6 million at December 31, 2023 compared to $22.0 million at March 31, 2023. The Company’s cash balances typically fluctuate based upon funding needs, deposit activity and investment securities purchases. Based on the Company’s asset/liability management program and liquidity objectives, the Company may deploy excess cash balances to purchase investment securities depending on the rate environment and other considerations. As a part of this strategy, the Company may choose to invest in short-term certificates of deposit held for investment, all of which are fully insured by the FDIC. There were no certificates of deposit held for investment at December 31, 2023 compared to $249,000 at March 31, 2023.

Investment securities totaled $429.1 million and $455.3 million at December 31, 2023 and March 31, 2023, respectively. The decrease was due to normal pay downs, calls and maturities. There were no investment securities purchases during the nine months ended December 31, 2023 compared to $81.8 million for the nine months ended December 31, 2022. The Company’s investment securities primarily consist of a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At December 31, 2023, the Company determined that none of its investment securities required an allowance for credit losses (“ACL”). For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $1.0 billion at December 31, 2023 compared to $993.5 million at March 31, 2023, an increase of $9.3 million. The increase was primarily attributed to increases in multi-family loans of $11.2 million, commercial real estate loans of $8.6 million and land loans of $2.3 million. These increases were partially offset by decreases in real estate construction loans of $5.6 million, commercial business loans of $3.6 million, and real estate one-to-four family loans of $3.4 million.

The Company no longer originates one-to-four family mortgage loans; however, will from time to time purchase these loans consistent with its asset/liability objectives. Additionally, the Company will purchase commercial business loans to supplement loan originations and diversify the commercial loan portfolio. These commercial business loans are originated by a third-party located outside the Company’s primary market area. Commercial business loans purchased at December 31, 2023 totaled $28.3 million compared to $26.2 million at March 31, 2023. The Company also purchases the guaranteed portion of SBA loans to help loan portfolio diversification, supplement loan originations and generate a higher yield than overnight cash investments or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area and are purchased with servicing retained by the seller. At December 31, 2023, the Company’s purchased SBA loan portfolio was $51.8 million compared to $55.5 million at March 31, 2023.

Deposits decreased $46.3 million to $1.22 billion at December 31, 2023 compared to $1.27 billion at March 31, 2023 due to increased competition, pricing and an overall decrease in market liquidity. Regular savings accounts decreased $55.2 million and non-interest bearing accounts decreased $54.2 million. These decreases were partially offset by an increase of $41.7 million in certificates of deposit, $17.5 million in interest checking accounts, and $3.9 million in money market accounts. The Company had no wholesale-brokered deposits at December 31, 2023 and March 31, 2023. Core branch deposits accounted for 98.4% of total deposits at December 31, 2023 compared to 97.5% at March 31, 2023. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Accrued expenses and other liabilities increased $11.0 million to $26.7 million at December 31, 2023 compared to $15.7 million at March 31, 2023. The increase was primarily due to an outstanding balance in Trust sweep funds of $13.3 million at December 31, 2023 that were subsequently disbursed the following business day.

FHLB advances were $157.1 million at December 31, 2023 compared to $123.8 million at March 31, 2023, an increase of $33.3 million. FHLB advances at December 31, 2023 and March 31, 2023 were comprised of overnight advances totaling $107.1 million and $73.8 million, respectively, and a short-term borrowing of $50.0 million for both periods. FHLB advances were utilized to partially offset the decrease in deposit balances.

Shareholders' equity increased $3.2 million to $158.5 million at December 31, 2023 compared to $155.2 million at March 31, 2023. The increase was mainly attributable to current period net income of $6.8 million and a decrease in the accumulated other comprehensive loss related to the change in unrealized holding losses on securities available for sale, net of tax, of $855,000. Offsetting these changes were the repurchase of 109,162 shares of common stock totaling $577,000 and the payment of cash dividends totaling $3.8 million.

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

As of December 31, 2023, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital:
(To Risk-Weighted Assets)	$178,663	16.67%	$85,742	8.0%	$107,178	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	165,237	15.42	64,307	6.0	85,742	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	165,237	15.42	48,230	4.5	69,666	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	165,237	10.53	62,741	4.0	78,426	5.0

March 31, 2023
Total Capital:
(To Risk-Weighted Assets)	$180,001	16.94%	$85,013	8.0%	$106,266	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	166,688	15.69	63,760	6.0	85,013	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	166,688	15.69	47,820	4.5	69,073	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	166,688	10.47	63,679	4.0	79,599	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of December 31, 2023, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at December 31, 2023, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2023, the Bank used its sources of funds primarily to fund deposit withdrawals resulting from increased competition and pricing pressure and to fund loan commitments. At December 31, 2023, cash and cash equivalents and available for sale investment securities totaled $234.0 million, or 14.7% of total assets. Management believes that the Company’s security portfolio is of high quality and its securities would therefore be marketable. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At December 31, 2023, the Bank had no advances from the FRB and maintains a credit facility with the FRB with an available borrowing capacity of $125.2 million, subject to sufficient collateral. At December 31, 2023, the Bank had advances totaling $157.1 million from the FHLB and had an additional borrowing capacity of $137.8 million with the FHLB, subject to sufficient collateral and stock investment. At December 31, 2023, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

The Bank Term Funding Program (“BTFP”) was created by the Federal Reserve to support and make additional funding available to eligible depository institutions to help banks meet the needs of their depositors. Riverview has registered and is eligible to utilize the BTFP. Riverview does not intend to utilize the BTFP, but could do so should the need arise.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, historically it has not extensively relied on brokered deposits to fund its operations. At December 31, 2023 and March 31, 2023, the Bank had no wholesale brokered deposits. The Bank also participates in the Certificate of Deposit Account Registry Services (“CDARS”) and Insured Cash Sweep (“ICS”) deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for depositors while obtaining “pass-through” insurance for total deposits. The Bank’s CDARS and ICS balances were $45.2 million, or 3.71% of total deposits, and $22.8 million, or 1.8% of total deposits, at December 31, 2023 and March 31, 2023, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $682.1 million, or 42.9% of total assets at December 31, 2023.

At December 31, 2023, the Company had total commitments of $173.2 million, which includes commitments to extend credit of $9.9 million, unused lines of credit totaling $101.2 million, undisbursed real estate construction loans totaling $60.5 million, and standby letters of credit totaling $1.6 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2023 totaled $152.6 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan and investment securities maturities of less than one year totaling $31.8 million and $25.1 million, respectively, at December 31, 2023.

The Company incurs capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during the remainder of fiscal 2024 we expect cash expenditures of approximately $15,000 for capital investment in premises and equipment.

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.06 per share, as approved by the Board of Directors, which management believes is a dividend rate per share which enables the Company to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during fiscal 2024 at this rate of $0.06 per share, average total dividend paid each quarter would be approximately $1.3 million based on the number of the Company’s outstanding shares as of December 31, 2023. At December 31, 2023, Riverview Bancorp, Inc. had $8.8 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets, consisting solely of nonaccrual loans, were $186,000 or 0.01% of total assets at December 31, 2023, compared to nonperforming assets, consisting of nonaccrual loans and accruing loans 90 days or more past due, of $1.9 million or 0.12% of total assets at March 31, 2023. At December 31, 2023, there were no SBA and United States Department of Agriculture (“USDA”) government guaranteed loans included in nonperforming assets compared to $1.6 million of such loans at March 31, 2023. Nonperforming government guaranteed loans at March 31, 2023, were not considered to be nonaccrual loans and were still accruing interest because the Company expected to receive all principal and interest since the Company purchased the guaranteed portion of these loans which is backed by government guaranteed interest certificates.

The following table sets forth information regarding the Company’s nonperforming loans, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, at the dates indicated (dollars in thousands):

	December 31, 2023		March 31, 2023
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$63	1	$79
Commercial real estate	1	85	1	100
Consumer	1	38	3	86
Subtotal	3	186	5	265

SBA and USDA Government Guaranteed	—	—	6	1,587

Total	3	$186	11	$1,852

The decrease of $1.7 million in nonperforming assets is mainly attributed to a decrease in nonperforming SBA and USDA government guaranteed loans where payments were delayed due to the servicing transfer of these loans between two third-party servicers.

The ACL for loans was $15.4 million or 1.51% of total loans at December 31, 2023 and $15.3 million or 1.52% of total loans at March 31, 2023. For the nine months ended December 31, 2023 and 2022, the Company did not record a provision for credit losses. The coverage ratio of the ACL for loans to nonperforming loans was 8,259% at December 31, 2023 compared to 827% at March 31, 2023. The Company’s general valuation allowance to non-impaired loans was 1.51% and 1.52% at December 31, 2023 and March 31, 2023, respectively.

Management considers the ACL for loans and unfunded loan commitments to be adequate at December 31, 2023 based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing ACL in accordance with GAAP. However, a decline in national and local economic conditions (including declines as a result of inflation or recession), results of examinations by the Company’s banking regulators, or other factors could result in a material increase in the ACL for loans and unfunded loan commitments and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing ACL will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s impaired loans and ACL for loans and unfunded loan commitments, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	December 31, 2023	March 31, 2023

Loans accounted for on a non-accrual basis:
Commercial business (1)	$63	$97
Commercial real estate	85	100
Consumer	38	86
Total	186	283
Accruing loans which are contractually past due 90 days or more (2)	—	1,569
Total nonperforming loans	186	1,852
Real estate owned (“REO”)	—	—
Total nonperforming assets	$186	$1,852

Foregone interest on non-accrual loans (3)	$8	$14

(1)	Includes $18,000 of SBA and USDA government guaranteed loans at March 31, 2023.
(2)	Consists entirely of SBA and USDA government guaranteed loans.
(3)	Nine months ended December 31, 2023 and year ended March 31, 2023.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
December 31, 2023

Commercial business	$63	$—	$63
Commercial real estate	85	—	85
Consumer	38	—	38
Subtotal	186	—	186

SBA and USDA Government Guaranteed	—	—	—

Total nonperforming assets	$186	$—	$186

March 31, 2023

Commercial business	$79	$—	$79
Commercial real estate	100	—	100
Consumer	86	—	86
Subtotal	265	—	265

SBA and USDA Government Guaranteed	—	1,587	1,587

Total nonperforming assets	$265	$1,587	$1,852

At December 31, 2023, loans delinquent 30-89 days were 0.46% of total loans compared to 0.20% at March 31, 2023. At December 31, 2023, loans delinquent 30-89 days were comprised of commercial business loans, government guaranteed loans (which are included in commercial business), commercial real estate and consumer loans. At March 31, 2023, loans delinquent 30-89 days were comprised mainly of government guaranteed loans (which are included in commercial business), commercial business and consumer loans. There were no loans 30-89 days delinquent in the commercial real estate (“CRE”) portfolio at March 31, 2023. At December 31, 2023, CRE loans represented the largest portion of the loan portfolio at 56.28% of total loans and commercial business represented 22.52% of total loans.

Goodwill Valuation

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company has two reporting units, the Bank and the Trust Company, for purposes of evaluating goodwill for impairment. All the Company’s goodwill has been allocated to the Bank reporting unit. The Company performs an annual review in the third quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the carrying value, goodwill at the reporting unit level is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and additional analysis must be performed to measure the amount of impairment loss, if any. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, the Company would allocate the fair value to all the assets and liabilities of the reporting unit, including unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

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

The Company performed its annual goodwill impairment test as of October 31, 2023. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach, the whole bank transaction approach and the market approach in order to derive an enterprise value of the Company. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

The Company also completed a qualitative assessment of goodwill as of December 31, 2023 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Even though the Company determined that there was no goodwill impairment, a sustained decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts, significant adverse changes in the operating environment for the financial industry or an increase in the value of our assets without an increase in the value of the reporting unit may result in a future impairment charge.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2023 and 2022

Net Income. Net income was $1.5 million, or $0.07 per diluted share, for the three months ended December 31, 2023, compared to $5.2 million, or $0.24 per diluted share for the same period in the prior year. Net income for the nine months ended December 31, 2023 and 2022 was $6.8 million, or $0.32 per diluted share, and $15.1 million, or $0.69 per diluted share, respectively. The Company’s net income decreased during both the three and nine month periods ended December 31, 2023, compared to the same periods in the prior year, due to increased funding costs. In addition, net income was also impacted, to a lesser extent, by an increase in non-interest expense of $703,000 and $1.2 million for the three and nine months ended December 31, 2023, partially offset by an increase in non-interest income of $93,000 and $525,000 for the same periods, respectively.

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

Net interest income for the three and nine months ended December 31, 2023 was $9.3 million and $29.5 million, representing a decrease of $4.4 million and $10.3 million, respectively, compared to the three and nine months ended December 31, 2022. The decrease during both the three and nine month periods was primarily due to increased interest expense on deposits and borrowings. Net interest margin for the three and nine months ended December 31, 2023 was 2.49% and 2.64%, respectively, compared to 3.48% and 3.30% for the three and nine months ended December 31, 2022, respectively. The decrease in the net interest margin was primarily attributable to the increase in interest expense and the decrease in total average interest earning assets.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended December 31, 2023 was $14.3 million and $42.3 million, respectively, compared to $14.4 million and $41.7 million for the same periods in the prior year, respectively. The slight decrease for the three months ended December 31, 2023, was due to a $167,000 decrease in investment securities and a $118,000 decrease in other interest and dividends, reflecting a $274,000 decrease in interest earned on interest-earning deposits in other banks and, a $156,000 increase in interest income earned on other assets, partially offset by an increase in interest income on loans receivable of $114,000. The increase for the nine months ended December 31, 2023, was due to increases in interest income on loans receivable of $792,000 and investment securities of $422,000, partially offset by a $675,000 decrease in other interest and dividends, reflecting a $1.1 million decrease in interest earned on interest-earning deposits in other banks and a $462,000 increase in interest income earned on other earning assets

Interest and fees earned on net loans increased by $114,000 and $792,000 for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year due to an increase in the yield earned on non-mortgage loans as well as, for the nine months ended December 31, 2023, an increase in the average balance of non-mortgage loans. The average yield on loans increased to 4.56% and 4.53% for the three and nine months ended December 31, 2023, compared to 4.50% and 4.42% for the comparable periods in 2022. The average yield on non-mortgage loans increased 30 basis points to 4.52% for the three months ended December 31, 2023 and 51 basis points to 4.56% for the nine months ended December 31, 2023, while the average yield on mortgage related loans decreased two basis points to 4.57% for the three months ended December 31, 2023 and three basis points to 4.51% for the nine months ended December 31, 2023,compared to the same periods in the prior year. The average balance of net loans remained unchanged at $1.0 billion for both the three and nine months ended December 31, 2023 and 2022, respectively. The average balance of non-mortgage loans decreased by $1.2 million and increased by $7.5 million and the average balance of mortgage loans decreased by $316,000 and $4.2 million for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year.

Interest earned on investment securities decreased $167,000 for the three months ended December 31, 2023, and increased $422,000 for the nine months ended December 31, 2023, compared to the same periods in the prior year. The decrease in interest income on investment securities for the three months ended December 31, 2023, compared to the same period in the prior year, was the result of a decrease in the average balance of investment securities. The increase in interest income on investment securities for the nine months ended December 31, 2023, compared to the same period in the prior year, primarily was the result of an increase in the yield on investment securities. The average yield on investment securities was 2.01% for both the three months ended December 31, 2023 and 2022. The average yield on investment securities increased to 2.02% for the nine months ended December 31, 2023 compared to 1.89% for the same prior year period. The average balance of investment securities was $458.0 million and $466.7 million for the three and nine months ended December 31, 2023, compared to $491.2 million and $468.8 million for the same periods in the prior year, respectively.

Interest earned on other earning assets increased $156,000 and $462,000 due to increases in the average balance of $6.6 million and $5.6 million for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year. The average yields increased 393 basis points and 505 basis points for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year. The increase in the average balance of other earning assets was primarily due to the increase in the average balance of FHLB stock due to the required purchase of such stock in connection with increases in FHLB borrowings, resulting in higher dividends received from the FHLB.

Interest earned on interest-earning deposits in other banks decreased $274,000 and $1.1 million for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year. The decreases were due to a decrease in the average balance to $11.1 million and $10.9 million during the three and nine months ended December 31, 2023, compared to $52.8 million and $128.4 million for the same periods in the prior year, respectively, partially offset by an increase in the average yield. The decrease in the average balance was primarily due to the decrease in excess cash held at the FRB due to the decrease in deposits, while the increase in the yield on interest earning accounts in other banks was due to the increases in the federal funds target rate by the Federal Reserve that have occurred since March 2022.

Interest Expense. Interest expense totaled $4.9 million and $12.7 million for the three and nine months ended December 31, 2023, compared to $743,000 and $1.9 million for the three and nine months ended December 31, 2022, respectively. Interest expense on deposits increased $1.8 million and $4.4 million for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year primarily due to the increase in the average rates paid on certificates of deposit and money market accounts, and to a lesser extent, the average balance of certificates of deposit. The average rate paid on certificates of deposits increased 242 basis points and 215 basis points for the three and nine months ended December 31, 2023, respectively, compared to the same periods for the prior year. The average balance of certificates of deposit increased $66.9 million and $45.8 million for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year. The average rate paid on money market accounts increased 121 basis points and 104 basis points for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year. The average balance of interest-bearing deposits decreased $123.9 million and $145.0 million for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year.

Interest expense on borrowings increased $2.4 million and $6.4 million for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year due to an increase in the average balance of FHLB advances and higher rates paid on the outstanding floating rate junior subordinated debentures. The average balance of FHLB advances was $167.9 million and $143.0 million for the three and nine months ended December 31, 2023, compared to $1.4 million and $485,000 for the same periods in the prior year, respectively. The average rate paid on junior subordinated debentures increased to 8.01% and 7.77% for the three and nine months ended December 31, 2023, compared to 5.84% and 4.43% for the same periods in the prior year, respectively.

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

	Three Months Ended December 31,
	2023			2022
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$765,414	$8,801	4.57%	$765,730	$8,855	4.59%
Non-mortgage loans	250,327	2,844	4.52	251,484	2,676	4.22
Total net loans (1)	1,015,741	11,645	4.56	1,017,214	11,531	4.50

Investment securities (2)	458,013	2,317	2.01	491,207	2,484	2.01
Interest-earning deposits in other banks	11,121	147	5.27	52,809	421	3.16
Other earning assets	9,466	184	7.74	2,913	28	3.81
Total interest-earning assets	1,494,341	14,293	3.81	1,564,143	14,464	3.67

Non-interest-earning assets:
Office properties and equipment, net	23,837			19,897
Other non-interest-earning assets	57,141			58,932
Total assets	$1,575,319			$1,642,972

Interest-bearing liabilities:
Regular savings accounts	$209,469	32	0.06	$305,577	54	0.07
Interest checking accounts	225,537	54	0.10	290,349	23	0.03
Money market accounts	236,693	802	1.35	266,554	96	0.14
Certificates of deposit	160,041	1,171	2.91	93,111	116	0.49
Total interest-bearing deposits	831,740	2,059	0.98	955,591	289	0.12

Junior subordinated debentures	26,969	543	8.01	26,884	396	5.84
FHLB advances	167,898	2,306	5.47	1,448	17	4.66
Other interest-bearing liabilities	2,210	40	7.11	2,275	41	7.15
Total interest-bearing liabilities	1,028,817	4,948	1.91	986,198	743	0.30

Non-interest-bearing liabilities:
Non-interest-bearing deposits	377,784			489,458
Other liabilities	14,817			17,210
Total liabilities	1,421,418			1,492,866
Shareholders’ equity	153,901			150,106
Total liabilities and shareholders’ equity	$1,575,319			$1,642,972
Net interest income		$9,345			$13,721
Interest rate spread			1.90%			3.37%
Net interest margin			2.49%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities			145.25%			158.60%

Tax equivalent adjustment (3)		$21			$21

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Nine Months Ended December 31,
	2023			2022
		Interest			Interest
	Average	and		Average	and
	Balance	Dividend	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$755,590	$25,625	4.51%	$759,746	$26,008	4.54%
Non-mortgage loans	252,839	8,663	4.56	245,358	7,488	4.05
Total net loans (1)	1,008,429	34,288	4.53	1,005,104	33,496	4.42

Investment securities (2)	466,651	7,084	2.02	468,815	6,662	1.89
Interest-earning deposits in other banks	10,889	420	5.13	128,373	1,557	1.61
Other earning assets	8,474	534	8.38	2,874	72	3.33
Total interest-earning assets	1,494,443	42,326	3.77	1,605,166	41,787	3.46

Non-interest-earning assets:
Office properties and equipment, net	23,357			18,974
Other non-interest-earning assets	59,519			64,807
Total assets	$1,577,319			$1,688,947

Interest-bearing liabilities:
Regular savings accounts	$225,152	104	0.06	$318,995	174	0.07
Interest checking accounts	235,708	91	0.05	293,233	69	0.03
Money market accounts	239,357	2,085	1.16	278,800	255	0.12
Certificates of deposit	149,104	2,984	2.66	103,295	399	0.51
Total interest-bearing deposits	849,321	5,264	0.82	994,323	897	0.12

Junior subordinated debentures	26,948	1,573	7.77	26,864	897	4.43
FHLB advances	143,041	5,774	5.37	485	17	4.65
Other interest-bearing liabilities	2,222	119	7.14	2,272	122	7.13
Total interest-bearing liabilities	1,021,532	12,730	1.66	1,023,944	1,933	0.25

Non-interest-bearing liabilities:
Non-interest-bearing deposits	385,711			494,081
Other liabilities	14,812			16,977
Total liabilities	1,422,055			1,535,002
Shareholders’ equity	155,264			153,945
Total liabilities and shareholders’ equity	$1,577,319			$1,688,947
Net interest income		$29,596			$39,854
Interest rate spread			2.11%			3.21%
Net interest margin			2.64%			3.30%

Ratio of average interest-earning assets to average interest-bearing liabilities			146.29%			156.76%

Tax equivalent adjustment (3)		$62			$62
(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three and nine months ended December 31, 2023 compared to the three and nine months ended December 31, 2022. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023 vs 2022			2023 vs 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$(5)	$(49)	$(54)	$(174)	$(209)	$(383)
Non-mortgage loans	(13)	181	168	229	946	1,175
Investment securities (1)	(167)	—	(167)	(31)	453	422
Interest-earning deposits in other banks	(452)	178	(274)	(2,339)	1,202	(1,137)
Other earning assets	107	49	156	260	202	462
Total interest income	(530)	359	(171)	(2,055)	2,594	539

Interest Expense:
Regular savings accounts	(15)	(7)	(22)	(47)	(23)	(70)
Interest checking accounts	(6)	37	31	(15)	37	22
Money market accounts	(12)	718	706	(41)	1,871	1,830
Certificates of deposit	134	921	1,055	247	2,338	2,585
Junior subordinated debentures	1	146	147	3	673	676
FHLB advances	2,285	4	2,289	5,754	3	5,757
Other interest-bearing liabilities	(1)	—	(1)	(3)	—	(3)
Total interest expense	2,386	1,819	4,205	5,898	4,899	10,797
Net interest income	$(2,916)	$(1,460)	$(4,376)	$(7,953)	$(2,305)	$(10,258)

(1)	Interest is presented on a fully tax-equivalent basis.

Provision for Credit Losses. There was no provision for credit losses under the current CECL methodology for the three and nine months ended December 31, 2023, and no provision for loan losses under the prior incurred loss method for the three and nine months ended December 31, 2022. The Company adopted the CECL methodology as of April 1, 2023, which resulted in a one-time upward adjustment to the ACL of $42,000, and an after-tax decrease to opening retained earnings of $53,000. All amounts prior to April 1, 2023 were calculated using the previous incurred loss methodology to compute our allowance for loan losses, which is not directly comparable to the new CECL methodology. The lack of provision for credit losses for the three and nine months ended December 31, 2023 also reflects assumptions related to our forecast concerning the economic environment as a result of local, national and global events, including recent bank failures. In addition, expected loss estimates consider various factors, including customer-specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay. Net recoveries totaled $15,000 for the three months ended December 31, 2023, compared to $6,000 for the same period in the prior year. Net recoveries totaled $10,000 for the nine months ended December 31, 2023 compared to $35,000 for the same period in the prior year. Annualized net recoveries were insignificant for both the three and nine months ended December 31, 2023 and 2022.

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

Nonperforming loans were $186,000 at December 31, 2023, compared to $1.9 million at March 31, 2023. The ratio of the ACL for loans to nonperforming loans was 8,259% at December 31, 2023 compared to 827% at March 31, 2023. See “Asset Quality” above for additional information related to asset quality that management considers in determining the appropriate level of the ACL.

Non-Interest Income. Non-interest income increased $93,000 to $3.1 million for the three months ended December 31, 2023, compared to $3.0 million for the same period in the prior year. The increase was primarily due to an increase in asset management fees of $129,000 related to an increase in assets under management and an increase in fees and service charges of $31,000 related to employee retention credit fees income. Offsetting these increases was a decrease in other non-interest income of $84,000 related to a dividend received from BancTech Ventures during the three months ended December 31, 2022 and not replicated during the same period in 2023. Non-interest income increased $525,000 to $9.7 million for the nine months ended December 31, 2023, compared to $9.2 million for the same period in the prior year. The increase was primarily due to an increase in asset management fees of $461,000 related to an increase in assets under management. Other changes in non-interest income during the nine months ended December 31, 2023 compared to the same period in the prior year included a $32,000 decrease in fees and service charges, a $43,000 increase in BOLI income and a $53,000 increase in other non-interest income.

Non-Interest Expense. Non-interest expense increased $703,000 and $1.2 million to $10.6 million and $30.6 million for the three and nine months ended December 31, 2023, compared to $9.8 million and $29.4 million for the same periods in the prior year, respectively.  Occupancy and depreciation increased $162,000 and $330,000 for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year due to an increases in depreciation and repair and maintenance expenses as the Company continues to update and modernize certain branch locations. Advertising and marketing expense increased $80,000 and $256,000 for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year due to expenses related to implementing a high-performance growth deposit strategy. Additionally, the increase is also attributed to additional sponsorships and events as our local economy began to reopen when compared to the prior year periods. State and local taxes fees increased $130,000 and $180,000 for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year due to an increase in apportionment rate. FDIC insurance premium increased $62,000 and $179,000 for the three and nine months ended December 31, 2023, respectively, compared to the prior year periods due to an increase in FDIC deposit insurance assessments at the beginning of 2023. Salaries and employee benefits increased $109,000 and $160,000 for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year due to increases in compensation expense and group insurance, and a decrease in loan origination deferred costs, partially offset by a decrease in bonus expense. Other non-interest expense increased $137,000 and $141,000 for the three and nine months ended December 31, 2023, respectively, compared to the same periods in the prior year primarily due to fraud and deposit losses. Offsetting these increases were a decrease in data processing expense of $88,000 for the nine months ended December 31, 2023, compared to the same period in the prior year due to the decreased cost associated with processing our debit card transactions.

Income Taxes. The provision for income taxes was $377,000 and $1.9 million for the three and nine months ended December 31, 2023, compared to $1.6 million and $4.5 million for the same periods in the prior year, respectively. The decrease in the provision for income taxes was due to lower pre-tax income for the three and nine months ended December 31, 2023, compared to the same periods in the prior year. The Company’s effective tax rate for the three and nine months ended December 31, 2023, was 20.6% and 21.9%, compared to 23.1% and 23.0% for the three and nine months ended December 31, 2022, respectively. The lower effective tax rate for the three and nine months ended December 31, 2023 is due to lower pretax income. At December 31, 2023, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At December 31, 2023, the Company had a net deferred tax asset of $10.0 million compared to $10.3 million at March 31, 2023.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2023 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2023 was carried out under the supervision and with the participation of the Company’s Acting Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management. The Company’s Acting Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2023 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Acting Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended December 31, 2023, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The Company did not repurchase any shares of its common stock through a publicly announced repurchase plan or program, or otherwise, during the three months ended December 31, 2023. The Company did not have any publicly announced repurchase plan or program in place during the three months ended December 31, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None
(b)	None
(c)	Trading Plans. During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b51- trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restate Bylaws of the Registrant (2)
4.1	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Company and the Bank and each of David Lam and Daniel D. Cox (3)
10.2	Form of Change in Control Agreement between the Company and the Bank and each of David Lam and Daniel D. Cox (3)
10.3	Employee Stock Ownership Plan (4)
10.4	2003 Stock Option Plan (5)
10.5	Deferred Compensation Plan (6)
10.6	2017 Equity Incentive Plan (7)
10.7	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (8)
10.8	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (8)
10.9	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (8)
10.10	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2023 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2019, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on September 5, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(7)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on September 16, 2017, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Daniel D. Cox	By:	/S/ David Lam
	Daniel D. Cox		David Lam
	Acting President and Chief Executive Officer (Acting Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 8, 2024	Date:	February 8, 2024