Form 10-K
period 2024-03-31
RIVERVIEW BANCORP INC
filed 2024-06-14
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2024

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant’s Common Stock as quoted on the Nasdaq Global Select Market System under the symbol “RVSB” on September 30, 2023 was $117,459,943 (21,125,889 shares at $5.56 per share). As of June 14, 2024, there were 21,111,043 shares issued and outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (Part III), which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

References in this document to “Riverview” refer to Riverview Bancorp, Inc. and references to the “Bank” refer to Riverview Bank. References to “we,” “our,” “us,” or the “Company” refer to Riverview and its consolidated subsidiaries, including the Bank, unless the context indicates otherwise.

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-K, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth; changes in the interest rate environment, including the recent increases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto; the effects of any federal government shutdown; the impact of bank failures or adverse developments at other banks, and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for credit losses (“ACL”) and provision for credit losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas; secondary market conditions for loans and the Company’s ability to originate loans for sale and sell loans in the secondary market; results of examinations of the Bank by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions, Division of Banks (“WDFI”), and of the Company by the Federal Reserve or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its ACL, write-down assets, reclassify its assets, change the Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; legislative or regulatory changes that adversely affect the Company’s business including changes in banking, securities and tax law, and in regulatory policies and principles, or the interpretation of regulatory capital or other rules; the Company’s ability to attract and retain deposits; the unexpected outflow of uninsured deposits that may require us to sell investment securities at a loss; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in or attacks on our information technology systems or on the third-party vendors who perform several of our critical processing functions; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company's ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company's ability to realize related revenue synergies and cost savings within expected time frames; future goodwill impairment due to changes in Riverview’s business, changes in market conditions, or other factors; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; the quality and composition of our securities portfolio and the impact of and adverse changes in the securities markets, including market liquidity; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards; the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external events on our business; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2025 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the bank holding company of Riverview Bank. At March 31, 2024, the Company had total assets of $1.52 billion, total deposits of $1.23 billion and total shareholders’ equity of $155.6 million. The Company’s executive offices are located in Vancouver, Washington. The Bank has two subsidiaries Riverview Trust Company (the “Trust Company”) and Riverview Services, Inc. (“Riverview Services”). The Trust Company is a trust and financial services company located in downtown Vancouver, Washington, and provides full-service brokerage activities, trust and asset management services. Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust.

Substantially all of the Company’s business is conducted through the Bank, which until April 28, 2021, was a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank converted from a federally chartered savings bank to a Washington state-chartered commercial bank on April 28, 2021. As a Washington state-chartered commercial bank, the Bank’s regulators are the WDFI and the FDIC, the insurer of its deposits. The Bank’s deposits are insured up to applicable limits by the FDIC. The Federal Reserve remains the primary federal regulator for the Company. In connection with the Bank’s charter conversion, the Company converted from a Savings and Loan Holding Company to a Bank Holding Company. The Bank is also a member of the Federal Home Loan Bank of Des Moines (“FHLB”) which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”).

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $1.01 billion at March 31, 2024 compared to $993.5 million at March 31, 2023.

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

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include: Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, WaferTech, Barrett Business Services, PeaceHealth and Banfield Pet Hospitals, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area and the Portland metropolitan area are sources of tourism.

Lending Activities

General.  At March 31, 2024, the Company’s net loans receivable totaled $1.01 billion, or 66.3% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan. Our current loan policy generally limits the maximum amount of loans we can make to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $35.5 million, at March 31, 2024. At this date, the Bank’s largest lending relationship with one borrower was $28.7 million, which consisted of a multi-family loan of $17.2 million and a commercial real estate loan of $11.5 million, both of which were performing in accordance with their original payment terms at March 31, 2024.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company’s loan portfolio, excluding loans held for sale, by type of loan at the dates indicated (dollars in thousands):

	At March 31,
	2024		2023
	Amount	Percent	Amount	Percent
Commercial and construction:
Commercial business	$229,404	22.40%	$232,868	23.08%
Commercial real estate	583,501	56.98	564,496	55.95
Land	5,693	0.56	6,437	0.64
Multi-family	70,771	6.91	55,836	5.54
Real estate construction	36,538	3.57	47,762	4.73
Total commercial and construction	925,907	90.42	907,399	89.94
Consumer:
Real estate one-to-four family	96,366	9.41	99,673	9.88
Other installment	1,740	0.17	1,784	0.18
Total consumer	98,106	9.58	101,457	10.06
Total loans	1,024,013	100.00%	1,008,856	100.00%
Less:
ACL / Allowance for loan and lease losses ("ALLL")	15,364		15,309
Total loans receivable, net	$1,008,649		$993,547

Loan Portfolio Composition. The following tables set forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Commercial Real Estate Mortgage	Real Estate Construction	Commercial and Construction Total
March 31, 2024

Commercial business	$229,404	$—	$—	$229,404
Commercial construction	—	—	20,388	20,388
Office buildings	—	114,714	—	114,714
Warehouse/industrial	—	106,649	—	106,649
Retail/shopping centers/strip malls	—	89,448	—	89,448
Assisted living facilities	—	378	—	378
Single purpose facilities	—	272,312	—	272,312
Land	—	5,693	—	5,693
Multi-family	—	70,771	—	70,771
One-to-four family construction	—	—	16,150	16,150
Total	$229,404	$659,965	$36,538	$925,907

March 31, 2023

Commercial business	$232,868	$—	$—	$232,868
Commercial construction	—	—	29,565	29,565
Office buildings	—	117,045	—	117,045
Warehouse/industrial	—	106,693	—	106,693
Retail/shopping centers/strip malls	—	82,700	—	82,700
Assisted living facilities	—	396	—	396
Single purpose facilities	—	257,662	—	257,662
Land	—	6,437	—	6,437
Multi-family	—	55,836	—	55,836
One-to-four family construction	—	—	18,197	18,197
Total	$232,868	$626,769	$47,762	$907,399

Commercial Business Lending. At March 31, 2024, the commercial business loan portfolio totaled $229.4 million, or 22.4% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial business lending typically involves risks that are different from those associated with residential and commercial real estate lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit-worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Additionally, the borrower’s cash flow may be unpredictable and collateral securing these loans may fluctuate in value. At March 31, 2024, the Company had one commercial business loan totaling $58,000 on non-accrual status compared to two commercial business loans totaling $97,000 at March 31, 2023.

Other Real Estate Mortgage Lending. The Company originates other real estate mortgage loans secured by office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively “commercial real estate ” or “CRE”) and land and multi-family loans primarily located in its market area, collectively referred to herein as the “other real estate mortgage loan portfolio”. At March 31, 2024, the commercial real estate and multi-family real estate mortgage loan portfolios totaled $583.5 million and $70.8 million, or 57.0% and 6.9% of total loans, respectively. At March 31, 2024, owner occupied properties accounted for 25.1% and non-owner occupied properties accounted for 74.9% of the Company’s commercial real estate loans.

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

The Company had one commercial real estate loan of $79,000 and $100,000 on non-accrual status at March 31, 2024 and 2023, respectively. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Risks Related to Our Lending Activities – Commercial and multi-family real estate lending involves higher risks than one-to-four family real estate and other consumer lending, which exposes us to increased lending risks.”

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

At March 31, 2024, land loans totaled $5.7 million, or 0.6% of total loans, compared to $6.4 million, or 0.6% of total loans at March 31, 2023. The largest land loan had an outstanding balance at March 31, 2024 of $2.4 million and was performing according to its original payment terms. At March 31, 2024, all of the land loans were secured by properties located in Washington and Oregon. At March 31, 2024 and 2023, the Company had no land loans on non-accrual status.

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

The composition of the Company’s construction loan portfolio, including undisbursed funds, was as follows at the dates indicated (dollars in thousands):

	At March 31,
	2024		2023
	Amount (1)	Percent	Amount (1)	Percent

Speculative construction	$15,358	16.61%	$16,224	19.23%
Commercial/multi-family construction	75,095	81.22	63,973	75.85
Custom/presold construction	2,003	2.17	4,149	4.92
Total	$92,456	100.00%	$84,346	100.00%

(1) Includes undisbursed funds of $55.9 million and $36.6 million at March 31, 2024 and 2023, respectively.

At March 31, 2024, the Company’s construction loan portfolio, including undisbursed funds, was $92.5 million compared to $84.3 million at March 31, 2023. The $8.1 million increase was primarily due to a $11.1 million increase in commercial/multi-family construction loans, partially offset by a decrease of $2.1 million in custom/presold construction loans. The Company plans to continue to proactively manage its construction loan portfolio in fiscal year 2025 while continuing to originate new construction loans to selected customers.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2024 was a loan to finance the construction of 36 townhomes totaling $8.2 million that is secured by property located in the Company’s market area. The average balance of loans in the speculative construction loan portfolio at March 31, 2024 was $907,000. At March 31, 2024 and 2023, the Company had no speculative construction loans on non-accrual status.

Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Presold construction loans are generally originated for a term of 12 months. At March 31, 2024 and 2023, presold construction loans totaled $2.0 million and $4.1 million, respectively.

The composition of land and speculative/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest	Southwest	Other
	Oregon	Washington	Washington	Total
March 31, 2024

Land	$—	5,338	$355	$5,693
Speculative and presold construction	—	15,158	992	16,150
Total	$—	$20,496	$1,347	$21,843

	Northwest	Southwest	Other
	Oregon	Washington	Washington	Total
March 31, 2023

Land	$1,884	4,553	$—	$6,437
Speculative and presold construction	—	17,105	1,092	18,197
Total	$1,884	$21,658	$1,092	$24,634

Unlike speculative and presold construction loans, custom construction loans are made directly to the homeowner. Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. For adjustable rate loans, the interest rates adjust on their first adjustment date. See “Mortgage Brokerage” and “Mortgage Loan Servicing” below for more information. At March 31, 2024, the Company had no construction/permanent loans.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2024, commercial construction loans totaled $20.4 million, or 55.8% of total real estate construction loans, and 2.0% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2024, the largest commercial construction loan had a balance of $4.7 million and was performing according to its original repayment terms. The average balance of loans in the commercial construction loan portfolio at March 31, 2024 was $1.5 million. At March 31, 2024 and 2023, the Company had no commercial construction loans on non-accrual status.

The Company has originated construction and land acquisition and development loans where a component of the cost of the project was the interest required to service the debt during the construction period of the loan, sometimes known as interest reserves. The Company allows disbursements of this interest component as long as the project is progressing as originally projected and if there has been no deterioration in the financial standing of the borrower or the underlying project. If the Company determines that there is such deterioration, or if the loan becomes nonperforming, the Company halts any disbursement of those funds identified for use in paying interest. In some cases, additional interest reserves may be taken by use of deposited funds or through credit lines secured by separate and additional collateral. For additional information concerning the risks related to construction lending, see Item 1A. “Risk Factors – Risks Related to our Lending Activities – Our real estate construction loans are based upon estimates of costs and the value of the completed project, and as with land loans may be more difficult to liquidate, if necessary.”

Consumer Lending. Consumer loans totaled $98.1 million at March 31, 2024 and were comprised of $82.4 million of real estate one-to-four family loans, $13.5 million of home equity lines of credit, $452,000 of land loans to consumers for the future construction of one-to-four family homes and $1.7 million of other secured and unsecured consumer loans.

The majority of our real estate one-to-four family loans are located in the Company’s primary market area. Underwriting standards require that real estate one-to-four family loans generally be owner occupied and that originated loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. At March 31, 2024, the Company had one residential real estate loan totaling $36,000 on non-accrual status compared to three residential real estate loans totaling $86,000 at March 31, 2023. All of these loans were secured by properties located in Oregon and Washington. The Company no longer originates real estate one-to-four family loans.

The Company also originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. At March 31, 2024 and 2023, the Company had no installment loans on non-accrual status. The Company did not purchase any automobile loans during fiscal years 2024 and 2023 and does not have plans to purchase any additional automobile loan pools.

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

Loan Maturity. The following table sets forth certain information at March 31, 2024 regarding the dollar amount of loans maturing in the loan portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments or stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees (in thousands):

	Within	Between 1-5	Between 5-15	Beyond 15
	1 Year	Years	Years	Years	Total
Commercial and construction:
Commercial business	$7,523	$24,806	$92,014	$105,061	$229,404
Commercial real estate	19,352	170,446	389,298	4,405	583,501
Land	—	4,146	1,547	—	5,693
Multi-family	50	2,842	65,371	2,508	70,771
Real estate construction	5,698	2,761	28,079	—	36,538
Total commercial and construction	32,623	205,001	576,309	111,974	925,907
Consumer:
Real estate one-to-four family	24	458	2,998	92,886	96,366
Other installment	69	1,507	130	34	1,740
Total consumer	93	1,965	3,128	92,920	98,106
Total loans	$32,716	$206,966	$579,437	$204,894	$1,024,013

The following table sets forth the dollar amount of loans due after one year from March 31, 2024, which have fixed and adjustable interest rates (in thousands):

		Adjustable
	Fixed Rate	Rate	Total

Commercial and construction:
Commercial business	$128,844	$93,037	$221,881
Commercial real estate	303,035	261,114	564,149
Land	2,434	3,259	5,693
Multi-family	48,398	22,323	70,721
Real estate construction	12,876	17,964	30,840
Total commercial and construction	495,587	397,697	893,284
Consumer:
Real estate one-to-four family	80,532	15,810	96,342
Other installment	1,217	454	1,671
Total consumer	81,749	16,264	98,013
Total loans	$577,336	$413,961	$991,297

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, real estate one-to-four family (“home equity”) loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2024, the Company had outstanding commitments to originate loans of $10.0 million compared to $12.5 million at March 31, 2023.

Mortgage Brokerage. The Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies. Loans brokered to mortgage companies are closed in the name of, and funded by, the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans previously brokered to the Company are closed on the Company’s books and the commissioned broker receives a portion of the origination fee. Beginning in fiscal year 2021, the Company transitioned to a model where it no longer originates and sells mortgage loans to the Federal Home Loan Mortgage Company (“FHLMC”) as all mortgage loan originations are instead brokered to various third-party mortgage companies. The Company does, however, continue to service its existing FHLMC portfolio. Brokered loans totaled $21.3 million and $22.0 million as of March 31, 2024 and 2023, respectively. There were no loans brokered to the Company for the fiscal year ended March 31, 2024 and 2023. Gross fees of $213,000 and $346,000, including brokered loan fees, were earned in the fiscal year ended March 31, 2024 and 2023. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, the volume of loans and the amount of loan fees generally decrease as a result of decreased mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC. Prior to the fiscal year ended March 31, 2021, the Company historically sold its fixed-rate residential one-to-four family mortgage loans that it originated with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset/liability strategy. Mortgage loans were sold to the FHLMC on a non-recourse basis whereby foreclosure losses are the responsibility of the FHLMC and not the Company. Upon sale, the Company continues to collect payments on the loans, supervise foreclosure proceedings, and otherwise service the loans. At March 31, 2024, total loans serviced for others were $67.3 million, of which $31.4 million were serviced for the FHLMC.

Nonperforming Assets. Nonperforming assets were $178,000 or 0.01% of total assets at March 31, 2024 compared with $1.9 million or 0.12% of total assets at March 31, 2023. The Company had net recoveries totaling $13,000 and $36,000 during fiscal 2024 and 2023, respectively. The decrease in nonperforming assets is attributed to the progress made in resolving the delay in servicing transfer between two third-party servicers of SBA and United States Department of Agriculture (“USDA”) government guaranteed loans. Non-performing SBA and USDA government guaranteed loans totaled $5,000 at March 31, 2024 compared to $1.6 million at March 31, 2023.

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

The Company continues to proactively manage its residential construction and land acquisition and development loan portfolios. At March 31, 2024, the Company’s residential construction and land acquisition and development loan portfolios were $16.2 million and $5.7 million, respectively, as compared to $18.2 million and $6.4 million, respectively, at March 31, 2023. At March 31, 2024 and 2023, there were no nonperforming loans in the residential construction loan portfolio or the land acquisition and development portfolio. For the years ended March 31, 2024 and 2023, there were no charge-offs or recoveries in the residential construction and land acquisition and development loan portfolios.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	March 31, 2024		March 31, 2023
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$58	1	$79
Commercial real estate	1	79	1	100
Consumer	1	36	3	86
Subtotal	3	173	5	265

SBA and USDA Government Guaranteed	1	5	6	1,587

Total	4	$178	11	$1,852

At March 31, 2024, all of the Company’s nonperforming loans exclusive of the SBA and USDA government guaranteed loan are to borrowers with properties located in Southwest Washington. At March 31, 2024, 79.0% of the Company’s nonperforming loans, totaling $137,000 were individually evaluated for loss reserves. These loans have been charged down to the estimated fair market value of the collateral less selling costs or carry a specific reserve to reduce the net carrying value. There were no reserves associated with these nonperforming loans that were individually evaluated at March 31, 2024. At March 31, 2024, the largest single nonperforming loan was a commercial real estate loan for $79,000.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (in thousands):

	March 31, 2024	March 31, 2023

Loans accounted for on a non-accrual basis:
Commercial business (1)	$58	$97
Commercial real estate	79	100
Consumer	36	86
Total	173	283
Accruing loans which are contractually past due 90 days or more (2)	5	1,569
Total nonperforming loans	178	1,852
Real estate owned (“REO”)	—	—
Total nonperforming assets	$178	$1,852

Foregone interest on non-accrual loans	$10	$14

(1)	Includes $18,000 of SBA and USDA government guaranteed loans at March 31, 2023.
(2)	Consists entirely of SBA and USDA government guaranteed loans at both March 31, 2024 and 2023.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
March 31, 2024

Commercial business	$58	$—	$58
Commercial real estate	79	—	79
Consumer	36	—	36
Subtotal	173	—	173

SBA and USDA Government Guaranteed	—	5	5

Total nonperforming assets	$173	$5	$178

March 31, 2023

Commercial business	$79	$—	$79
Commercial real estate	100	—	100
Consumer	86	—	86
Subtotal	265	—	265

SBA and USDA Government Guaranteed	—	1,587	1,587

Total nonperforming assets	$265	$1,587	$1,852

At March 31, 2024 and 2023, loans delinquent 30 – 89 days were 0.17% and 0.20% of total loans, respectively.. There were no CRE loans 30 – 89 days past at March 31, 2024 or March 31, 2023. At March 31, 2024, CRE loans represent the largest portion of our loan portfolio at 57.0% of total loans and commercial business loans represent 22.4% of total loans.

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

The aggregate amount of the Company’s classified loans (comprised entirely of substandard loans), general loss allowances, specific loss allowances and net recoveries were as follows at the dates indicated (in thousands):

	At or For the Year
	Ended March 31,
	2024	2023

Classified loans	$723	$2,647
General loss allowances	15,364	15,303
Specific loss allowances	—	6
Net recoveries	(13)	(36)

All loans on non-accrual status as of March 31, 2024 were categorized as classified loans. Classified loans at March 31, 2024 were comprised of two commercial business loans totaling $58,000, two commercial real estate loans totaling $599,000, two multi-family real estate loans totaling $29,000 and one one-to-four family real estate loan for $36,000. The net decrease in classified loans is primarily attributed to the payoff of one commercial real estate loan for $1.5 million during fiscal 2024.

ACL. The Company maintains an ACL to provide for expected credit losses inherent in the loan portfolio consistent with accounting principles generally accepted in the United States of America (“GAAP”) guidelines. The adequacy of the ACL is evaluated monthly to maintain levels sufficient to provide for expected credit losses existing at the balance sheet date. For additional discussion of the Company’s methodology for assessing the appropriate level of the ACL see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

The Company recorded no provision or recapture of credit losses for the fiscal year ended March 31, 2024 compared to a provision for loan losses of $750,000 for the fiscal year ended March 31, 2023. This was primarily due to credit upgrades, payoffs of higher credit risk loans, updates to economic forecasts, changes in loan portfolio balances, composition, and characteristics.

At March 31, 2024, the ACL was $15.4 million, or 1.50% of total loans, compared to $15.3 million, or 1.52% of total loans at March 31, 2023. Net recoveries totaled $13,000 for the fiscal year ended March 31, 2024, compared to $36,000 for the prior fiscal year. The coverage ratio of ACL to nonperforming loans was 8631.46% at March 31, 2024 compared to 826.62% at March 31, 2023.  The Company’s general valuation allowance to pooled or “collectively evaluated” loans was 1.50% and 1.52% at March 31, 2024 and 2023, respectively.

Criticized loans, which are comprised of watch and special mention loans, increased $17.6 million to $36.7 million at March 31, 2024 from $19.1 million at March 31, 2023. The net increase in criticized loans is mainly attributed to the downgrade of five commercial real estate loans totaling $15.0 million, the largest of which was $5.3 million, and one commercial business loan for $2.5 million. Two of the downgraded commercial real estate loans totaling $8.0 million, including the previously mentioned $5.3 million loan, were to a related borrower. The remaining four loans downgraded in fiscal 2024 totaling $7.9 million were to another related borrower. The $7.9 million includes the previously mentioned $2.5 million commercial business loan along with a $3.8 million commercial real estate loan.  The criticized loan balance at March 31, 2024 includes a $15.6 million commercial real estate loan that was downgraded to special mention in fiscal year 2023. The increases in the criticized loans balance at March 31, 2024 compared to March 31, 2023 were partially offset by normal paydowns, payoffs and grade changes totaling $1.9 million.

Classified loans decreased $1.9 million to $723,000 at March 31, 2024 compared to $2.6 million at March 31, 2023. The decrease in classified loans is mainly due to the payoff of a $1.5 million commercial real estate loan that was classified at March 31, 2023.

Management considers the ACL to be adequate at March 31, 2024 to cover  expected credit losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing ACL in accordance with GAAP. However, a decline in national and local economic conditions (including a possible recession and continued inflationary pressures), results of examinations by the Company’s banking regulators, or other factors could result in a material increase in the ACL and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing ACL will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document.

The following table sets forth the breakdown of the ACL by loan category as of the dates indicated (dollars in thousands):

	At March 31,
	2024			2023
		Loan Category	Allowance		Loan Category	Allowance
		as a Percent	as a Percent		as a Percent	as a Percent
		of Total	of Loan		of Total	of Loan
	Amount	Loans	Category	Amount	Loans	Category

Commercial and construction:
Commercial business	$5,280	22.40%	2.30%	$3,123	23.08%	1.34%
Commercial real estate	7,391	56.98	1.27	8,894	55.95	1.58
Land	106	0.56	1.86	93	0.64	1.44
Multi-family	367	6.91	0.52	798	5.54	1.43
Real estate construction	636	3.57	1.74	764	4.73	1.60
Consumer:
Real estate one-to-four family	1,557	9.41	1.62	1,087	9.88	1.09
Other installment	27	0.17	1.55	40	0.18	2.24
Unallocated	—	—	—	510	—	—
Total allowance for credit losses - loans	$15,364	100.00%	1.50%	$15,309	100.00%	1.52%

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Year Ended March 31,
	2024	2023	2022

ACL/ALLL as a percentage of total loans outstanding at period end	1.50%	1.52%	1.47%
ACL/ALLL	$15,364	$15,309	$14,523
Total loans outstanding	1,024,013	1,008,856	990,408

Non-accrual loans as a percentage of total loans outstanding at period end	0.02%	0.03%	0.03%
Total non-accrual loans	$173	$283	$291
Total loans outstanding	1,024,013	1,008,856	990,408

ACL/ALLL as a percentage of non-accrual loans at period end	8,880.92%	5,409.54%	4,990.72%
ACL/ALLL	$15,364	$15,309	$14,523
Total non-accrual loans	173	283	291

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial business:	—%	—%	0.03%
Net charge-offs/(recoveries)	$—	$—	$69
Average loans receivable, net	239,433	233,884	225,677
Commercial real estate:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	563,023	568,999	559,275
Land:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	6,692	8,486	13,498
Multi-family:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	60,412	57,548	48,651
Real estate construction:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	43,864	38,214	16,828
Consumer:	(0.01)%	(0.04)%	(0.06)%
Net charge-offs/(recoveries)	$(13)	$(36)	$(39)
Average loans receivable, net	97,996	99,914	70,813
Total loans:	—%	—%	—%
Total net recoveries/(recoveries)	$(13)	$(36)	$30
Total average loans receivable, net	1,011,420	1,007,045	934,742

Investment Activities

The Board sets the investment policy of the Company. The Company’s investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns. The policy permits investment in various types of liquid assets (generally debt and asset-backed securities) permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, “bank qualified” municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds, real estate mortgage investment conduits (“REMICS”) and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying investment securities into one of three categories: held to maturity, available for sale or trading. At March 31, 2024, no investment securities were held for trading purposes. At March 31, 2024, the Company’s investment portfolio consisted of solely debt securities and no equity securities. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

The Company primarily purchases agency securities and a combination of MBS backed by government agencies (FHLMC, Fannie Mae (“FNMA”), SBA or Ginnie Mae (“GNMA”)). FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. government, while SBA and GNMA securities are backed by the full faith and credit of the U.S. government. At March 31, 2024, the Company owned no privately issued MBS. Our REMICS are MBS issued by FHLMC, FNMA and GNMA and our CRE MBS are issued by FNMA. The Company does not believe that it has any exposure to sub-prime lending in its investment securities portfolio. See Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated (dollars in thousands):

	At March 31,
	2024		2023
	Carrying	Percent of	Carrying	Percent of
	Value	Portfolio	Value	Portfolio

Available for sale (at estimated fair value):
Municipal securities	$35,136	9.43%	$40,261	8.84%
Agency securities	43,577	11.69	85,907	18.87
REMICs	25,665	6.89	28,877	6.34
Residential MBS	12,551	3.37	15,471	3.40
Other MBS	26,267	7.05	40,983	9.00
	143,196	38.43	211,499	46.45

Held to maturity (at amortized cost):
Municipal securities	10,321	2.77	10,344	2.27
Agency securities	54,123	14.52	53,941	11.85
REMICs	31,752	8.52	35,186	7.73
Residential MBS	112,834	30.27	123,773	27.18
Other MBS	20,480	5.49	20,599	4.52
	229,510	61.57	243,843	53.55

Total investment securities	$372,706	100.00%	$455,342	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2024 (dollars in thousands):

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Available for sale:
Municipal securities	$4,176	4.76%	$2,564	2.35%	$9,988	2.51%	$18,408	2.03%
Agency securities	14,738	3.33	26,247	1.12	2,592	1.60	—	—
REMICS	—	—	—	—	639	2.28	25,026	1.73
Residential MBS	—	—	1,614	2.19	4,867	1.82	6,070	3.36
Other MBS	278	3.47	5,059	1.80	13,952	1.84	6,978	3.14
Total available for sale	$19,192	3.64%	$35,484	1.35%	$32,038	2.03%	$56,482	2.15%

Held to maturity:
Municipal securities	$—	—%	$—	—%	$—	—%	$10,321	2.34%
Agency securities	11,900	2.22	36,217	1.59	2,964	1.76	3,042	0.80
REMICS	—	—	—	—	—	—	31,752	1.77
Residential MBS	—	—	—	—	2,081	1.21	110,753	1.77
Other MBS	—	—	3,231	1.95	15,235	1.48	2,014	1.33
Total held to maturity	$11,900	2.22%	$39,448	1.62%	$20,280	1.49%	$157,882	1.78%

(1)	The weighted average yields are calculated by multiplying each amortized cost value by its yield and dividing the sum of these results by the total amortized cost values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

Management reviews investment securities quarterly to determine if an ACL is required, taking into consideration current market conditions, the extent and nature of changes in estimated fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of estimated fair value, which may be maturity, as well as other factors. There was no ACL and OTTI recorded for investment securities for the years ended March 31, 2024 and 2023, respectively. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding investment securities.

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

The following table sets forth the average balances and interest rates of deposit accounts held by the Company at the dates indicated (dollars in thousands):

	Year Ended March 31,
	2024		2023		2022
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest-bearing demand	$376,694	0.00%	$480,029	0.00%	$476,203	0.00%
Interest-bearing checking	243,904	0.32	286,627	0.03	279,053	0.03
Savings accounts	217,538	0.06	308,840	0.07	318,885	0.08
Money market accounts	233,749	1.22	266,795	0.16	272,161	0.06
Certificates of deposit	157,126	2.87	103,484	0.75	117,391	0.80
Total	$1,229,011	0.67%	$1,445,775	0.10%	$1,463,693	0.10%

Deposit accounts totaled $1.2 billion at March 31, 2024 compared to $1.3 billion at March 31, 2023. The Company did not have any wholesale-brokered deposits at March 31, 2024 and 2023. The Company continues to focus on core deposits and growth generated by customer relationships as opposed to obtaining deposits through the wholesale markets, although the Company continued to experience competition for customer deposits within its market area during fiscal year 2024. Core branch deposits (comprised of demand, savings, interest checking accounts and certificates of deposit, excluding wholesale-brokered deposits, trust account deposits, Lawyer Trust Accounts (“IOLTA”), public funds, and internet-based deposits) at March 31, 2024 decreased $26.9 million since March 31, 2023 due to deposit pricing pressures in our market and customers seeking higher yielding investment alternatives. At March 31, 2024, the Company had $39.6 million, or 3.22% of total deposits, in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposits, which were gathered from customers within the Company’s primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

At March 31, 2024 and 2023, the Company also had $13.2 million and $21.3 million, respectively, in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2024 and 2023, the Company did not have any deposits through this listing service as the Company chose not to utilize these internet-based deposits. Although the Company did not originate any internet based deposits during the fiscal year ended March 31, 2024, the Company may do so in the future consistent with its asset/liability objectives.

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

As of March 31, 2024 and 2023, approximately $297.2 million and $225.7 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The following table presents the maturity period and amount of certificates of deposit greater than $250,000 at March 31, 2024 (dollars in thousands):

Maturity Period	Amount
Three months or less	$22,405
Over three through six months	16,283
Over six through 12 months	14,860
Over 12 months	2,125
Total	$55,673

For more information, see also Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Borrowings. The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco (“FRB”), as needed, to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank’s commercial business loans, commercial real estate loans, one-to-four family real estate loans, and pledged securities. At March 31, 2024, the Bank had FHLB advances totaling $88.3 million and no FRB borrowings compared to $123.8 million in FHLB advances and no FRB borrowings at March 31, 2023.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the U.S.) provided certain standards related to credit-worthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 45% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2024, the Bank had an available credit capacity of $714.8 million, subject to sufficient collateral and stock investment.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $284.5 million, subject to pledged collateral, as of March 31, 2024. The following table sets forth certain information concerning the Company’s borrowings for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2024	2023	2022
Maximum amounts of FHLB advances outstanding at any month end	$180,454	$123,754	$—
Average FHLB advances outstanding	146,555	21,045	3
Weighted average rate on FHLB advances	5.40%	4.88%	0.31%
Maximum amounts of FRB borrowings outstanding at any month end	$—	$—	$—
Average FRB borrowings outstanding	10	13	3
Weighted average rate on FRB borrowings	5.40%	4.62%	0.25%

At March 31, 2024, the Company had three wholly-owned subsidiary grantor trusts totaling $27.0 million that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The common securities issued by the grantor trusts are held by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2024 and 2023 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information, see also Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Employees and Human Capital

As of March 31, 2024, the Company had 226 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

To attract and retain talent, we strive to create an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs. Our workforce is comprised of approximately 66.8% women and 33.2% men, with 58.0% of our management roles held by women and 42.0% by men.  The average tenure of our employees is 7.4 years. The ethnicity of our workforce was 80.9% White, 5.8% Asian, 5.8% Hispanic or Latinx, 2.5% African American or Black, 2.1% two or more races, 1.7% American Indian or Alaskan Native, and 1.2% Native Hawaiian or Pacific Islander. Benefit programs include quarterly or annual incentive opportunities, a Company sponsored Employee Stock Ownership Plan (“ESOP”), a Company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs including educational reimbursement opportunities.

The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization, and promotes training and continuing education as an ongoing function for its employees. The Bank’s compliance training program provides required annual training courses to assure that all employees know the rules applicable to their jobs.

Corporate Information

The Company’s principal executive offices are located at 900 Washington Street, Vancouver, Washington 98660. Its telephone number is (360) 693-6650. The Company maintains a website with the address www.riverviewbank.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, the Company makes available free of charge through its website the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it has electronically filed such material with, or furnished such material to, the SEC.

Subsidiary Activities

Riverview has one operating subsidiary, the Bank. The Bank has two wholly-owned subsidiaries, Riverview Services and the Trust Company.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $12,000 for the fiscal year ended March 31, 2024 and total assets of $1.3 million at March 31, 2024. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

The Trust Company is an asset management company providing trust, estate planning and investment management services. The Trust Company had net income of $2.0 million for the fiscal year ended March 31, 2024 and total assets of $10.8 million at March 31, 2024. The Trust Company earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2024, total assets under management were $961.8 million. The Trust Company’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Information about our Executive Officers. The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Daniel D. Cox	46	Acting President/Chief Executive Officer and Chief Operating Officer
David Lam	47	Executive Vice President and Chief Financial Officer
Robert Benke	54	Executive Vice President and Chief Credit Officer
Michael Sventek	60	Executive Vice President and Chief Lending Officer
Evan Sowers	46	President and Chief Executive Officer of Riverview Trust Company

(1)	At March 31, 2024

Daniel D. Cox is Acting President/Chief Executive Officer and Chief Operating Officer of the Company. Mr. Cox joined the Bank in August 2002 and spent five years as a commercial lender and progressed through the credit administration function, most recently serving as Executive Vice President and Chief Credit Officer. Mr. Cox holds a Bachelor of Arts in Business Administration with a major emphasis in Finance from Washington State University and was an Honor Roll graduate of the Pacific Coast Banking School. Mr. Cox is an active mentor in the local schools and was the Past Treasurer and Endowment Chair for the Washougal Schools Foundation and Past Board Member of Camas-Washougal Chamber of Commerce.

David Lam is Executive Vice President and Chief Financial Officer of the Company, positions he has held since July 2017. Prior to July 2017, Mr. Lam served as Senior Vice President and Controller of the Bank since 2008. He is responsible for accounting, SEC reporting and treasury functions for the Bank and the Company. Prior to joining Riverview, Mr. Lam spent ten years working in the public accounting sector advancing to the level of audit manager. Mr. Lam holds a Bachelor of Arts degree in business administration with an emphasis in accounting from Oregon State University. Mr. Lam is a certified public accountant (CPA), holds a chartered global management accountant designation and is a member of both the American Institute of CPAs and Oregon Society of CPAs.

Robert Benke is Executive Vice President and Chief Credit Officer of the Bank. Previously, Mr. Benke was Senior Vice President/Senior Credit Administrator, a position he has held since March 2016. Mr. Benke joined Riverview in July 2004 and spent five years as a commercial lender and progressed through the credit administration function starting in 2012 most recently serving as Senior Vice President of Credit Administration. He is responsible for credit administration related to the Bank’s commercial, and consumer loan activities. He holds a Masters of Business Administration (MBA) from Washington State University, a Bachelor of Arts in Physics from Whitman College, and is a 2015 graduate of the Pacific Coast Banking School. Mr. Benke is an active board member of the Washington State University – Vancouver MAP Program.

Michael Sventek is Executive Vice President and Chief Lending Officer of the Bank. Mr. Sventek has over 32 years of experience in community banking, having most recently served as Commercial Banking Market Director for Umpqua Bank. Prior to that, he served as Commercial Banking President for BBVA USA. Throughout his career, Mr. Sventek served as a highly visible finance leader for community banks and brings a vast amount of experience in commercial banking and lending. Mr. Sventek graduated with a Bachelor of Science in Computer Science Engineering from Northern Arizona University and is a graduate of the Pacific Coast Banking School.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two- quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank has not elected to use the CBLR framework as of March 31, 2024.

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

In order to be considered well-capitalized under the prompt corrective action regulations described below, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%, and the Bank must not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of March 31, 2024, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. For a complete description of the Bank’s required and actual capital levels on March 31, 2024, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

On April 1, 2023, the company adopted a new accounting standard for GAAP referred to as Current Expected Credit Loss (“CECL”) which requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the prior method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the previous methodology and the amount required under CECL. For a banking organization, implementation of CECL may reduce retained earnings, and affect other items, in a manner that reduces its regulatory capital. The Company recorded a one-time adjustment to its allowance for credit losses of $42,000 with the adoption of CECL.

The federal banking regulators (the Federal Reserve, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. The Company elected this option.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Loans or advances are made to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business – “Deposit Activities and Other Sources of

Funds – Borrowings.” As a member, the Bank is required to purchase and maintain stock in the FHLB. At March 31, 2024, the Bank held $4.9 million in FHLB stock, which is comprised of $953,000 of membership stock and $4.0 million of activity stock from borrowing activities. At March 31, 2024, the Bank is in compliance with FHLB stock requirements. During the fiscal year ended March 31, 2024, the Bank redeemed $964,000 of FHLB membership stock at par due to the decrease in the Bank’s consolidated assets at December 31, 2023 as compared to December 31, 2022 along with a reduction of capital stock requirement percentage from 0.12% to 0.06% of the Bank’s consolidated assets.

The FHLB continues to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in the value of the Bank’s FHLB stock may result in a decrease in net income and possibly capital.

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund (“DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is their average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 2.5 to 32 basis points subject to certain adjustments for institutions considered a “Small Bank” like the Bank.

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020.  In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act.  The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio.  Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028. Revised assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds two percent, absent further action by the FDIC Board. A significant increase in insurance premiums or a special assessment levied by the FDIC could likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what changes in insurance assessment rates may be made in the future. For the fiscal year ended March 31, 2024, the Bank’s FDIC deposit insurance premiums totaled $708,000.

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

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which require the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the Bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. The Bank received a “satisfactory” rating during its most recent CRA examination.

On October 24, 2023, the FDIC and other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. The changes are designed to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The final rule establishes a revised regulatory framework for the CRA that, like the current framework, is based on bank asset size and business model. Under the final rule, banks (such as the Bank) with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” Intermediate banks will be evaluated under the new Retail Lending Test, and either the current rule’s community development test or, at the Bank’s option, the new Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. At March 31, 2024, the Bank was not required to maintain any reserve balances.

The Bank is authorized to borrow from the Federal Reserve Bank of San Francisco’s “discount window.” An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At March 31, 2024, the Bank had no outstanding borrowings from the Federal Reserve.

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

These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, Washington State and other federal and state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant.

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

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses its view that a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Under Washington corporate law, Riverview generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities. The capital conservation buffer requirement may also limit or preclude dividends payable by the Company. For additional information, see Item 1.A. “Risk Factors – Risks Related to Regulatory and Compliance Matters – Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions” in this report.

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

Item 1A.  Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment. The risks below also include forward-looking statements. This report is qualified in its entirety by these risk factors.

Risks Related to Macroeconomic Conditions

Our business may be adversely affected by downturns in the national and the regional economies on which we depend.

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A decline in the economies of the seven counties in which we operate, including the Portland, Oregon metropolitan area, which we consider to be our primary market area, could have a materially adverse effect on our business, financial condition, results of operations and prospects. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade. Changes in agreements or relationships between the U.S. and other countries may also affect these businesses and, by extension, our operations.

A downturn in economic conditions in the market areas we serve be it due to inflation, recessive trends, geopolitical conflicts, adverse weather, or other factors, could have a  material adverse impact on our business, financial condition, liquidity and results of operations, including but not limited to:

●	Elevated instances of loan delinquencies, problematic assets, and foreclosures
●	An increase in our ACL for loans
●	Reduced demand for our products and services, potentially leading to a decline in our overall loans or assets.
●	Depreciation in collateral values linked to our loans, thereby diminishing borrowing capacities and asset values tied to existing loans.
●	Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us
●	Reductions in our low-cost or noninterest-bearing deposits.

. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate.

Any deterioration in the real estate markets associated with the collateral securing mortgage loans  could significantly impact borrowers’ repayment capabilities and the value of collateral. Real estate values are affected by various factors, including changes in economic conditions, regulatory changes, and natural disasters such as earthquakes, flooding and tornadoes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

External  economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures, while easing recently, still remain elevated. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business clients to repay their loans may deteriorate quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Risks Related to our Lending Activities

Our real estate construction loans are based upon estimates of costs and the value of the completed project, and as with land loans may be more difficult to liquidate, if necessary.

We make construction and land loans primarily to builders to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans regardless of whether the property used as collateral in under a sales contract. At March 31, 2024, real estate construction and land loans totaled $42.2 million, or 4.13% of our total loan portfolio, and were comprised of $16.2 million of speculative and presold construction loans, $5.7 million of land loans and $20.4 million of commercial/multi-family construction loans.

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

Loans on land under development or raw land held for future construction, including lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to develop, sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. There were no non-performing real estate construction and land loans at March 31, 2024. A material increase in non-performing real estate construction and land loans could have a material adverse effect on our financial condition and results of operation.

Commercial and multi-family real estate lending involves higher risks than real estate one-to-four family and other consumer lending, which exposes us to increased lending risks.

Our current business strategy includes an emphasis on commercial and multi-family real estate lending. This type of lending activity, while potentially more profitable than one-to-four family lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At March 31, 2024, we had $654.3 million of commercial and multi-family real estate loans, representing 63.9% of our total loan portfolio.

Commercial and multi-family real estate loans typically involve higher principal amounts than other types of loans, and some commercial borrowers maintain multiple loans with us. Consequently, an adverse development in any single loan or credit relationship can significantly heighten our exposure to potential losses, far more than the impact of a similar development in a one-to-four family residential mortgage loan. The repayment of  these loans relies on income generated from the property securing the loan. This income must sufficiently cover operational expenses and debt service. Economic fluctuations or shifts in local market conditions may adversely affect the property’s income, posing potential repayment challenges.  Moreover, a substantial portion of our commercial and multi-family real estate loans do not fully amortize and include substantial balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the property, potentially heightening the risk of default on non-payment. In the event of a foreclosure on a commercial or multi-family real estate loan, our holding period for the collateral tends to be more extended compared to one-to-four family residential loans. This elongated holding period results from a limited  pool of  potential purchasers for the collateral.

In recent years financial institutions have witnessed substantial growth in commercial real estate markets, compounded by intensified competitive pressures that have led to historically low capitalization rates and surging property valuations. The economic disruption spurred by the COVID-19 pandemic has particularly affected commercial real estate markets. Additionally, the pandemic has accelerated the adoption of remote work options, potentially influencing the long-term performance of certain office properties within our commercial real estate portfolio. Moreover, the federal banking regulatory agencies have raised concerns about vulnerabilities within the current commercial real estate market, recognizing the risks associated with these assets. Failures in our risk management policies, procedures, and controls could impede our ability to effectively manage this portfolio, potentially leading to increased delinquencies and higher losses, thereby materially impacting our business, financial condition, and operational performance.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At March 31, 2024, $96.4 million, or 9.41% of our total loan portfolio, consisted of real estate one-to-four family loans and home equity loans. We primarily base our lending decisions on the borrower’s repayment capacity and the collateral securing these loans, particularly with first-lien real estate one-to-four family loans. However, home equity lines of credit pose greater risks, especially those secured by a second mortgage, as the likelihood of full loan recovery in the event of default diminishes. Our ability to foreclose  on  such loans  depends upon  the property’s value which must cover both the primary mortgage and foreclosure costs.

This type of lending is highly sensitive to regional and local economic conditions, making it challenging to predict potential losses. Economic downturns or fluctuations in the housing market could diminish property values, increasing the risk of losses if borrowers default. Loans with high combined loan -to value-ratios are particularly vulnerable to declining property values, leading to higher default rates and increased severity of losses. Moreover, if borrowers sell their homes, they may struggle to repay their loans in full from the proceeds. As a result, these loans may experience elevated rates of delinquencies, defaults and losses negatively impacting our financial condition and results of operations.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At March 31, 2024, commercial business loans totaled $229.4 million, or 22.4% of total loans. These loans are primarily extended based on the borrower’s cash flow, with collateral provided by the borrower, serving as a secondary consideration. However, the predictability of the borrower’s cash flow can vary, and the value of collateral securing these loans may fluctuate. Collateral for commercial business loans typically includes equipment, inventory, accounts receivable, or other business assets. For loans secured by accounts receivable, the availability of funds for repayment relies heavily on the borrower’s ability to collect from its customers. Additionally, the value of other collateral, such as equipment, may depreciate over time, and could be challenging to appraise or liquidate, varying based on the nature of the business. Consequently, the availability of funds for loan repayment is significantly contingent on the success of the borrower’s business, which is often influenced by broader economic conditions and, to a lesser extent, the value of provided collateral.

Our ACL for loans may prove  insufficient to absorb losses in our loan portfolio. Future additions to our ACL, as well as charge-offs in excess of reserves, will reduce our earnings.

Lending money is a substantial part of our business and each loan carries risks, including that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

●	The cash flow of the borrower or the project being financed.
●	For a collateralized loan, uncertainties as to the future value of the collateral.
●	The duration of the loan.
●	The credit history of the borrower.
●	Changes in economic and industry conditions.

To address these risks, we maintain an ACL for loans, which is established through a provision for credit losses on loans charged to expense, which we believe is appropriate to provide for lifetime expected credit losses in our loan portfolio. The appropriate level of the ACL for loans is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

●	Our collective loss reserve, for loans evaluated on a pool basis with similar risk characteristics based on our life of loan historical default and loss experience, certain macroeconomic factors, reasonable and supportable forecasts, regulatory requirements, management’s expectations of future events and certain qualitative factors; and
●	Our individual loss reserve, based on our evaluation of individual loans that do not share similar risk characteristics and the present value of the expected future cash flows or the fair value of the underlying collateral.

The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the ACL for loans may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our ACL through the provision for credit losses on loans which is charged against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may also require an increase in the ACL.

Bank regulatory agencies also periodically review our ACL and may require an increase in the provision for possible credit losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination. If charge-offs in future periods exceed the ACL, we may need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, liquidity and capital.

Risks Related to Market and Interest Rate Changes

Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve has increased the target range for the federal funds rate by 525 basis points, including 50 basis points during fiscal 2024, to a range of 5.25% to 5.50% as of March 31, 2024. As inflation eases, the FOMC has indicated rate decreases may be expected during 2024. However, if the FOMC further increases the targeted federal funds rate, overall interest rates will likely continue to rise, which will negatively impact our net interest income and may negatively impact both the housing market by reducing refinancing activity and new home purchases, and the U.S. economy.

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

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many financial institutions, we attempt to increase our proportion of deposits that are non-interest bearing or pay a relatively low rate of interest. However, attracting such deposits has been challenging with the current interest rate environment. At March 31, 2024, we had $349.1 million in non-interest bearing demand deposits and $179.2 million in certificates of deposit that mature within one year. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the value of our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. At March 31, 2024, we recorded an $16.1 million accumulated other comprehensive loss, which is reflected as a reduction to stockholders’ equity.

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

The fair value of our investment securities is susceptible to significant shifts due to factors beyond our control, potentially leading to adverse changes in their valuation. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or adverse events related to the underlying securities, capital market instability, and, as previously mentioned, fluctuations in market interest rates. Any of these factors, among others, could cause the fair value of these securities to be lower than the amortized cost basis resulting in a credit loss, which could have a material effect on our business, financial condition and results of operations. We are required to maintain sufficient liquidity to ensure a safe and sound operation, potentially requiring us to sell securities at a loss if our liquidity position falls below desirable level and all alternative sources of liquidity are exhausted. In an environment where other market participants are also liquidating securities, our loss could be materially higher than expected, significantly adversely impacting liquidity and capital levels.

Revenue from broker loan fees is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation which may adversely impact our financial condition and results of operations.

Our mortgage brokerage operations contribute additional non-interest income. The Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies. These loans are closed and funded by the purchasing mortgage company and are not considered assets of the Company. Instead, the Company receives a fee typically ranging from 1.5% to 2.0% of the loan amount, which is shared with the commissioned broker.

The prevailing interest rate environment significantly influences both the volume of loans and the fees generated through our mortgage brokerage activity. Generally, during periods of rising interest rates, the volume of loans and the amount of brokered loan fees included in non-interest income decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of brokered loan fees generally increase as a result of the increased mortgage loan demand.

A general decline in economic conditions may adversely affect the fees generated by our asset management company.

Should our asset management clients and their assets be adversely impacted by unfavorable economic and stock market conditions, they may choose to withdraw their managed assets, or the value of these assets managed by us may decline. Since our asset management revenues are directly linked to the value of the assets we manage, any withdrawal of assets or reduction in their value would adversely affect the revenues generated by the Trust Company.

Risks Related to Regulatory, Legal and Compliance Matters

The continued focus on increasing our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 314% of total risk-based capital at March 31, 2024. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s ACL. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.

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

Climate change continues to be a pressing concern, prompting heightened awareness and action on a global scale. Efforts include international agreements such as the Paris Agreement, with the United States rejoining, and ongoing initiatives at various governmental levels to address climate-related issues. Under the current administration, additional measures are anticipated, potentially impacting banks’ risk management practices, stress testing, credit portfolio concentrations, and investment strategies. The lack of empirical data makes it challenging to predict the precise financial impact of climate change, though its physical effects such as more frequent weather disasters, could directly affect our real estate collateral and loan portfolios. Inadequate insurance coverage for borrowers may compound these risks, impacting our financial condition. Furthermore, climate change’s broader economic effects could adversely affect our customers and the communities we serve, potentially impacting our financial performance.

On March 6, 2024, the SEC implemented new climate-related disclosure rules for U.S. public companies and foreign private issuers. These rules introduce extensive disclosure requirements, increasing reporting costs, risks, and complexity. Challenges include short compliance timelines, interpretive issues, legal liabilities, and global regulatory overlaps. Lawsuits contesting these rules add further uncertainty. However, on March 15, 2024, the U.S. Court of Appeals for the Fifth Circuit granted an administrative stay, temporarily halting the implementation of the SEC's climate rules.

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

Additionally, as our cardholders use debit and credit cards for transactions with third parties or through third-party processing services, we face additional risks from data breaches in their system or payment processors. Such breaches could expose our account information, leading to liabilities for fraudulent transactions, fines, and higher transaction fees. Breaches may also erode customer trust, prompting shifts in payment methods and potential changes to our payment systems, which could incur higher costs.

Despite ongoing efforts to enhance our information technology systems and provide employee awareness training, cyber threats remain pervasive, particularly in the financial services industry. We must continuously monitor and fortify our networks and infrastructure to prevent, detect, and address unauthorized access, misuses, computer viruses, and other security risks. While we have not experienced significant breaches, some of our clients may have been affected by third-party breaches, potentially increasing their risks of identity theft and fraud involving their accounts with us.

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

The Bank is susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

Certain accounting policies, most notably the ACL, are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates.  For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in this Form 10-K.

We may experience future goodwill impairment, which could reduce our earnings.

In accordance with GAAP, we record assets acquired and liabilities assumed in a business combination at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment.. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgement. If our judgement was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations.

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

We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of a vendor’s performance, including aspects which a vendor delegates to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Ineffective liquidity management could adversely affect our financial results and condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities on acceptable terms could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdraw demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” of this Form 10-K.

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

Since June 2020, we opened three new branches in Clark County, Washington and may open additional branches in our market area in the future. The success of our branch expansion strategy is contingent upon numerous factors, including our ability to secure managerial resources, recruit and retain qualified personnel, and execute effective marketing strategies. However, the opening of new branches may not lead to an immediate or substantial increase in loan and deposit volumes as anticipated, and it will inevitably raise our operating expenses. Typically, de novo branches take three to four years to become profitable, and the projected timeline and costs for opening new branches may significantly differ from actual results. We may encounter challenges in managing the costs and implementation risks associated with our branching strategy. As a result, new branches may initially weigh on our earnings until they achieve certain economies of scale. Moreover, there is a risk that our new branches may not yield the desired success.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be exceedingly high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may dilute the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights.  Increased ESG-related compliance costs could increase our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management and strategy are integrated into our enterprise-wide risk management program, which leverages a “three lines of defense” model to manage risk within the organization. Such model incorporates 1) day-to-day/operational activities and controls that are managed at the business unit level; 2) identification, measurement and mitigation of inherent security risks via the use of internal control and cybersecurity maturity frameworks, operating policies, independent monitoring, risk management and compliance oversight; and 3) internal audit designed to provide objective and independent validation of the design and operating effectiveness of cybersecurity and information security controls. Technology risk (including cybersecurity and overall operational risk) is identified as a key risk area for the Company, and utilizes a combination of manual and automated methods as well as internal and external resources to monitor, measure and mitigate cybersecurity risks.

The ability to mitigate cybersecurity risks is dependent upon an effective risk assessment process that identifies, measures, controls, and monitors material risks stemming from cybersecurity threats. These threats include any potential unauthorized activities occurring through the Company's information systems that could adversely affect the confidentiality, integrity, or availability of the Company's information systems or the data contained therein. The Company's Information Security Program includes a comprehensive information security risk assessment process that incorporates the following elements:

●	Identification of reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration, or destruction of confidential information or information systems.
●	Assessment of the likelihood and potential damage of these threats, taking into consideration the sensitivity of confidential information.
●	Assessment of the sufficiency of policies, procedures, information systems, and other arrangements in place to control risks.

The risk assessment process is designed to identify assets requiring risk reduction strategies and includes an evaluation of the key factors applicable to the operation. The Company conducts a variety of information security assessments throughout the year, both internally and through third-party specialists.

In designing our Information Security Program, we refer to established industry frameworks - in particular, the Federal Financial Institutions Examination Council (FFIEC) and guidance and best practices from the National Institute of Standards and Technology (NIST). The FFIEC framework offers a set of guidelines to help financial institutions effectively manage and mitigate cybersecurity risks. The framework focuses on ensuring the confidentiality, integrity, and availability of sensitive information and systems. NIST is part of the U.S. Department of Commerce and among other initiatives, develops cybersecurity standards, guidelines, and other resources to meet the needs of U.S. industry, federal agencies and the broader public. Activities range from producing specific information that organizations can put into practice immediately to longer-term research that anticipates advances in technologies and future challenges. The Company utilizes these frameworks to assist with the design of our Information Security Program, including risk mitigation controls and processes. While we believe our information security program is well-designed and appropriate for our organization, the sophistication of cyber threats continues to increase and no matter how well designed or implemented the Company's controls are, it may not be able to anticipate all cyber security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may affect the Company's business strategy, results of operations or financial condition, please refer to Item 1A. Risk Factors - Risks Related to Cybersecurity, Data and Fraud.

The Company uses a cross-functional approach to identify, prevent, and mitigate cybersecurity threats and incidents. We have adopted controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. We have developed a formal cybersecurity incident response plan that summarizes the steps the Company will take to respond to a cybersecurity incident. The plan includes an Information Security Incident Response Team (ISIRT), which is responsible for addressing and coordinating all aspects of the Company's response to cybersecurity events. The ISIRT is supported by operating procedures and guidelines designed to outline the expectations and processes to be followed when responding to incidents of unauthorized access to confidential information maintained by the Company or its service providers. The ISIRT may consult legal counsel and other external experts in connection with their respective activities. An escalation process has been established for engaging other resources and appropriate reporting protocols at both the management and Board of Directors levels.

Governance

Our Board of Directors articulates the Company's attitude towards risk. Associated risk metrics are monitored quarterly by Management and reported to the Audit Committee of the Board and the Board of Directors. Management measures and reports inherent risk, mitigating controls, residual risk and emerging risk for various key risk categories, inclusive of cybersecurity and information security risks.

The Company's governance and oversight of cybersecurity risks are facilitated through our Information Security Program, which establishes administrative, technical, and physical safeguards designed to protect the confidential information and records of all the Bank's clients in accordance with FDIC regulations. Our Information Security Program, along with its associated policies and guidelines, takes into account FDIC and FFIEC regulations and guidance on sensitive information protection as well as information system security. It is tailored to align with the Company's risk assessment results, and the size, complexity, nature and scope of our activities.

We maintain relevant expertise within the Bank's management team to manage cybersecurity risks. In particular, the Board has appointed a Chief Information Security Officer. Together with the Risk and Audit Manager, they provide direction and oversight for information and cyber-security related activities across the Company—including existing and emerging initiatives, service provider arrangements, incident response, business continuity management, staff training, monitoring of key controls and adjusting the information security program in response to changes in operations and internal/external threats and vulnerabilities.

Our Information Security Management team, among other things, is responsible for conducting risk assessments, designing the Information Security Program to manage identified risks based on information sensitivity and the Company’s operational complexity, overseeing service provider arrangements, establishing risk-based response programs for incidents of unauthorized access, providing staff training, conducting testing of key controls, systems, and procedures, and adjusting the program in response to changes in people, processes, technology, sensitive information, threats, and the business environment (e.g., mergers, acquisitions, alliances, joint ventures, or outsourcing arrangements).

The Board of Directors plays a crucial role, annually reviewing and approving our Information Security Program. The Board oversees efforts to develop, implement, and maintain an effective Information Security Program, including reviewing Management's reporting on program effectiveness. Additionally, the Board of Directors' Technology Committee considers information technology and cybersecurity expertise when assessing potential director candidates, to help ensure the Board of Directors has the capability to appropriately oversee Management's activities in these areas.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street. The Company’s operational center is also located in Vancouver, Washington (both offices are leased). At March 31, 2024, the Bank operated ten offices located in Clark County, Washington (three of which are leased), two offices in Klickitat County, Washington and one office in Skamania County, Washington. The Bank also has two offices in Multnomah County, Oregon, one leased office in Washington County, Oregon and one office in Marion County, Oregon. In addition, at March 31, 2024, the Trust Company had one office as part of the executive offices leased and one leased office in Clackamas County, Oregon. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company. For additional information on the Company’s litigation, see Note 16, Commitments and Contingencies – Litigation, of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “RVSB.” At June 14, 2024, there were 547 stockholders of record and an estimated 2,823 holders in nominee or “street name” through various brokerage firms.

Dividends

Riverview has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors including required payments on our trust preferred securities.  During fiscal 2024, our Board of Directors declared regular quarterly dividends of $0.06 per share.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods.  Dividends on common stock from Riverview depend substantially upon receipt of dividends from the Bank, which is Riverview’s predominant source of income. Management’s projections show an expectation that cash dividends will continue for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth the Company’s repurchases of its outstanding common stock  for the quarter ended March 31, 2024:

			Total Dollar	Maximum Dollar Value
	Total	Average	Value Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program (1)
January 1, 2024 - January 31, 2024	—	$—	$—	$—
February 1, 2024 - February 29, 2024	—	—	—	—
March 1, 2024 - March 31, 2024	—	—	—	—
Total	—	$—	$—	$—

(1) The Company did not have a publicly announced stock repurchase program in place during the three months ended March 31, 2024.

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

The Company has identified policies that due to the significant level of judgement, estimation and assumptions inherent in those policies are critical to an understanding of the Company’s consolidated financial statements. These policies include our accounting policies related to the methodology for the determination of the ACL, the valuation of investment securities and goodwill valuations. The following is a discussion of the critical accounting estimates involved with those accounting policies.

Allowance for Credit Losses.

The ACL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded ACL. The provision for credit losses reflects the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves. Determining the amount of the ACL involves a high degree of judgment. Among the material estimates required to establish the ACL are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows for loans that are individually evaluated; determination of loss factors to be applied to the various elements of the portfolio; and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. All of these estimates are susceptible to significant change. Based on the analysis of the ACL, the amount of the ACL is increased by the provision for credit losses and decreased by a recapture of credit losses and are charged against current period earnings.

The ACL is maintained at a level sufficient to provide for expected credit losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio. The ACL is comprised of a general component and a specific component. The general component establishes a reserve rate using historical life-of-loan default rates, current loan portfolio information, economic forecasts, and business cycle data. Statistical analysis determines life-of-loan default and loss rates for the quantitative component, while qualitative factors adjust expected loss rates for current and forecasted conditions. The qualitative factor methodology involves a blend of quantitative analysis and management judgment, reviewed quarterly. The specific component relates to loans that have been individually evaluated because all contractual amounts of principal and interest will not be paid as scheduled. Based on the individual analysis, a specific reserve may be established. The ACL is based upon factors and trends identified by us at the time financial statements are prepared. Although we use the best information available, future adjustments to the ACL may be necessary due to economic, operating, regulatory and other conditions beyond our control. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. For additional information see Item 1A. “Risk Factors – Risk Related to Our Lending Activities - Our ACL may prove to be insufficient to absorb losses in our loan portfolio. Future additions to our ACL, as well as charge-offs in excess of reserves, will reduce our earnings,” in this Form 10-K.

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

Certain loans included in the loan portfolio were evaluated individually for a loss reserve at March 31, 2024. Accordingly, loans evaluated individually were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Loans that are individually evaluated require judgment and estimates, and the eventual outcomes may differ from those estimates. A reserve for such loans is determined based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

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

The Company performed its annual goodwill impairment test as of October 31, 2023. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach, the whole bank transaction approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 9.4%, a net interest margin that approximated 3.2% and a return on assets that ranged from 0.56% to 1.23% (average of 0.89%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 15.32% utilized for our cash flow estimates and a terminal value estimated at 1.8 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk-free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The whole bank transaction approach estimates fair value by applying key financial variables in transactions involving acquisitions of similar institutions. In applying the whole bank transaction approach method, the Company identified transactions that occurred during the calendar 2022 and other relevant published data utilizing a multiple of 1.25 times price to book value. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 0.87 times book value, a market multiple of 0.93 times tangible book value and an earnings multiple of 9.3 times. The Company calculated a fair value of its reporting unit of $150.0 million using the corporate value approach, $180.0 million using the income approach, $181.0 million using the whole bank transaction approach and $171.0 million using the market approach, with a final concluded value of $177.0 million, with ten percent weight given to the corporate value approach and market approach and forty percent weight given to the whole bank transaction and income approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

The Company also completed a qualitative assessment of goodwill as of March 31, 2024 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Even though the Company determined that there was no goodwill impairment, a sustained decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts, significant adverse changes in the operating environment for the financial industry or an increase in the value of our assets without an increase in the value of the reporting unit may result in a future impairment charge.

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

Operating Strategy and Selected Financial Information

Fiscal year 2024 marked the 100th anniversary for Riverview Bank, which opened for business in 1923. Our primary business strategy is to provide comprehensive banking and related financial services within our primary market area. The Company’s goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular, commercial real estate and commercial business loans), increasing core deposit balances, managing problem assets, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Execution of our Business Plan. The Company is focused on increasing its loan portfolio, especially higher yielding commercial and construction loans, and its core deposits by expanding its customer base throughout its primary market areas. While the Company historically emphasized residential real estate lending, since 1998 it has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. Moreover, in fiscal year 2021, the Company ceased originating residential real estate loans; however, it will from time to time purchase these loans consistent with asset/liability objectives. At March 31, 2024, commercial and construction loans represented 90.4% of total loans. Commercial lending, including commercial real estate loans, typically involves more credit risk than residential lending, justifying higher interest margins and fees on loans which can increase the loan portfolio’s profitability. In addition, by emphasizing total relationship banking, the Company intends to deepen the relationships with its customers and increase individual customer profitability through cross-marketing programs, which allows the Company to better identify lending opportunities and services for customers. To build its core deposit base, the Company will continue to utilize additional product offerings, technology and a focus on customer service in working toward this goal. The Company will also continue to seek to expand its franchise through de novo branches, the selective acquisition of individual branches, loan purchases and whole bank transactions that meet its investment and market objectives. In this regard, the Company recently opened three new branches located in Clark County, Washington, to complement its existing branch network.

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in our strong asset quality and credit metrics in fiscal year 2024. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and new deposit products. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $961.8 million and $890.6 million at March 31, 2024 and March 31, 2023, respectively. The Company also offers a third-party identity theft product to its customers. The identity theft product assists our customers in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less likely to be withdrawn when interest rates fluctuate. To build its core deposit base, the Company has sought to reduce its dependence on traditional higher cost deposits in favor of stable lower cost core deposits to fund loan growth and decrease its reliance on other wholesale funding sources, including brokered deposits, FHLB advances and FRB borrowings. The Company believes that its continued focus on building customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition, the Company intends to increase demand deposits by growing business banking relationships through expanded product lines tailored to meet its target business customers’ needs. The Company maintains technology-based products to encourage the growth of lower cost deposits, such as personal financial management, business cash management, and business remote deposit products, that enable it to meet its customers’ cash management needs and compete effectively with banks of all sizes. Core branch deposits decreased $26.9 million at March 31, 2024 compared to March 31, 2023 due to deposit pricing pressures in our markets, resulting in the Company’s use of higher costing FHLB advances during fiscal 2024. Core branch deposits accounted for 98.0% of total deposits at March 31, 2024 compared to 97.5% at March 31, 2023.

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

Selected Financial Data: The following financial condition data as of March 31, 2024 and 2023 and operating data and key financial ratios for the fiscal years ended March 31, 2024, 2023, and 2022 have been derived from the Company’s audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with this  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included in this Form 10-K.

	At March 31,
	2024	2023

	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$1,521,529	$1,589,712
Loans receivable, net	1,008,649	993,547
Investment securities available for sale	143,196	211,499
Investment securities held to maturity	229,510	243,843
Cash and cash equivalents	23,642	22,044
Deposits	1,231,679	1,265,217
FHLB advances	88,304	123,754
Shareholders’ equity	155,588	155,239

	Year Ended March 31,
	2024	2023	2022

	(Dollars in thousands, except per share data)
OPERATING DATA:

Interest and dividend income	$56,555	$55,666	$49,825
Interest expense	18,469	4,060	2,200
Net interest income	38,086	51,606	47,625
Provision for (recapture of) credit/loan losses	—	750	(4,625)
Net interest income after provision for (recapture of) credit/loan losses	38,086	50,856	52,250
Other non-interest income	10,242	12,194	12,744
Non-interest expense	43,727	39,371	36,718
Income before income taxes	4,601	23,679	28,276
Provision for income taxes	802	5,610	6,456
Net income	$3,799	$18,069	$21,820

Earnings per share:
Basic	$0.18	$0.84	$0.98
Diluted	0.18	0.83	0.98
Dividends per share	0.240	0.240	0.215

	At or For the Years Ended March 31,
	2024	2023	2022
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	0.24%	1.08%	1.31%
Return on average equity	2.43	11.71	13.62
Dividend payout ratio (1)	133.33	28.92	21.94
Interest rate spread	2.00	3.12	2.95
Net interest margin	2.56	3.26	3.03
Non-interest expense to average assets	2.78	2.36	2.20
Efficiency ratio (2)	90.48	61.71	60.82
Average equity to average assets	9.91	9.25	9.58

Asset Quality Ratios:
Allowance for credit losses to total loans at end of period	1.50	1.52	1.47
Allowance for credit losses to nonperforming loans	8,631.46	826.62	65.72
Net charge-offs (recoveries) to average outstanding loans during the period	—	—	—

Ratio of nonperforming assets to total assets	0.01	0.12	1.27
Ratio of nonperforming loans to total loans	0.02	0.18	2.23

Capital Ratios:
Total capital to risk-weighted assets	16.32	16.94	16.38
Tier 1 capital to risk-weighted assets	15.06	15.69	15.12
Common equity tier 1 capital to risk-weighted assets	15.06	15.69	15.12
Leverage ratio	10.29	10.47	9.19

(1)	Dividends per share divided by diluted earnings per share.
(2)	Non-interest expense divided by the sum of net interest income and non-interest income.

Comparison of Financial Condition at March 31, 2024 and 2023

Cash and cash equivalents, including interest-earning deposits in other banks, totaled $23.6 million at March 31, 2024 compared to $22.0 million at March 31, 2023. Fluctuations in cash balances are typical due to funding  requirements, deposit activity and investments in securities .  In accordance with the Company’s asset/liability management program and liquidity objectives, surplus cash may be used to  acquire investment securities, contingent on prevailing interest rates and other factors. Additionally, a portion of excess cash is invested in short-term certificates of deposit for investment purposes, all of which are fully insured by the FDIC. There were no certificates of deposits held for investment at March 31, 2024 compared to $249,000 at March 31, 2023.

Investment securities totaled $372.7 million and $455.3 million at March 31, 2024 and 2023, respectively. The decrease was primarily due to investment sales of $46.2 million in the fourth quarter of fiscal year 2024 in addition to normal pay downs, calls and maturities. There were no sales of investment securities for fiscal year 2023. There were no investment securities purchased during fiscal year 2024 compared to $81.8 million for 2023. For additional information on the Company’s investment securities, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans receivable, net, totaled $1.01 billion at March 31, 2024, compared to $993.5 million at March 31, 2023, an increase of $15.1 million. The increase was primarily attributed to increases in commercial real estate loans of $19.0 million and multi-family loans of $14.9 million. These increases were partially offset by decreases in real estate construction, commercial business, and real estate one-to-four family loans of $11.2 million, $3.5 million, and $3.3 million, respectively, since March 31, 2023.

The Company no longer originates real estate one-to-four family loans and will from time to time purchase these loans consistent with its asset/liability objectives. Additionally, the Company will purchase commercial business loans to supplement loan originations and diversify the commercial loan portfolio. Purchased loans are originated by a third-party located outside of the Company’s primary market area and totaled $27.2 million and $26.2 million at March 31, 2024 and 2023, respectively. The Company also purchases the guaranteed portion of SBA loans as a way to supplement loan originations, to further diversify its loan portfolio and earn a higher yield than earned on its cash or short-term investments. These SBA loans are originated through another financial institution located outside of the Company’s primary market area and are purchased with servicing retained by the seller.  At March 31, 2024, the Company’s purchased SBA loan portfolio was $51.0 million compared to $55.5 million at March 31, 2023.

Goodwill was $27.1 million at both March 31, 2024, and 2023. For additional information on our goodwill impairment testing, see “Goodwill Valuation” included in this Item 7.

Deposits decreased $33.5 million to $1.2 billion at March 31, 2024 compared to $1.3 billion at March 31, 2023 due to increased competition, pricing and an overall decrease in market liquidity. The decrease in deposits was attributable to reductions in regular savings accounts of $62.5 million, non-interest checking accounts of $55.9 million and money market accounts of $12.6 million. These decreases were partially offset by increases of $62.1 million in certificates of deposit accounts and $35.3 million in interest checking accounts.  The Company had no wholesale-brokered deposits at March 31, 2024 and 2023. Core branch deposits accounted for 98.0% of total deposits at March 31, 2024 compared to 97.5% at March 31, 2023. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

FHLB advances decreased $35.5 million to $88.3 million at March 31, 2024 compared to $123.8 million at March 31, 2023, and was comprised of overnight advances.  FHLB advances were $123.8 million at March 31, 2023 and were comprised of overnight advances and a short-term borrowing of $73.8 million and $50.0 million, respectively.

Shareholders’ equity increased $349,000 to $155.6 million at March 31, 2024 from $155.2 million at March 31, 2023. The increase was mainly attributable to the increase in the accumulated other comprehensive income related to the change in unrealized holding losses on securities available for sale, net of tax, of $2.2 million and net income of $3.8 million during fiscal year 2024.  These increases were partially offset by cash dividend payments totaling $5.1 million and the repurchase of 109,162 shares of common stock totaling $577,000.

Comparison of Operating Results for the Years Ended March 31, 2024 and 2023

Net Income. Net income decreased $14.3 million or 79.0% to $3.8 million, or $0.18 per diluted share, for the fiscal year ended March 31, 2024, compared to $18.1 million, or $0.83 per diluted share, for the fiscal year ended March 31, 2023. The decrease was primarily due to a $13.5 million decrease in net interest income before provision for credit losses resulting from higher funding costs and a $4.4 million increase in non-interest expense, partially offset by a $750,000 decrease in the provision for credit losses. Additionally, during the fourth quarter of fiscal 2024, the Company restructured a portion of the balance sheet by selling approximately $46.2 million of its lower-yielding available for sale investment securities and utilizing the proceeds totaling $43.5 million to repay higher-cost FHLB advances. The total pre-tax loss of this transaction was $2.7 million, with a tax benefit of $655,000, resulting in an after-tax impact of $2.1 million.

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

Net interest income for fiscal year 2024 decreased $13.5 million, or 26.2%, to $38.1 million compared to $51.6 million in fiscal year 2023. The decrease was primarily due to increased interest expense on deposits and borrowings.  The net interest margin for the fiscal year ended March 31, 2024 was 2.56% compared to 3.26% for the prior fiscal year. The decrease in the net interest margin was primarily attributable the increase in interest expense, partially offset by a decrease in total average interest earning assets.

Interest and Dividend Income. Interest and dividend income increased $889,000 to $56.6 million for the fiscal year ended March 31, 2024 from $55.7 million for the fiscal year ended March 31, 2023. The increase was primarily related to the increase in interest and fees on loans receivable due to the overall increase in the yield earned on loans and, to a lesser extent, an increase in the average balance of net loans. Interest and fees on loans receivable increased $1.3 million to $46.0 million during the year ended March 31, 2024 compared to $44.7 million during the year ended March 31, 2023. The average yield on non-mortgage loans increased 48 basis points to 4.56% while the average yield on mortgage loans decreased one basis point to 4.55% for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. The average balance of loans receivable increased $4.4 million to $1.01 billion  for the fiscal year ended March 31, 2024 compared to the prior fiscal year, with the average balance of non-mortgage loans increasing $6.4 million to $252.6 million and the average balance of mortgage loans decreasing $2.0 million to $758.8 million.

Interest income earned on investment securities increased $186,000, or 2.0%, to $9.3 million for the fiscal year ended March 31, 2024 from $9.1 million for the fiscal year ended March 31, 2023 due to a nine basis point increase in the yield to 2.02%. As previously mentioned, the Company restructured a portion of its balance sheet during the fourth quarter of fiscal 2024 by selling approximately $46.2 million of its lower-yielding available for sale investment securities and utilizing the proceeds from the sale to repay higher-cost FHLB advances. The average balance of investment securities was $461.1 million during fiscal 2024 compared to $472.4 million during fiscal 2023.

Interest earned on other earning assets increased $623,000 due to the increase in the average yield earned on other earning assets, which increased 568 basis points to 8.47% for the year ended March 31, 2024 compared to 2.79% for the prior fiscal year. Additionally, the average balance of other earning assets increased to $8.6 million for the year ended March 31, 2024 compared to $3.7 million for the year ended March 31, 2023. The increase in the average balance of other assets was primarily due to the increase in the average balance of FHLB stock due to the required purchase of activity stock in connection with increases in average outstanding FHLB advances, resulting in higher dividends received from the FHLB.

Interest earned on interest-bearing deposits in other banks decreased $1.2 million to $566,000 for the year ended March 31, 2024 compared to $1.8 million during the prior fiscal year.  The decrease was due to a decrease in the average balance to $11.0 million during fiscal 2024 compared to $100.7 during fiscal 2023, partially offset by a 340 basis point increase in the yield earned on such deposits to 5.16% for fiscal 2024 compared to 1.76% for fiscal 2023. The decrease in the average balance was primarily due to the decrease in excess cash held at the FRB due to the decrease in deposits, while the increase in the yield on interest-bearing deposits in other banks was due to the increases in the federal funds target rate by the Federal Reserve that have occurred since March 2022.

Interest Expense. Interest expense for the fiscal year ended March 31, 2024 totaled $18.5 million, a $14.4 million or 354.9% increase from $4.1 million for the fiscal year ended March 31, 2023. The increase was primarily the result of a 140 basis point increase in the weighted average interest rate on interest-bearing liabilities and a $125.5 million increase in the average balance of FHLB advances for the fiscal year ended March 31, 2024 compared to the prior fiscal year. The weighted average interest rate on interest-bearing deposits increased 81 basis points to 0.97% for the fiscal year ended March 31, 2024 from 0.16% for the prior fiscal year. In addition, while the overall average balance of interest-bearing deposits decreased $113.4 million, or 11.7% to $852.3 million for the fiscal year ended March 31, 2024 compared to $965.7 million for the fiscal year ended March 31, 2023,the average balance of higher costing certificates of deposit increased $53.6 million or 51.9% to $157.1 million for the fiscal year ended March 31, 2024 compared to $103.5 million for the fiscal year ended March 31, 2023.

Interest expense on borrowings increased $7.6 million for the fiscal year ended March 31, 2024 compared to the prior fiscal year due primarily to an increase in the average balance of FHLB advances. The average balance of FHLB advances increased to $146.6 million for the fiscal year ended March 31, 2024 compared to $21.0 million for the same period in the prior year. The weighted average interest rate on FHLB advances increased to 5.40% for the fiscal year ended March 31, 2024 compared to 4.88% for the prior fiscal year.  Similarly, the weighted average interest rate on the junior subordinated debentures increased 273 basis points to 7.82% for the fiscal year ended March 31, 2024 compared to 5.09% for the prior fiscal year.

Provision for credit losses. The Company recorded no provision or recapture of credit losses for the fiscal year ended March 31, 2024 compared to a provision for loan losses of $750,000 under the prior incurred loss method for the fiscal year ended March 31, 2023. The provision for loan losses for the fiscal year 2023 was due to an isolated loan downgrade that affected the allowance for loan losses. The Company adopted the CECL methodology as of April 1, 2023, which resulted in a one-time upward adjustment to the ACL of $42,000, and an after-tax decrease to opening retained earnings of $53,000. All amounts prior to April 1, 2023 were calculated using the previous incurred loss methodology to compute our allowance for loan losses, which is not directly comparable to the new CECL methodology. The lack of provision for credit losses for the fiscal year ended March 31, 2024 also reflects assumptions related to our forecast concerning the economic environment as a result of local, national and global events, including recent bank failures. In addition, expected loss estimates consider various factors, including customer-specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay.

At March 31, 2024, the Company had an ACL of $15.4 million, or 1.50% of total loans, compared to $15.3 million, or 1.52% of total loans at March 31, 2023. Net recoveries totaled $13,000 for the fiscal year ended March 31, 2024, compared to $36,000 for the prior fiscal year.  Net recoveries to average net loans were insignificant for the fiscal years ended March 31, 2024 and 2023, respectively.

Nonperforming loans were $178,000 at March 31, 2024, compared to $1.9 million at March 31, 2023. The ratio of the ACL for loans to nonperforming loans was 8,631.46% at March 31, 2024 compared to 826.62% at March 31, 2023. Based on a comprehensive analysis, management believes the ACL to be adequate to cover expected credit losses inherent in the loan portfolio at March 31, 2024. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for credit losses.

Non-Interest Income. Non-interest income decreased $2.0 million or 16.4% to $10.2 million for the fiscal year ended March 31, 2024 from $12.2 million for fiscal year 2023. The decrease is primarily due to the $2.7 million loss on sale of available for sale investment securities resulting from the Company’s balance sheet restructuring in the fourth quarter of fiscal 2024.  Other changes in non-interest income during the fiscal year ended March 31, 2024 compared to the same prior year period include a decrease in fees and service charges of $93,000 due to a decrease in fintech referral partnership income offset by an increase in asset management fees of $594,000 due to an increase in custody fees of $277,000, irrevocable trust fees of $185,000 and living trust fees of $126,000 partially offset by a decrease in estate guardianship fee and trust tax prep fees of $49,000 and $37,000, respectively. In addition, income from BOLI increased $70,000 and other non-interest income increased $206,000 compared to the prior year.

Non-Interest Expense.  Non-interest expense increased $4.4 million or 11.2% to $43.7 million for the year ended March 31, 2024 from $39.4 million for fiscal year 2023. The increase was primarily due to an increase in other expenses of $2.6 million, which included litigation expenses of $2.3 million.  In connection with a proposed global settlement of some ongoing litigation, the Company recorded a $2.3 million expense in other non-interest expense for the fourth fiscal quarter of 2024, reflecting an estimate of litigation costs that exceed the Company’s insurance coverage. The settlement of the litigation remains subject to the approval of the court. Additionally, occupancy and depreciation expense for the fiscal year ended March 31, 2024 increased $701,000 mainly due to increases in depreciation and repair and maintenance expenses as the Company continues to update and modernize certain branch locations. Advertising and marketing expense increased $353,000 due to expenses related to implementing a high-performance growth deposit strategy and additional sponsorships and events when compared to the prior fiscal year.  Additionally, salaries and employee benefits increased $222,000 over the prior fiscal year due to increases in compensation expenses, group insurance and personnel expense, offset by a decrease in bonus expense and retail incentives.

Income Taxes. The provision for income taxes was $802,000 and $5.6 million for the fiscal years ended March 31, 2024 and 2023, respectively. The effective tax rate was 17.4% for the fiscal year ended March 31, 2024 compared to 23.7% for the fiscal year ended March 31, 2023. The decrease in the provision for income taxes and effective tax rate is attributable to lower pre-tax income for the fiscal year ended March 31, 2024 compared to the same period in the prior year. The effective tax rate may be affected by the effects of apportioned income for state and local jurisdictions where we do business. At March 31, 2024, the Company had a deferred tax asset of $9.8 million. As of March 31, 2024, management deemed that a deferred tax asset valuation allowance related to the Company’s deferred tax asset was not necessary. See Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of the Company’s income taxes.

Average Balance Sheet. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using daily average balances during such period. Non-accruing loans were included in the average loan amounts outstanding. Loan fees, net, of $1.3 million, $2.4 million and $5.5 million were included in interest income for the years ended March 31, 2024, 2023 and 2022, respectively.

	Years Ended March 31,
	2024			2023			2022
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$758,809	$34,523	4.55%	$760,821	$34,694	4.56%	$696,700	$33,280	4.78%
Non-mortgage loans	252,611	11,508	4.56	246,224	10,050	4.08	238,042	10,799	4.54
Total net loans (1)	1,011,420	46,031	4.55	1,007,045	44,744	4.44	934,742	44,079	4.72

Investment securities (2)	461,055	9,315	2.02	472,396	9,129	1.93	345,869	5,314	1.54
Interest-bearing deposits in other banks	10,956	566	5.16	100,694	1,773	1.76	291,897	439	0.15
Other earning assets	8,571	726	8.47	3,696	103	2.79	2,560	69	2.70
Total interest-earning assets	1,492,002	56,638	3.80	1,583,831	55,749	3.52	1,575,068	49,901	3.17

Non-interest-earning assets:
Office properties and equipment, net	23,337			19,621			18,933
Other non-interest-earning assets	60,044			63,511			77,135
Total assets	$1,575,383			$1,666,963			$1,671,136

Interest-bearing liabilities:
Savings accounts	$217,538	$132	0.06%	$308,840	$219	0.07%	$318,885	$247	0.08%
Interest checking accounts	243,904	785	0.32	286,627	89	0.03	279,053	87	0.03
Money market accounts	233,749	2,860	1.22	266,795	415	0.16	272,161	150	0.06
Certificates of deposit	157,126	4,508	2.87	103,484	779	0.75	117,391	940	0.80
Total interest-bearing deposits	852,317	8,285	0.97	965,746	1,502	0.16	987,490	1,424	0.14

Junior subordinated debentures	26,959	2,109	7.82	26,873	1,368	5.09	26,789	611	2.28
FHLB advances	146,555	7,917	5.40	21,046	1,027	4.88	3	—	0.31
Other interest-bearing liabilities	2,211	158	7.15	2,271	163	7.18	2,310	165	7.14
Total interest-bearing liabilities	1,028,042	18,469	1.80	1,015,936	4,060	0.40	1,016,592	2,200	0.22

Non-interest-bearing liabilities:
Non-interest-bearing deposits	376,694			480,029			476,203
Other liabilities	14,510			16,757			18,186
Total liabilities	1,419,246			1,512,722			1,510,981
Shareholders’ equity	156,137			154,241			160,155
Total liabilities and shareholders’ equity	$1,575,383			$1,666,963			$1,671,136
Net interest income		$38,169			$51,689			$47,701
Interest rate spread			2.00%			3.12%			2.95%
Net interest margin			2.56%			3.26%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			145.13%			155.90%			154.94%
Tax-Equivalent Adjustment (3)		$83			$83			$76

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income calculated based on a combined federal and state tax rate of 24% for all three years.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023, and the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume). Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands). The changes noted in the table below include tax equivalent adjustments, and as a result, will not agree to the amounts reflected on the Company’s consolidated statements of income for the categories that have been adjusted to reflect tax equivalent income.

	Year Ended March 31,
	2024 vs 2023			2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total
			Increase			Total
	Volume	Rate	(Decrease)	Volume	Rate	Increase
Interest Income:
Mortgage loans	$(94)	$(77)	$(171)	$2,986	$(1,572)	$1,414
Non-mortgage loans	264	1,194	1,458	365	(1,114)	(749)
Investment securities (1)	(226)	412	186	2,255	1,560	3,815
Interest-earning deposits in other banks	(2,542)	1,335	(1,207)	(464)	1,798	1,334
Other earning assets	245	378	623	32	2	34
Total interest income	(2,353)	3,242	889	5,174	674	5,848

Interest Expense:
Regular savings accounts	(59)	(28)	(87)	(6)	(22)	(28)
Interest checking accounts	(15)	711	696	2	—	2
Money market accounts	(59)	2,504	2,445	(3)	268	265
Certificates of deposit	577	3,152	3,729	(105)	(56)	(161)
Junior subordinated debentures	4	737	741	2	755	757
FHLB advances	6,770	120	6,890	1,027	—	1,027
Other interest-bearing liabilities	(4)	(1)	(5)	(3)	1	(2)
Total interest expense	7,214	7,195	14,409	914	946	1,860
Net interest income	$(9,567)	$(3,953)	$(13,520)	$4,260	$(272)	$3,988

(1)	Interest on municipal securities is presented on a fully tax-equivalent basis.

Comparison of Operating Results for the Years Ended March 31, 2023 and 2022

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, previously filed with the SEC.

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

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve: (i) originating adjustable rate loans; (ii) increasing commercial loans, consumer loans that are adjustable rate and other short-term loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than real estate one-to-four family loans; (iii) matching asset and liability maturities; and (iv) investing in short-term securities. The strategy for liabilities has been to shorten the maturities for both deposits and borrowings. The longer-term objective is to increase the proportion of non-interest-bearing demand deposits, low interest- bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce our overall cost of funds.

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than real estate one-to-four family loans, and accordingly reduce the Company’s exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $435.7 million or 42.55% of total loans at March 31, 2024, as compared to $403.6 million or 40.00%  of total loans at March 31, 2023. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers’ preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed-rate loans. See Item 1. “Business - Lending Activities – Real Estate Construction “ and “- Lending Activities - Consumer Lending.”

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2024, the combined investment portfolio carried at $372.7 million had an average life of 6 years. Adjustable rate mortgage-backed securities totaled $2.8 million at March 31, 2024 compared to $3.7 million at March 31, 2023. See Item 1. “Business – Investment Activities” for additional information.

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

Liquidity management is both a short and long-term responsibility of the Company’s management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for a reduction in other sources of funds or on a long-term basis to support lending activities.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the fiscal year ended March 31, 2024, the Bank used its sources of funds primarily to fund deposit withdrawals resulting from increased competition and pricing pressure and to fund loan commitments. At March 31, 2024, cash and cash equivalents and available for sale investment securities totaled $166.8 million, or 11.0% of total assets. Management believes that the Company’s security portfolio is of high quality and its securities would therefore be marketable. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At March 31, 2024, the Bank had no advances from the FRB and maintains a credit facility with the FRB with available borrowing capacity of $284.5 million, subject to sufficient collateral. At March 31, 2024, FHLB advances totaled $88.3 million and the Bank had an available borrowing capacity of $299.5 million, subject to sufficient collateral and stock investment. At March 31, 2024, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

During the fiscal years ended March 31, 2024 and 2023, deposits decreased $33.5 million and $268.7 million, respectively. An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2024 and 2023, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for a depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $39.6 million, or 3.2% of total deposits, and $22.8 million, or 1.8% of total deposits, at March 31, 2024 and 2023, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $857.4 million, or 56.4% of total assets at March 31, 2024.

At March 31, 2024, the Company had total commitments of $160.8 million, which includes commitments to extend credit of $10.0 million, unused lines of credit totaling $93.3 million, undisbursed construction loans totaling $55.9 million, and standby letters of credit totaling $1.6 million. For additional information regarding future financial commitments, see Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2024 totaled $179.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Partially offsetting these cash outflows are scheduled loan maturities of less than one year totaling $32.7 million at March 31, 2024.

The Company incurs capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during fiscal 2025 we expect cash expenditures of approximately $838,000 for capital investment in premises and equipment.

Riverview, as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.06 per share, as approved by the Board of Directors, which management believes is a dividend rate per share which enables the Company to balance our multiple objectives of managing and investing in the Bank,  and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during fiscal year 2025 at this rate of $0.06 per share, average total dividends paid each quarter would be approximately $1.3 million based on the number of the Company’s outstanding shares at March 31, 2024. At March 31, 2024, Riverview had $9.5 million in cash to meet its liquidity needs.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At March 31, 2024, Riverview and the Bank were in compliance with all applicable capital requirements.  For additional information, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and Item 1. Business – Regulation and Supervision of the Bank.

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

The following table shows the approximate percentage change in net interest income as of March 31, 2024 over a 12 and 24-month period under several instantaneous changes in interest rate scenarios:

	Percent change in net	Percent change in net
	interest income (12	interest income (24
Change in interest rates	months)	months)
Up 400 basis points	(29.7)%	(2.6)%
Up 300 basis points	(22.8)%	1.0%
Up 200 basis points	(15.8)%	4.6%
Up 100 basis points	(7.5)%	11.6%
Base case	—	—%
Down 100 basis points	4.6%	17.4%
Down 200 basis points	8.5%	16.3%
Down 300 basis points	11.8%	13.8%
Down 400 basis points	15.1%	11.3%

Due to a number of loans in our loan portfolio with fixed interest rates, our net interest income will be negatively impacted in a rising interest rate environment. Specifically, in a rising interest rate environment, net interest income will decrease in year one, as indicated in the table above as our interest-bearing liabilities are expected to continue to increase faster than interest-earning assets. Conversely, in a falling interest rate environment, our net interest income will be positively impacted  as our interest-bearing liabilities reprice faster in relation to our interest-earning assets. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary (collectively, “the Company”) as of March 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America (U.S.).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans

Critical Audit Matter Description

As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses for loans as of March 31, 2024 was $15,364,000 on a total loan portfolio, net of deferred fees, of $1.02 billion. The allowance for credit losses for loans reflects an estimate of lifetime expected credit losses in the loan portfolio. The measurement of expected credit losses is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the Company’s loan portfolio.

We identified the Company’s estimate of the allowance for credit losses for loans as a critical audit matter. The principal considerations for our determination of the allowance for credit losses for loans as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

How the Critical Audit Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included the following, among others:

●	We obtained an understanding of the relevant controls related to management’s establishment of the qualitative factors, assessment, review and approval of the qualitative factors, and the data used in determining the qualitative factors.
●	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.
●	We tested the completeness and accuracy of the significant inputs into the model including the underlying data used to develop the qualitative factors and forecasts.
●	We validated the mathematical accuracy of the calculation.
●	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.
●	We performed analytical procedures to evaluate the directional consistency of changes that occurred in the allowance for credit losses for loans.

We have served as the Company’s auditor since 2015.

Lake Oswego, Oregon

June 14, 2024

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND 2023

(In thousands, except share and per share data)	2024	2023
ASSETS
Cash and cash equivalents (including interest earning deposits in other banks of $12,164 and $10,397)	$23,642	$22,044
Certificates of deposit held for investment	—	249
Investment securities:
Available for sale, at estimated fair value	143,196	211,499
Held to maturity, at amortized cost (estimated fair value of $195,519 and $210,214)	229,510	243,843
Loans receivable (net of allowance for credit losses of $15,364 and $15,309)	1,008,649	993,547
Prepaid expenses and other assets	14,469	15,950
Accrued interest receivable	4,415	4,790
Federal Home Loan Bank (“FHLB”) stock, at cost	4,927	6,867
Premises and equipment, net	21,718	20,119
Financing lease right-of-use ("ROU") assets	1,202	1,278
Deferred income taxes, net	9,778	10,286
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	271	379
Bank owned life insurance ("BOLI")	32,676	31,785
TOTAL ASSETS	$1,521,529	$1,589,712

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,231,679	$1,265,217
Accrued expenses and other liabilities	16,205	15,730
Advance payments by borrowers for taxes and insurance	581	625
FHLB advances	88,304	123,754
Junior subordinated debentures	27,004	26,918
Finance lease liability	2,168	2,229
Total liabilities	1,365,941	1,434,473

COMMITMENTS AND CONTINGENCIES (See Note 16)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
March 31, 2024 – 21,111,043 shares issued and outstanding	211	212
March 31, 2023 – 21,221,960 shares issued and outstanding
Additional paid-in capital	55,005	55,511
Retained earnings	116,499	117,826
Accumulated other comprehensive loss	(16,127)	(18,310)
Total shareholders' equity	155,588	155,239
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,521,529	$1,589,712

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 2024, 2023 AND 2022

(In thousands, except share and per share data)	2024	2023	2022
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$46,031	$44,744	$44,079
Interest on investment securities – taxable	8,971	8,784	5,001
Interest on investment securities – nontaxable	261	262	237
Other interest and dividends	1,292	1,876	508
Total interest and dividend income	56,555	55,666	49,825

INTEREST EXPENSE:
Interest on deposits	8,285	1,502	1,424
Interest on borrowings	10,184	2,558	776
Total interest expense	18,469	4,060	2,200
Net interest income	38,086	51,606	47,625
Provision for (recapture of) credit losses	—	750	(4,625)
Net interest income after provision for (recapture of) credit losses	38,086	50,856	52,250

NON-INTEREST INCOME:
Fees and service charges	6,269	6,362	7,109
Asset management fees	5,328	4,734	4,107
Loss on sales of available for sale investment securities	(2,729)	—	—
Income from BOLI	891	821	800
BOLI death benefit in excess of cash surrender value	—	—	500
Other, net	483	277	228
Total non-interest income, net	10,242	12,194	12,744

NON-INTEREST EXPENSE:
Salaries and employee benefits	24,204	23,982	23,635
Occupancy and depreciation	6,872	6,171	5,624
Data processing	2,782	2,722	2,940
Amortization of CDI	108	116	124
Advertising and marketing	1,276	923	614
FDIC insurance premium	708	534	439
State and local taxes	1,010	896	812
Telecommunications	211	204	197
Professional fees	1,375	1,201	1,235
Gain on sale of premises and equipment, net	—	—	(993)
Other	5,181	2,622	2,091
Total non-interest expense	43,727	39,371	36,718

INCOME BEFORE INCOME TAXES	4,601	23,679	28,276
PROVISION FOR INCOME TAXES	802	5,610	6,456
NET INCOME	$3,799	$18,069	$21,820

Earnings per common share:
Basic	$0.18	$0.84	$0.98
Diluted	0.18	0.83	0.98
Weighted average number of common shares outstanding:
Basic	21,137,976	21,637,526	22,213,029
Diluted	21,139,322	21,646,101	22,224,947

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2024, 2023 AND 2022

(In thousands)	2024	2023	2022

Net income	$3,799	$18,069	$21,820

Other comprehensive income (loss):
Net unrealized holding gain (losses) from available for sale investment securities arising during the period, net of tax (expense) benefit of ($34), $2,641, and $3,091, respectively	109	(8,359)	(9,791)

Reclassification adjustment of net loss from sales of available for sale investment securities included in net income, net of tax benefit of ($655), $0, and $0, respectively	2,074	—	—
Total other comprehensive income (loss), net	2,183	(8,359)	(9,791)

Total comprehensive income, net	$5,982	$9,710	$12,029

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2024, 2023 AND 2022

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance April 1, 2021	22,351,235	$223	$63,650	$87,881	$(160)	$151,594

Net income	—	—	—	21,820	—	21,820
Cash dividend on common stock ($0.215 per share)	—	—	—	(4,769)	—	(4,769)
Exercise of stock options	6,000	—	17	(1)	—	16
Common stock repurchased	(278,148)	(2)	(1,938)	—	—	(1,940)
Restricted stock grants	69,285	—	—	—	—	—
Restricted stock cancelled	(20,976)	—	—	—	—	—
Stock-based compensation expense	—	—	319	—	—	319
Other comprehensive loss, net	—	—	—	—	(9,791)	(9,791)
Balance March 31, 2022	22,127,396	221	62,048	104,931	(9,951)	157,249

Net income	—	—	—	18,069	—	18,069
Cash dividend on common stock ($0.24 per share)	—	—	—	(5,174)	—	(5,174)
Exercise of stock options	1,511	—	4	—	—	4
Common stock repurchased	(975,666)	(9)	(6,697)	—	—	(6,706)
Restricted stock grants and forfeited, net	68,719	—	—	—	—	—
Stock-based compensation expense	—	—	390	—	—	390
Purchase of subsidiary shares from non-controlling interest	—	—	(234)	—	—	(234)
Other comprehensive loss, net	—	—	—	—	(8,359)	(8,359)
Balance March 31, 2023	21,221,960	212	55,511	117,826	(18,310)	155,239

Adjustment to retained earnings, net of tax; adoption of ASU 2016-13	—	—	—	(53)	—	(53)
Net income	—	—	—	3,799	—	3,799
Cash dividend on common stock ($0.24 per share)	—	—	—	(5,073)	—	(5,073)
Exercise of stock options	12,799	—	36	—	—	36
Common stock repurchased	(109,162)	(1)	(576)	—	—	(577)
Restricted stock grants and forfeited, net	(14,554)	—	—	—	—	—
Stock-based compensation expense	—	—	34	—	—	34
Other comprehensive income, net	—	—	—	—	2,183	2,183
Balance March 31, 2024	21,111,043	$211	$55,005	$116,499	$(16,127)	$155,588

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2024, 2023 AND 2022

(In thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,799	$18,069	$21,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,761	2,693	3,521
Purchased loans amortization (accretion), net	75	27	(11)
Provision for (recapture of) credit losses	—	750	(4,625)
(Benefit) provision for deferred income taxes	(165)	(144)	1,010
Stock-based compensation expense	34	390	319
Increase (decrease) in deferred loan origination fees, net of amortization	273	(92)	(2,125)
Net loss on sales of investment securities available for sale	2,729	—	—
Net gain on sales of premises and equipment	—	—	(993)
Income from BOLI	(891)	(821)	(800)
BOLI death benefit in excess of cash surrender value	—	—	(500)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	3,234	(3,604)	1,336
Accrued interest receivable	375	(140)	586
Accrued expenses and other liabilities	530	(3,553)	(3,075)
Net cash provided by operating activities	12,754	13,575	16,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan (originations) repayments, net	(6,392)	32,755	40,833
Purchases of loans receivable	(9,101)	(51,102)	(85,900)
Principal repayments on investment securities available for sale	16,056	14,422	37,157
Purchases of investment securities available for sale	—	(73,303)	(86,621)
Proceeds from calls and maturities of investment securities available for sale	9,016	2,010	—
Proceeds from sales of investment securities available for sale	43,486	—	—
Principal repayments on investment securities held to maturity	13,916	17,218	9,627
Purchases of investment securities held to maturity	—	(8,496)	(137,936)
Purchases of premises and equipment and capitalized software	(5,612)	(4,964)	(3,254)
Redemption of certificates of deposit held for investment	249	—	—
Redemption (purchase) of FHLB stock, net	1,940	(4,848)	(297)
Proceeds from death benefit on BOLI	—	—	1,305
Proceeds from sales of real estate owned ("REO") and premises and equipment	—	63	3,427
Net cash provided by (used in) investing activities	63,558	(76,245)	(221,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(33,538)	(268,661)	187,818
Dividends paid	(5,080)	(5,117)	(4,670)
Proceeds from borrowings	605,030	199,779	2,000
Repayment of borrowings	(640,480)	(76,025)	(2,000)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(44)	70	34
Principal payments on finance lease liability	(61)	(54)	(46)
Proceeds from exercise of stock options	36	4	16
Repurchase of common stock	(577)	(6,706)	(1,940)
Net cash (used in) provided by financing activities	(74,714)	(156,710)	181,212

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,598	(219,380)	(23,984)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,044	241,424	265,408
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,642	$22,044	$241,424

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,244	$3,742	$1,947
Income taxes	1,866	6,239	5,410

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$1,267	$1,274	$1,217
Net unrealized holding gains (losses) from available for sale investment securities	143	(11,000)	(12,882)
Income tax effect related to other comprehensive income (loss)	(34)	2,641	3,091
Reclassification adjustment related to loss on sale of available for sale investment securities	2,729	—	—
Income tax effect related to loss on sale of available for sale investment securities	(655)	—	—
ROU assets obtained in exchange for operating lease liabilities	—	—	441
Adjustment to retained earnings, net of deferred tax; - adoption of ASU 2016-13	(53)	—	—

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2024, 2023 and 2022

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

Use of Estimates in the Preparation of Consolidated Financial Statements – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses (“ACL”), the valuation of investment securities, and the valuation of goodwill for potential impairment.

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

The Company analyzes investments in debt securities to determine whether there have been any events or economic circumstances to indicate that a security has incurred a credit-related loss. The Company considers many factors including recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Credit component losses are reported in non-interest income when the present value of expected future cash flows is less than the amortized cost. Noncredit component losses are recorded in other comprehensive income (loss) when the Company (1) does not intend to sell the security or (2) is not more likely than not to have to sell the security prior to the security’s anticipated recovery. If the Company is likely to sell an investment in a debt security, any noncredit component losses are recognized and are reported in non-interest income.

Loans Receivable – Loans are stated at the amount of unpaid principal, reduced by net deferred loan origination fees and an ACL. Interest on loans is accrued daily based on the principal amount outstanding.

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

Acquired Loans – Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ACL is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (“PCI”) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company’s estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an ACL. The Company had no PCI loans as of March 31, 2024 and 2023.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the lives of the related loans. Any subsequent deterioration in credit quality is recognized by recording an ACL.

ACL on Available for Sale Debt Securities - Each reporting period, the Company assesses each available for sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on available for sale debt securities at March 31, 2024 or upon adoption of ASU 2016-13 on April 1, 2023. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings.  If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, Management considers the extent to which fair value is less than amortized costs, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  Projected cash flows are discounted by the current effective interest rate.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to accumulated other comprehensive income (loss) (“AOCI”).

ACL on Held to Maturity Debt Securities – The Company separately evaluates its held to maturity debt securities for any credit losses based on probability of default and loss given default utilizing historical industry data based on investment category. The probability of default and loss given default are incorporated into the present value of expected cash flows and compared against amortized cost. The Company did not record an ACL on held to maturity debt securities at March 31, 2024 or upon adoption of ASU 2016-13 on April 1, 2023 as the impact was insignificant.

ACL on Loans – The Company adopted the new accounting standard for the ACL (ASU 2016-13), commonly referred to as the current expected credit losses or CECL methodology, as of April 1, 2023. All disclosures as of and for the year ended March 31, 2024 are presented in accordance with ASU 2016-13. The comparative financial periods prior to the adoption of this new accounting standard are presented and disclosed under previously applicable GAAP’s incurred loss methodology, which is not directly comparable to the recently adopted CECL methodology. For further information regarding the ACL, see Note 4 to the Consolidated Financial Statements. As a result of implementing ASU 2016-13, there was a one-time adjustment to the fiscal year 2024 opening ACL balance of $42,000. The Company elected not to measure an ACL for accrued interest receivable on loans and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

The ACL for loans is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL for loans is evaluated based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type. Finally, the Company consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.  The Company estimates the expected credit losses over the loans’ contractual terms, adjusted for expected prepayments. The ACL for loans is calculated for loan segments utilizing loan level information and relevant information from internal and external sources related to past events and current conditions.

The methodology for estimating the amount of expected credit losses has two basic components: a general component for estimated expected credit losses for pools of loans that share similar risk characteristics and an individual component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. The Company's ACL model methodology is to build a reserve rate using historical life of loan default rates combined with assessments of current loan portfolio information and current and forecasted economic environment and business cycle information. The model uses statistical analysis to determine the life of loan default rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasted economic environment and collateral values. For loans that are individually evaluated, an allowance is established when the discounted cash flows or collateral value (less estimated selling costs, if applicable) of the impaired loan is lower than the carrying value of that loan.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the ACL. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; and/or the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement. Management’s evaluation of the ACL for loans is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL for loans and may require the Company to make additions to the ACL for loans based on their judgment about information available to them at the time of their examinations.

ACL for Unfunded Loan Commitments – The allowance for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated expected losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. Changes in the allowance for credit losses – unfunded loan commitments are recognized as provision for (or recapture of) credit loss expense and added to the allowance for credit losses – unfunded loan commitments, which is included in accrued expenses and other liabilities in the consolidated balance sheets.

REO – REO consists of properties acquired through foreclosure and is initially recorded at the estimated fair value of the properties, less estimated costs of disposal. At the time of foreclosure, specific charge-offs are taken against the ACL based upon a detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Subsequently, the Company performs an evaluation of the properties and records a valuation allowance with an offsetting charge to REO expenses for any declines in value. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. The amounts the Company will ultimately recover and record in the accompanying consolidated financial statements from the disposition of REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for the sale of the property. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed. The Company held no REO at March 31, 2024 and 2023. At March 31, 2024, there were no mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process.

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain a minimum investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances. The Company’s investment in FHLB stock is carried at cost, which approximates fair value. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption value is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is no impairment on the FHLB stock investment at March 31, 2024 and 2023.

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

The Company records its originated MSRs at fair value in accordance with GAAP, which requires the Company to allocate the total cost of all mortgage loans sold between loans sold with MSRs retained and loans with MSRs released, based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including the coupon interest rate and the contractual maturity of the mortgage. The Company is amortizing the MSRs in proportion to and over the period of estimated net servicing income. MSRs were fully amortized at March 31, 2023.

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

CDI represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of a business combination. CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. At both March 31, 2024 and 2023, gross CDI was $1.4 million. At March 31, 2024 and 2023, accumulated amortization was $1.1 million and $984,000, respectively. The amortization expense for CDI in future years is estimated to be $100,000, $93,000, and $78,000, for the years ending March 31, 2025, 2026, and 2027, respectively.

Goodwill and certain other intangibles generally arise from business combinations. Goodwill and other intangibles generated from business combinations that are deemed to have indefinite lives are not subject to amortization and are instead tested for impairment not less than annually. The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired (see Note 6).

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

Trust Assets – Assets held by the Trust Company in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $961.8 million were held in trust as of March 31, 2024 compared to $890.6 million as of March 31, 2023.

Earnings Per Share – GAAP requires all companies whose capital structure includes dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented. The Company’s basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration of any dilutive items. Nonvested shares of restricted stock are included in the computation of basic earnings per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. The Company’s diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after considering to the weighted average diluted effect of the Company’s stock options.

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

Accounting Pronouncements Recently Issued or Adopted –

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued by the Financial Accounting Standards Board (“FASB”) in June 2016. This ASU replaces the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as the CECL methodology. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an ACL for available-for-sale securities through the income statement for the credit portion of that mark. The adoption of CECL had an insignificant impact on the Company’s held to maturity and available for sale securities portfolios. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in the ACL recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU is effective for smaller reporting companies, such as the Company, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that has credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of ASU 2016-13. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. On April 1, 2023, the Company adopted

ASU 2016-13, which resulted in a net of tax charge of $53,000 to retained earnings, a $42,000 increase to ACL for loans, and a $28,000 increase to ACL on unfunded commitments for the cumulative effect of adopting this guidance.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write offs by year of origination for financial receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13. On April 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted. The Company had no loans modified to borrowers experiencing financial difficulty during the year ended March 31, 2024.  The Company had $13,000 in write offs and $26,000 in recoveries from other installment loans for the year ended March 31, 2024.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current period presentation; such reclassifications had no effect on previously reported net income or total shareholders’ equity.

2.    RESTRICTED ASSETS

Regulations of the Federal Reserve require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco (“FRB”) based on a percentage of deposits. Effective March 26, 2020, the reserve requirement was reduced to zero and the Bank was not required to maintain any such reserve balances as of March 31, 2024 and 2023, respectively.

3.    INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2024
Available for sale:
Municipal securities	$41,657	$20	$(6,541)	$35,136
Agency securities	47,818	—	(4,241)	43,577
Real estate mortgage investment conduits (1)	31,424	—	(5,759)	25,665
Residential mortgage-backed securities (1)	13,519	3	(971)	12,551
Other mortgage-backed securities (2)	29,998	3	(3,734)	26,267
Total available for sale	$164,416	$26	$(21,246)	$143,196

Held to maturity:
Municipal securities	$10,321	$—	$(2,789)	$7,532
Agency securities	54,123	—	(4,522)	49,601
Real estate mortgage investment conduits (1)	31,752	—	(5,171)	26,581
Residential mortgage-backed securities (1)	112,834	—	(18,196)	94,638
Other mortgage-backed securities (3)	20,480	—	(3,313)	17,167
Total held to maturity	$229,510	$—	$(33,991)	$195,519

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2023
Available for sale:
Municipal securities	$47,857	$16	$(7,612)	$40,261
Agency securities	91,858	23	(5,974)	85,907
Real estate mortgage investment conduits (1)	34,247	—	(5,370)	28,877
Residential mortgage-backed securities (1)	16,512	—	(1,041)	15,471
Other mortgage-backed securities (2)	45,117	4	(4,138)	40,983
Total available for sale	$235,591	$43	$(24,135)	$211,499

Held to maturity:
Municipal securities	$10,344	$—	$(2,859)	$7,485
Agency securities	53,941	—	(5,091)	48,850
Real estate mortgage investment conduits (1)	35,186	—	(4,769)	30,417
Residential mortgage-backed securities (1)	123,773	—	(17,542)	106,231
Other mortgage-backed securities (3)	20,599	—	(3,368)	17,231
Total held to maturity	$243,843	$—	$(33,629)	$210,214

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

The contractual maturities of investment securities as of March 31, 2024 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$19,359	$19,192	$11,900	$11,658
Due after one year through five years	39,990	35,484	39,448	36,158
Due after five years through ten years	36,950	32,038	20,280	16,815
Due after ten years	68,117	56,482	157,882	130,888
Total	$164,416	$143,196	$229,510	$195,519

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$—	$—	$32,748	$(6,541)	$32,748	$(6,541)
Agency securities	—	—	43,577	(4,241)	43,577	(4,241)
Real estate mortgage investment conduits (1)	—	—	25,665	(5,759)	25,665	(5,759)
Residential mortgage-backed securities (1)	—	—	12,073	(971)	12,073	(971)
Other mortgage-backed securities (2)	534	(1)	25,403	(3,733)	25,937	(3,734)
Total available for sale	$534	$(1)	$139,466	$(21,245)	$140,000	$(21,246)

Held to maturity:
Municipal securities	$—	$—	$7,532	$(2,789)	$7,532	$(2,789)
Agency securities	—	—	49,601	(4,522)	49,601	(4,522)
Real estate mortgage investment conduits (1)	—	—	26,581	(5,171)	26,581	(5,171)
Residential mortgage-backed securities (1)	—	—	94,638	(18,196)	94,638	(18,196)
Other mortgage-backed securities (3)	—	—	17,167	(3,313)	17,167	(3,313)
Total held to maturity	$—	$—	$195,519	$(33,991)	$195,519	$(33,991)

March 31, 2023

Available for sale:
Municipal securities	$6,277	$(133)	$32,797	$(7,479)	$39,074	$(7,612)
Agency securities	43,451	(747)	36,646	(5,227)	80,097	(5,974)
Real estate mortgage investment conduits (1)	2,693	(97)	26,184	(5,273)	28,877	(5,370)
Residential mortgage-backed securities (1)	3,449	(147)	12,022	(894)	15,471	(1,041)
Other mortgage-backed securities (2)	13,876	(376)	26,619	(3,762)	40,495	(4,138)
Total available for sale	$69,746	$(1,500)	$134,268	$(22,635)	$204,014	$(24,135)

Held to maturity:
Municipal securities	$—	$—	$7,485	$(2,859)	$7,485	$(2,859)
Agency securities	8,413	(240)	40,437	(4,851)	48,850	(5,091)
Real estate mortgage investment conduits (1)	2,580	(191)	27,837	(4,578)	30,417	(4,769)
Residential mortgage-backed securities (1)	2	—	106,229	(17,542)	106,231	(17,542)
Other mortgage-backed securities (3)	—	—	17,231	(3,368)	17,231	(3,368)
Total held to maturity	$10,995	$(431)	$199,219	$(33,198)	$210,214	$(33,629)

(1) Comprised of FHLMC, FNMA and GNMA issued securities.

(2) Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.

(3) Comprised of CRE secured securities issued by FHLMC and FNMA.

The Company does not believe that the unrealized losses at March 31, 2024 and 2023, were related to credit quality. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The declines in fair market values of these securities were mainly attributable to changes in market interest rates, credit spreads, market volatility and liquidity conditions. As such, the Company determined that no ACL was required. Based on management’s evaluation and intent, the unrealized losses related to the investment securities in the above tables are considered temporary.

The Company received proceeds from the sales of available for sale investment securities totaling $43.5 million for the year ended March 31, 2024. Gross realized losses on sales of available for sale investment securities totaled $2.7 million for the year ended March 31, 2024 and are included in other non-interest income in the accompanying consolidated statements of income. The Company had no sales and realized no gains or losses on sales of investment securities for the years ended March 31, 2023 and 2022.

Investment securities available for sale with an amortized cost of $2.6 million and $3.2 million and a fair value of $2.4 million and $2.9 million at March 31, 2024 and 2023, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $11.2 million and $12.3 million and a fair value of $9.3 million and $10.4 million at March 31, 2024 and 2023, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $151.2 million and a fair value of $126.1 million at March 31, 2024, were pledged as collateral to the FRB.

4.    LOANS AND ACL

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. At March 31, 2024, deferred loan fees totaled $4.7 million compared to $4.4 million at March 31, 2023. Loans receivable discounts and premiums totaled $1.3 million and $1.9 million, respectively, as of March 31, 2024, compared to $1.4 million and $2.1 million, respectively, as of March 31, 2023. Loans receivable consisted of the following at the dates indicated (in thousands):

	March 31,	March 31,
	2024	2023
Commercial and construction
Commercial business	$229,404	$232,868
Commercial real estate	583,501	564,496
Land	5,693	6,437
Multi-family	70,771	55,836
Real estate construction	36,538	47,762
Total commercial and construction	925,907	907,399

Consumer
Real estate one-to-four family	96,366	99,673
Other installment	1,740	1,784
Total consumer	98,106	101,457

Total loans	1,024,013	1,008,856

Less: ACL for loans (1)	15,364	15,309
Loans receivable, net	$1,008,649	$993,547

(1)	All amounts prior to April 1, 2023 were calculated using the previous incurred loss methodology to compute our allowance for loan losses, which is not directly comparable to the current expected credit losses (“CECL”) methodology.

The Company’s loan portfolio includes originated and purchased loans. Originated loans and purchased loans for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that the Company would be able to collect all contractually required payments, are referred to collectively as “loans”. The Company originates commercial business, commercial real estate, land, multi-family real estate, real estate construction, residential real estate and other consumer loans. At March 31, 2024 and 2023, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s loan portfolio are secured by properties located in Washington and Oregon, and accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulations to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss) (“AOCI”). The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2024, loans carried at $682.1 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consisted of the following for the periods indicated (in thousands):

	Year Ended March 31,
	2024	2023	2022
Beginning balance	$2,847	$3,790	$5,308
Originations	—	—	32
Principal repayments	(651)	(943)	(1,550)
Ending balance	$2,196	$2,847	$3,790

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

Troubled Loan Modifications (“TLM”) – Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. When principal forgiveness is provided, the amount of the forgiveness is charged-off against the ACL for loans. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL for loans is adjusted by the same amount. The ACL on modified loans is measured using the same credit loss estimation methods used to determine the ACL for all other loans held for investment. These methods incorporate the post-modification loan terms, as well as defaults and charge-offs associated with historical modified loans.

At March 31, 2023, all TDR loans were paying as agreed. There were no new TDRs for the year ended March 31, 2023.

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

The following table presents the amortized cost basis and financial effect of loans at March 31, 2024, that were both experiencing financial difficulty and modified during the fiscal year ended March 31, 2024 (in thousands):

	Term Extension	Total
Commercial business	$2,500	$2,500
Commercial real estate	520	520
Total	$3,020	$3,020

The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the fiscal year ended March 31, 2024:

Weighted Average
Term Extension
(in months)
Commercial business	10
Commercial real estate	15

Credit quality indicators – The Company monitors credit risk in its loan portfolio using a risk rating system (on a scale of one to nine) for all commercial (non-consumer) loans. The risk rating system is a measure of the credit risk of the borrower based on their historical, current and anticipated future financial characteristics. The Company assigns a risk rating to each commercial loan at origination and subsequently updates these ratings, as necessary, so that the risk rating continues to reflect the appropriate risk characteristics of the loan. Application of appropriate risk ratings is key to management of loan portfolio risk. In determining the appropriate risk rating, the Company considers the following factors: delinquency, payment history, quality of management, liquidity, leverage, earnings trends, alternative funding sources, geographic risk, industry risk, cash flow adequacy, account practices, asset protection and extraordinary risks. Consumer loans, including custom construction loans, are not assigned a risk rating but rather are grouped into homogeneous pools with similar risk characteristics. When a consumer loan is delinquent 90 days, it is placed on non-accrual status and assigned a substandard risk rating. Loss factors are assigned to each risk rating and homogeneous pool based on historical loss experience for similar loans. This historical loss experience is adjusted for qualitative factors that are likely to cause the estimated credit losses to differ from the Company’s historical loss experience. The Company uses these loss factors to estimate the general component of its ACL.

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

The following table sets forth the Company’s loan portfolio at March 31, 2024 by risk attribute and year of origination as well as current period gross charge-offs (in thousands):

	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2024	2023	2022	2021	2020	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$14,126	$63,838	$85,131	$28,119	$16,945	$12,411	$4,827	$225,397
Special Mention	—	—	733	—	486	232	2,498	3,949
Substandard	—	—	—	—	—	58	—	58
Total commercial business	$14,126	$63,838	$85,864	$28,119	$17,431	$12,701	$7,325	$229,404
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$36,116	$66,847	$147,015	$89,662	$53,424	$158,311	$—	$551,375
Special Mention	—	3,752	897	—	—	26,878	—	31,527
Substandard	520	—	—	—	—	79	—	599
Total commercial real estate	$36,636	$70,599	$147,912	$89,662	$53,424	$185,268	$—	$583,501
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land
Risk rating
Pass	$2,361	$2,340	$94	$—	$106	$437	$—	$5,338
Special Mention	—	355	—	—	—	—	—	355
Total land	$2,361	$2,695	$94	$—	$106	$437	$—	$5,693
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$970	$21,643	$32,003	$4,841	$8,788	$2,429	$—	$70,674
Special Mention	—	—	—	—	35	32	—	67
Substandard	—	—	—	—	—	30	—	30
Total multi-family	$970	$21,643	$32,003	$4,841	$8,823	$2,491	$—	$70,771
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2024	2023	2022	2021	2020	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$13,320	$10,078	$12,346	$—	$—	$—	$—	$35,744
Special Mention	794	—	—	—	—	—	—	794
Total real estate construction	$14,114	$10,078	$12,346	$—	$—	$—	$—	$36,538
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$60,447	$4,164	$4,364	$14,756	$12,599	$96,330
Substandard	—	—	—	—	—	36	—	36
Total real estate one-to-four family	$—	$—	$60,447	$4,164	$4,364	$14,792	$12,599	$96,366
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Risk rating
Pass	$418	$555	$198	$75	$27	$8	$459	$1,740
Total other installment	$418	$555	$198	$75	$27	$8	$459	$1,740
Current YTD gross write-offs	$—	$11	$—	$—	$—	$2	$—	$13

Total loans receivable, gross
Risk rating
Pass	$67,311	$165,301	$337,234	$126,861	$83,654	$188,352	$17,885	$986,598
Special Mention	794	4,107	1,630	—	521	27,142	2,498	36,692
Substandard	520	—	—	—	—	203	—	723
Total loans receivable, gross	$68,625	$169,408	$338,864	$126,861	$84,175	$215,697	$20,383	$1,024,013
Total current YTD gross write-offs	$—	$11	$—	$—	$—	$2	$—	$13

ACL on Loans –

The following tables detail activity in the ACL for loans for the fiscal year ended March 31, 2024 under the CECL methodology, and in the allowance for loan losses under the incurred loss methodology for the fiscal years ended March 31, 2023 and March 31, 2022, by loan category (in thousands):

March 31, 2024	Commercial	Commercial		Multi-	Real Estate
	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total
Beginning balance	$3,123	$8,894	$93	$798	$764	$1,127	$510	$15,309
Impact of adopting CECL (ASU 2016-13)	1,884	(1,494)	40	(492)	131	483	(510)	42
Provision for (recapture of) credit losses	273	(9)	(27)	61	(259)	(39)	—	—
Charge-offs	—	—	—	—	—	(13)	—	(13)
Recoveries	—	—	—	—	—	26	—	26
Ending balance	$5,280	$7,391	$106	$367	$636	$1,584	$—	$15,364

March 31, 2023

Beginning balance	$2,422	$9,037	$168	$845	$393	$943	$715	$14,523
Provision for (recapture of) loan losses	701	(143)	(75)	(47)	371	148	(205)	750
Charge-offs	—	—	—	—	—	(17)	—	(17)
Recoveries	—	—	—	—	—	53	—	53
Ending balance	$3,123	$8,894	$93	$798	$764	$1,127	$510	$15,309

March 31, 2022

Beginning balance	$2,416	$14,089	$233	$638	$294	$852	$656	$19,178
Provision for (recapture of) loan losses	75	(5,052)	(65)	207	99	52	59	(4,625)
Charge-offs	(69)	—	—	—	—	(17)	—	(86)
Recoveries	—	—	—	—	—	56	—	56
Ending balance	$2,422	$9,037	$168	$845	$393	$943	$715	$14,523

The following tables present an analysis of loans receivable and the allowance for loan losses, based on impairment methodology, as of March 31, 2023 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for	for		for	for
March 31, 2023	Impairment	Impairment	Total	Impairment	Impairment	Total

Commercial business	$—	$3,123	$3,123	$79	$232,789	$232,868
Commercial real estate	—	8,894	8,894	100	564,396	564,496
Land	—	93	93	—	6,437	6,437
Multi-family	—	798	798	—	55,836	55,836
Real estate construction	—	764	764	—	47,762	47,762
Consumer	6	1,121	1,127	450	101,007	101,457
Unallocated	—	510	510	—	—	—
Total	$6	$15,303	$15,309	$629	$1,008,227	$1,008,856

Changes in the ACL for unfunded loan commitments were as follows for the years indicated (in thousands):

	Year Ended March 31,
	2024	2023	2022
Beginning balance	$407	$424	$509
Impact of adopting CECL (ASU 2016-13)	28	—	—
Balance at beginning of period, as adjusted	435	424	509

Net change in ACL - unfunded loan commitments	(99)	(17)	(85)
Ending balance	$336	$407	$424

Non-accrual loans – Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $10,000, $14,000, and $24,000 for the years ended March 31, 2024, 2023 and 2022, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
March 31, 2024	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$1,778	$5	$58	$1,841	$227,563	$229,404
Commercial real estate	—	—	79	79	583,422	583,501
Land	—	—	—	—	5,693	5,693
Multi-family	—	—	—	—	70,771	70,771
Real estate construction	—	—	—	—	36,538	36,538
Consumer	1	—	36	37	98,069	98,106
Total	$1,779	$5	$173	$1,957	$1,022,056	$1,024,013

March 31, 2023

Commercial business	$1,967	$1,569	$97	$3,633	$229,235	$232,868
Commercial real estate	—	—	100	100	564,396	564,496
Land	—	—	—	—	6,437	6,437
Multi-family	—	—	—	—	55,836	55,836
Real estate construction	—	—	—	—	47,762	47,762
Consumer	11	—	86	97	101,360	101,457
Total	$1,978	$1,569	$283	$3,830	$1,005,026	$1,008,856

A substantial portion of the 30-89 days past due and 90 days and greater past due loans at March 31, 2024 and 2023 are comprised of government guaranteed loans. These government guaranteed loans are pass rated loans and are not considered to be non-accrual loans given the Company expects to receive all principal and interest and not considered to be classified loans because there are no well-defined weaknesses or risk of loss. Given these government guaranteed loans are neither non-accrual loans nor classified loans, these loans are not considered to be impaired loans based on the Company’s policy. Given these loans are not considered to be impaired loans and are fully guaranteed by the SBA or USDA, these loans are omitted from the required allowance calculation.

The following tables present an analysis of loans by credit quality indicators as of March 31, 2023 (in thousands):

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

Impaired loans – Prior to the implementation of ASU 2016-13 on April 1, 2023, a loan was considered impaired when based on current information and circumstances, the Company determines it was probable that it would be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Factors considered in determining impairment included, but were not limited to, the financial condition of the borrower, the value of the underlying collateral and the status of the economy. Prior to the implementation of ASU 2016-13, impaired loans were comprised of TDR loans that were performing under their restructured terms. Two of the impaired loans were on non-accrual status as of March 31, 2024.

At March 31, 2024, the Company had $137,000 of non-accrual loans with no ACL and $36,000 of non-accrual loans with an ACL of $1,000. The amortized cost of collateral dependent loans as of March 31, 2024, were $58,000 and $79,000 for commercial business and commercial real estate loans, respectively.

The following tables present information regarding impaired loans at the dates and for the years indicated (in thousands):

	Recorded	Recorded
	Investment	Investment
	with	with			Related
	No Specific	Specific	Total	Unpaid	Specific
March 31, 2023	Valuation	Valuation	Recorded	Principal	Valuation
	Allowance	Allowance	Investment	Balance	Allowance
Commercial business	$79	$—	$79	$127	$—
Commercial real estate	100	—	100	162	—
Consumer	355	95	450	442	6
Total	$534	$95	$629	$731	$6

	Year ended		Year ended
	March 31, 2023		March 31, 2022
		Interest		Interest
		Recognized		Recognized
	Average	on	Average	on
	Recorded	Impaired	Recorded	Impaired
	Investment	Loans	Investment	Loans

Commercial business	$90	$—	$110	$—
Commercial real estate	111	—	660	16
Consumer	475	24	514	24
Total	$676	$24	$1,284	$40

The cash basis interest income on impaired loans was not materially different than the interest recognized on impaired loans as shown in the above tables.

5.    PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated (in thousands):

	March 31,
	2024	2023

Land	$5,924	$5,715
Buildings and improvements	22,172	18,494
Leasehold improvements	3,154	3,965
Furniture and equipment	11,510	11,578
Construction in progress	—	33
Total	42,760	39,785
Less accumulated depreciation and amortization	(21,042)	(19,666)
Premises and equipment, net	$21,718	$20,119

Depreciation and amortization expense was $2.0 million, $1.7 million and $1.5 million for the years ended March 31, 2024, 2023 and 2022, respectively.

6.    GOODWILL

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

The Company performed its annual impairment assessment as of October 31, 2023 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods. The Company completed a qualitative assessment of goodwill as of March 31, 2024, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization were deemed sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

7.    DEPOSITS

Deposit accounts consisted of the following at the dates indicated (in thousands):

	March 31,	March 31,
Account Type	2024	2023
Non-interest-bearing	$349,082	$404,937
Interest-bearing checking	289,823	254,522
Money market	209,164	221,778
Savings accounts	192,638	255,147
Certificates of deposit	190,972	128,833
Total	$1,231,679	$1,265,217

Individual certificates of deposit greater than $250,000 totaled $55.7 million and $40.3 million at March 31, 2024 and 2023, respectively.

Scheduled maturities of certificates of deposit for future years ending March 31 are as follows (in thousands):

Year Ending March 31, :
2025	$179,162
2026	9,185
2027	895
2028	501
2029	957
Thereafter	272
Total	$190,972

Interest expense by deposit type was as follows for the years indicated (in thousands):

	Year Ended March 31,
	2024	2023	2022
Interest-bearing checking	$785	$89	$87
Money market	2,860	415	150
Savings accounts	132	219	247
Certificates of deposit	4,508	779	940
Total	$8,285	$1,502	$1,424

8.  FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	March 31, 2024	March 31, 2023
FHLB advances	$88,304	$123,754
Weighted average interest rate on FHLB advances (1)	5.40%	4.88%

(1) Computed based on the borrowing activity for the fiscal years ended March 31, 2024 and 2023, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At March 31, 2024, based on collateral values, the Bank had additional borrowing capacity of $211.2 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At March 31, 2024, loans carried at $500.6 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, totaling $27.0 million and $26.9 million at March 31, 2024 and 2023, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2024 and 2023, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at March 31, 2024 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	6.95%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	6.94%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	8.67%	6/2033
		27,836
Fair value adjustment (4)		(832)
Total Debentures		$27,004

(1) The trust preferred securities reprice quarterly based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus 1.36%.

(2) The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.35%.

(3) The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 3.10%.

(4) Amount, net of accretion, attributable to a prior year’s business combination.

10.  INCOME TAXES

Provision for income taxes consisted of the following for the years indicated (in thousands):

	Year Ended March 31
	2024	2023	2022
Current	$967	$5,754	$5,446
Deferred	(165)	(144)	1,010
Total	$802	$5,610	$6,456

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at the dates indicated (in thousands):

	March 31,	March 31,
	2024	2023
Deferred tax assets:
Deferred compensation	$17	$78
ACL	3,768	3,772
Accrued expenses	520	160
Accumulated depreciation and amortization	977	918
Deferred gain on sale	17	34
Deferred income	43	57
Purchase accounting	15	46
Net unrealized loss on investment securities available for sale	5,093	5,782
Operating lease liabilities	1,387	1,695
Other	356	429
Total deferred tax assets	12,193	12,971
Deferred tax liabilities:
FHLB stock dividends	(38)	(38)
Prepaid expenses	(325)	(241)
Operating lease ROU assets	(1,315)	(1,609)
Loan fees/costs	(737)	(797)
Total deferred tax liabilities	(2,415)	(2,685)
Deferred tax assets, net	$9,778	$10,286

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows for the years indicated:

	Year Ended March 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate	5.2	3.0	3.0
Employee Stock Ownership Plan ("ESOP") market value adjustment	(0.5)	(0.1)	(0.1)
BOLI	(4.8)	(0.8)	(0.7)
Other, net	(3.1)	0.6	(0.4)
Effective federal income tax rate	17.8%	23.7%	22.8%

For the fiscal years ended March 31, 2024 and 2023, the Company utilized a federal corporate income tax rate of 21.0%. The Bank’s retained earnings at March 31, 2024 and 2023 include a base year ACL, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The related unrecognized deferred tax liability at March 31, 2024 and 2023 was $528,000. This represents the balance of the ACL created for tax purposes as of December 31, 1987. This amount is subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future.

At March 31, 2024 and 2023, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties related to income tax matters as of March 31, 2024 and 2023. It is the Company’s policy to recognize potential accrued interest and penalties related to income tax matters as a component of the provision for income taxes. The Company is subject to U.S federal and State of Oregon income taxes. The years 2021 to 2023 remain open to examination for federal income taxes, and the years 2020 to 2023 remain open to State of Oregon examination.

11.  EMPLOYEE BENEFIT PLANS

Retirement Plan – The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2024, 2023 and 2022 were $509,000, $519,000 and $529,000, respectively.

Directors’ and Executive Officers’ Deferred Compensation Plan (“Deferred Compensation Plan”) – The Deferred Compensation Plan is a nonqualified deferred compensation plan. Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received. The President, and Executive and Senior Vice Presidents of the Company may also defer salary into the Deferred Compensation Plan. The Company accrues annual interest on the unfunded liability under the Deferred Compensation Plan based upon a formula relating to gross revenues, which was 3.33%, 2.98% and 2.97% for the years ended March 31, 2024, 2023 and 2022, respectively. The estimated liability under the Deferred Compensation Plan is accrued as earned by the participants. At March 31, 2024 and 2023, the Company’s aggregate liability under the Deferred Compensation Plan was $70,000 and $326,000, respectively, which is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the years ended March 31, 2024, 2023 and 2022 under the Stock Option Plans.

As of March 31, 2024, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the years ended March 31, 2024, 2023 and 2022 under the Stock Option Plans.

The following table presents the activity related to stock options under the Stock Option Plans for the years indicated:

	Year Ended March 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance, beginning of period	14,310	$2.78	17,332	$2.78	23,332	$2.78
Options exercised	(12,799)	2.78	(1,511)	2.78	(6,000)	2.78
Options expired	(1,511)	2.78	(1,511)	2.78	—	—
Balance, end of period	—	$—	14,310	$2.78	17,332	$2.78

There were no stock options outstanding as of March 31, 2024. The following table presents information on stock options outstanding, less estimated forfeitures, as of March 31, 2023:

March 31, 2023
Stock options fully vested and expected to vest:
Number	14,310
Weighted average exercise price	$2.78
Aggregate intrinsic value (1)	$37,000
Weighted average contractual term of options (years)	0.29
Stock options fully vested and currently exercisable:
Number	14,310
Weighted average exercise price	$2.78
Aggregate intrinsic value (1)	$37,000
Weighted average contractual term of options (years)	0.29

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $28,000, $7,000 and $25,000 for the years ended March 31, 2024, 2023 and 2022, respectively.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock was $34,000, $390,000, and $319,000 for the years ended March 31, 2024, 2023, and 2022, respectively. The unrecognized stock-based compensation related to restricted stock was $245,000 and $440,000 at March 31, 2024 and 2023, respectively. The weighted average vesting period for the restricted stock was 1.31 years and 1.12 years at March 31, 2024 and 2023, respectively.

The following table presents the activity related to restricted stock for the years ended March 31, 2024 and 2023:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Year Ended March 31, 2024	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	29,977	$6.14	132,645	$6.05	162,622	$6.07
Granted	19,926	5.21	84,040	5.21	103,966	5.21
Forfeited	(19,006)	5.81	(99,514)	5.94	(118,520)	5.92
Vested	(15,118)	5.77	(53,774)	5.38	(68,892)	5.47
Balance, end of period	15,779	$5.72	63,397	$5.68	79,176	$5.69

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Year Ended March 31, 2023	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	26,855	$6.02	121,492	$5.70	148,347	$5.76
Granted	15,571	6.30	56,125	6.30	71,696	6.30
Forfeited	—	—	(2,977)	7.56	(2,977)	7.56
Vested	(12,449)	6.07	(41,995)	5.26	(54,444)	5.45
Balance, end of period	29,977	$6.14	132,645	$6.05	162,622	$6.07

Employee Stock Ownership Plan  - The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. For each of the years ended March 31, 2024, 2023 and 2022, the Bank purchased 25,000 shares of common stock, on the open market and contributed such shares to the ESOP as a discretionary employer contribution. As of March 31, 2024, 2023 and 2022, all shares of common stock purchased for the ESOP have been allocated to participant accounts. The Company recorded employee benefits expense of $150,000, $187,000 and $192,000 for these contributions for the years ended March 31, 2024, 2023 and 2022, respectively, which represented the fair value of the related common stock on the date it was acquired. Shares held by the ESOP at March 31, 2024 and 2023 totaled 380,955 and 368,194, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of March 31, 2024.

As of March 31, 2024, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					"Well Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$173,521	16.32%	$85,080	8.0%	$106,350	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	160,197	15.06	63,810	6.0	85,080	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	160,197	15.06	47,857	4.5	69,127	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	160,197	10.29	62,296	4.0	77,870	5.0

					"Well Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$180,001	16.94%	$85,013	8.0%	$106,266	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	166,688	15.69	63,760	6.0	85,013	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	166,688	15.69	47,820	4.5	69,073	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	166,688	10.47	63,679	4.0	79,599	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of March 31, 2024, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as Riverview Bancorp, Inc., the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Riverview Bancorp, Inc. was subject to regulatory guidelines for bank holding companies at March 31, 2024, it would have exceeded all regulatory capital requirements.

At periodic intervals, the Company’s banking regulators routinely examine the Company’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s consolidated financial statements be adjusted in accordance with their findings. A future examination could include a review of certain transactions or other amounts reported in the Company’s 2024 consolidated financial statements.

13.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the years ended March 31, 2024, 2023 and 2022, there were no stock options excluded in computing diluted EPS.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the years indicated:

	Year Ended March 31,
	2024	2023	2022
(Dollars and share data in thousands, except per share data)
Basic EPS computation:
Numerator-net income	$3,799	$18,069	$21,820
Denominator-weighted average common shares outstanding	21,138	21,638	22,213
Basic EPS	$0.18	$0.84	$0.98
Diluted EPS computation:
Numerator-net income	$3,799	$18,069	$21,820
Denominator-weighted average common shares outstanding	21,138	21,638	22,213
Effect of dilutive stock options	1	8	12

Weighted average common shares and common stock equivalents	21,139	21,646	22,225
Diluted EPS	$0.18	$0.83	$0.98

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

On November 17, 2022, the Company announced that its Board of Directors authorized a stock repurchase programs (the “November 2022 repurchase program”). Under the November 2022 repurchase program, the Company was authorized to repurchase up to $2.5 million of the Company’s outstanding shares of common stock, in the open market or in privately negotiated transactions, over a period beginning on November 28, 2022 and continuing until the earlier of the completion of the authorized level of repurchases or May 28, 2023, depending upon market conditions. The Company completed the November 2022 repurchase program on May 5, 2023, repurchasing 394,334 shares at an average price of $6.34 per share and at a total cost of $2.5 million. Shares repurchased under the November 2022 repurchase program were retired as settled.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2024	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$35,136	$—	$35,136	$—
Agency securities	43,577	—	43,577	—
Real estate mortgage investment conduits	25,665	—	25,665	—
Residential mortgage-backed securities	12,551	—	12,551	—
Other mortgage-backed securities	26,267	—	26,267	—
Total assets measured at fair value on a recurring basis	$143,196	$—	$143,196	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2023	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$40,261	$—	$40,261	$—
Agency securities	85,907	—	85,907	—
Real estate mortgage investment conduits	28,877	—	28,877	—
Residential mortgage-backed securities	15,471	—	15,471	—
Other mortgage-backed securities	40,983	—	40,983	—
Total assets measured at fair value on a recurring basis	$211,499	$—	$211,499	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 during the years ended March 31, 2024 and 2023.

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

There were no assets that are measured at estimated fair value on a nonrecurring basis at March 31, 2024. The following table presents assets that are measured at estimated fair value on a nonrecurring basis at the date indicated (in thousands):

	Total	Estimated Fair Value
	Estimated	Measurements Using
March 31, 2023	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$89	$—	$—	$89

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2024 and 2023:

	Valuation	Significant Unobservable
March 31, 2023	Technique	Inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	N/A (1)
	Discounted cash flows	Discount rate	5.375%

(1)	There were no adjustments to appraised values of impaired loans as of March 31, 2023.

For information regarding the Company’s method for estimating the fair value of individually evaluated loans, see Note 1 – Summary of Significant Accounting Policies – ACL on Loans.

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

Individually evaluated loans are reviewed and evaluated quarterly for additional reserve and adjusted accordingly based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of collateral underlying individually evaluated loans and because of the relationship between fair value and general economic conditions, the Company considers the fair value of individually evaluated loans to be highly sensitive to changes in market conditions.

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

The carrying amounts and estimated fair values of financial instruments are as follows at the dates indicated (in thousands):

	Carrying				Estimated
March 31, 2024	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$23,642	$23,642	$—	$—	$23,642
Investment securities available for sale	143,196	—	143,196	—	143,196
Investment securities held to maturity	229,510	—	195,519	—	195,519
Loans receivable, net	1,008,649	—	—	909,254	909,254
FHLB stock	4,927	—	4,927	—	4,927

Liabilities:
Certificates of deposit	190,972	—	188,972	—	188,972
FHLB advances	88,304	—	88,101	—	88,101
Junior subordinated debentures	27,004	—	—	19,327	19,327

	Carrying				Estimated
March 31, 2023	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$22,044	$22,044	$—	$—	$22,044
Certificates of deposit held for investment	249	—	248	—	248
Investment securities available for sale	211,499	—	211,499	—	211,499
Investment securities held to maturity	243,843	—	210,214	—	210,214
Loans receivable, net	993,547	—	—	931,784	931,784
FHLB stock	6,867	—	6,867	—	6,867

Liabilities:
Certificates of deposit	128,833	—	126,072	—	126,072
FHLB advances	123,754	—	123,679	—	123,679
Junior subordinated debentures	26,918	—	—	17,698	17,698

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is generally the principal in these contracts, with the exception of interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer. For the years ended March 31, 2024, 2023 and 2022, substantially all of the Company’s revenues within the scope of ASC 606 were for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income disaggregated by type of service (in thousands):

	Year Ended March 31,
	2024	2023	2022

Asset management fees	$5,328	$4,734	$4,107
Debit card and ATM fees	3,250	3,341	3,499
Deposit related fees	1,823	1,737	1,634
Loan related fees	522	539	1,247
Income from BOLI (1)	891	821	800
Net gains on sales of loans held for sale (1)	33	—	—
FHLMC loan servicing fees (1)	84	66	85
BOLI death benefit in excess of cash surrender value (1)	—	—	500
Loss on sale of investment securities (1)	(2,729)	—	—
Other, net	1,040	956	872
Total non-interest income, net	$10,242	$12,194	$12,744

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

Contract Balances

As of March 31, 2024 and 2023, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of March 31, 2024 and 2023.

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

Significant off-balance sheet commitments are listed below at the dates indicated (in thousands):

	Contract or Notional
	Amount
	March 31,	March 31,
	2024	2023
Commitments to extend credit:
Adjustable-rate	$9,907	$12,489
Fixed-rate	110	18
Standby letters of credit	1,600	1,600
Undisbursed loan funds and unused lines of credit	149,178	130,269
Total	$160,795	$144,376

At March 31, 2024, the Company had no commitments to sell residential loans to the FHLMC.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At March 31, 2024, loans under warranty totaled $31.4 million, which substantially represented the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At March 31, 2024, the Company had an allowance for FHLMC-serviced loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the years ended March 31, 2024, 2023 and 2022.

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

The Company is currently involved in a lawsuit for which certain parties participated in a mediation in May 2023 and a stay of proceedings is in place to allow for continued settlement efforts. At March 31, 2024, based on the most recent information available, management has concluded that a loss was probable and could be reasonably estimated. Accordingly, the Company determined that as of March 31, 2024, there was a potential liability resulting from pending litigation involving a former Riverview business client related to their real estate investments offered by a business owned by that client. Given the recent development of a proposed global settlement of the litigation, the Company recorded a $2.3 million expense in other non-interest expense during the quarter ended March 31, 2024. This expense reflects Riverview’s estimate of litigation costs that exceed the Company’s insurance coverage. The settlement of the litigation remains subject to approval by the court.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheet at the dates indicated (dollars in thousands):

	March 31,		March 31,		Classification in the
Leases	2024		2023		consolidated balance sheets
Finance lease ROU assets	$1,202		$1,278		Financing lease ROU assets
Finance lease liability	$2,168		$2,229		Finance lease liability
Finance lease remaining lease term	15.68	years	16.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$5,479		$6,705		Prepaid expenses and other assets
Operating lease liabilities	$5,780		$7,064		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	5.34	years	6.15	years
Operating lease weighted-average discount rate	1.74%		1.78%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Year ended	Year ended	Year ended
Lease Costs	March 31, 2024	March 31, 2023	March 31, 2022
Finance lease amortization of ROU asset	$76	$77	$77
Finance lease interest on lease liability	158	162	165
Operating lease costs	1,133	1,133	1,266
Variable lease costs	209	209	209
Total lease cost (1)	$1,576	$1,581	$1,717

(1) Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information – Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $1.4 million, $1.4 million and $1.5 million for the years ended March 31, 2024, 2023 and 2022, respectively. During the years ended March 31, 2024 and 2023, the Company did not record any ROU assets that were exchanged for operating lease liabilities. During the year ended March 31, 2022, the Company recorded operating lease ROU assets that were exchanged for operating lease liabilities of $441,000.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of March 31, 2024 (in thousands):

Fiscal Year Ending March 31:	Operating	Finance
	Leases	Lease
2025	$1,375	$222
2026	1,125	226
2027	1,116	230
2028	899	232
2029	684	232
Thereafter	947	2,480
Total minimum lease payments	6,146	3,622
Less: amount of lease payments representing interest	(366)	(1,454)
Lease liabilities	$5,780	$2,168

18.  RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS

AS OF MARCH 31, 2024 AND 2023

(In thousands)	2024	2023
ASSETS
Cash and cash equivalents	$9,483	$5,480
Investment in the Bank	171,390	175,833
Other assets	3,104	2,342
TOTAL ASSETS	$183,977	$183,655
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$118	$224
Dividend payable	1,267	1,274
Borrowings	27,004	26,918
Shareholders' equity	155,588	155,239
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$183,977	$183,655

STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 2024, 2023 AND 2022

(In thousands)	2024	2023	2022

INCOME:
Interest on investment securities and other short-term investments	$262	$129	$16
Total income	262	129	16

EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	2,180	1,424	670
Total expense	2,323	1,567	813
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME OF THE BANK	(2,062)	(1,438)	(797)
BENEFIT FOR INCOME TAXES	(433)	(303)	(167)
LOSS OF PARENT COMPANY	(1,629)	(1,135)	(630)
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	5,428	19,204	22,450
NET INCOME	$3,799	$18,069	$21,820

There were no items of other comprehensive income that were solely attributable to the parent company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2024, 2023 AND 2022

(In thousands)	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,799	$18,069	$21,820
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of the Bank	(5,428)	(19,204)	(22,450)
Amortization expense	86	85	85
Provision (benefit) for deferred income taxes	2	(1)	2
Stock-based compensation expense	34	390	319
Changes in assets and liabilities:
Other assets	(764)	(1,019)	131
Accrued expenses and other liabilities	(105)	112	48
Net cash used in operating activities	(2,376)	(1,568)	(45)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend from the Bank	12,000	8,000	7,500
Net cash provided by investing activities	12,000	8,000	7,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,080)	(5,117)	(4,670)
Proceeds from exercise of stock options	36	4	16
Repurchase of common stock	(577)	(6,706)	(1,940)
Net cash used in financing activities	(5,621)	(11,819)	(6,594)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,003	(5,387)	861

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,480	10,867	10,006

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,483	$5,480	$10,867

RIVERVIEW BANCORP, INC.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except per share data)	Three Months Ended
Fiscal 2024:	March 31	December 31	September 30	June 30

Interest and dividend income	$14,291	$14,272	$14,035	$13,957
Interest expense	5,739	4,948	4,184	3,598
Net interest income	8,552	9,324	9,851	10,359
Provision for credit losses	—	—	—	—
Non-interest income, net	494	3,056	3,407	3,285
Non-interest expense	13,109	10,551	10,089	9,978
Income (loss) before income taxes	(4,063)	1,829	3,169	3,666
Provision (benefit) for income taxes	(1,095)	377	697	823

Net income (loss)	$(2,968)	$1,452	$2,472	$2,843

Basic earnings (loss) per common share (1)	$(0.14)	$0.07	$0.12	$0.13

Diluted earnings (loss) per common share (1)	$(0.14)	$0.07	$0.12	$0.13

Fiscal 2023:
Interest and dividend income	$13,941	$14,443	$14,088	$13,194
Interest expense	2,127	743	657	533
Net interest income	11,814	13,700	13,431	12,661
Provision for loan losses	750	—	—	—
Non-interest income, net	2,971	2,963	3,134	3,126
Non-interest expense	9,950	9,848	9,804	9,769
Income before income taxes	4,085	6,815	6,761	6,018
Provision for income taxes	1,102	1,575	1,567	1,366

Net income	$2,983	$5,240	$5,194	$4,652

Basic earnings per common share (1)	$0.14	$0.24	$0.24	$0.21

Diluted earnings per common share (1)	$0.14	$0.24	$0.24	$0.21

(1)	Quarterly earnings per common share may vary from annual earnings per common share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Acting Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Acting Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Acting Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

Item 9B. Other Information

(a)	Nothing to report.
(b)	During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information concerning our directors contained under the section captioned “Proposal I – Election of Directors” contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, and information concerning our executive officers contained in “Part I - Business -- Executive Officers” of this Form 10-K, is incorporated herein by reference.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, composed of Directors Patricia W. Eby, Bess R. Wills, and Larry A. Hoff. Each member of the Audit Committee is “independent,” as defined in the Nasdaq Stock Market Listing Standards. The Company’s Board of Directors has determined that Mrs. Eby, is an “audit committee financial expert”, as defined in Item 407(e) of Regulation S-K of the Exchange Act. Additional information concerning the Audit Committee as set forth under the section captioned “Audit Committee Matters” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders (excluding the information contained under the heading “Audit Committee Matters – Report of the Audit Committee”) is incorporated herein by reference.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders  is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Change in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2024:

Number of
securities
remaining
available for future
	Number of		issuance under
	securities to be	Weighted-	equity
	issued upon	average	compensation
	exercise of	price of	plans excluding
	outstanding	outstanding	securities reflected
Plan category	options	options	in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)

2017 Equity Incentive Plan	—	—	1,532,003

Equity compensation plans not approved by security holders:	—	—	—

Total	—	$—	1,532,003	(1)

(1).  All of the remaining securities are available for future issuance as restricted stock, restricted stock units or stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence and Tenure” under the heading “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information set forth under the section captioned “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

       See “Part II –Item 8. Financial Statements and Supplementary Data.”

2.  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits
	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Amended and Restated Bylaws of the Registrant (2)
	4.1	Form of Certificate of Common Stock of the Registrant (1)
	4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
	10.1	Form of Employment Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam *
	10.2	Form of Change in Control Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam *
	10.3	Form of Employment Agreement between the Company and Evan Sowers *
	10.4	Form of Change in Control Agreement between the Company and Evan Sowers *
	10.5	Employee Stock Ownership Plan (4)
	10.6	Deferred Compensation Plan (5)
	10.7	2017 Equity Incentive Plan (6)
	10.8	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (7)
	10.9	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (7)
	10.10	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (7)
	10.11	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (7)
	14	Code of Ethics and Conduct Policy (8)
	21	Subsidiaries of Registrant *
	23	Consent of Independent Registered Public Accounting Firm *
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *
	97	Compensation Recovery Policy*
101

The following materials from Riverview Bancorp Inc.’s Annual Report on Form 10-K for the year ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

	104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2023 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.
(6)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
(8)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.riverviewbank.com in the section titled About: Code of Conduct.
*	Filed herewith

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date:	June 14, 2024	By:	/s/ Daniel D. Cox
Daniel D. Cox
Acting President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald L. Nies	By:	/s/ Daniel D. Cox
	Gerald L. Nies		Daniel D. Cox
	Chairman of the Board		Acting President and Chief Executive Officer (Acting Principal Executive Officer)

Date:	June 14, 2024	Date:	June 14, 2024

By:	/s/ David Lam	By:	/s/ Bess R. Wills
	David Lam		Bess R. Wills
	Executive Vice President and		Director
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	June 14, 2024	Date:	June 14, 2024

By:	/s/ Bradley J. Carlson	By:	/s/ Patricia W. Eby
	Bradley J. Carlson		Patricia W. Eby
	Director		Director

Date:	June 14, 2024	Date:	June 14, 2024

By:	/s/ Larry A. Hoff	By:	/s/ Stacey A. Graham
	Larry A. Hoff		Stacey A. Graham
	Director		Director

Date:	June 14, 2024	Date:	June 14, 2024

By:	/s/ Valerie Moreno
Valerie Moreno
Director

Date:	June 14, 2024