Form 10-Q
period 2024-06-30
RIVERVIEW BANCORP INC
filed 2024-08-08
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 21,096,968 shares outstanding, as of August 8, 2024.

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

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	Adverse impacts on economic conditions in our local markets, other markets where we have lending relationships,
●	Effects of employment levels, labor shortages. inflation, potential recession, or slowed economic growth
●	Changes in the interest rate environment, including past increases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and the duration of such increased levels are maintained
●	The impact of inflation and the Federal Reserve’s monetary policies
●	Effect of any federal government shutdown
●	Bank failures or adverse developments at other banks, and any governmental or societal responses
●	Credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses and provision for credit losses
●	Changes in the general interest rates, short and long-term interest rate differentials, deposit interest rates, our net interest margin and funding sources
●	Fluctuations in loan demand, unsold homes, land and property and secondary market conditions for loans
●	Results examinations by regulatory authorities, and potential requirements to credit loss allowances, write-down assets, reclassify assets, change our regulatory or capital position or affect our liquidity and earnings
●	Legislative or regulatory changes including changes in banking, securities, tax law, regulatory policies and principles
●	Our ability to attract and retain deposits and manage operating costs and expenses
●	Use of estimates in determining the fair value of assets, which may prove incorrect
●	Staffing fluctuations in response to product demand or corporate strategy implementation
●	Disruptions or security breaches or other adverse events, failures or interruptions in or attacks on our information technology systems or third-party vendors
●	Retention of key senior management members
●	Costs and effects of litigation
●	Expectations regarding key growth initiatives and strategic profiles
●	Future goodwill impairment
●	Increased competitive pressures among financial services companies
●	Changes in consumer spending, borrowing and savings habits
●	Resource availability to address changes in laws, rules, or regulations or to respond to regulatory actions
●	Our ability to pay dividends on common stock
●	Quality and composition of our securities portfolio and adverse changes in securities markets
●	Inability of key third-party providers to fulfill obligations
●	Changes in accounting policies and practices;
●	Effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events
●	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND MARCH 31, 2024

	June 30,	March 31,
(In thousands, except share and per share data) (Unaudited)	2024	2024
ASSETS
Cash and cash equivalents (including interest earning deposits in other banks of $13,526 and $12,164)	$27,804	$23,642
Investment securities:
Available for sale, at estimated fair value	137,371	143,196
Held to maturity, at amortized cost (estimated fair value of $192,026 and $195,519)	225,817	229,510
Loans receivable (net of allowance for credit losses of $15,364 and $15,364)	1,029,701	1,008,649
Prepaid expenses and other assets	14,170	14,469
Accrued interest receivable	4,798	4,415
Federal Home Loan Bank (“FHLB”) stock, at cost	6,061	4,927
Premises and equipment, net	21,290	21,718
Financing lease right-of-use ("ROU") assets	1,182	1,202
Deferred income taxes, net	9,857	9,778
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	246	271
Bank owned life insurance ("BOLI")	32,887	32,676
TOTAL ASSETS	$1,538,260	$1,521,529

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,219,679	$1,231,679
Accrued expenses and other liabilities	19,441	16,205
Advance payments by borrowers for taxes and insurance	551	581
FHLB advances	113,504	88,304
Junior subordinated debentures	27,026	27,004
Finance lease liability	2,151	2,168
Total liabilities	1,382,352	1,365,941

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
June 30, 2024 – 21,111,043 shares issued and outstanding	211	211
March 31, 2024 – 21,111,043 shares issued and outstanding
Additional paid-in capital	55,031	55,005
Retained earnings	117,043	116,499
Accumulated other comprehensive loss	(16,377)	(16,127)
Total shareholders' equity	155,908	155,588
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,538,260	$1,521,529

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Three Months Ended
	June 30,
(In thousands, except share and per share data) (Unaudited)	2024	2023
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$12,052	$11,210
Interest on investment securities – taxable	1,972	2,334
Interest on investment securities – nontaxable	65	66
Other interest and dividends	310	347
Total interest and dividend income	14,399	13,957

INTEREST EXPENSE:
Interest on deposits	3,447	1,373
Interest on borrowings	2,131	2,225
Total interest expense	5,578	3,598
Net interest income	8,821	10,359
Provision for credit losses	—	—
Net interest income after provision for credit losses	8,821	10,359

NON-INTEREST INCOME:
Fees and service charges	1,540	1,600
Asset management fees	1,558	1,381
Income from BOLI	211	200
Other, net	58	104
Total non-interest income, net	3,367	3,285

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,388	6,043
Occupancy and depreciation	1,895	1,583
Data processing	764	674
Amortization of CDI	25	27
Advertising and marketing	310	313
FDIC insurance premium	178	177
State and local taxes	216	226
Telecommunications	47	53
Professional fees	490	343
Other	656	539
Total non-interest expense	10,969	9,978

INCOME BEFORE INCOME TAXES	1,219	3,666
PROVISION FOR INCOME TAXES	253	823
NET INCOME	$966	$2,843

Earnings per common share:
Basic	$0.05	$0.13
Diluted	0.05	0.13
Weighted average number of common shares outstanding:
Basic	21,111,043	21,136,097
Diluted	21,111,043	21,141,184

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Three Months Ended
	June 30,
(In thousands) (Unaudited)	2024	2023

Net income	$966	$2,843

Other comprehensive loss:
Net unrealized holding losses from available for sale investment securities arising during the period, net of tax benefit of $79 and $695, respectively	(250)	(2,202)
Total comprehensive income, net	$716	$641

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Loss	Total
	Shares	Amount

For the three months ended June 30, 2023

Balance April 1, 2023	21,221,960	$212	$55,511	$117,826	$(18,310)	$155,239

Adjustment to retained earnings, net of tax; adoption of ASU 2016-13	—	—	—	(53)	—	(53)
Net income	—	—	—	2,843	—	2,843
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,265)	—	(1,265)
Exercise of stock options	6,799	—	19	—	—	19
Stock repurchased	(109,162)	(1)	(576)	—	—	(577)
Restricted stock forfeited	(3,678)	—	—	—	—	—
Stock-based compensation expense	—	—	62	—	—	62
Other comprehensive loss, net	—	—	—	—	(2,202)	(2,202)
Balance June 30, 2023	21,115,919	$211	$55,016	$119,351	$(20,512)	$154,066

For the three months ended June 30, 2024

Balance April 1, 2024	21,111,043	$211	$55,005	$116,499	$(16,127)	$155,588

Net income	—	—	—	966	—	966
Cash dividends on common stock ($0.02 per share)	—	—	—	(422)	—	(422)
Stock-based compensation, net	—	—	26	—	—	26
Other comprehensive loss, net	—	—	—	—	(250)	(250)
Balance June 30, 2024	21,111,043	$211	$55,031	$117,043	$(16,377)	$155,908

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands) (Unaudited)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$966	$2,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	779	624
Purchased loans amortization, net	19	29
Stock-based compensation expense	26	62
Decrease in deferred loan origination fees, net of amortization	(66)	(59)
Income from BOLI	(211)	(200)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	207	1,845
Accrued interest receivable	(383)	25
Accrued expenses and other liabilities	4,099	3,901
Net cash provided by operating activities	5,436	9,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan (originations) repayments, net	(15,452)	10,361
Purchases of loans receivable	(5,553)	(5,891)
Principal repayments on investment securities available for sale	2,216	4,316
Proceeds from calls and maturities of investment securities available for sale	3,000	—
Principal repayments on investment securities held to maturity	3,594	3,879
Proceeds from sale of shares in trading asset - VISA stock	193	—
Purchases of premises and equipment and capitalized software	(110)	(2,113)
Redemption of certificates of deposit held for investment	—	249
Purchase of FHLB stock, net	(1,134)	(493)
Proceeds from sales of premises and equipment	86	—
Net cash (used in) provided by investing activities	(13,160)	10,308

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(12,000)	(21,895)
Dividends paid	(1,267)	(1,272)
Proceeds from borrowings	151,800	157,945
Repayment of borrowings	(126,600)	(145,630)
Net decrease in advance payments by borrowers for taxes and insurance	(30)	(51)
Principal payments on finance lease liability	(17)	(14)
Proceeds from exercise of stock options	—	19
Repurchase of common stock	—	(577)
Net cash provided by (used in) financing activities	11,886	(11,475)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,162	7,903
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,642	22,044
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,804	$29,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,094	$3,393
Income taxes	24	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$422	$1,267
Net unrealized holding losses from available for sale investment securities	(329)	(2,897)
Income tax effect related to other comprehensive loss	79	695
Adjustment to retained earnings, net of deferred tax; - adoption of ASU 2016-13	—	(53)
Conversion of shares in trading asset - VISA stock	190	—

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2024 (“2024 Form 10-K”). The unaudited consolidated results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2025.

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

3.      STOCK PLANS AND STOCK-BASED COMPENSATION

Stock Option Plans - In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective in July 2003 and expired in July 2013. Accordingly, no further option awards may be granted under the 2003 Plan. Further, no options granted under the 2003 plan remain outstanding as of June 30, 2024, with all such awards having been either previously exercised or forfeited.  Each option granted under the 2003 Plan had an exercise price equal to the fair value of the Company’s common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. At June 30, 2024, there were 1,532,003 shares available for grant under the 2017 Plan. The 2003 Plan and the 2017 Plan are collectively referred to as “the Stock Option Plans”.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, considering the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the three months ended June 30, 2024 and 2023.

As of June 30, 2024, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the three months ended June 30, 2024 and 2023 under the Stock Option Plans.

There was no activity related to stock options for the three months ended June 30, 2024. The following table presents the activity related to stock options under the Stock Option Plans for the three months ended June 30, 2023:

	Three Months Ended June 30,
	2023
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, beginning of period	14,310	$2.78
Options exercised	(6,799)	2.78
Balance, end of period	7,511	$2.78

There were no stock options outstanding as of June 30, 2024. The following table presents information on stock options outstanding, less estimated forfeitures, as of June 30, 2023:

2023
Stock options fully vested and expected to vest:
Number	7,511
Weighted average exercise price	$2.78
Aggregate intrinsic value (1)	$17,000
Weighted average contractual term of options (years)	0.04
Stock options fully vested and currently exercisable:
Number	7,511
Weighted average exercise price	$2.78
Aggregate intrinsic value (1)	$17,000
Weighted average contractual term of options (years)	0.04

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

There was no intrinsic value of stock options exercised for the three months ended June 30, 2024. The total intrinsic value of stock options exercised was $14,000 for the three months ended June 30, 2023, respectively, under the Stock Option Plans.

The Company may grant restricted stock pursuant to the 2017 Plan of which vesting can either be time based or performance based. Performance based awards are subject to attaining certain performance metrics and all, or a portion of, the performance based awards can subsequently be cancelled for not attaining the predetermined performance metrics. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $26,000 and $62,000 for the three months ended June 30, 2024 and 2023, respectively. The unrecognized stock-based compensation related to restricted stock was $145,000 and $354,000 at June 30, 2024 and 2023, respectively. The weighted average vesting period for the restricted stock was 1.11 years and 1.04 years at June 30, 2024 and 2023, respectively.

A summary of changes in nonvested restricted stock awards for the periods shown:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Three Months Ended June 30, 2024	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	15,779	$5.72	63,397	$5.68	79,176	$5.69
Balance, end of period	15,779	$5.72	63,397	$5.68	79,176	$5.69

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Three Months Ended June 30, 2023	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	29,977	$6.14	132,645	$6.05	162,622	$6.07
Forfeited	—	—	(3,678)	6.30	(3,678)	6.30
Balance, end of period	29,977	$6.14	128,967	$6.04	158,944	$6.06

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the three months ended June 30, 2024 and 2023, there were no stock options excluded in computing diluted EPS.

In November 2022, the Company’s Board of Directors adopted a stock repurchase program (the “November 2022 repurchase program”). Under the November 2022 repurchase program, the Company was authorized to repurchase up to $2.5 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on November 28, 2022 and continuing until the earlier of the completion of the authorized level of repurchases or May 28, 2023, depending upon market conditions. The Company completed the November 2022 repurchase program on May 5, 2023, repurchasing a total of 394,334 shares at an average cost of $6.34 per share for a total cost of $2.5 million. All shares repurchased under the November 2022 program were settled. The Company did not have any publicly announced repurchase plans or programs in place during the three months ended June 30, 2024.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,
	2024	2023
(Dollars and share data in thousands, except per share data)
Basic EPS computation:
Numerator-net income	$966	$2,843
Denominator-weighted average common shares outstanding	21,111	21,136
Basic EPS	$0.05	$0.13
Diluted EPS computation:
Numerator-net income	$966	$2,843
Denominator-weighted average common shares outstanding	21,111	21,136
Effect of dilutive stock options	—	5
Weighted average common shares and common stock equivalents	21,111	21,141
Diluted EPS	$0.05	$0.13

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2024
Available for sale:
Municipal securities	$41,651	$1	$(6,867)	$34,785
Agency securities	44,874	—	(4,060)	40,814
Real estate mortgage investment conduits (1)	30,677	—	(6,005)	24,672
Residential mortgage-backed securities (1)	12,840	6	(921)	11,925
Other mortgage-backed securities (2)	28,878	5	(3,708)	25,175
Total available for sale	$158,920	$12	$(21,561)	$137,371

Held to maturity:
Municipal securities	$10,314	$—	$(2,892)	$7,422
Agency securities	54,169	—	(4,281)	49,888
Real estate mortgage investment conduits (1)	30,922	—	(5,228)	25,694
Residential mortgage-backed securities (1)	109,955	—	(18,126)	91,829
Other mortgage-backed securities (3)	20,457	—	(3,264)	17,193
Total held to maturity	$225,817	$—	$(33,791)	$192,026

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2024
Available for sale:
Municipal securities	$41,657	$20	$(6,541)	$35,136
Agency securities	47,818	—	(4,241)	43,577
Real estate mortgage investment conduits (1)	31,424	—	(5,759)	25,665
Residential mortgage-backed securities (1)	13,519	3	(971)	12,551
Other mortgage-backed securities (2)	29,998	3	(3,734)	26,267
Total available for sale	$164,416	$26	$(21,246)	$143,196

Held to maturity:
Municipal securities	$10,321	$—	$(2,789)	$7,532
Agency securities	54,123	—	(4,522)	49,601
Real estate mortgage investment conduits (1)	31,752	—	(5,171)	26,581
Residential mortgage-backed securities (1)	112,834	—	(18,196)	94,638
Other mortgage-backed securities (3)	20,480	—	(3,313)	17,167
Total held to maturity	$229,510	$—	$(33,991)	$195,519

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.
(3)	Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of June 30, 2024 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$16,171	$16,064	$11,934	$11,759
Due after one year through five years	42,525	37,760	39,461	36,333
Due after five years through ten years	33,861	29,154	20,167	16,752
Due after ten years	66,363	54,393	154,255	127,182
Total	$158,920	$137,371	$225,817	$192,026

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The gross unrealized losses and the fair value of securities available-for-sale and held to maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2024	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$—	$—	$32,394	$(6,867)	$32,394	$(6,867)
Agency securities	—	—	40,814	(4,060)	40,814	(4,060)
Real estate mortgage investment conduits (1)	—	—	24,672	(6,005)	24,672	(6,005)
Residential mortgage-backed securities (1)	—	—	11,101	(921)	11,101	(921)
Other mortgage-backed securities (2)	—	—	24,326	(3,708)	24,326	(3,708)
Total available for sale	$—	$—	$133,307	$(21,561)	$133,307	$(21,561)

Held to maturity:
Municipal securities	$—	$—	$7,422	$(2,892)	$7,422	$(2,892)
Agency securities	—	—	49,888	(4,281)	49,888	(4,281)
Real estate mortgage investment conduits (1)	—	—	25,694	(5,228)	25,694	(5,228)
Residential mortgage-backed securities (1)	—	—	91,829	(18,126)	91,829	(18,126)
Other mortgage-backed securities (3)	—	—	17,193	(3,264)	17,193	(3,264)
Total held to maturity	$—	$—	$192,026	$(33,791)	$192,026	$(33,791)

March 31, 2024

Available for sale:
Municipal securities	$—	$—	$32,748	$(6,541)	$32,748	$(6,541)
Agency securities	—	—	43,577	(4,241)	43,577	(4,241)
Real estate mortgage investment conduits (1)	—	—	25,665	(5,759)	25,665	(5,759)
Residential mortgage-backed securities (1)	—	—	12,073	(971)	12,073	(971)
Other mortgage-backed securities (2)	534	(1)	25,403	(3,733)	25,937	(3,734)
Total available for sale	$534	$(1)	$139,466	$(21,245)	$140,000	$(21,246)

Held to maturity:
Municipal securities	$—	$—	$7,532	$(2,789)	$7,532	$(2,789)
Agency securities	—	—	49,601	(4,522)	49,601	(4,522)
Real estate mortgage investment conduits (1)	—	—	26,581	(5,171)	26,581	(5,171)
Residential mortgage-backed securities (1)	—	—	94,638	(18,196)	94,638	(18,196)
Other mortgage-backed securities (3)	—	—	17,167	(3,313)	17,167	(3,313)
Total held to maturity	$—	$—	$195,519	$(33,991)	$195,519	$(33,991)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.
(3)	Comprised of FHLMC and FNMA issued securities.

Allowance for Credit Losses (“ACL”) on Available-for-Sale Debt Securities – Each reporting period, the Company assesses each available for sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on available for sale debt securities at June 30, 2024. As of June 30, 2024, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

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

ACL on Held to Maturity Debt Securities – The Company separately evaluates its held to maturity debt securities for any credit losses based on probability of default and loss given default utilizing historical industry data based on investment category. The probability of default and loss given default are incorporated into the present value of expected cash flows and compared against amortized cost. The Company did not record an ACL on held to maturity debt securities at June 30, 2024 as the impact was insignificant.

The Company had no sales and realized no gains or losses on sales of investment securities for the three months ended June 30, 2024 and 2023. Investment securities available for sale with an amortized cost of $2.5 million and $2.6 million and an estimated fair value of $2.3 million and $2.4 million at June 30, 2024 and March 31, 2024, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $11.0 million and $11.2 million and a fair value of $9.1 million and $9.3 million at June 30, 2024 and March 31, 2024, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $148.6 million and $151.2 million and a fair value of $123.6 million and $126.1 million at June 30, 2024 and March 31, 2024, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

6.      LOANS AND ALLOWANCE FOR CREDIT LOSSES FOR LOANS

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. Deferred loan fees totaled $4.6 million and $4.7 million at June 30, 2024 and March 31, 2024, respectively. Loans receivable discounts and premiums totaled $1.2 million and $1.9 million, respectively, at June 30, 2024, compared to $1.3 million and $1.9 million, respectively, at March 31, 2024. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	June 30,	March 31,
	2024	2024
Commercial and construction
Commercial business	$238,493	$229,404
Commercial real estate	578,115	583,501
Land	6,322	5,693
Multi-family	79,278	70,771
Real estate construction	39,958	36,538
Total commercial and construction	942,166	925,907

Consumer
Real estate one-to-four family	96,083	96,366
Other installment	6,816	1,740
Total consumer	102,899	98,106

Total loans	1,045,065	1,024,013

Less: ACL for loans	15,364	15,364
Loans receivable, net	$1,029,701	$1,008,649

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2024, loans carried at $784.0 million were pledged as collateral to the FHLB of Des Moines and FRB pursuant to borrowing agreements.

Substantially all the Company’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of June 30, 2024 and March 31, 2024, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

There were no loans modified related to borrowers experiencing financial difficulty during the three months ended June 30, 2024. There were no loans past due at June 30, 2024 that had been modified in the previous 12 months.

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

The following table sets forth the Company’s loan portfolio at June 30, 2024 by risk attribute and year of origination as well as current period gross charge-offs (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$1,951	$17,940	$62,724	$83,628	$25,872	$27,680	$12,412	$232,207
Special Mention	—	—	—	694	681	1,056	3,802	6,233
Substandard	—	—	—	—	—	53	—	53
Total commercial business	$1,951	$17,940	$62,724	$84,322	$26,553	$28,789	$16,214	$238,493
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$5,871	$35,980	$66,285	$145,972	$88,855	$204,326	$—	$547,289
Special Mention	—	—	3,725	891	—	26,137	—	30,753
Substandard	—	—	—	—	—	73	—	73
Total commercial real estate	$5,871	$35,980	$70,010	$146,863	$88,855	$230,536	$—	$578,115
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land
Risk rating
Pass	$—	$3,037	$2,319	$92	$—	$522	$—	$5,970
Special Mention	—	—	352	—	—	—	—	352
Total land	$—	$3,037	$2,671	$92	$—	$522	$—	$6,322
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$20	$965	$26,133	$36,246	$4,613	$10,876	$—	$78,853
Special Mention	—	—	186	—	19	152	—	357
Substandard	—	—	—	—	—	68	—	68
Total multi-family	$20	$965	$26,319	$36,246	$4,632	$11,096	$—	$79,278
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$2,258	$18,423	$11,118	$8,156	$—	$—	$—	$39,955
Special Mention	3	—	—	—	—	—	—	3
Total real estate construction	$2,261	$18,423	$11,118	$8,156	$—	$—	$—	$39,958
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$—	$60,083	$4,134	$18,320	$13,512	$96,049
Substandard	—	—	—	—	—	34	—	34
Total real estate one-to-four family	$—	$—	$—	$60,083	$4,134	$18,354	$13,512	$96,083
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Risk rating
Pass	$5,173	$441	$487	$175	$65	$23	$452	$6,816
Total other installment	$5,173	$441	$487	$175	$65	$23	$452	$6,816
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$1	$1

Total loans receivable, gross
Risk rating
Pass	$15,273	$76,786	$169,066	$334,352	$123,539	$261,747	$26,376	$1,007,139
Special Mention	3	—	4,263	1,585	700	27,345	3,802	37,698
Substandard	—	—	—	—	—	228	—	228
Total loans receivable, gross	$15,276	$76,786	$173,329	$335,937	$124,239	$289,320	$30,178	$1,045,065
Total current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$1	$1

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2024	2023	2022	2021	2020	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$14,126	$63,838	$85,131	$28,119	$16,945	$12,411	$4,827	$225,397
Special Mention	—	—	733	—	486	232	2,498	3,949
Substandard	—	—	—	—	—	58	—	58
Total commercial business	$14,126	$63,838	$85,864	$28,119	$17,431	$12,701	$7,325	$229,404
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$36,116	$66,847	$147,015	$89,662	$53,424	$158,311	$—	$551,375
Special Mention	—	3,752	897	—	—	26,878	—	31,527
Substandard	520	—	—	—	—	79	—	599
Total commercial real estate	$36,636	$70,599	$147,912	$89,662	$53,424	$185,268	$—	$583,501
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land
Risk rating
Pass	$2,361	$2,340	$94	$—	$106	$437	$—	$5,338
Special Mention	—	355	—	—	—	—	—	355
Total land	$2,361	$2,695	$94	$—	$106	$437	$—	$5,693
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$970	$21,643	$32,003	$4,841	$8,788	$2,429	$—	$70,674
Special Mention	—	—	—	—	35	32	—	67
Substandard	—	—	—	—	—	30	—	30
Total multi-family	$970	$21,643	$32,003	$4,841	$8,823	$2,491	$—	$70,771
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2024	2023	2022	2021	2020	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$13,320	$10,078	$12,346	$—	$—	$—	$—	$35,744
Special Mention	794	—	—	—	—	—	—	794
Total real estate construction	$14,114	$10,078	$12,346	$—	$—	$—	$—	$36,538
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$60,447	$4,164	$4,364	$14,756	$12,599	$96,330
Substandard	—	—	—	—	—	36	—	36
Total real estate one-to-four family	$—	$—	$60,447	$4,164	$4,364	$14,792	$12,599	$96,366
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Risk rating
Pass	$418	$555	$198	$75	$27	$8	$459	$1,740
Total other installment	$418	$555	$198	$75	$27	$8	$459	$1,740
Current YTD gross write-offs	$—	$11	$—	$—	$—	$2	$—	$13

Total loans receivable, gross
Risk rating
Pass	$67,311	$165,301	$337,234	$126,861	$83,654	$188,352	$17,885	$986,598
Special Mention	794	4,107	1,630	—	521	27,142	2,498	36,692
Substandard	520	—	—	—	—	203	—	723
Total loans receivable, gross	$68,625	$169,408	$338,864	$126,861	$84,175	$215,697	$20,383	$1,024,013
Total current YTD gross write-offs	$—	$11	$—	$—	$—	$2	$—	$13

ACL on Loans - The ACL for loans is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL for loans is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. The Company estimates the expected credit losses over the loans’ contractual terms, adjusted for expected prepayments. The ACL for loans is calculated for loan segments utilizing loan level information and relevant information from internal and external sources related to past events and current conditions. In addition, the Company incorporates a reasonable and supportable forecast. For loans that are individually evaluated, an allowance is established when the discounted cash flows or collateral value (less estimated selling costs, if applicable) of the loan is lower than  its carrying value.

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

Management’s evaluation of the ACL for loans is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of the current business cycle, a detailed analysis of individually evaluated loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL for loans and may require the Company to make additions to the ACL for loans based on their judgment about information available to them at the time of their examinations.

The following tables detail activity in the ACL for loans at or for the three months ended June 30, 2024 and June 30, 2023, by loan category (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
June 30, 2024	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total

Beginning balance	$5,280	$7,391	$106	$367	$636	$1,584	$—	$15,364
(Recapture of) provision for credit losses	(139)	(88)	14	35	87	91	—	—
Charge-offs	—	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	1	—	1
Ending balance	$5,141	$7,303	$120	$402	$723	$1,675	$—	$15,364

Three months ended
June 30, 2023

Beginning balance	$3,123	$8,894	$93	$798	$764	$1,127	$510	$15,309
Impact of adopting CECL (ASU 2016-13)	1,884	(1,494)	40	(492)	131	483	(510)	42
Provision for (recapture of) credit losses	208	(195)	(10)	(13)	(65)	75	—	—
Charge-offs	—	—	—	—	—	(11)	—	(11)
Recoveries	—	—	—	—	—	3	—	3
Ending balance	$5,215	$7,205	$123	$293	$830	$1,677	$—	$15,343

Non-accrual loans: Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $2,000 and $3,000 for the three months ended June 30, 2024 and 2023, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
June 30, 2024	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$1,811	$301	$53	$2,165	$236,328	$238,493
Commercial real estate	8,409	—	73	8,482	569,633	578,115
Land	—	—	—	—	6,322	6,322
Multi-family	—	—	—	—	79,278	79,278
Real estate construction	—	—	—	—	39,958	39,958
Consumer	11	—	34	45	102,854	102,899
Total	$10,231	$301	$160	$10,692	$1,034,373	$1,045,065

March 31, 2024

Commercial business	$1,778	$5	$58	$1,841	$227,563	$229,404
Commercial real estate	—	—	79	79	583,422	583,501
Land	—	—	—	—	5,693	5,693
Multi-family	—	—	—	—	70,771	70,771
Real estate construction	—	—	—	—	36,538	36,538
Consumer	1	—	36	37	98,069	98,106
Total	$1,779	$5	$173	$1,957	$1,022,056	$1,024,013

Included in the 30-89 days past due loans at June 30, 2024 are $722,000 of fully guaranteed SBA or United States Department of Agriculture (“USDA”) loans. These government guaranteed loans are classified as pass rated loans and are not considered to be either nonaccrual or classified loans because based on the guarantee, the Company expects to receive all principal and interest according to the contractual terms of the loan agreement and there are no well-defined weaknesses or risk of loss. As a result, these loans were omitted from the required calculation of the ACL for loans. Interest income foregone on non-accrual loans was $2,000 and $10,000 for the three months ended June 30, 2024 and the year ended March 31, 2024, respectively. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at June 30, 2024 and March 31, 2024 – Asset Quality, discussed below.

At June 30, 2024, the Company had $126,000 of non-accrual loans with no ACL and $34,000 of non-accrual loans with an ACL of $1,000. The amortized cost of collateral dependent loans as of June 30, 2024, were $53,000 and $73,000 for commercial business and commercial real estate, respectively.

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

The Company performed an impairment assessment as of October 31, 2023 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods. The Company completed a qualitative assessment of goodwill as of June 30, 2024, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date.

8.      FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	June 30, 2024	March 31, 2024
FHLB advances	$113,504	$88,304
Weighted average interest rate on FHLB advances (1)	5.60%	5.40%

(1) Computed based on the borrowing activity for the three months ended June 30, 2024 and the fiscal year ended March 31, 2024, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At June 30, 2024, based on collateral values, the Bank had additional borrowing capacity of $164.4 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At June 30, 2024, loans carried at $478.1 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, which totaled $27.0 million at both June 30, 2024 and March 31, 2024, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both June 30, 2024 and March 31, 2024, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at June 30, 2024 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	6.96%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	6.95%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	8.70%	6/2033
		27,836
Fair value adjustment (4)		(810)
Total Debentures		$27,026

(1)	The trust preferred securities reprice quarterly based on the three-month Chicago Mercantile Exchange (“CME”) Term SOFR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
June 30, 2024	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$34,785	$—	$34,785	$—
Agency securities	40,814	—	40,814	—
Real estate mortgage investment conduits	24,672	—	24,672	—
Residential mortgage-backed securities	11,925	—	11,925	—
Other mortgage-backed securities	25,175	—	25,175	—
Total assets measured at fair value on a recurring basis	$137,371	$—	$137,371	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2024	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$35,136	$—	$35,136	$—
Agency securities	43,577	—	43,577	—
Real estate mortgage investment conduits	25,665	—	25,665	—
Residential mortgage-backed securities	12,551	—	12,551	—
Other mortgage-backed securities	26,267	—	26,267	—
Total assets measured at fair value on a recurring basis	$143,196	$—	$143,196	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 for both the three months ended June 30, 2024 and the year ended March 31, 2024.

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

There were no assets measured at estimated fair value on a nonrecurring basis at both June 30, 2024 and March 31, 2024.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
June 30, 2024	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$27,804	$27,804	$—	$—	$27,804
Investment securities available for sale	137,371	—	137,371	—	137,371
Investment securities held to maturity	225,817	—	192,026	—	192,026
Loans receivable, net	1,029,701	—	—	928,275	928,275
FHLB stock	6,061	—	6,061	—	6,061

Liabilities:
Certificates of deposit	204,423	—	202,614	—	202,614
FHLB advances	113,504	—	113,243	—	113,243
Junior subordinated debentures	27,026	—	—	19,465	19,465

	Carrying				Estimated
March 31, 2024	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$23,642	$23,642	$—	$—	$23,642
Investment securities available for sale	143,196	—	143,196	—	143,196
Investment securities held to maturity	229,510	—	195,519	—	195,519
Loans receivable, net	1,008,649	—	—	909,254	909,254
FHLB stock	4,927	—	4,927	—	4,927

Liabilities:
Certificates of deposit	190,972	—	188,972	—	188,972
FHLB advances	88,304	—	88,101	—	88,101
Junior subordinated debentures	27,004	—	—	19,327	19,327

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

11.      NEW ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance within Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as additional information for reconciling items that meet a quantitative threshold.

Those amendments require disclosure of the following information about income taxes paid on an annual basis:

●	Income taxes paid (net of refunds received), disaggregated by federal and state taxes and by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received).
●	Income tax expense (or benefit) from continuing operations disaggregated by federal and state jurisdictions.

The ASU is effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of this ASU to have a material impact on its business operations or financial condition.

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is generally the principal in these contracts, except for interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur monthly, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer. For the three months ended June 30, 2024 and 2023, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three Months Ended
	June 30,
	2024	2023

Asset management fees	$1,558	$1,381
Debit card and ATM fees	821	847
Deposit related fees	461	453
Loan related fees	88	111
Income from BOLI (1)	211	200
FHLMC loan servicing fees (1)	19	22
Other, net	209	271
Total non-interest income, net	$3,367	$3,285

(1)	Not within scope of ASC 606

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

Contract Balances

As of June 30, 2024, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of June 30, 2024 and 2023.

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

Significant off-balance sheet commitments at June 30, 2024 are listed below (in thousands):

Contract or Notional
Amount
June 30,
2024
Commitments to extend credit:
Adjustable-rate	$2,332
Fixed-rate	748
Standby letters of credit	1,600
Undisbursed loan funds and unused lines of credit	126,604
Total	$131,284

Other contractual obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2024, loans under warranty totaled $30.6 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At June 30, 2024, the Company had an ACL for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company did not incur any losses related to public depository funds for the three months ended June 30, 2024 and 2023.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

Litigation – The Company is periodically involved in litigation arising from the ordinary course of business, some of which may involve claims for substantial or uncertain amounts. At least quarterly, we assess liabilities and contingencies related to all outstanding or new legal matters based on the most recent information available. If a loss is not probable, or the amount cannot be estimated, no accrual is established. When a loss is determined to be probable and can be reasonably estimated, an accrual for the loss is established and adjusted as necessary to reflect any subsequent developments. Estimating the amount of loss  is inherently difficult and there may be cases where a loss is probable or reasonably possible but not currently estimable. Actual losses may exceed any established accrual or the range of reasonably possible loss and management’s estimates may change over time. Determining the future resolution of legal matters involves significant judgment and uncertainty, and it is usually difficult  to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the process.

The Company is currently involved in a lawsuit for which certain parties participated in a mediation in May 2023 and a stay of proceedings is in place to allow for continued settlement efforts. Based on the information available, management has concluded that a loss was probable and could be reasonably estimated. Accordingly, the Company determined that there was a potential liability resulting from pending litigation involving a former Riverview business client related to their real estate investments offered by a business owned by that client. Given the proposed global settlement of the litigation, the Company recorded a $2.3 million expense in other non-interest expense during the three months ended March 31, 2024. This expense reflects Riverview’s estimate of litigation costs that exceed the Company’s insurance coverage. Subsequent to quarter-end, settlement of the litigation was approved by all the respective courts with a final settlement payment of $1.2 million to be made by the Company.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheets at the dates indicated (in thousands):

	June 30,		March 31,		Classification in the
Leases	2024		2024		consolidated balance sheets
Finance lease ROU assets	$1,182		$1,202		Financing lease ROU assets
Finance lease liability	$2,151		$2,168		Finance lease liability
Finance lease remaining lease term	15.43	years	15.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$5,169		$5,479		Prepaid expenses and other assets
Operating lease liabilities	$5,450		$5,780		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	5.16	years	5.34	years
Operating lease weighted-average discount rate	1.73%		1.74%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended
Lease Costs	June 30, 2024	June 30, 2023
Finance lease amortization of ROU asset	$19	$19
Finance lease interest on lease liability	39	40
Operating lease costs	283	283
Variable lease costs	52	52
Total lease cost (1)	$393	$394

(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $347,000 for the three months ended June 30, 2024, compared to $341,000 for the three months ended June 30, 2023. During the three months ended June 30, 2024 and 2023, the Company did not record any operating lease ROU assets that were exchanged for operating lease liabilities.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of June 30, 2024 (in thousands):

Fiscal Year Ending March 31:	Operating	Finance
	Leases	Lease
Remainder of 2025	$1,029	$168
2026	1,125	226
2027	1,116	230
2028	899	232
2029	684	232
Thereafter	947	2,479
Total minimum lease payments	5,800	3,567
Less: amount of lease payments representing interest	(350)	(1,416)
Lease liabilities	$5,450	$2,151

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are discussed in our 2024 Form 10-K under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and Part II. Item 8, “Note 1. Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosures contained in the Company’s 2024 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services business, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. Additionally, the Company, from time to time, will purchase commercial business loans as a way to supplement loan originations and diversify the commercial loan portfolio. These loans are originated by a third-party located outside the Company’s primary market area. The Company also purchases the guaranteed portion of SBA loans to help loan portfolio diversification, supplement loan originations and generate a higher yield than overnight cash investments or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area and are purchased with servicing retained by the seller. The Company’s loans receivable, net, totaled $1.03 billion at June 30, 2024 compared to $1.01 billion at March 31, 2024.

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

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial business and commercial real estate loans in its loan portfolio which  typically carry adjustable rates, higher yields and shorter terms, as well as higher credit risk compared to traditional fixed-rate consumer real estate one-to-four family loans.

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

Operating Strategy

Fiscal year 2025 marks the 101th anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area. Since 1998, the Company has been focusing on the expansion of its commercial and real estate construction loan portfolios. At June 30, 2024, commercial and real estate construction loans represented 90.2% of total loans compared to 90.4% at March 31, 2024. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its customers with more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $897.9 million and $961.8 million at June 30, 2024 and March 31, 2024, respectively.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Commercial Real Estate Mortgage	Real Estate Construction	Commercial and Construction Total
June 30, 2024

Commercial business	$238,493	$—	$—	$238,493
Commercial construction	—	—	25,462	25,462
Office buildings	—	113,354	—	113,354
Warehouse/industrial	—	100,632	—	100,632
Retail/shopping centers/strip malls	—	89,432	—	89,432
Assisted living facilities	—	373	—	373
Single purpose facilities	—	274,324	—	274,324
Land	—	6,322	—	6,322
Multi-family	—	79,278	—	79,278
One-to-four family construction	—	—	14,496	14,496
Total	$238,493	$663,715	$39,958	$942,166

March 31, 2024

Commercial business	$229,404	$—	$—	$229,404
Commercial construction	—	—	20,388	20,388
Office buildings	—	114,714	—	114,714
Warehouse/industrial	—	106,649	—	106,649
Retail/shopping centers/strip malls	—	89,448	—	89,448
Assisted living facilities	—	378	—	378
Single purpose facilities	—	272,312	—	272,312
Land	—	5,693	—	5,693
Multi-family	—	70,771	—	70,771
One-to-four family construction	—	—	16,150	16,150
Total	$229,404	$659,965	$36,538	$925,907

Comparison of Financial Condition at June 30, 2024 and March 31, 2024

Cash and cash equivalents, including interest-earning deposits in other banks, totaled $27.8 million at June 30, 2024 compared to $23.6 million at March 31, 2024. The Company’s cash balances typically fluctuate based upon funding needs, deposit activity and investment securities activity. Based on the Company’s asset/liability management program and liquidity objectives, the Company may deploy excess cash to purchase investment securities depending on the rate environment and other considerations. As a part of this strategy, the Company may choose to invest in short-term certificates of deposit held for investment, all of which are fully insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Investment securities totaled $363.2 million and $372.7 million at June 30, 2024 and March 31, 2024, respectively. The decrease was due to normal pay downs, calls and maturities. The Company had no sales of investment securities during the three months ended June 30, 2024. The Company’s investment securities primarily consist of a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At June 30, 2024, the Company determined that none of its investment securities required an allowance for credit losses (“ACL”). For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $1.03 billion at June 30, 2024, compared to $1.01 billion at March 31, 2024, an increase of $21.1 million. The increase was primarily attributable to increases in commercial business loans of $9.1 million, multi-family loans of $8.5 million, other installment loans of $5.1 million, and real estate construction loans of $3.4 million. These increases were partially offset by a decrease in commercial real estate loans of $5.4 million.

The Company no longer originates one-to-four family mortgage loans; however, will from time to time purchase these loans consistent with its asset/liability objectives. Additionally, the Company will purchase commercial business loans and consumer loans to supplement loan originations and diversify the loan portfolio. Purchased loans are originated by a third-party located outside the Company’s primary market area. Commercial business loans purchased at June 30, 2024 totaled $26.2 million compared to $27.2 million at March 31, 2024. Consumer loans purchased at June 30, 2024 totaled $5.0 million compared to none at March 31, 2024. The Company also purchases the guaranteed portion of SBA loans to help loan portfolio diversification, supplement loan originations and generate a higher yield than overnight cash investments or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area and are purchased with servicing retained by the seller. At June 30, 2024, the Company’s purchased SBA loan portfolio was $50.4 million compared to $51.0 million at March 31, 2024.

Deposits decreased $12.0 million to $1.22 billion at June 30, 2024, compared to $1.23 billion at March 31, 2024 due to increased competition, pricing and an overall decrease in market liquidity. Regular savings accounts decreased $13.0 million, non-interest bearing accounts decreased $9.8 million, and interest bearing accounts decreased $8.3 million. These decreases were partially offset by increases of $13.5 million in certificates of deposit and $5.7 million in money market accounts. The Company had no wholesale-brokered deposits at June 30, 2024 and March 31, 2024. Core branch deposits accounted for 98.0% of total deposits at both June 30, 2024 and March 31, 2024. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Accrued expenses and other liabilities increased $3.2 million to $19.4 million at June 30, 2024 compared to $16.2 million at March 31, 2024. The increase was primarily due to an outstanding balance in Trust sweep funds of $4.8 million at June 30, 2024 that were subsequently disbursed the following business day.

FHLB advances increased $25.2 million to $113.5 million at June 30, 2024 compared to $88.3 million at March 31, 2024. FHLB advances at June 30, 2024 and March 31, 2024 were comprised of overnight advances. FHLB advances were utilized to fund new loan originations and to partially offset the decrease in deposit balances.

Shareholders' equity increased $320,000 to $155.9 million at June 30, 2024 compared to $155.6 million at March 31, 2024. The increase was mainly attributable to current period net income of $966,000, partly offset by an increase in the accumulated other comprehensive loss related to the change in unrealized holding losses on securities available for sale, net of tax, of $250,000 and the payment of cash dividends totaling $422,000.

Capital Resources

The Bank is a state-chartered, federally insured institution subject to various regulatory capital requirements administered by the FDIC and Washington State Department of Financial Institutions, Division of Banks. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of June 30, 2024.

As of June 30, 2024, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total Capital:
(To Risk-Weighted Assets)	$174,740	16.18%	$86,391	8.0%	$107,989	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	161,215	14.93	64,793	6.0	86,391	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	161,215	14.93	48,595	4.5	70,193	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	161,215	10.67	60,433	4.0	75,541	5.0

March 31, 2024
Total Capital:
(To Risk-Weighted Assets)	$173,521	16.32%	$85,080	8.0%	$106,350	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	160,197	15.06	63,810	6.0	85,080	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	160,197	15.06	47,857	4.5	69,127	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	160,197	10.29	62,296	4.0	77,870	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of June 30, 2024, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at June 30, 2024, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the Company’s banking regulators routinely examine the Company’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s consolidated financial statements be adjusted in accordance with their findings. A future examination could include a review of certain transactions or other amounts reported in the Company’s fiscal 2025 consolidated financial statements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals, continuing operations, satisfaction other financial commitments, and to take advantage of investment opportunities. During the three months ended June 30, 2024, the Bank used its sources of funds primarily to fund deposit withdrawals resulting from increased competition and pricing pressure and to fund loan commitments. At June 30, 2024, cash and cash equivalents and available for sale investment securities totaled $165.2 million, or 10.7% of total assets. Management believes that the Company’s security portfolio is of high quality and its securities would therefore be marketable. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At June 30, 2024, the Bank had no advances from the FRB and maintains a credit facility with the FRB with an available borrowing capacity of $291.9 million, subject to sufficient collateral. At June 30, 2024, the Bank had advances totaling $113.5 million from the FHLB and had an additional borrowing capacity of $164.4 million with the FHLB, subject to sufficient collateral and stock investment. At June 30, 2024, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, historically it has not extensively relied on brokered deposits to fund its operations. At June 30, 2024 and March 31, 2024, the Bank had no wholesale brokered deposits. The Bank also participates in the Certificate of Deposit Account Registry Services (“CDARS”) and Insured Cash Sweep (“ICS”) deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for depositors while obtaining “pass-through” insurance for total deposits. The Bank’s CDARS and ICS balances were $39.8 million, or 3.3% of total deposits, and $39.6 million, or 3.2% of total deposits, at June 30, 2024 and March 31, 2024, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $810.3 million, or 52.7% of total assets at June 30, 2024.

At June 30, 2024, the Company had total commitments of $131.3 million, which includes commitments to extend credit of $3.1 million, unused lines of credit totaling $80.3 million, undisbursed real estate construction loans totaling $46.3 million, and standby letters of credit totaling $1.6 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2024 totaled $193.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan and investment securities maturities of less than one year totaling $35.7 million and $28.0 million, respectively, at June 30, 2024.

The Company incurs capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during the remainder of fiscal 2025 we expect cash expenditures of approximately $435,000 for capital investment in premises and equipment.

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.02 per share, as approved by the Board of Directors, which management believes is a dividend rate per share that will enable the Company to balance multiple objectives of managing and investing in the Bank, and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during fiscal 2025 at this rate of $0.02 per share, average total dividend paid each quarter would be approximately $422,000 based on the number of the Company’s outstanding shares as of June 30, 2024. At June 30, 2024, Riverview Bancorp, Inc. had $8.8 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets were $461,000 or 0.03% of total assets at June 30, 2024, compared to $178,000 or 0.01% of total assets at March 31, 2024. At June 30, 2024, SBA and United States Department of Agriculture (“USDA”) government guaranteed loans that were 90 days or more past due and still accruing interest included in nonperforming assets totaled $301,000 compared to $5,000 at March 31, 2024. The Company expects to receive all principal and interest since the Company purchased the guaranteed portion of these loans which is backed by government guaranteed interest certificates.

The following table sets forth information regarding the Company’s nonperforming loans, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, at the dates indicated (dollars in thousands):

	June 30, 2024		March 31, 2024
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$53	1	$58
Commercial real estate	1	73	1	79
Consumer	1	34	1	36
Subtotal	3	160	3	173

SBA and USDA Government Guaranteed	1	301	1	5

Total	4	$461	4	$178

The ACL for loans was $15.4 million or 1.47% of total loans at June 30, 2024 and $15.4 million or 1.50% of total loans at March 31, 2024. For the three months ended June 30, 2024 and 2023, the Company did not record a provision for credit losses. The coverage ratio of the ACL for loans to nonperforming loans was 3332.75% at June 30, 2024 compared to 8631.46% at March 31, 2024. The Company’s general valuation allowance to pooled or “collectively evaluated” loans was 1.47% at June 30, 2024 and 1.50% at March 31, 2024.

Management considers the ACL for loans and unfunded loan commitments to be adequate at June 30, 2024 based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing ACL in accordance with GAAP. However, a decline in national and local economic conditions (including declines as a result of inflation or recession), results of examinations by the Company’s banking regulators, or other factors could result in a material increase in the ACL for loans and unfunded loan commitments and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing ACL will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document. For further information regarding the Company’s individually evaluated loans and ACL for loans and unfunded loan commitments, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2024	March 31, 2024

Loans accounted for on a non-accrual basis:
Commercial business	$53	$58
Commercial real estate	73	79
Consumer	34	36
Total	160	173
Accruing loans which are contractually past due 90 days or more (1)	301	5
Total nonperforming loans	461	178
Real estate owned (“REO”)	—	—
Total nonperforming assets	$461	$178

Foregone interest on non-accrual loans (2)	$2	$10

(1)	Consists entirely of SBA and USDA government guaranteed loans.
(2)	Three months ended June 30, 2024 and year ended March 31, 2024.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
June 30, 2024

Commercial business	$53	$—	$53
Commercial real estate	73	—	73
Consumer	34	—	34
Subtotal	160	—	160

SBA and USDA Government Guaranteed	—	301	301

Total nonperforming assets	$160	$301	$461

March 31, 2024

Commercial business	$58	$—	$58
Commercial real estate	79	—	79
Consumer	36	—	36
Subtotal	173	—	173

SBA and USDA Government Guaranteed	—	5	5

Total nonperforming assets	$173	$5	$178

At June 30, 2024, loans delinquent 30-89 days totaled $10.2 million or 0.98% of total loans, up from $1.8 million or 0.17% at March 31, 2024. The increase in loans delinquent 30-89 days was primarily attributable to two commercial real estate loans totaling $8.2 million. One of these delinquent 30-89 days loans was related to a circumstance in which the loan is in the probate process. There is a plan in place to bring the loan current after the probate process has been finalized and no losses are expected. The other loan that is 30-89 days delinquent was due to a delay in receiving payment, but the loan has since been brought current. At June 30, 2024, CRE loans represented the largest portion of the loan portfolio at 55.32% of total loans and commercial business represented 22.82% of total loans.

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

The Company also completed a qualitative assessment of goodwill as of June 30, 2024 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Even though the Company determined that there was no goodwill impairment, a sustained decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts, significant adverse changes in the operating environment for the financial industry or an increase in the value of our assets without an increase in the value of the reporting unit may result in a future impairment charge.

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

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

Net Income. Net income was $966,000, or $0.05 per diluted share, for the three months ended June 30, 2024, down $1.9 million or 66.0% compared to $2.8 million, or $0.13 per diluted share for the same period in the prior year. The Company’s net income decreased primarily due to an increase in interest expense of $2.0 million from higher funding costs and an increase in non-interest expense of $991,000, partially offset by a $442,000 increase in interest income and a $570,000 decrease in the provision for income taxes.

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

Net interest income for the three months ended June 30, 2024 decreased $1.5 million to $8.8 million compared to $10.4 million for the same period in the prior year. The decrease was primarily due to increased interest expense on deposits. Net interest margin for the three months ended June 30, 2024 was 2.47% compared to 2.79% for the three months ended June 30, 2023. The decrease in the net interest margin was attributable to the increase in interest expense and the decrease in total average interest earning assets.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2024 increased $442,000 to $14.4 million compared to $14.0 million for the same period in the prior year. The increase was primarily due to an increase in interest income on loans receivable of $842,000, partially offset by a decrease in interest income on investment securities of $363,000.

Interest and fees earned on net loans increased by $842,000 for the three months ended June 30, 2024, compared to the same period in the prior year, due to increases in the yield earned on and the average outstanding balance of net loans, specifically mortgage loans. The average yield on loans increased 20 basis points to 4.70% for the three months ended June 30, 2024 compared to 4.50% for the comparable period in 2023. The average yield on mortgage related loans increased 23 basis points to 4.72% and non-mortgage related loans increased 11 basis points to 4.65% for the three months ended June 30, 2024. The average balance of net loans increased $26.7 million to $1.03 billion for the three months ended June 30, 2024 from $1.00 billion for the same period in the prior year, with the average balance of mortgage related loans increasing $21.2 million and the non-mortgage related loans increasing $5.5 million.

Interest earned on investment securities decreased $363,000 for the three months ended June 30, 2024, compared to the same period in the prior year. The decrease was primarily the result of a decrease in the average balance of investment securities of $84.8 million to $391.3 million for the three months ended June 30, 2024, compared to $476.1 million for the same period in the prior year. During the last quarter of fiscal year 2024, the Company restructured a portion of its balance sheet by selling approximately $46.2 million of its lower-yielding available for sale investment securities. The remaining difference is attributable to normal paydown activities. The average yield on investment securities was 2.11% for the three months ended June 30, 2024 compared to 2.05% for the same period in the prior year. The increase in yield is related to the sales of lower-yielding securities as previously discussed.

Interest Expense. Interest expense totaled $5.6 million for the three months ended June 30, 2024, compared to $3.6 million for the three months ended June 30, 2023. Interest expense on deposits increased $2.1 million for the three months ended June 30, 2024 compared to the same period the prior year, primarily due to an increase in the average rates paid on certificates of deposit, interest checking accounts and money market accounts, and to a lesser extent, the average balance of certificates of deposit. The average rate paid on certificates of deposits increased 131 basis points and the average balance increased $62.3 million for the three months ended June 30, 2024, compared to the same period in the prior year. The average rates paid on interest checking accounts and money market accounts increased 105 basis points and 78 basis points, respectively, for the three months ended June 30, 2024, compared to the same period in the prior year. The average balance of total interest-bearing deposits increased $4.8 million to $859.3 million for the three months ended June 30, 2024 compared to $854.5 million for the same period in the prior year, and the average rate increased 96 basis points to 1.61% during that same period.

Interest expense on borrowings decreased $94,000 for the three months ended June 30, 2024 compared to the same period in the prior year due to the decrease in the average balance of FHLB advances. The average balance of FHLB advances was $111.7 million for the three months ended June 30, 2024, compared to $130.0 million for the same period in the prior year.

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

	Three Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$772,893	$9,094	4.72%	$751,671	$8,397	4.49%
Non-mortgage loans	254,884	2,958	4.65	249,432	2,813	4.54
Total net loans (1)	1,027,777	12,052	4.70	1,001,103	11,210	4.50

Investment securities (2)	391,253	2,058	2.11	476,054	2,421	2.05
Interest-earning deposits in other banks	11,400	148	5.21	11,092	135	4.91
Other earning assets	6,815	162	9.53	7,952	212	10.72
Total interest-earning assets	1,437,245	14,420	4.02	1,496,201	13,978	3.76

Non-interest-earning assets:
Office properties and equipment, net	22,713			22,742
Other non-interest-earning assets	63,070			61,868
Total assets	$1,523,028			$1,580,811

Interest-bearing liabilities:
Regular savings accounts	$182,896	26	0.06	$239,746	37	0.06
Interest checking accounts	266,821	719	1.08	244,806	19	0.03
Money market accounts	209,384	874	1.67	232,076	513	0.89
Certificates of deposit	200,190	1,828	3.66	137,875	804	2.35
Total interest-bearing deposits	859,291	3,447	1.61	854,503	1,373	0.65

Junior subordinated debentures	27,013	533	7.91	26,926	493	7.37
FHLB advances	111,692	1,559	5.60	129,978	1,692	5.24
Other interest-bearing liabilities	2,194	39	7.13	2,242	40	7.19
Total interest-bearing liabilities	1,000,190	5,578	2.24	1,013,649	3,598	1.43

Non-interest-bearing liabilities:
Non-interest-bearing deposits	352,727			395,855
Other liabilities	14,563			14,847
Total liabilities	1,367,480			1,424,351
Shareholders’ equity	155,548			156,460
Total liabilities and shareholders’ equity	$1,523,028			$1,580,811
Net interest income		$8,842			$10,380
Interest rate spread			1.78%			2.33%
Net interest margin			2.47%			2.79%

Ratio of average interest-earning assets to average interest-bearing liabilities			143.70%			147.61%

Tax equivalent adjustment (3)		$21			$21

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended June 30,
	2024 vs 2023
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$248	$449	$697
Non-mortgage loans	69	76	145
Investment securities (1)	(434)	71	(363)
Interest-earning deposits in other banks	4	9	13
Other earning assets	(28)	(22)	(50)
Total interest income	(141)	583	442

Interest Expense:
Regular savings accounts	(11)	—	(11)
Interest checking accounts	2	698	700
Money market accounts	(54)	415	361
Certificates of deposit	459	565	1,024
Junior subordinated debentures	2	38	40
FHLB advances	(246)	113	(133)
Other interest-bearing liabilities	(1)	—	(1)
Total interest expense	151	1,829	1,980
Net interest income	$(292)	$(1,246)	$(1,538)

(1)	Interest is presented on a fully tax-equivalent basis.

Provision for Credit Losses. The Company recorded no provision for credit losses for both the three months ended June 30, 2024 and 2023. The lack of provision for credit losses for the three months ended June 30, 2024 reflects assumptions related to our forecast concerning the economic environment as a result of local, national and global events, including recent bank failures. In addition, expected loss estimates consider various factors, including customer-specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay. For the three months ended June 30, 2024, net charge-offs were insignificant compared to net charge-offs of $8,000 for the three months ended June 30, 2023.

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

Nonperforming loans were $461,000 at June 30, 2024, compared to $178,000 at March 31, 2024. Included in the $461,000 of nonperforming loans at June 30, 2024, were $301,000 of SBA and USDA government guaranteed loans. The Company expects to receive all principal and interest on these SBA and USDA loans since the Company purchased the guaranteed portion of the loans which is backed by government guaranteed interest certificates.

The ratio of the ACL for loans to nonperforming loans was 3332.75% at June 30, 2024 compared to 8631.46% at March 31, 2024. See “Asset Quality” above for additional information related to asset quality that management considers in determining the appropriate level of the ACL.

Non-Interest Income. Non-interest income increased $82,000 to $3.4 million for the three months ended June 30, 2024, compared to $3.3 million for the same period in the prior year. The increase was primarily due to an increase in asset management fees of $177,000 as a result of increases in irrevocable accounts at a higher rate. Offsetting this increase were decreases in fees and service charges of $60,000 and other non-interest income of $46,000. The decrease in fees and service charges was primarily due to a decrease in interchange income of $23,000 and brokered loan fees of $18,000. The decrease in other non-interest income was related to a one-time settlement related to a data breach with a third-party vendor that was received during the same quarter in the prior year.

Non-Interest Expense. Non-interest expense increased $991,000 to $11.0 million for the three months ended June 30, 2024, compared to $10.0 million for the same period in the prior year. Salaries and employee benefits increased $345,000 due to increases in compensation expense and personnel expense. Occupancy and depreciation expense increased by $312,000 due to increases in computer software, depreciation and repair and maintenance expenses as the Company continues to update and modernize branch locations. Professional fees increased by $147,000 which was primarily due to increases in legal and consulting fees. The increase in legal expenses was primarily related to the settlement of a litigation matter. For further information regarding the pending litigation, see “Note 13. Commitments and Contingencies”. Other non-interest expense also increased by $117,000 which was primarily related to additional accruals for business and occupation taxes.

Income Taxes. The provision for income taxes was $253,000 for the three months ended June 30, 2024, compared to $823,000 for the same period in the prior year. The decrease in the provision for income taxes was due to lower pre-tax income for the three months ended June 30, 2024, compared to the same period in the prior year. The Company’s effective tax rate for the three months ended June 30, 2024, was 20.8%, compared to 22.4% for the three months ended June 30, 2023. The lower effective tax rate for the three months ended June 30, 2024 is due to lower pretax income. At June 30, 2024, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At June 30, 2024, the Company had a net deferred tax asset of $9.9 million compared to $9.8 million at March 31, 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2024 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2024 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2024 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended June 30, 2024, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The Company did not repurchase any shares of its common stock through a publicly announced repurchase plan or program, or otherwise, during the three months ended June 30, 2024. The Company did not have a publicly announced repurchase plan or program in place during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None
(b)	None
(c)	Trading Plans. During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Common Stock of the Registrant (1)
4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
10.1	Form of Employment Agreement between the Company and the Bank and Nicole Sherman (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and Nicole Sherman (4)
10.3	Form of Employment Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.4	Form of Change in Control Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.5	Form of Employment Agreement between the Company and Evan Sowers (5)
10.6	Form of Change in Control Agreement between the Company and Evan Sowers (5)
10.7	Employee Stock Ownership Plan (6)
10.8	Deferred Compensation Plan (7)
10.9	2017 Equity Incentive Plan (8)
10.10	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.11	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.12	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.13	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2024 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.
(8)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Nicole Sherman	By:	/S/ David Lam
	Nicole Sherman		David Lam
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 8, 2024	Date:	August 8, 2024