Form 10-Q
period 2024-12-31
RIVERVIEW BANCORP INC
filed 2025-02-12
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 20,976,200 shares outstanding, as of February 13, 2025.

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

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	Adverse impacts on economic conditions in our local markets or, other markets where we have lending relationships.
●	Effects of employment levels, labor shortages. inflation, potential recession, or slowed economic growth.
●	Changes in the interest rate environment, including increases or decreases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and the duration of such levels are maintained.
●	The impact of inflation and the Federal Reserve’s monetary policies.
●	Effect of any federal government shutdown.
●	Bank failures or adverse developments at other banks, and any governmental or societal responses.
●	Credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses and provision for credit losses.
●	Changes in the general interest rates, short and long-term interest rate differentials, deposit interest rates, our net interest margin and funding sources.
●	Fluctuations in loan demand, unsold homes, land and property values and secondary market conditions for loans.
●	Results of examinations by regulatory authorities and potential requirements to increase credit loss allowances, write-down assets, reclassify assets, change our regulatory or capital position or affect our liquidity and earnings.
●	Legislative or regulatory changes including changes in banking, securities, tax law, regulatory policies and principles.
●	Our ability to attract and retain deposits and manage operating costs and expenses.
●	Use of estimates in determining the fair value of assets, which may prove incorrect.
●	Staffing fluctuations in response to product demand or corporate strategy implementation.
●	Disruptions or security breaches or other adverse events, failures or interruptions in or attacks on our information technology systems or third-party vendors.
●	Retention of key senior management members.
●	Costs and effects of litigation.
●	Expectations regarding key growth initiatives and strategic priorities.
●	Future goodwill impairment.
●	Increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position, loan and deposit products;
●	Changes in consumer spending, borrowing and savings habits.
●	Resource availability to address changes in laws, rules, or regulations or to respond to regulatory actions.
●	Our ability to pay dividends on common stock.
●	Quality and composition of our securities portfolio and adverse changes in securities markets.
●	Inability of key third-party providers to fulfill obligations.
●	Changes in accounting policies and practices.
●	The potential imposition of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
●	Effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events; and
●	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND MARCH 31, 2024

	December 31,	March 31,
(In thousands, except share and per share data) (Unaudited)	2024	2024
ASSETS
Cash and cash equivalents (including interest earning deposits in other banks of $12,573 and $12,164)	$25,348	$23,642
Investment securities:
Available for sale, at estimated fair value	124,874	143,196
Held to maturity, at amortized cost (estimated fair value of $180,474 and $195,519)	212,295	229,510
Loans receivable (net of allowance for credit losses of $15,352 and $15,364)	1,029,757	1,008,649
Prepaid expenses and other assets	12,945	14,469
Accrued interest receivable	4,639	4,415
Federal Home Loan Bank (“FHLB”) stock, at cost	4,742	4,927
Premises and equipment, net	22,731	21,718
Financing lease right-of-use ("ROU") assets	1,144	1,202
Deferred income taxes, net	9,471	9,778
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	196	271
Bank owned life insurance ("BOLI")	33,391	32,676
TOTAL ASSETS	$1,508,609	$1,521,529

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,219,002	$1,231,679
Accrued expenses and other liabilities	17,634	16,205
Advance payments by borrowers for taxes and insurance	317	581
FHLB advances	84,200	88,304
Junior subordinated debentures	27,069	27,004
Finance lease liability	2,117	2,168
Total liabilities	1,350,339	1,365,941

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
December 31, 2024 – 21,134,758 shares issued and outstanding	209	211
March 31, 2024 – 21,111,043 shares issued and outstanding
Additional paid-in capital	54,227	55,005
Retained earnings	118,988	116,499
Accumulated other comprehensive loss	(15,154)	(16,127)
Total shareholders' equity	158,270	155,588
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,508,609	$1,521,529

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except share and per share data) (Unaudited)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$13,201	$11,645	$37,936	$34,288
Interest on investment securities – taxable	1,589	2,231	5,435	6,826
Interest on investment securities – nontaxable	65	65	195	196
Other interest and dividends	272	331	902	954
Total interest and dividend income	15,127	14,272	44,468	42,264

INTEREST EXPENSE:
Interest on deposits	4,101	2,059	11,403	5,264
Interest on borrowings	1,638	2,889	5,914	7,466
Total interest expense	5,739	4,948	17,317	12,730
Net interest income	9,388	9,324	27,151	29,534
Provision for credit losses		—	100	—
Net interest income after provision for credit losses	9,388	9,324	27,051	29,534

NON-INTEREST INCOME:
Fees and service charges	1,492	1,533	4,556	4,871
Asset management fees	1,443	1,266	4,434	3,920
Income from BOLI	225	211	715	669
Other, net	181	46	844	288
Total non-interest income, net	3,341	3,056	10,549	9,748

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,471	6,091	19,336	17,979
Occupancy and depreciation	1,871	1,698	5,687	4,930
Data processing	743	712	2,202	2,096
Amortization of CDI	25	27	75	81
Advertising and marketing	317	282	994	950
FDIC insurance premium	174	178	518	530
State and local taxes	327	355	777	814
Telecommunications	54	56	153	161
Professional fees	429	353	1,223	961
Other	743	799	1,859	2,116
Total non-interest expense	11,154	10,551	32,824	30,618

INCOME BEFORE INCOME TAXES	1,575	1,829	4,776	8,664
PROVISION FOR INCOME TAXES	343	377	1,021	1,897
NET INCOME	$1,232	$1,452	$3,755	$6,767

Earnings per common share:
Basic	$0.06	$0.07	$0.18	$0.32
Diluted	0.06	0.07	0.18	0.32
Weighted average number of common shares outstanding:
Basic	21,037,246	21,113,464	21,081,851	21,146,888
Diluted	21,037,246	21,113,464	21,081,851	21,148,679

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands) (Unaudited)	2024	2023	2024	2023

Net income	$1,232	$1,452	$3,755	$6,767

Other comprehensive income (loss):
Net unrealized holding gains (losses) from available for sale investment securities arising during the period, net of tax (expense) benefit of $783, ($1,968), ($307) and ($270), respectively	(2,481)	6,236	973	855
Total comprehensive income (loss), net	$(1,249)	$7,688	$4,728	$7,622

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Loss	Total
	Shares	Amount

For the three months ended December 31, 2023

Balance October 1, 2023	21,125,889	$211	$54,963	$120,556	$(23,691)	$152,039

Net income	—	—	—	1,452	—	1,452
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,274)	—	(1,274)
Restricted stock grants and forfeited, net	(14,846)	—	—	—	—	—
Stock-based compensation, net	—	—	19	—	—	19
Other comprehensive income, net	—	—	—	—	6,236	6,236
Balance December 31, 2023	21,111,043	$211	$54,982	$120,734	$(17,455)	$158,472

For the nine months ended December 31, 2023

Balance April 1, 2023	21,221,960	$212	$55,511	$117,826	$(18,310)	$155,239

Adjustment to retained earnings, net of tax; adoption of ASU 2016-13	—	—	—	(53)	—	(53)
Net income	—	—	—	6,767	—	6,767
Cash dividends on common stock ($0.18 per share)	—	—	—	(3,806)	—	(3,806)
Exercise of stock options	12,799	—	36	—	—	36
Stock repurchased	(109,162)	(1)	(576)	—	—	(577)
Restricted stock grants and forfeited, net	(14,554)	—	—	—	—	—
Stock-based compensation, net	—	—	11	—	—	11
Other comprehensive income, net	—	—	—	—	855	855
Balance December 31, 2023	21,111,043	$211	$54,982	$120,734	$(17,455)	$158,472

For the three months ended December 31, 2024

Balance October 1, 2024	21,096,968	$211	$55,057	$118,179	$(12,673)	$160,774

Net income	—	—	—	1,232	—	1,232
Cash dividends on common stock ($0.02 per share)	—	—	—	(423)	—	(423)
Stock repurchased	(200,073)	(2)	(1,094)	—	—	(1,096)
Restricted stock grants and forfeited, net	237,863	—	—	—	—	—
Stock-based compensation, net	—	—	264	—	—	264
Other comprehensive loss, net	—	—	—	—	(2,481)	(2,481)
Balance December 31, 2024	21,134,758	$209	$54,227	$118,988	$(15,154)	$158,270

For the nine months ended December 31, 2024

Balance April 1, 2024	21,111,043	$211	$55,005	$116,499	$(16,127)	$155,588

Net income	—	—	—	3,755	—	3,755
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,266)	—	(1,266)
Stock repurchased	(200,073)	(2)	(1,094)	—	—	(1,096)
Restricted stock grants and forfeited, net	223,788	—	—	—	—	—
Stock-based compensation, net	—	—	316	—	—	316
Other comprehensive income, net	—	—	—	—	973	973
Balance December 31, 2024	21,134,758	$209	$54,227	$118,988	$(15,154)	$158,270

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(In thousands) (Unaudited)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,755	$6,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,444	1,934
Purchased loans amortization, net	62	92
Provision for credit losses	100	—
Stock-based compensation expense	316	11
Increase (decrease) in deferred loan origination fees, net of amortization	(444)	326
Income from BOLI	(715)	(669)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	773	1,577
Accrued interest receivable	(224)	(458)
Accrued expenses and other liabilities	2,342	11,041
Net cash provided by operating activities	8,409	20,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(4,011)	(2,093)
Purchases of loans receivable	(16,815)	(7,658)
Principal repayments on investment securities available for sale	6,236	13,229
Proceeds from calls and maturities of investment securities available for sale	19,230	3,016
Principal repayments on investment securities held to maturity	10,918	10,867
Proceeds from sale of shares in trading asset - VISA stock	392	—
Purchases of premises and equipment and capitalized software	(2,621)	(3,812)
Redemption of certificates of deposit held for investment	—	249
Sale (purchase) of FHLB stock, net	185	(1,159)
Proceeds from sales of premises and equipment	86	—
Net cash provided by investing activities	13,600	12,639

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(12,677)	(46,325)
Dividends paid	(2,111)	(3,814)
Proceeds from borrowings	472,700	465,480
Repayment of borrowings	(476,804)	(432,180)
Net decrease in advance payments by borrowers for taxes and insurance	(264)	(326)
Principal payments on finance lease liability	(51)	(45)
Proceeds from exercise of stock options	—	36
Repurchase of common stock	(1,096)	(577)
Net cash used in financing activities	(20,303)	(17,751)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,706	15,509
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,642	22,044
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,348	$37,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,200	$12,205
Income taxes	73	1,620

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$423	$1,267
Net unrealized holding gains from available for sale investment securities	1,280	1,125
Income tax effect related to other comprehensive income (loss)	(307)	(270)
Adjustment to retained earnings, net of deferred tax; - adoption of ASU 2016-13	—	(53)
Conversion of shares in trading asset - VISA stock	392	—

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2024 (“2024 Form 10-K”). The unaudited consolidated results of operations for the nine months ended December 31, 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2025.

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

3.      STOCK PLANS AND STOCK-BASED COMPENSATION

Stock Option Plans - In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective in July 2003 and expired in July 2013. Accordingly, no further option awards may be granted under the 2003 Plan. Further, no options granted under the 2003 plan remain outstanding as of December 31, 2024, with all such awards having been either previously exercised or forfeited.  Each option granted under the 2003 Plan had an exercise price equal to the fair value of the Company’s common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. At December 31, 2024, there were 1,308,215 shares available for grant under the 2017 Plan. The 2003 Plan and the 2017 Plan are collectively referred to as “the Stock Option Plans”.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, considering the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Stock Option Plan during the nine months ended December 31, 2024 and 2023.

As of December 31, 2024, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the nine months ended December 31, 2024 and 2023 under the Stock Option Plans.

There was no activity related to stock options for the nine months ended December 31, 2024. The following table presents the activity related to stock options under the Stock Option Plans for the nine months ended December 31, 2023:

	Nine Months Ended December 31,
	2023
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, beginning of period	14,310	$2.78
Options exercised	(12,799)	2.78
Options expired	(1,511)	2.78
Balance, end of period	—	$—

There were no stock options outstanding as of December 31, 2024 and 2023.

There was no intrinsic value of stock options exercised for the nine months ended December 31, 2024. The total intrinsic value of stock options exercised was $28,000 for the nine months ended December 31, 2023, under the Stock Option Plans.

The Company may grant restricted stock pursuant to the 2017 Plan of which vesting can either be time based or performance based. Performance based awards are subject to attaining certain performance metrics and all, or a portion of, the performance based awards can subsequently be cancelled for not attaining the predetermined performance metrics. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period. Stock-based compensation related to restricted stock grants was $264,000 and $19,000 for the three months ended December 31, 2024 and 2023, respectively. Stock-based compensation related to restricted stock grants was $316,000 and $11,000 for the nine months ended December 31, 2024 and 2023, respectively. The increase in the stock-based compensation expense was due to there being no net restricted stock forfeitures for the three and nine months ended December 31, 2024 compared to the reversal of stock-based compensation expense related to restricted stock forfeited for the three and nine months ended December 31,2023 totaling $26,000 and $238,000, respectively. The unrecognized stock-based compensation related to restricted stock was $1.2 million and $267,000 at December 31, 2024 and 2023, respectively. The weighted average vesting period for the restricted stock was 2.68 years and 1.51 years at December 31, 2024 and 2023, respectively.

A summary of changes in nonvested restricted stock awards for the periods shown:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Nine Months Ended December 31, 2024	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	15,779	$5.72	63,397	$5.68	79,176	$5.69
Granted	147,462	5.76	90,401	5.76	237,863	5.76
Forfeited	—	—	(14,075)	5.21	(14,075)	5.21
Vested	(7,281)	6.08	(16,393)	6.73	(23,674)	6.53
Balance, end of period	155,960	$5.74	123,330	$5.65	279,290	$5.70

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Nine Months Ended December 31, 2023	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	29,977	$6.14	132,645	$6.05	162,622	$6.07
Granted	19,926	5.21	84,040	5.21	103,966	5.21
Forfeited	(19,006)	5.81	(99,514)	5.94	(118,520)	5.92
Vested	(15,118)	5.77	(53,774)	5.38	(68,892)	5.47
Balance, end of period	15,779	$5.72	63,397	$5.68	79,176	$5.69

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the nine months ended December 31, 2024 and 2023, there were no stock options excluded in computing diluted EPS.

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

On September 25, 2024, the Company’s Board of Directors adopted a stock repurchase program (the “September 2024 repurchase program”).  Under the September 2024 repurchase program, the Company may repurchase up to $2.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions.  The repurchase program will continue until the earlier of the completion of the repurchase or 12 months after the effective date of October 29, 2024, depending on market conditions.  As of December 31, 2024, the Company had repurchased 200,073 shares at a total cost of $1.1 million under the September 2024 repurchase program at an average price of $5.43 per share.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
(Dollars and share data in thousands, except per share data)
Basic EPS computation:
Numerator-net income	$1,232	$1,452	$3,755	$6,767
Denominator-weighted average common shares outstanding	21,037	21,113	21,082	21,147
Basic EPS	$0.06	$0.07	$0.18	$0.32
Diluted EPS computation:
Numerator-net income	$1,232	$1,452	$3,755	$6,767
Denominator-weighted average common shares outstanding	21,037	21,113	21,082	21,147
Effect of dilutive stock options	—	—	—	2
Weighted average common shares and common stock equivalents	21,037	21,113	21,082	21,149
Diluted EPS	$0.06	$0.07	$0.18	$0.32

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2024
Available for sale:
Municipal securities	$37,329	$1	$(6,794)	$30,536
Agency securities	38,937	—	(3,352)	35,585
Real estate mortgage investment conduits (1)	29,261	—	(5,658)	23,603
Residential mortgage-backed securities (1)	11,422	12	(751)	10,683
Other mortgage-backed securities (2)	27,865	4	(3,402)	24,467
Total available for sale	$144,814	$17	$(19,957)	$124,874

Held to maturity:
Municipal securities	$10,302	$—	$(2,945)	$7,357
Agency securities	48,253	—	(3,368)	44,885
Real estate mortgage investment conduits (1)	29,249	—	(4,786)	24,463
Residential mortgage-backed securities (1)	104,314	—	(17,686)	86,628
Other mortgage-backed securities (3)	20,177	—	(3,036)	17,141
Total held to maturity	$212,295	$—	$(31,821)	$180,474

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2024
Available for sale:
Municipal securities	$41,657	$20	$(6,541)	$35,136
Agency securities	47,818	—	(4,241)	43,577
Real estate mortgage investment conduits (1)	31,424	—	(5,759)	25,665
Residential mortgage-backed securities (1)	13,519	3	(971)	12,551
Other mortgage-backed securities (2)	29,998	3	(3,734)	26,267
Total available for sale	$164,416	$26	$(21,246)	$143,196

Held to maturity:
Municipal securities	$10,321	$—	$(2,789)	$7,532
Agency securities	54,123	—	(4,522)	49,601
Real estate mortgage investment conduits (1)	31,752	—	(5,171)	26,581
Residential mortgage-backed securities (1)	112,834	—	(18,196)	94,638
Other mortgage-backed securities (3)	20,480	—	(3,313)	17,167
Total held to maturity	$229,510	$—	$(33,991)	$195,519

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.
(3)	Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of December 31, 2024 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$6,263	$6,255	$14,995	$14,841
Due after one year through five years	44,284	40,044	30,353	28,149
Due after five years through ten years	34,347	29,492	21,274	18,007
Due after ten years	59,920	49,083	145,673	119,477
Total	$144,814	$124,874	$212,295	$180,474

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

The gross unrealized losses and the fair value of securities available-for-sale and held to maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position were as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$—	$—	$29,365	$(6,794)	$29,365	$(6,794)
Agency securities	—	—	35,585	(3,352)	35,585	(3,352)
Real estate mortgage investment conduits (1)	—	—	23,603	(5,658)	23,603	(5,658)
Residential mortgage-backed securities (1)	—	—	10,005	(751)	10,005	(751)
Other mortgage-backed securities (2)	470	(3)	23,729	(3,399)	24,199	(3,402)
Total available for sale	$470	$(3)	$122,287	$(19,954)	$122,757	$(19,957)

Held to maturity:
Municipal securities	$—	$—	$7,357	$(2,945)	$7,357	$(2,945)
Agency securities	—	—	44,885	(3,368)	44,885	(3,368)
Real estate mortgage investment conduits (1)	—	—	24,463	(4,786)	24,463	(4,786)
Residential mortgage-backed securities (1)	—	—	86,628	(17,686)	86,628	(17,686)
Other mortgage-backed securities (3)	—	—	17,141	(3,036)	17,141	(3,036)
Total held to maturity	$—	$—	$180,474	$(31,821)	$180,474	$(31,821)

March 31, 2024

Available for sale:
Municipal securities	$—	$—	$32,748	$(6,541)	$32,748	$(6,541)
Agency securities	—	—	43,577	(4,241)	43,577	(4,241)
Real estate mortgage investment conduits (1)	—	—	25,665	(5,759)	25,665	(5,759)
Residential mortgage-backed securities (1)	—	—	12,073	(971)	12,073	(971)
Other mortgage-backed securities (2)	534	(1)	25,403	(3,733)	25,937	(3,734)
Total available for sale	$534	$(1)	$139,466	$(21,245)	$140,000	$(21,246)

Held to maturity:
Municipal securities	$—	$—	$7,532	$(2,789)	$7,532	$(2,789)
Agency securities	—	—	49,601	(4,522)	49,601	(4,522)
Real estate mortgage investment conduits (1)	—	—	26,581	(5,171)	26,581	(5,171)
Residential mortgage-backed securities (1)	—	—	94,638	(18,196)	94,638	(18,196)
Other mortgage-backed securities (3)	—	—	17,167	(3,313)	17,167	(3,313)
Total held to maturity	$—	$—	$195,519	$(33,991)	$195,519	$(33,991)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.
(3)	Comprised of FHLMC and FNMA issued securities.

Allowance for Credit Losses (“ACL”) on Available-for-Sale Debt Securities – Each reporting period, the Company assesses each available for sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on available for sale debt securities at December 31, 2024. As of December 31, 2024, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

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

ACL on Held to Maturity Debt Securities – The Company separately evaluates its held to maturity debt securities for any credit losses based on probability of default and loss given default utilizing historical industry data based on investment category. The probability of default and loss given default are incorporated into the present value of expected cash flows and compared against amortized cost. The Company did not record an ACL on held to maturity debt securities at December 31, 2024 as the impact was insignificant.

The Company had no sales and realized no gains or losses on sales of investment securities for the nine months ended December 31, 2024 and 2023. Investment securities available for sale with an amortized cost of $2.2 million and $2.6 million and an estimated fair value of $2.0 million and $2.4 million at December 31, 2024 and March 31, 2024, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $10.5 million and $11.2 million and a fair value of $8.6 million and $9.3 million at December 31, 2024 and March 31, 2024, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $143.4 million and $151.2 million and a fair value of $119.6 million and $126.1 million at December 31, 2024 and March 31, 2024, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

6.      LOANS AND ALLOWANCE FOR CREDIT LOSSES FOR LOANS

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. Deferred loan fees totaled $4.2 million and $4.7 million at December 31, 2024 and March 31, 2024, respectively. Loans receivable discounts and premiums totaled $1.2 million and $1.8 million, respectively, at December 31, 2024, compared to $1.3 million and $1.9 million, respectively, at March 31, 2024. Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31,	March 31,
	2024	2024
Commercial and construction
Commercial business	$224,506	$229,404
Commercial real estate	574,496	583,501
Land	4,062	5,693
Multi-family	78,822	70,771
Real estate construction	49,956	36,538
Total commercial and construction	931,842	925,907

Consumer
Real estate one-to-four family	97,760	96,366
Other installment	15,507	1,740
Total consumer	113,267	98,106

Total loans	1,045,109	1,024,013

Less: ACL for loans	15,352	15,364
Loans receivable, net	$1,029,757	$1,008,649

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2024, loans carried at $738.8 million were pledged as collateral to the FHLB of Des Moines and FRB pursuant to borrowing agreements.

Substantially all the Company’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of December 31, 2024 and March 31, 2024, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

There were no loans modified related to borrowers experiencing financial difficulty during the three months ended December 31, 2024. There were no loans past due at December 31, 2024 that had been modified in the previous 12 months.

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

The following table sets forth the Company’s loan portfolio at December 31, 2024 and March 31, 2024 by risk attribute and year of origination as well as current period gross charge-offs (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$7,714	$20,332	$57,278	$79,864	$21,697	$25,379	$7,536	$219,800
Special Mention	2,077	—	—	613	519	806	649	4,664
Substandard	—	—	—	—	—	42	—	42
Total commercial business	$9,791	$20,332	$57,278	$80,477	$22,216	$26,227	$8,185	$224,506
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$20,427	$37,573	$60,894	$142,028	$87,473	$180,602	$—	$528,997
Special Mention	4,489	3,166	3,668	2,698	—	31,385	—	45,406
Substandard	—	30	—	—	—	63	—	93
Total commercial real estate	$24,916	$40,769	$64,562	$144,726	$87,473	$212,050	$—	$574,496
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$80	$80

Land
Risk rating
Pass	$619	$—	$2,597	$86	$—	$479	$281	$4,062
Total land	$619	$—	$2,597	$86	$—	$479	$281	$4,062
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$711	$953	$26,020	$36,040	$4,289	$10,383	$—	$78,396
Special Mention	—	—	184	—	18	166	—	368
Substandard	—	—	—	—	—	58	—	58
Total multi-family	$711	$953	$26,204	$36,040	$4,307	$10,607	$—	$78,822
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$10,901	$27,530	$3,442	$8,083	$—	$—	$—	$49,956
Total real estate construction	$10,901	$27,530	$3,442	$8,083	$—	$—	$—	$49,956
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$10	$—	$—	$59,305	$4,072	$17,482	$16,859	$97,728
Substandard	—	—	—	—	—	32	—	32
Total real estate one-to-four family	$10	$—	$—	$59,305	$4,072	$17,514	$16,859	$97,760
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$11	$11

Other installment
Risk rating
Pass	$13,928	$606	$376	$118	$53	$10	$416	$15,507
Total other installment	$13,928	$606	$376	$118	$53	$10	$416	$15,507
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$26	$26

Total loans receivable, gross
Risk rating
Pass	$54,310	$86,994	$150,607	$325,524	$117,584	$234,335	$25,092	$994,446
Special Mention	6,566	3,166	3,852	3,311	537	32,357	649	50,438
Substandard	—	30	—	—	—	195	—	225
Total loans receivable, gross	$60,876	$90,190	$154,459	$328,835	$118,121	$266,887	$25,741	$1,045,109
Total current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$117	$117

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2024	2023	2022	2021	2020	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$14,126	$63,838	$85,131	$28,119	$16,945	$12,411	$4,827	$225,397
Special Mention	—	—	733	—	486	232	2,498	3,949
Substandard	—	—	—	—	—	58	—	58
Total commercial business	$14,126	$63,838	$85,864	$28,119	$17,431	$12,701	$7,325	$229,404
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$36,116	$66,847	$147,015	$89,662	$53,424	$158,311	$—	$551,375
Special Mention	—	3,752	897	—	—	26,878	—	31,527
Substandard	520	—	—	—	—	79	—	599
Total commercial real estate	$36,636	$70,599	$147,912	$89,662	$53,424	$185,268	$—	$583,501
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land
Risk rating
Pass	$2,361	$2,340	$94	$—	$106	$437	$—	$5,338
Special Mention	—	355	—	—	—	—	—	355
Total land	$2,361	$2,695	$94	$—	$106	$437	$—	$5,693
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$970	$21,643	$32,003	$4,841	$8,788	$2,429	$—	$70,674
Special Mention	—	—	—	—	35	32	—	67
Substandard	—	—	—	—	—	30	—	30
Total multi-family	$970	$21,643	$32,003	$4,841	$8,823	$2,491	$—	$70,771
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2024	2023	2022	2021	2020	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$13,320	$10,078	$12,346	$—	$—	$—	$—	$35,744
Special Mention	794	—	—	—	—	—	—	794
Total real estate construction	$14,114	$10,078	$12,346	$—	$—	$—	$—	$36,538
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$60,447	$4,164	$4,364	$14,756	$12,599	$96,330
Substandard	—	—	—	—	—	36	—	36
Total real estate one-to-four family	$—	$—	$60,447	$4,164	$4,364	$14,792	$12,599	$96,366
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Risk rating
Pass	$418	$555	$198	$75	$27	$8	$459	$1,740
Total other installment	$418	$555	$198	$75	$27	$8	$459	$1,740
Current YTD gross charge-offs	$—	$11	$—	$—	$—	$2	$—	$13

Total loans receivable, gross
Risk rating
Pass	$67,311	$165,301	$337,234	$126,861	$83,654	$188,352	$17,885	$986,598
Special Mention	794	4,107	1,630	—	521	27,142	2,498	36,692
Substandard	520	—	—	—	—	203	—	723
Total loans receivable, gross	$68,625	$169,408	$338,864	$126,861	$84,175	$215,697	$20,383	$1,024,013
Total current YTD gross charge-offs	$—	$11	$—	$—	$—	$2	$—	$13

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

The following tables detail activity in the ACL for loans at or for the three and nine months ended December 31, 2024 and December 31, 2023, by loan category (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
December 31, 2024	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total

Beginning balance	$5,118	$7,137	$139	$354	$925	$1,793	$—	$15,466
(Recapture of) provision for credit losses	16	162	(67)	11	(96)	(26)	—	—
Charge-offs	—	(80)	—	—	—	(36)	—	(116)
Recoveries	—	—	—	—	—	2	—	2
Ending balance	$5,134	$7,219	$72	$365	$829	$1,733	$—	$15,352

Nine months ended
December 31, 2024

Beginning balance	$5,280	$7,391	$106	$367	$636	$1,584	$—	$15,364
Provision for (recapture of) credit losses	(146)	(92)	(34)	(2)	193	181	—	100
Charge-offs	—	(80)	—	—	—	(37)	—	(117)
Recoveries	—	—	—	—	—	5	—	5
Ending balance	$5,134	$7,219	$72	$365	$829	$1,733	$—	$15,352

Three months ended
December 31, 2023

Beginning balance	$5,339	$7,138	$112	$293	$860	$1,604	$—	$15,346
Provision for (recapture of) credit losses	(74)	141	45	41	(129)	(24)	—	—
Charge-offs	—	—	—	—	—	(2)	—	(2)
Recoveries	—	—	—	—	—	17	—	17
Ending balance	$5,265	$7,279	$157	$334	$731	$1,595	$—	$15,361

Nine months ended
December 31, 2023

Beginning balance	$3,123	$8,894	$93	$798	$764	$1,127	$510	$15,309
Impact of adopting CECL (ASU 2016-13)	1,884	(1,494)	40	(492)	131	483	(510)	42
Provision for (recapture of) loan losses	258	(121)	24	28	(164)	(25)	—	—
Charge-offs	—	—	—	—	—	(13)	—	(13)
Recoveries	—	—	—	—	—	23	—	23
Ending balance	$5,265	$7,279	$157	$334	$731	$1,595	$—	$15,361

Non-accrual loans: Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $30,000 and $8,000 for the nine months ended December 31, 2024 and 2023, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
December 31, 2024	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$2,455	$301	$43	$2,799	$221,707	$224,506
Commercial real estate	—	—	93	93	574,403	574,496
Land	—	—	—	—	4,062	4,062
Multi-family	—	—	—	—	78,822	78,822
Real estate construction	2,122	—	—	2,122	47,834	49,956
Consumer	981	—	32	1,013	112,254	113,267
Total	$5,558	$301	$168	$6,027	$1,039,082	$1,045,109

March 31, 2024

Commercial business	$1,778	$5	$58	$1,841	$227,563	$229,404
Commercial real estate	—	—	79	79	583,422	583,501
Land	—	—	—	—	5,693	5,693
Multi-family	—	—	—	—	70,771	70,771
Real estate construction	—	—	—	—	36,538	36,538
Consumer	1	—	36	37	98,069	98,106
Total	$1,779	$5	$173	$1,957	$1,022,056	$1,024,013

The increase in the 30-89 days past due loans was primarily related to one commercial construction loan which is in the process of being renewed and one consumer loan which is progressing through the probate process. Included in the 30-89 days past due loans at December 31, 2024 and March 31, 2024 are $2.5 million and $1.8 million, respectively, of fully guaranteed SBA or United States Department of Agriculture (“USDA”) loans. These government guaranteed loans are classified as pass rated loans and are not considered to be either nonaccrual or classified loans because based on the guarantee, the Company expects to receive all principal and interest according to the contractual terms of the loan agreement and there are no well-defined weaknesses or risk of loss. As a result, these loans were omitted from the required calculation of the ACL for loans. Interest income foregone on non-accrual loans was $30,000 and $10,000 for the nine months ended December 31, 2024 and the year ended March 31, 2024, respectively. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at December 31, 2024 and March 31, 2024 – Asset Quality, discussed below.

At December 31, 2024, the Company had $105,000 of non-accrual loans with no ACL and $63,000 of non-accrual loans with an ACL of $1,000. The amortized cost of collateral dependent loans as of December 31, 2024, were $42,000 and $63,000 for commercial business and commercial real estate, respectively.

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

The Company performed an impairment assessment as of October 31, 2024 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods. The Company completed a qualitative assessment of goodwill as of December 31, 2024, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date.

8.      FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	December 31, 2024	March 31, 2024
FHLB advances	$84,200	$88,304
Weighted average interest rate on FHLB advances (1)	5.32%	5.40%

(1) Computed based on the borrowing activity for the nine months ended December 31, 2024 and the fiscal year ended March 31, 2024, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At December 31, 2024, based on collateral values, the Bank had additional borrowing capacity of $164.4 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At December 31, 2024, loans carried at $455.4 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, which totaled $27.1 million and $27.0 million at December 31, 2024 and March 31, 2024, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both December 31, 2024 and March 31, 2024, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at December 31, 2024 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	5.98%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	5.97%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	7.69%	6/2033
		27,836
Fair value adjustment (4)		(767)
Total Debentures		$27,069

(1)	The trust preferred securities reprice quarterly based on the three-month Chicago Mercantile Exchange (“CME”) Term SOFR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$30,536	$—	$30,536	$—
Agency securities	35,585	—	35,585	—
Real estate mortgage investment conduits	23,603	—	23,603	—
Residential mortgage-backed securities	10,683	—	10,683	—
Other mortgage-backed securities	24,467	—	24,467	—
Total assets measured at fair value on a recurring basis	$124,874	$—	$124,874	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2024	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$35,136	$—	$35,136	$—
Agency securities	43,577	—	43,577	—
Real estate mortgage investment conduits	25,665	—	25,665	—
Residential mortgage-backed securities	12,551	—	12,551	—
Other mortgage-backed securities	26,267	—	26,267	—
Total assets measured at fair value on a recurring basis	$143,196	$—	$143,196	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 for both the nine months ended December 31, 2024 and the year ended March 31, 2024.

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

There were no assets measured at estimated fair value on a nonrecurring basis at either December 31, 2024 or March 31, 2024.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
December 31, 2024	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$25,348	$25,348	$—	$—	$25,348
Investment securities available for sale	124,874	—	124,874	—	124,874
Investment securities held to maturity	212,295	—	180,474	—	180,474
Loans receivable, net	1,029,757	—	—	928,326	928,326
FHLB stock	4,742	—	4,742	—	4,742

Liabilities:
Certificates of deposit	242,095	—	240,968	—	240,968
FHLB advances	84,200	—	84,006	—	84,006
Junior subordinated debentures	27,069	—	—	19,952	19,952

	Carrying				Estimated
March 31, 2024	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$23,642	$23,642	$—	$—	$23,642
Investment securities available for sale	143,196	—	143,196	—	143,196
Investment securities held to maturity	229,510	—	195,519	—	195,519
Loans receivable, net	1,008,649	—	—	909,254	909,254
FHLB stock	4,927	—	4,927	—	4,927

Liabilities:
Certificates of deposit	190,972	—	188,972	—	188,972
FHLB advances	88,304	—	88,101	—	88,101
Junior subordinated debentures	27,004	—	—	19,327	19,327

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

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. The amendments in this ASU require disclosure, in notes to the financial statements, of specified information about certain costs and expenses. In conjunction with recent standards that enhanced the disaggregation of revenue and income tax information, the disaggregated expense information will enable investors to better understand the major components of an entity's income statement. The new standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of the ASU to have a material impact on its business operations or the Company's consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement (Subtopic 220-40): Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Clarifying the Effective Date. The amendments in this ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2025-01 is permitted.

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from customers are generally collected at the time services are rendered, monthly, or quarterly. For contracts with customers within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is generally the principal in these contracts, except for interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur monthly, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer. For the nine months ended December 31, 2024 and 2023, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Asset management fees	$1,443	$1,266	$4,434	$3,920
Debit card and ATM fees	764	808	2,386	2,500
Deposit related fees	484	465	1,394	1,374
Loan related fees	101	99	276	471
Income from BOLI (1)	225	211	715	669
FHLMC loan servicing fees (1)	18	21	57	64
Other, net	306	186	1,287	750
Total non-interest income, net	$3,341	$3,056	$10,549	$9,748

(1)	Not within scope of ASC 606

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

Contract Balances

As of December 31, 2024, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of December 31, 2024 and 2023.

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

Significant off-balance sheet commitments at December 31, 2024 are listed below (in thousands):

Contract or Notional
Amount
December 31,
2024
Commitments to extend credit:
Adjustable-rate	$3,000
Fixed-rate	—
Standby letters of credit	1,600
Undisbursed loan funds and unused lines of credit	101,996
Total	$106,596

Other contractual obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2024, loans under warranty totaled $28.9 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At December 31, 2024, the Company had an ACL for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company did not incur any losses related to public depository funds for the nine months ended December 31, 2024 and 2023.

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

The Company was involved in litigation with a former business client concerning real estate investments offered by a business owned by that client. In May 2023, the parties participated in mediation, after which a stay of proceedings was issued to facilitate continued settlement discussions. As of March 31, 2024, based on available information, including the likelihood of a proposed global settlement, management determined that a loss was probable and could be reasonably estimated. Consequently, the Company recorded a $2.3 million expense in other non-interest expense for the three months ended March 31, 2024. This amount reflected the Company’s estimate of litigation costs exceeding its insurance coverage. The settlement was subsequently approved by all relevant courts in July 2024 and the final settlement payment of $2.3 million was made in August 2024, fully releasing the Company from all claims related to the litigation. Since the final settlement payment, the Company received approximately $669,000 in legal expense recovery related to the settled litigation matter of which approximately $583,000 was recorded in non-interest income and $86,000 was recorded as a recovery of legal expenses through the line item of professional fees in non-interest expense.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheets at the dates indicated (in thousands):

	December 31,		March 31,		Classification in the
Leases	2024		2024		consolidated balance sheets
Finance lease ROU assets	$1,144		$1,202		Financing lease ROU assets
Finance lease liability	$2,117		$2,168		Finance lease liability
Finance lease remaining lease term	14.92	years	15.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$4,508		$5,479		Prepaid expenses and other assets
Operating lease liabilities	$4,746		$5,780		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	4.86	years	5.34	years
Operating lease weighted-average discount rate	1.68%		1.74%

The table below presents certain information related to the lease costs for financing and operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended
Lease Costs	December 31, 2024	December 31, 2023
Finance lease amortization of ROU asset	$19	$20
Finance lease interest on lease liability	38	39
Operating lease costs	283	283
Variable lease costs	—	53
Total lease cost (1)	$340	$395

	Nine months ended	Nine months ended
Lease Costs	December 31, 2024	December 31, 2023
Finance lease amortization of ROU asset	$58	$58
Finance lease interest on lease liability	115	119
Operating lease costs	849	849
Variable lease costs	105	157
Total lease cost (1)	$1,127	$1,183

(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $293,000 and $988,000 for the three and nine months ended December 31, 2024, respectively, compared to $343,000 and $1.0 million for the three and nine months ended December 31, 2023, respectively. During the three and nine months ended December 31, 2024 and 2023, the Company did not record any operating lease ROU assets that were exchanged for operating lease liabilities.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of December 31, 2024 (in thousands):

Fiscal Year Ending March 31:	Operating	Finance
	Leases	Lease
Remainder of 2025	$294	$57
2026	1,125	226
2027	1,116	230
2028	899	232
2029	684	232
Thereafter	947	2,479
Total minimum lease payments	5,065	3,456
Less: amount of lease payments representing interest	(319)	(1,339)
Lease liabilities	$4,746	$2,117

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

Executive Overview

As a progressive, community-oriented financial services business, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. Additionally, the Company, from time to time, will purchase commercial business loans as a way to supplement loan originations and diversify the commercial loan portfolio. These loans are originated by a third-party located outside the Company’s primary market area. The Company also purchases the guaranteed portion of SBA loans to help loan portfolio diversification, supplement loan originations and generate a higher yield than overnight cash investments or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area and are purchased with servicing retained by the seller. The Company’s loans receivable, net, totaled $1.03 billion at December 31, 2024 compared to $1.01 billion at March 31, 2024.

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

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include: Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, TSMC Washington (formerly WaferTech), Barrett Business Services, PeaceHealth and Banfield Pet Hospitals, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area and the Portland metropolitan area are sources of tourism.

Operating Strategy

Fiscal year 2025 marks the 101st anniversary since the Bank began operations in 1923. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area focusing on commercial and real estate construction lending. At December 31, 2024, commercial and real estate construction loans represented 89.2% of total loans compared to 90.4% at March 31, 2024. Commercial lending, including commercial real estate loans, typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio's profitability.

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

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its customers with more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in customer use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and text banking. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $872.6 million and $961.8 million at December 31, 2024 and March 31, 2024, respectively.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Commercial Real Estate Mortgage	Real Estate Construction	Commercial and Construction Total
December 31, 2024

Commercial business	$224,506	$—	$—	$224,506
Commercial construction	—	—	32,442	32,442
Office buildings	—	113,350	—	113,350
Warehouse/industrial	—	108,356	—	108,356
Retail/shopping centers/strip malls	—	89,871	—	89,871
Assisted living facilities	—	363	—	363
Single purpose facilities	—	262,556	—	262,556
Land	—	4,062	—	4,062
Multi-family	—	78,822	—	78,822
One-to-four family construction	—	—	17,514	17,514
Total	$224,506	$657,380	$49,956	$931,842

March 31, 2024

Commercial business	$229,404	$—	$—	$229,404
Commercial construction	—	—	20,388	20,388
Office buildings	—	114,714	—	114,714
Warehouse/industrial	—	106,649	—	106,649
Retail/shopping centers/strip malls	—	89,448	—	89,448
Assisted living facilities	—	378	—	378
Single purpose facilities	—	272,312	—	272,312
Land	—	5,693	—	5,693
Multi-family	—	70,771	—	70,771
One-to-four family construction	—	—	16,150	16,150
Total	$229,404	$659,965	$36,538	$925,907

Comparison of Financial Condition at December 31, 2024 and March 31, 2024

Cash and cash equivalents, including interest-earning deposits in other banks, totaled $25.3 million at December 31, 2024 compared to $23.6 million at March 31, 2024. The Company’s cash balances typically fluctuate based upon funding needs, deposit activity and investment securities activity. Based on the Company’s asset/liability management program and liquidity objectives, the Company may deploy excess cash to purchase investment securities depending on the rate environment and other considerations. As a part of this strategy, the Company may choose to invest in short-term certificates of deposit held for investment, all of which are fully insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Investment securities totaled $337.2 million and $372.7 million at December 31, 2024 and March 31, 2024, respectively. The decrease was due to normal pay downs, calls and maturities. The Company had no sales of investment securities during the nine months ended December 31, 2024. The Company’s investment securities primarily consist of a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At December 31, 2024, the Company determined that none of its investment securities required an allowance for credit losses (“ACL”). For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $1.03 billion at December 31, 2024, compared to $1.01 billion at March 31, 2024, an increase of $21.1 million. The increase was primarily attributable to increases in other installment loans of $13.8 million, real estate construction of $13.4 million and multi-family loans of $8.1 million. These increases were partially offset by decreases in commercial real estate loans of $9.0 million and commercial business loans of $4.9 million.

While the Company no longer originates one-to-four family mortgage loans, it will from time to time, purchase these loans consistent with its asset/liability objectives. Additionally, the Company occasionally purchases commercial business loans and consumer loans to supplement loan originations and diversify the loan portfolio. These purchased loans are originated by third-parties located outside the Company’s primary market area. Purchased commercial business loans at December 31, 2024 totaled $23.8 million compared to $27.2 million at March 31, 2024. Purchased consumer loans at December 31, 2024 totaled $13.9 million compared to none at March 31, 2024. The Company also purchases the guaranteed portion of SBA loans to diversify its loan portfolio, supplement loan originations and generate higher yields than overnight cash investments or short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area and are purchased with servicing retained by the seller. At December 31, 2024, the Company’s purchased SBA loan portfolio was $49.0 million compared to $51.0 million at March 31, 2024.

Deposits decreased $12.7 million to $1.22 billion at December 31, 2024, compared to $1.23 billion at March 31, 2024, attributable to decreases of $36.2 million in non-interest bearing accounts, $31.8 million in interest bearing accounts and $23.5 million in regular savings accounts. These decreases were partially offset by increases in both certificates of deposit and money market accounts of $51.1 and $27.7 million, respectively.  The Company had no wholesale-brokered deposits at December 31, 2024 and March 31, 2024. Core branch deposits accounted for 98.6% of total deposits at December 31, 2024 compared to 98.0% at March 31, 2024. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Accrued expenses and other liabilities increased $1.4 million to $17.6 million at December 31, 2024 compared to $16.2 million at March 31, 2024. The increase was primarily due to an outstanding balance in Trust sweep funds of $5.1 million at December 31, 2024 that were subsequently disbursed the following business day.  This increase was partially offset by decreases of $1.7 million in other accrued expenses and $844,000 in dividends payable.

FHLB advances decreased $4.1 million to $84.2 million at December 31, 2024 compared to $88.3 million at March 31, 2024. FHLB advances at December 31, 2024 were comprised of overnight advances and short term borrowings of $59.2 million and $25.0 million, respectively.  FHLB advances at March 31, 2024 were comprised of overnight advances.  Funds from FHLB advances were primarily utilized to fund loan activity.

Shareholders' equity increased $2.7 million to $158.3 million at December 31, 2024 compared to $155.6 million at March 31, 2024. The increase was mainly attributable to net income of $3.8 million and a decrease in the accumulated other comprehensive loss related to the change in unrealized holding losses on securities available for sale, net of tax, of $1.0 million for the nine months ended December 31, 2024.  These increases were partially offset by the payment of cash dividends totaling $1.3 million and the repurchase of 200,073 shares of common stock totaling $1.1 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of December 31, 2024.

As of December 31, 2024, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital:
(To Risk-Weighted Assets)	$177,521	16.47%	$86,245	8.0%	$107,806	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	164,019	15.21	64,684	6.0	86,245	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	164,019	15.21	48,513	4.5	70,074	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	164,019	10.86	60,407	4.0	75,509	5.0

March 31, 2024
Total Capital:
(To Risk-Weighted Assets)	$173,521	16.32%	$85,080	8.0%	$106,350	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	160,197	15.06	63,810	6.0	85,080	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	160,197	15.06	47,857	4.5	69,127	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	160,197	10.29	62,296	4.0	77,870	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of December 31, 2024, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at December 31, 2024, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the Company’s banking regulators routinely examine the Company’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s consolidated financial statements be adjusted in accordance with their findings. A future examination could include a review of certain transactions or other amounts reported in the Company’s 2025 consolidated financial statements.

Liquidity

Liquidity is essential to the operation of our business. The objectives of the Bank’s liquidity management are to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals, continuing operations, satisfaction other financial commitments, and to take advantage of investment opportunities. During the nine months ended December 31, 2024, the Bank used its sources of funds primarily to fund loan commitments. At December 31, 2024, cash and cash equivalents and available for sale investment securities totaled $150.2 million, or 10.0% of total assets. Management believes that the Company’s security portfolio is of high quality and therefore readily marketable. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At December 31, 2024, the Bank had no outstanding advances from the FRB and maintains a credit facility with the FRB with an available borrowing capacity of $187.2 million, subject to sufficient collateral. At December 31, 2024, the Bank had advances totaling $84.2 million from the FHLB and had an additional borrowing capacity of $164.4 million with the FHLB, subject to sufficient collateral and stock investment. At December 31, 2024, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, historically it has not extensively relied on brokered deposits to fund its operations. At December 31, 2024 and March 31, 2024, the Bank had no wholesale brokered deposits. The Bank also participates in the Certificate of Deposit Account Registry Services (“CDARS”) and Insured Cash Sweep (“ICS”) deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for depositors while obtaining “pass-through” insurance for total deposits. The Bank’s CDARS and ICS balances were $39.6 million, or 3.2% of total deposits at both December 31, 2024 and March 31, 2024. The combination of all the Bank’s funding sources gives the Bank available liquidity of $691.7 million, or 45.9% of total assets at December 31, 2024.

At December 31, 2024, the Company had total commitments of $106.6 million, which includes commitments to extend credit of $3.0 million, unused lines of credit totaling $84.7 million, undisbursed real estate construction loans totaling $17.3 million, and standby letters of credit totaling $1.6 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2024 totaled $235.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan and investment securities maturities of less than one year totaling $45.0 million and $21.1 million, respectively, at December 31, 2024.

The Company incurs capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during the remainder of fiscal 2025 we expect cash expenditures of approximately $267,000 for capital investment in premises and equipment.

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.02 per share, as approved by the Board of Directors, which management believes is a dividend rate per share that will enable the Company to balance multiple objectives of managing and investing in the Bank, and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during fiscal 2025 at this rate of $0.02 per share, average total dividends paid each quarter would be approximately $423,000 based on the number of the Company’s outstanding shares as of December 31, 2024. At December 31, 2024, Riverview Bancorp, Inc. had $6.6 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets were $469,000 or 0.03% of total assets at December 31, 2024, compared to $178,000 or 0.01% of total assets at March 31, 2024. At December 31, 2024, SBA and United States Department of Agriculture (“USDA”) government guaranteed loans that were 90 days or more past due and still accruing interest included in nonperforming assets totaled $301,000 compared to $5,000 at March 31, 2024. The Company expects to receive all principal and interest since the Company purchased the guaranteed portion of these loans which is backed by government guaranteed interest certificates. The Company had no other real estate owned or foreclosed assets at December 31, 2024 or March 31, 2024.

The following table sets forth information regarding the Company’s nonperforming loans, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, at the dates indicated (dollars in thousands):

	December 31, 2024		March 31, 2024
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$43	1	$58
Commercial real estate	2	93	1	79
Consumer	1	32	1	36
Subtotal	4	168	3	173

SBA and USDA Government Guaranteed	1	301	1	5

Total	5	$469	4	$178

The ACL for loans was $15.4 million or 1.47% of total loans at December 31, 2024 and $15.4 million or 1.50% of total loans at March 31, 2024. For the nine months ended December 31, 2024, the Company recorded a provision for credit losses of $100,000 compared to none for the same period in the prior fiscal year. The coverage ratio of the ACL for loans to nonperforming loans was 3273.35% at December 31, 2024 compared to 8631.46% at March 31, 2024. The Company’s general valuation allowance to pooled or “collectively evaluated” loans was 1.47% at December 31, 2024 and 1.50% at March 31, 2024.

Management considers the ACL for loans and unfunded loan commitments to be adequate at December 31, 2024 based on an evaluation of various factors affecting the loan portfolio. The Company believes it has established its current ACL in accordance with GAAP, however, a material increase in the ACL may be required if there is a deterioration in national or local economic conditions (including those driven by inflation or recession), results of regulatory examinations, or other relevant factors. Such an increase could negatively impact the Company’s future financial condition and results of operations. In addition, since future events affecting borrowers and collateral values cannot be predicted with certainty, there is no guarantee that the current ACL will remain adequate. Significant increases in the ACL may be necessary if the quality of loans decline or if collateral values decrease, as discussed elsewhere in this document. For further information regarding the Company’s individually evaluated loans and ACL for loans and unfunded loan commitments, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	December 31, 2024	March 31, 2024

Loans accounted for on a non-accrual basis:
Commercial business	$43	$58
Commercial real estate	93	79
Consumer	32	36
Total	168	173
Accruing loans which are contractually past due 90 days or more (1)	301	5
Total nonperforming loans	469	178
Real estate owned (“REO”)	—	—
Total nonperforming assets	$469	$178

Foregone interest on non-accrual loans (2)	$30	$10

(1)	Consists entirely of SBA and USDA government guaranteed loans.
(2)	Nine months ended December 31, 2024 and year ended March 31, 2024.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
December 31, 2024

Commercial business	$43	$—	$43
Commercial real estate	93	—	93
Consumer	32	—	32
Subtotal	168	—	168

SBA and USDA Government Guaranteed	—	301	301

Total nonperforming assets	$168	$301	$469

March 31, 2024

Commercial business	$58	$—	$58
Commercial real estate	79	—	79
Consumer	36	—	36
Subtotal	173	—	173

SBA and USDA Government Guaranteed	—	5	5

Total nonperforming assets	$173	$5	$178

At December 31, 2024, loans delinquent 30-89 days totaled $5.6 million or 0.53% of total loans, up from $1.8 million or 0.17% of total loans at March 31, 2024. The increase in loans delinquent 30-89 days was primarily attributable to one real estate construction loan totaling $2.1 million and one consumer loan totaling $1.0 million.  At December 31, 2024, CRE loans represented the largest portion of the loan portfolio at 54.97% of total loans and commercial business represented 21.48% of total loans.

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

The Company performed its annual goodwill impairment test as of October 31, 2024. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach, the whole bank transaction approach and the market approach in order to derive an enterprise value of the Company. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

The Company also completed a qualitative assessment of goodwill as of December 31, 2024 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Even though the Company determined that there was no goodwill impairment, a sustained decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts, significant adverse changes in the operating environment for the financial industry or an increase in the value of our assets without an increase in the value of the reporting unit may result in a future impairment charge.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2024 and 2023

Net Income. Net income was $1.2 million, or $0.06 per diluted share, for the three months ended December 31, 2024, compared to $1.5 million, or $0.07 per diluted share for the same period in the prior year.  Net income for the nine months ended December 31, 2024 and 2023 was $3.8 million, or $0.18 per diluted share, and $6.8 million, or $0.32 per diluted share, respectively.  The Company’s net income decreased during both the three and nine month periods ended December 31, 2024, compared to the same periods in the prior year, due primarily to increased interest paid on deposits partially offset by a decrease in interest paid on borrowings.  In addition, net income was also impacted by an increase in non-interest expense of $602,000 and $2.2 million for the three and nine months ended December 31, 2024, partially offset by an increase in non-interest income of $285,000 and $801,000 for the same periods, respectively.

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

Net interest income for the three and nine months ended December 31, 2024 was $9.4 million and $27.2 million, representing an increase of $64,000 and a decrease of $2.4 million, respectively, compared to the three and nine months ended December 31, 2023. Net interest margin for the three and nine months ended December 31, 2024 was 2.60% and 2.51%, respectively, compared to 2.49% and 2.64% for the three and nine months ended December 31, 2023, respectively.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended December 31, 2024 was $15.1 million and $44.5 million, respectively, compared to $14.3 million and $42.3 million for the same periods in the prior year, respectively. The increase for the three and nine months ended December 31, 2024 was primarily due to the increase in interest income on loans receivable of $1.6 million and $3.6 million, respectively, when compared to the three and nine months ended December 31, 2023, which resulted from an increase in the average yield earned on loans and, to a lesser extent, the overall increase in the average balance of net loans.

The average yield on loans increased to 4.97% and 4.83% for the three and nine months ended December 31, 2024, compared to 4.56% and 4.53% for the comparable periods in 2023.  The average yield on mortgage related loans increased to 5.00% and 4.83% for the three and nine months ended December 31, 2024, respectively, compared to 4.57% and 4.51% for the same periods in the prior year, respectively. The average balance of net loans increased to $1.05 billion and $1.04 billion for the three and nine months ended December 31, 2024, respectively, from $1.02 billion and $1.01 billion for the comparable periods in the prior year, respectively.  The average balance of mortgage loans increased $21.9 million and $25.8 million to $787.4 million and $781.4 million for the three and nine months ended December 31, 2024, respectively, from $765.4 million and $755.6 million for the same periods in the prior year.

Interest earned on investment securities decreased $643,000 and $1.4 million for the three and nine months ended December 31, 2024, compared to the same periods in the prior year. The decrease was primarily the result of a decrease in the average balance of investment securities of $93.8 million and $88.8 million to $364.2 million and $377.9 million for the three and nine months ended December 31, 2024, respectively, compared to $458.0 million and $466.7 million for the same periods in the prior year. During the last quarter of fiscal year 2024, the Company restructured a portion of its balance sheet by selling approximately $46.2 million of its lower-yielding available for sale investment securities. The remaining decrease is attributable to normal paydown and maturity activities. The average yield on investment securities was 1.82% and 2.00% for the three and nine months ended December 31, 2024, respectively, compared to 2.01% and 2.02% for the same periods in the prior year.

Interest Expense. Interest expense totaled $5.7 million and $17.3 million for the three and nine months ended December 31, 2024, compared to $4.9 million and $12.7 million for the three and nine months ended December 31, 2023, respectively.  Interest expense on deposits increased $2.0 million and $6.1 million for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year primarily due to the increase in the average rates paid on certificates of deposits, interest checking accounts and money market accounts, and to a lesser extent, the average balance of interest checking accounts. The average rate paid on certificates of deposit increased 97 basis points and 115 basis points to 3.88% and 3.81% for the three and nine months ended December 31, 2024, respectively, compared to the same periods for the prior year. The average balance of certificates of deposit increased $77.2 million and $68.0 million for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year. The average rate paid on interest checking accounts increased 84 basis points and 99 basis points to 0.94% and 1.04% for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year. The average balance of interest checking accounts increased $33.2 million and $26.4 million for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year. The average rate paid on money market accounts increased 57 basis points and 66 basis points to 1.92% and 1.82% for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year.  These increases were partially offset by a $2.9 million and $19.1 million decrease in the average balance of money market accounts for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year.

Interest expense on borrowings decreased $1.3 million and $1.6 million for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year primarily due to a decrease in the average balance of FHLB advances.  The average balance of FHLB advances was $90.4 million and $105.5 million for the three and nine months ended December 31, 2024, respectively, compared to $167.9 million and $143.0 million for the same periods in the prior year. The average rate paid on FHLB advances was 4.83% and 5.32% for the three and nine months ended December 31, 2024, respectively, compared to 5.47% and 5.37% for the same periods in the prior year.

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

	Three Months Ended December 31,
	2024			2023
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$787,361	$9,914	5.00%	$765,414	$8,801	4.57%
Non-mortgage loans	265,981	3,287	4.90	250,327	2,844	4.52
Total net loans (1)	1,053,342	13,201	4.97	1,015,741	11,645	4.56

Investment securities (2)	364,172	1,674	1.82	458,013	2,317	2.01
Interest-earning deposits in other banks	12,758	147	4.57	11,121	147	5.27
Other earning assets	5,858	125	8.47	9,466	184	7.74
Total interest-earning assets	1,436,130	15,147	4.18	1,494,341	14,293	3.81

Non-interest-earning assets:
Office properties and equipment, net	24,010			23,837
Other non-interest-earning assets	65,967			57,141
Total assets	$1,526,107			$1,575,319

Interest-bearing liabilities:
Regular savings accounts	$169,854	38	0.09	$209,469	32	0.06
Interest checking accounts	258,714	611	0.94	225,537	54	0.10
Money market accounts	233,826	1,134	1.92	236,693	802	1.35
Certificates of deposit	237,278	2,318	3.88	160,041	1,171	2.91
Total interest-bearing deposits	899,672	4,101	1.81	831,740	2,059	0.98

Junior subordinated debentures	27,056	501	7.35	26,969	543	8.01
FHLB advances	90,410	1,100	4.83	167,898	2,306	5.47
Other interest-bearing liabilities	2,127	37	6.90	2,210	40	7.11
Total interest-bearing liabilities	1,019,265	5,739	2.23	1,028,817	4,948	1.91

Non-interest-bearing liabilities:
Non-interest-bearing deposits	332,778			377,784
Other liabilities	13,532			14,817
Total liabilities	1,365,575			1,421,418
Shareholders’ equity	160,532			153,901
Total liabilities and shareholders’ equity	$1,526,107			$1,575,319
Net interest income		$9,408			$9,345
Interest rate spread			1.95%			1.90%
Net interest margin			2.60%			2.49%

Ratio of average interest-earning assets to average interest-bearing liabilities			140.90%			145.25%

Tax equivalent adjustment (3)		$20			$21

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Nine Months Ended December 31,
	2024			2023
		Interest			Interest
	Average	and		Average	and
	Balance	Dividend	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$781,388	$28,458	4.83%	$755,590	$25,625	4.51%
Non-mortgage loans	261,886	9,478	4.80	252,839	8,663	4.56
Total net loans (1)	1,043,274	37,936	4.83	1,008,429	34,288	4.53

Investment securities (2)	377,900	5,692	2.00	466,651	7,084	2.02
Interest-earning deposits in other banks	12,122	456	4.99	10,889	420	5.13
Other earning assets	6,538	446	9.05	8,474	534	8.38
Total interest-earning assets	1,439,834	44,530	4.10	1,494,443	42,326	3.77

Non-interest-earning assets:
Office properties and equipment, net	23,022			23,357
Other non-interest-earning assets	64,760			59,519
Total assets	$1,527,616			$1,577,319

Interest-bearing liabilities:
Regular savings accounts	$176,244	90	0.07	$225,152	104	0.06
Interest checking accounts	262,083	2,051	1.04	235,708	91	0.05
Money market accounts	220,277	3,023	1.82	239,357	2,085	1.16
Certificates of deposit	217,098	6,239	3.81	149,104	2,984	2.66
Total interest-bearing deposits	875,702	11,403	1.73	849,321	5,264	0.82

Junior subordinated debentures	27,035	1,570	7.71	26,948	1,573	7.77
FHLB advances	105,523	4,228	5.32	143,041	5,774	5.37
Other interest-bearing liabilities	2,159	116	7.13	2,222	119	7.14
Total interest-bearing liabilities	1,010,419	17,317	2.27	1,021,532	12,730	1.66

Non-interest-bearing liabilities:
Non-interest-bearing deposits	344,741			385,711
Other liabilities	14,277			14,812
Total liabilities	1,369,437			1,422,055
Shareholders’ equity	158,179			155,264
Total liabilities and shareholders’ equity	$1,527,616			$1,577,319
Net interest income		$27,213			$29,596
Interest rate spread			1.83%			2.11%
Net interest margin			2.51%			2.64%

Ratio of average interest-earning assets to average interest-bearing liabilities			142.50%			146.29%

Tax equivalent adjustment (3)		$62			$62

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three and nine months ended December 31, 2024 compared to the three and nine months ended December 31, 2023. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024 vs 2023			2024 vs 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$260	$853	$1,113	$921	$1,912	$2,833
Non-mortgage loans	189	254	443	330	485	815
Investment securities (1)	(439)	(203)	(642)	(1,323)	(69)	(1,392)
Interest-earning deposits in other banks	21	(21)	—	47	(11)	36
Other earning assets	(75)	16	(59)	(129)	41	(88)
Total interest income	(44)	899	855	(154)	2,358	2,204

Interest Expense:
Regular savings accounts	(7)	13	6	(27)	13	(14)
Interest checking accounts	9	548	557	11	1,949	1,960
Money market accounts	(10)	342	332	(177)	1,115	938
Certificates of deposit	679	468	1,147	1,671	1,584	3,255
Junior subordinated debentures	2	(44)	(42)	6	(9)	(3)
FHLB advances	(962)	(244)	(1,206)	(1,493)	(53)	(1,546)
Other interest-bearing liabilities	(1)	(2)	(3)	(3)	—	(3)
Total interest expense	(290)	1,081	791	(12)	4,599	4,587
Net interest income	$246	$(182)	$64	$(142)	$(2,241)	$(2,383)

(1)	Interest is presented on a fully tax-equivalent basis.

Provision for Credit Losses. There was no provision for credit losses for the three months ended December 31, 2024 and 2023.  The Company recorded a provision for credit losses of $100,000 for the nine months ended December 31, 2024, compared to no provision for credit losses for the nine months ended December 31, 2023.  The increase in the provision for credit losses for the nine months ended December 31, 2024 was primarily due to the overall increase in the loan portfolio. The lack of provision for credit losses for the three and nine months ended December 31, 2023 reflects assumptions related to our forecast concerning the economic environment as a result of local, national and global events. In addition, expected loss estimates consider various factors, including customer-specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay. Net charge-offs totaled $114,000 for the three months ended December 31, 2024, compared to net recoveries of $15,000 for the same period in the prior year.  Net charge-offs totaled $112,000 for the nine months ended December 31, 2024, compared to net recoveries of $10,000 for the same period in the prior year. Annualized net charge-offs/recoveries were $452,000 and $149,000 for the three and nine months ended December 31, 2024. Annualized net charge-offs/recoveries were insignificant for both the three and nine months ended December 31, 2023.

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

Nonperforming loans were $469,000 at December 31, 2024, compared to $178,000 at March 31, 2024. Included in the $469,000 of nonperforming loans at December 31, 2024, was a $301,000 of SBA and USDA government guaranteed loan. The Company expects to receive all principal and interest on this SBA and USDA loan since the Company purchased the guaranteed portion of the loan which is backed by government guaranteed interest certificates.

The ratio of the ACL for loans to nonperforming loans was 3273.35% at December 31, 2024 compared to 8631.46% at March 31, 2024. See “Asset Quality” above for additional information related to asset quality that management considers in determining the appropriate level of the ACL.

Non-Interest Income. Non-interest income increased $285,000 and $801,000 to $3.3 million and $10.5 million for the three and nine months ended December 31, 2024, respectively, compared to $3.1 million and $9.7 million for the same periods in the prior year. The increase for the nine months ended December 31, 2024 compared to the prior year was primarily due to approximately $583,000 in other non-interest income related to a legal expense recovery from settled litigation in the prior year. In addition, asset management fees income increased by $177,000 and $514,000 for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year due to new client relationships and continued positive equity market performance during the three and nine months ended December 31, 2024. Other changes in non-interest income for the three and nine months ended December 31, 2024 compared to the same periods in the prior year included a decrease of $41,000 and $315,000 in fees and service charges, respectively. The decrease in fees and service charges for the three and nine months ended December 31, 2024 primarily resulted from a decrease in employee retention credit income of $18,000 and $186,000 and a decrease in interchange income of $41,000 and $108,000, respectively.

Non-Interest Expense. Non-interest expense increased $603,000 and $2.2 million to $11.2 million and $32.8 million for the three and nine months ended December 31, 2024, respectively, compared to $10.6 million and $30.6 million for the same periods in the prior year, respectively. Salaries and employee benefits increased $380,000 and $1.4 million for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year due to increases in compensation expense, bonus expense, and recruiting expense. Occupancy and depreciation expense increased by $173,000 and $757,000 for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year due to increases in computer software, depreciation, repair and maintenance expenses as the Company continues to update and modernize branch locations. Additionally, a one-time lease termination fee was incurred in September 2024 as a result of the Company purchasing its Orchards branch location. Other changes in non-interest expense were increases of $76,000 and $262,000 in professional fees for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year due to increases in consulting expense. Offsetting these fluctuations was a decrease in other non-interest expense of $56,000 and $257,000 for the three and nine months ended December 31, 2024, respectively, compared to the same periods in the prior year due to excess accrued expenses related to litigation recognized in the prior year and an increase in fraud recoveries, partially offset by additional accruals for business and occupation taxes. For further information regarding the litigation, see “Note 13. Commitments and Contingencies.”

Income Taxes. The provision for income taxes was $343,000 and $1.0 million for the three and nine months ended December 31, 2024, respectively, compared to $377,000 and $1.9 million for the same periods in the prior year. The decrease in the provision for income taxes was due to lower pre-tax income for the three and nine months ended December 31, 2024, compared to the same periods in the prior year. The Company’s effective tax rate for the three and nine months ended December 31, 2024, was 21.8% and 21.4%, respectively, compared to 20.6% and 21.9% for the three and nine months ended December 31, 2023, respectively. The lower effective tax rate for the nine months ended December 31, 2024 is due to lower pretax income. At December 31, 2024, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At December 31, 2024, the Company had a net deferred tax asset of $9.5 million compared to $9.8 million at March 31, 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in the market risk disclosures contained in the 2024 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2024 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2024 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended December 31, 2024, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2024.

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
October 1, 2024 - October 31, 2024	5,760	$4.78	5,760	$1,972,459
November 1, 2024 - November 30, 2024	85,561	5.11	85,561	1,535,140
December 1, 2024 - December 31, 2024	108,752	5.80	108,752	904,013
Total	200,073	$5.48	200,073	$904,013

On September 26, 2024, the Company’s Board of Directors announced the adoption of a stock repurchase program, authorizing the Company to purchase up to $2.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The repurchase program became effective on October 29, 2024 and will continue until the earlier of the completion of the repurchase or 12 months after the effective date, depending upon market conditions.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None
(b)	None

(c)	Trading Plans. During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Common Stock of the Registrant (1)
4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
10.1	Form of Employment Agreement between the Company and the Bank and Nicole Sherman (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and Nicole Sherman (4)
10.3	Form of Employment Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.4	Form of Change in Control Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.5	Form of Employment Agreement between the Company and Evan Sowers (5)
10.6	Form of Change in Control Agreement between the Company and Evan Sowers (5)
10.7	Employee Stock Ownership Plan (6)
10.8	Deferred Compensation Plan (7)
10.9	2017 Equity Incentive Plan (8)
10.10	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.11	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.12	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.13	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2024 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.
(8)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Nicole Sherman	By:	/S/ David Lam
	Nicole Sherman		David Lam
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 12, 2025	Date:	February 12, 2025