Form 10-K
period 2025-03-31
RIVERVIEW BANCORP INC
filed 2025-06-12
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant’s Common Stock as quoted on the Nasdaq Global Select Market System under the symbol “RVSB” on September 30, 2024 was $99,366,719 (21,096,968 shares at $4.71 per share). As of June 12, 2025, there were 20,976,200 shares issued and outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (Part III), which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-K, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	Adverse impacts on economic conditions in our local markets or, other markets where we have lending relationships.
●	Effects of employment levels, labor shortages. inflation, potential recession, or slowed economic growth.
●	Changes in the interest rate environment, including increases or decreases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and the duration of such levels are maintained.
●	The impact of inflation and the Federal Reserve’s monetary policies.
●	Effect of any federal government shutdown.
●	Bank failures or adverse developments at other banks, and any governmental or societal responses.
●	Credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses and provision for credit losses.
●	Changes in the general interest rates, short and long-term interest rate differentials, deposit interest rates, our net interest margin and funding sources.
●	Fluctuations in loan demand, unsold homes, land and property values and secondary market conditions for loans.
●	Results of examinations by regulatory authorities and potential requirements to increase credit loss allowances, write-down assets, reclassify assets, change our regulatory or capital position or affect our liquidity and earnings.
●	Legislative or regulatory changes including changes in banking, securities, tax law, regulatory policies and principles.
●	Our ability to attract and retain deposits and manage operating costs and expenses.
●	Use of estimates in determining the fair value of assets, which may prove incorrect.
●	Staffing fluctuations in response to product demand or corporate strategy implementation.
●	Disruptions or security breaches or other adverse events, failures or interruptions in or attacks on our information technology systems or third-party vendors.
●	Retention of key senior management members.
●	Costs and effects of litigation.
●	Expectations regarding key growth initiatives and strategic priorities.
●	Future goodwill impairment.
●	Increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position, loan and deposit products;
●	Changes in consumer spending, borrowing and savings habits.
●	Resource availability to address changes in laws, rules, or regulations or to respond to regulatory actions.
●	Our ability to pay dividends on common stock.
●	Quality and composition of our securities portfolio and adverse changes in securities markets.
●	Inability of key third-party providers to fulfill obligations.
●	Changes in accounting policies and practices.
●	The potential for new or increased tariffs, trade restrictions or geopolitical tensions that could affect economic activity or specific industry sectors;
●	Effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events; and
●	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2026 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the bank holding company of Riverview Bank. At March 31, 2025, the Company had total assets of $1.51 billion, total deposits of $1.23 billion and total shareholders’ equity of $160.0 million. The Company’s executive offices are located in Vancouver, Washington. The Bank has two subsidiaries Riverview Trust Company (the “Trust Company”) and Riverview Services, Inc. (“Riverview Services”). The Trust Company is a trust and financial services company located in downtown Vancouver, Washington, and provides full-service brokerage activities, trust and asset management services. Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust.

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

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents and business of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $1.05 billion at March 31, 2025 compared to $1.01 billion at March 31, 2024.

The Company’s strategic plan includes focusing on five priorities which include being the employer of choice, profitable growth, digital experience, data empowerment and client experience.

-	Employer of choice: Riverview’s vision “to be the preferred place to bank and work in the PNW” we focus on recruiting, investing in, and retaining top talent across all areas of Riverview.
-	Profitable growth: Achieving sustainable and well-managed expansion that enhances long-term financial health and competitive position focusing on increasing revenues, gaining market share, deepening relationships with existing clients, and acquiring new clients while enhancing profitability through effective cost management, prudent risk-taking, and strategic investments.
-	Digital experience: Our commitment is to provide seamless, intuitive, and secure online interactions for our clients, leveraging leading technology to enhance user satisfaction by offering personalized services, easy access to banking solutions, and efficient digital transactions.
-	Data empowerment: Utilization of data for informed decision-making and personalized client experiences. By effectively collecting, analyzing, and utilizing data, we gain valuable insights into client behavior and needs, market trends, and operational efficiencies.
-	Client experience: The client experience encompasses the entire journey and each interaction the client has with Riverview, from initial contact to ongoing relationship ensuring seamless, personalized, and high-quality experiences across all channels. Our goal is to create a best-in-class banking experience that exceeds client expectations, building trust and advocacy within the community.

The Company targets the commercial banking client base in its primary market area for loan originations and deposit growth, specifically businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will seek to increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes growing or maintaining a significant amount of business banking, commercial business and commercial real estate loans in its loan portfolio which typically carry adjustable rates, higher yields and shorter terms, as well as higher credit risk, compared to traditional fixed-rate consumer real estate one-to-four family loans.

Our strategic plan also highlights increased emphasis on non-interest income, including improved fees for asset management through the Trust Company and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to clients and the local communities the Company serves. We believe we are well positioned to attract new clients and to increase our market share through our 17 branch locations, including, among others, 10 in Clark County, three in the Portland metropolitan area and three lending centers.

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

Lending Activities

General.  At March 31, 2025, the Company’s net loans receivable totaled $1.05 billion, or 69.2% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in clients, referrals and existing clients. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan. Our current loan policy generally limits the maximum amount of loans we can make to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $36.0 million, at March 31, 2025. At this date, the Bank’s largest lending relationship with one borrower was $28.0 million, which consisted of a multi-family loan of $16.8 million and a commercial real estate loan of $11.1 million, both of which were performing in accordance with their original payment terms at March 31, 2025.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At March 31,
	2025		2024
	Amount	Percent	Amount	Percent
Commercial and construction:
Commercial business	$232,935	21.92%	$229,404	22.40%
Commercial real estate	592,185	55.74	583,501	56.98
Land	4,610	0.43	5,693	0.56
Multi-family	91,451	8.61	70,771	6.91
Real estate construction	29,182	2.75	36,538	3.57
Total commercial and construction	950,363	89.45	925,907	90.42
Consumer:
Real estate one-to-four family	97,683	9.19	96,366	9.41
Other installment	14,414	1.36	1,740	0.17
Total consumer	112,097	10.55	98,106	9.58
Total loans	1,062,460	100.00%	1,024,013	100.00%
Less:
Allowance for credit losses ("ACL")	15,374		15,364
Total loans receivable, net	$1,047,086		$1,008,649

Loan Portfolio Composition. The following tables set forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Commercial Real Estate Mortgage	Real Estate Construction	Commercial and Construction Total
March 31, 2025

Commercial business	$232,935	$—	$—	$232,935
Commercial construction	—	—	18,368	18,368
Office buildings	—	110,949	—	110,949
Warehouse/industrial	—	114,926	—	114,926
Retail/shopping centers/strip malls	—	88,815	—	88,815
Assisted living facilities	—	358	—	358
Single purpose facilities	—	277,137	—	277,137
Land	—	4,610	—	4,610
Multi-family	—	91,451	—	91,451
One-to-four family construction	—	—	10,814	10,814
Total	$232,935	$688,246	$29,182	$950,363

March 31, 2024

Commercial business	$229,404	$—	$—	$229,404
Commercial construction	—	—	20,388	20,388
Office buildings	—	114,714	—	114,714
Warehouse/industrial	—	106,649	—	106,649
Retail/shopping centers/strip malls	—	89,448	—	89,448
Assisted living facilities	—	378	—	378
Single purpose facilities	—	272,312	—	272,312
Land	—	5,693	—	5,693
Multi-family	—	70,771	—	70,771
One-to-four family construction	—	—	16,150	16,150
Total	$229,404	$659,965	$36,538	$925,907

Commercial Business Lending. At March 31, 2025, the commercial business loan portfolio totaled $232.9 million, or 21.9% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial business lending typically involves risks that are different from those associated with residential and commercial real estate lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit-worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Additionally, the borrower’s cash flow may be unpredictable and collateral securing these loans may fluctuate in value. At March 31, 2025, the Company had one commercial business loan for $37,000 on non-accrual status compared to one commercial business loan of $58,000 at March 31, 2024.

Other Real Estate Mortgage Lending. The Company originates other real estate mortgage loans secured by office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively “commercial real estate ” or “CRE”) and land and multi-family loans primarily located in its market area, collectively referred to herein as the “other real estate mortgage loan portfolio”. At March 31, 2025, the commercial real estate and multi-family real estate mortgage loan portfolios totaled $592.2 million and $91.5 million, or 55.7% and 8.6% of total loans, respectively. At March 31, 2025, owner occupied properties accounted for 23.8% and non-owner occupied properties accounted for 76.2% of the Company’s commercial real estate loans.

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

At March 31, 2025, the Company had two commercial real estate loans totaling $88,000 on non-accrual status compared to one commercial real estate loan totaling $79,000 at March 31, 2024. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Risks Related to Our Lending Activities – Commercial and multi-family real estate lending involves higher risks than one-to-four family real estate and other consumer lending, which exposes us to increased lending risks.”

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

At March 31, 2025, land loans totaled $4.6 million, or 0.4% of total loans, compared to $5.7 million, or 0.6% of total loans at March 31, 2024. The largest land loan had an outstanding balance at March 31, 2025 of $1.3 million and was performing according to its original payment terms. At March 31, 2025, all of the land loans were secured by properties located in Washington and Oregon. At March 31, 2025 and 2024, the Company had no land loans on non-accrual status.

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

The composition of the Company’s construction loan portfolio, including undisbursed funds, was as follows at the dates indicated (dollars in thousands):

	At March 31,
	2025		2024
	Amount (1)	Percent	Amount (1)	Percent

Speculative construction	$13,206	28.87%	$15,358	16.61%
Commercial/multi-family construction	27,703	60.57	75,095	81.22
Custom/presold construction	4,829	10.56	2,003	2.17
Total	$45,738	100.00%	$92,456	100.00%

(1) Includes undisbursed funds of $16.6 million and $55.9 million at March 31, 2025 and 2024, respectively.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2025 was a loan to finance the construction of a single family home of $695,000 that is secured by property located in the Company’s market area. The average balance of loans in the speculative construction loan portfolio at March 31, 2025 was $373,000. At March 31, 2025 and 2024, the Company had no speculative construction loans on non-accrual status.

Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Presold construction loans are generally originated for a term of 12 months. At March 31, 2025 and 2024, presold construction loans totaled $4.8 million and $2.0 million, respectively.

The composition of land and speculative/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest	Southwest	Other
	Oregon	Washington	Washington	Total
March 31, 2025

Land	$615	3,677	$318	$4,610
Speculative and presold construction	—	7,343	3,471	10,814
Total	$615	$11,020	$3,789	$15,424

	Northwest	Southwest	Other
	Oregon	Washington	Washington	Total
March 31, 2024

Land	$—	5,338	$355	$5,693
Speculative and presold construction	—	15,158	992	16,150
Total	$—	$20,496	$1,347	$21,843

Unlike speculative and presold construction loans, custom construction loans are made directly to the homeowner. Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the client with another lender. For adjustable rate loans, the interest rates adjust on their first adjustment date. See “Mortgage Brokerage” and “Mortgage Loan Servicing” below for more information. At March 31, 2025, the Company had no construction/permanent loans.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2025, commercial construction loans totaled $18.4 million, or 62.9% of total real estate construction loans, and 1.7% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2025, the largest commercial construction loan had a balance of $5.8 million and was performing according to its original repayment terms. The average balance of loans in the commercial construction loan portfolio at March 31, 2025 was $2.6 million. At March 31, 2025 and 2024, the Company had no commercial construction loans on non-accrual status.

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

The Company intends to continue proactively managing its construction loan portfolio in fiscal year 2026, while selectively originating new construction loans to qualified borrowers.

Consumer Lending. Consumer loans totaled $112.1 million at March 31, 2025 and were comprised of $78.3 million of real estate one-to-four family loans, $18.9 million of home equity lines of credit, $373,000 of land loans to consumers for the future construction of one-to-four family homes and $14.4 million of other secured and unsecured consumer loans.

The majority of our real estate one-to-four family loans are located in the Company’s primary market area. Underwriting standards require that real estate one-to-four family loans generally be owner occupied and that originated loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. At March 31, 2025, the Company had one residential real estate loan of $30,000 on non-accrual status compared to one residential real estate loan of $36,000 at March 31, 2024. All of these loans were secured by properties located in Oregon and Washington. The Company no longer originates real estate one-to-four family loans.

The Company also originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. At March 31, 2025 and 2024, the Company had no installment loans on non-accrual status.

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

Loan Maturity. The following table sets forth certain information at March 31, 2025 regarding the dollar amount of loans maturing in the loan portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments or stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees (in thousands):

	In One	After One	After Five
	Year	Year Through	Years Through	After
	or Less	Five Years	15 Years	15 Years	Total
Commercial and construction:
Commercial business	$9,175	$30,100	$95,276	$98,384	$232,935
Commercial real estate	31,826	180,269	375,793	4,297	592,185
Land	1,312	1,956	1,342	—	4,610
Multi-family	99	7,752	80,888	2,712	91,451
Real estate construction	10,295	3,824	15,063	—	29,182
Total commercial and construction	52,707	223,901	568,362	105,393	950,363
Consumer:
Real estate one-to-four family	127	584	4,394	92,578	97,683
Other installment	76	2,760	11,578	—	14,414
Total consumer	203	3,344	15,972	92,578	112,097
Total loans	$52,910	$227,245	$584,334	$197,971	$1,062,460

The following table sets forth the dollar amount of loans due after one year from March 31, 2025, which have fixed and adjustable interest rates (in thousands):

		Adjustable
	Fixed Rate	Rate	Total

Commercial and construction:
Commercial business	$125,414	$98,346	$223,760
Commercial real estate	299,532	260,827	560,359
Land	1,638	1,660	3,298
Multi-family	53,065	38,287	91,352
Real estate construction	3,824	15,063	18,887
Total commercial and construction	483,473	414,183	897,656
Consumer:
Real estate one-to-four family	76,531	21,025	97,556
Other installment	13,937	401	14,338
Total consumer	90,468	21,426	111,894
Total loans	$573,941	$435,609	$1,009,550

Loan Commitments. The Company issues commitments to originate commercial, CRE, multi-family, land, construction, home equity and other installment loans, based on its existing underwriting criteria and conditioned upon the occurrence of certain events. Commitments are typically valid for up to 45 days and are subject to the Company’s standard terms and conditions. Collateral is not required to support these commitments. At March 31, 2025, the Company had outstanding commitments to originate loans of $5.5 million compared to $10.0 million at March 31, 2024.

Mortgage Brokerage. The Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies. Loans brokered to mortgage companies are closed in the name of, and funded by, the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans previously brokered to the Company are closed on the Company’s books and the commissioned broker receives a portion of the origination fee. Beginning in fiscal year 2021, the Company transitioned to a model where it no longer originates and sells mortgage loans to the Federal Home Loan Mortgage Company (“FHLMC”) as all mortgage loan originations are instead brokered to various third-party mortgage companies. The Company does, however, continue to service its existing FHLMC portfolio. Brokered loans totaled $25.1 million and $21.3 million as of March 31, 2025 and 2024, respectively. There were no loans brokered to the Company for the fiscal years ended March 31, 2025 and 2024. Gross fees of $201,000 and $213,000, including brokered loan fees, were earned in the fiscal years ended March 31, 2025 and 2024, respectively. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, the volume of loans and the amount of loan fees generally decrease as a result of decreased mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC. Prior to the fiscal year ended March 31, 2021, the Company typically sold its fixed-rate residential one-to-four family loans with original maturities of 15 years or more, as well as balloon mortgage loans, to the FHLMC as part of its asset/liability strategy. These loans were sold on a non-recourse basis, meaning that the FHLMC assumed the risk of  loss in the  event of foreclosure, and the Company retained no credit risk post-sale. Although the Company no longer sells loans to the FHLMC, it continues to service previously sold loans. In its servicing role, the Company collects borrower payments, manages escrow accounts, oversees foreclosure proceedings, and performs other servicing responsibilities. At March 31, 2025, total loans serviced for others were $59.8 million, of which $28.2 million were serviced for the FHLMC.

Nonperforming Assets. Nonperforming assets were $155,000 or 0.01% of total assets at March 31, 2025, compared to $178,000 or 0.01% of total assets at March 31, 2024. The Company had net charge-offs totaling $90,000 during fiscal 2025 compared to a net recovery of $13,000 during fiscal 2024. The Company had no other real estate owned or foreclosed assets at March 31, 2025 and 2024.

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

The Company continues to proactively manage its residential construction and land acquisition and development loan portfolios. At March 31, 2025, the Company’s residential construction and land acquisition and development loan portfolios were $10.8 million and $4.6 million, respectively, as compared to $16.2 million and $5.7 million, respectively, at March 31, 2024. At March 31, 2025 and 2024, there were no nonperforming loans in the residential construction loan portfolio or the land acquisition and development portfolio. For the years ended March 31, 2025 and 2024, there were no charge-offs or recoveries in the residential construction and land acquisition and development loan portfolios.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	March 31, 2025		March 31, 2024
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$37	1	$58
Commercial real estate	2	88	1	79
Consumer	1	30	1	36
Subtotal	4	155	3	173

SBA and USDA Government Guaranteed	—	—	1	5

Total	4	$155	4	$178

At March 31, 2025, all of the Company’s nonperforming loans are to borrowers with properties located in Southwest Washington. At that date, 60.8% of the Company’s nonperforming loans, totaling $94,000, were individually evaluated for a specific allowance of credit losses. These loans  were either charged down to the estimated fair value of the collateral, less estimated selling costs, or carried a specific reserve to reduce their net carrying value. No specific reserves were recorded for these individually evaluated nonperforming loans as of March 31, 2025. At March 31, 2025, the largest single nonperforming loan was a CRE loan with an outstanding balance of $57,000.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (in thousands):

	March 31, 2025	March 31, 2024

Loans accounted for on a non-accrual basis:
Commercial business	$37	$58
Commercial real estate	88	79
Consumer	30	36
Total	155	173
Accruing loans which are contractually past due 90 days or more (1)	—	5
Total nonperforming loans	155	178
Real estate owned (“REO”)	—	—
Total nonperforming assets	$155	$178

Foregone interest on non-accrual loans	$16	$10

(1)	Consists entirely of SBA and USDA government guaranteed loans at March 31, 2024.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
March 31, 2025

Commercial business	$37	$—	$37
Commercial real estate	88	—	88
Consumer	30	—	30
Subtotal	155	—	155

SBA and USDA Government Guaranteed	—	—	—

Total nonperforming assets	$155	$—	$155

March 31, 2024

Commercial business	$58	$—	$58
Commercial real estate	79	—	79
Consumer	36	—	36
Subtotal	173	—	173

SBA and USDA Government Guaranteed	—	5	5

Total nonperforming assets	$173	$5	$178

At March 31, 2025 and 2024, loans delinquent 30 – 89 days were 0.38% and 0.17% of total loans, respectively. At March 31, 2025, loans 30-89 days past due were comprised of SBA government guaranteed loans (which are included in commercial business), commercial business, CRE, and consumer loans. The SBA government guaranteed loans comprise a substantial amount of the total loans 30-89 days past due at March 31, 2025. At March 31, 2024, loans 30-89 days past due were comprised of commercial business and consumer loans. At March 31, 2025, CRE loans 30-89 days past due were $242,000. There were no CRE loans 30-89 days past at March 31, 2024. At March 31, 2025, CRE loans represented the largest portion of our loan portfolio at 55.7% of total loans, followed by commercial business loans, which represented 21.9% of total loans.

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

The aggregate amount of the Company’s classified loans (comprised entirely of substandard loans), general loss allowances, specific loss allowances and net recoveries were as follows at the dates indicated (in thousands):

	At or For the Year
	Ended March 31,
	2025	2024

Classified loans	$2,927	$723
General loss allowances	15,374	15,364
Net charge-offs (recoveries)	90	(13)

All loans on non-accrual status as of March 31, 2025 were categorized as classified loans. Classified loans at March 31, 2025 were comprised of three commercial business loans totaling $763,000, three commercial real estate loans totaling $2.1 million, three multi-family real estate loans totaling $66,000 and one one-to-four family real estate loan for $30,000. The net increase in classified loans during the period was primarily due to the downgrades of two commercial real estate loans totaling $2.0 million, two commercial business loans totaling $725,000, and two multi-family real estate loans totaling $47,000. These downgrades were offset by the payoffs of one commercial real estate of $520,000 and one multi-family loan for $8,000 along with paydowns of loans totaling $50,000.

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

The Company recorded a provision for credit losses of $100,000 for the fiscal year ended March 31, 2025 compared to no provision or recapture of credit losses for the fiscal year ended March 31, 2024. The provision for credit losses for fiscal year ended March 31, 2025 was primarily due to growth in the loan portfolio.  The lack of a provision for credit losses for the fiscal year ended March 31, 2024 was primarily due to credit upgrades, payoffs of higher credit risk loans, updates to economic forecasts, changes in loan portfolio balances, composition, and characteristics.

At March 31, 2025, the ACL was $15.4 million, or 1.45% of total loans, compared to $15.4 million, or 1.50% of total loans at March 31, 2024. Net charge-offs totaled $90,000 for the fiscal year ended March 31, 2025, compared to net recoveries of $13,000 for the prior fiscal year. At March 31, 2025, the Company’s allowance for credit losses was more than sufficient to cover nonperforming loans, with a coverage ratio exceeding 9,900%, compared to 8,600% at the end of the prior fiscal year.  The Company’s general valuation allowance for pooled or “collectively evaluated” loans was 1.45% and 1.50% at March 31, 2025 and 2024, respectively.

Criticized loans, which are comprised of special mention loans, increased $11.8 million to $48.5 million at March 31, 2025 from $36.7 million at March 31, 2024. These loans represented approximately 4.56% of the Company’s total loan portfolio as of March 31, 2025, compared to 3.58% at the prior year-end. The net increase was mainly attributable to the downgrade of eight commercial real estate loans totaling $13.6 million, the largest of which was $3.7 million. Four of these downgraded commercial real estate loans, totaling $8.6 million, were to a related borrower that the Company continues to monitor closely.

The criticized loan balance at March 31, 2025 also includes a $15.3 million CRE loan that was downgraded to special mention in fiscal year 2023. The increases in the criticized loans balance at March 31, 2025 compared to March 31, 2024 were partially offset by normal loan paydowns, payoffs and grade changes totaling $2.2 million.

Classified loans increased $2.2 million to $2.9 million at March 31, 2025 compared to $723,000 at March 31, 2024. The increase in classified loans is mainly due to the downgrade of $2.0 million CRE  due to borrower cash flow deterioration. The Company is actively monitoring this relationship and working with the borrower to address performance issues.

Management considers the ACL to be adequate at March 31, 2025 to cover expected credit losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing ACL in accordance with GAAP. However, a decline in national and local economic conditions (including a possible recession and continued inflationary pressures), results of examinations by the Company’s banking regulators, or other factors could result in a material increase in the ACL and may adversely affect the Company’s future financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing ACL will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values decline as a result of the factors discussed elsewhere in this document.

The following table sets forth the breakdown of the ACL by loan category as of the dates indicated (dollars in thousands):

	At March 31,
	2025			2024
		Loan Category	Allowance		Loan Category	Allowance
		as a Percent	as a Percent		as a Percent	as a Percent
		of Total	of Loan		of Total	of Loan
	Amount	Loans	Category	Amount	Loans	Category

Commercial and construction:
Commercial business	$5,033	21.92%	2.16%	$5,280	22.40%	2.30%
Commercial real estate	7,492	55.74	1.27	7,391	56.98	1.27
Land	83	0.43	1.80	106	0.56	1.86
Multi-family	444	8.61	0.49	367	6.91	0.52
Real estate construction	480	2.75	1.64	636	3.57	1.74
Consumer:
Real estate one-to-four family	1,531	9.19	1.57	1,557	9.41	1.62
Other installment	311	1.36	2.16	27	0.17	1.55
Total ACL - loans	$15,374	100.00%	1.45%	$15,364	100.00%	1.50%

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Year Ended March 31,
	2025	2024	2023 (1)

ACL/ALLL as a percentage of total loans outstanding at period end	1.45%	1.50%	1.52%
ACL/ALLL	$15,374	$15,364	$15,309
Total loans outstanding	1,062,460	1,024,013	1,008,856

Non-accrual loans as a percentage of total loans outstanding at period end	0.01%	0.02%	0.03%
Total non-accrual loans	$155	$173	$283
Total loans outstanding	1,062,460	1,024,013	1,008,856

ACL/ALLL as a percentage of non-accrual loans at period end	9,918.71%	8,880.92%	5,409.54%
ACL/ALLL	$15,374	$15,364	$15,309
Total non-accrual loans	155	173	283

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial business:	—%	—%	-%
Net charge-offs/(recoveries)	$(1)	$—	$—
Average loans receivable, net	236,981	239,433	233,884
Commercial real estate:	0.01%	—%	—%
Net charge-offs/(recoveries)	$80	$—	$—
Average loans receivable, net	574,876	563,023	568,999
Land:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	5,539	6,692	8,486
Multi-family:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	79,053	60,412	57,548
Real estate construction:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	41,036	43,864	38,214
Consumer:	0.01%	(0.01)%	(0.04)%
Net charge-offs/(recoveries)	$11	$(13)	$(36)
Average loans receivable, net	106,885	97,996	99,914
Total loans:	0.01%	—%	—%
Total net charge-offs/(recoveries)	$90	$(13)	$(36)
Total average loans receivable, net	1,044,370	1,011,420	1,007,045

(1)  The allowance for loan losses (“ALLL”) for fiscal year 2023 was calculated using the previous incurred loss methodology, which is not directly comparable to the CECL methodology which was used to calculate the ACL for fiscal years 2025 and 2024.

Investment Activities

The Board sets the investment policy of the Company. The Company’s investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns. The policy permits investment in various types of liquid assets (generally debt and asset-backed securities) permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, “bank qualified” municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds, real estate mortgage investment conduits (“REMICS”) and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying investment securities into one of three categories: held to maturity, available for sale or trading. At March 31, 2025, no investment securities were held for trading purposes. At March 31, 2025, the Company’s investment portfolio consisted of solely debt securities and no equity securities. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

The Company primarily purchases agency securities and a combination of MBS backed by government agencies (FHLMC, Fannie Mae (“FNMA”), SBA or Ginnie Mae (“GNMA”)). FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. government, while SBA and GNMA securities are backed by the full faith and credit of the U.S. government. At March 31, 2025, the Company owned no privately issued MBS. Our REMICS are MBS issued by FHLMC, FNMA and GNMA and our CRE MBS are issued by FNMA. The Company does not believe that it has any exposure to sub-prime lending in its investment securities portfolio. See Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated (dollars in thousands):

	At March 31,
	2025		2024
	Carrying	Percent of	Carrying	Percent of
	Value	Portfolio	Value	Portfolio

Available for sale (at estimated fair value):
Municipal securities	$31,019	9.62%	$35,136	9.43%
Agency securities	30,203	9.36	43,577	11.69
REMICs	23,490	7.28	25,665	6.89
Residential MBS	10,226	3.17	12,551	3.37
Other MBS	24,498	7.60	26,267	7.05
	119,436	37.03	143,196	38.43

Held to maturity (at amortized cost):
Municipal securities	10,296	3.19	10,321	2.77
Agency securities	42,279	13.11	54,123	14.52
REMICs	28,499	8.84	31,752	8.52
Residential MBS	101,933	31.61	112,834	30.27
Other MBS	20,072	6.22	20,480	5.49
	203,079	62.97	229,510	61.57

Total investment securities	$322,515	100.00%	$372,706	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2025 (dollars in thousands):

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Available for sale:
Municipal securities	$—	—%	$3,779	3.53%	$11,066	2.06%	$16,174	2.04%
Agency securities	—	—	30,203	1.16	—	—	—	—
REMICS	—	—	—	—	445	2.27	23,046	1.71
Residential MBS	—	—	1,460	2.16	4,315	1.90	4,451	3.45
Other MBS	246	2.53	6,157	1.64	12,486	1.89	5,608	2.98
Total available for sale	$246	2.53%	$41,599	1.47%	$28,312	1.97%	$49,279	2.09%

Held to maturity:
Municipal securities	$—	—%	$—	—%	$—	—%	$10,296	2.34%
Agency securities	10,778	1.78	25,531	1.51	5,970	2.11	—	—
REMICS	—	—	—	—	—	—	28,499	1.75
Residential MBS	—	—	1	3.76	3,017	1.73	98,916	1.76
Other MBS	3,013	1.99	—	—	15,046	1.48	2,012	1.33
Total held to maturity	$13,791	1.83%	$25,532	1.51%	$24,033	1.67%	$139,723	1.79%

(1)	The weighted average yields are calculated by multiplying each amortized cost value by its yield and dividing the sum of these results by the total amortized cost values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

Management reviews investment securities quarterly to determine if an ACL is required, taking into consideration current market conditions, the extent and nature of changes in estimated fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of estimated fair value, which may be maturity, as well as other factors. There was no ACL recorded for investment securities for the years ended March 31, 2025 and 2024, respectively. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding investment securities.

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

Deposit Accounts. The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal (“NOW”) accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. The Company has focused on building client relationship deposits which include both business and consumer depositors. Deposit account terms vary according to, among other factors, the minimum balance required, the time periods the funds must remain on deposit and the interest rate. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and client preferences and concerns.

The following table sets forth the average balances and interest rates of deposit accounts held by the Company at the dates indicated (dollars in thousands):

	Year Ended March 31,
	2025		2024		2023
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest-bearing demand	$337,741	0.00%	$376,694	0.00%	$480,029	0.00%
Interest-bearing checking	261,475	1.00	243,904	0.32	286,627	0.03
Savings accounts	175,102	0.10	217,538	0.06	308,840	0.07
Money market accounts	224,076	1.86	233,749	1.22	266,795	0.16
Certificates of deposit	221,725	3.78	157,126	2.87	103,484	0.75
Total	$1,220,119	1.26%	$1,229,011	0.67%	$1,445,775	0.10%

Deposit accounts totaled $1.2 billion at both March 31, 2025 and March 31, 2024. The Company did not have any wholesale-brokered deposits at March 31, 2025 and 2024. The Company continues to focus on core deposits and growth generated by client relationships as opposed to obtaining deposits through the wholesale markets, although the Company continued to experience competition for client deposits within its market area during fiscal year 2025. Core branch deposits (comprised of demand, savings, interest checking accounts and certificates of deposit, excluding wholesale-brokered deposits, trust account deposits, Lawyer Trust Accounts (“IOLTA”), public funds, and internet-based deposits) at March 31, 2025 increased $2.2 million since March 31, 2024 reflecting the Company’s commitment to increasing core deposits through organic growth in client relationship. At March 31, 2025, the Company had $36.0 million, or 2.92% of total deposits, in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposits, which were gathered from clients within the Company’s primary market-area. CDARS and ICS deposits allow clients access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

At March 31, 2025 and 2024, the Company also had $14.4 million and $13.2 million, respectively, in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral. The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2025 and 2024, the Company did not have any deposits through this listing service as the Company chose not to utilize these internet-based deposits. Although the Company did not originate any internet based deposits during the fiscal year ended March 31, 2025, the Company may do so in the future consistent with its asset/liability objectives.

Deposit growth remains a key strategic focus for the Company and our ability to achieve deposit growth, particularly in core deposits, is subject to many risk factors including the effects of competitive pricing pressures, changing client deposit behavior, and increasing or decreasing interest rate environments. Adverse developments with respect to any of these risk factors could limit the Company’s ability to attract and retain deposits and could have a material negative impact on the Company’s future financial condition, results of operations and cash flows.

As of March 31, 2025 and 2024, approximately $288.0 million and $297.2 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The following table presents the maturity period and amount of certificates of deposit greater than $250,000 at March 31, 2025 (dollars in thousands):

Maturity Period	Amount
Three months or less	$30,459
Over three through six months	10,630
Over six through 12 months	16,276
Over 12 months	585
Total	$57,950

For more information, see also Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Borrowings. The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco (“FRB”), as needed, to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank’s commercial business loans, commercial real estate loans, one-to-four family real estate loans, and pledged securities. At March 31, 2025, the Bank had FHLB advances totaling $76.4 million and no FRB borrowings compared to $88.3 million in FHLB advances and no FRB borrowings at March 31, 2024.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the U.S.) provided certain standards related to credit-worthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 45% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2025, the Bank had an available credit capacity of $677.7 million, subject to sufficient collateral and stock investment.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $297.3 million, subject to pledged collateral, as of March 31, 2025. The following table sets forth certain information concerning the Company’s borrowings for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2025	2024	2023
Maximum amounts of FHLB advances outstanding at any month end	$144,404	$180,454	$123,754
Average FHLB advances outstanding	99,020	146,555	21,045
Weighted average rate on FHLB advances	5.17%	5.40%	4.88%
Average FRB borrowings outstanding	11	10	13
Weighted average rate on FRB borrowings	5.50%	5.40%	4.62%

At March 31, 2025, the Company had three wholly-owned subsidiary grantor trusts totaling $27.1 million that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The common securities issued by the grantor trusts are held by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2025 and 2024 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information, see also Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Employees and Human Capital

As of March 31, 2025, the Company had 238 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

To attract and retain talent, we strive to create an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs. Our workforce is comprised of approximately 65% women and 35% men, with 54% of our management roles held by women and 46% by men.  The average tenure of our employees is 6.8 years. The ethnicity of our workforce was 80% White, 5% Asian, 9% Hispanic or Latinx, 2% African American or Black, 2% two or more races, 1% American Indian or Alaskan Native, and 1% Native Hawaiian or Pacific Islander. Benefit programs include quarterly or annual incentive opportunities, a Company sponsored Employee Stock Ownership Plan (“ESOP”), a Company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs including educational reimbursement opportunities.

The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization, and promotes training and continuing education as an ongoing function for its employees. The Bank’s compliance training program provides required annual training courses to assure that all employees know the rules applicable to their jobs.

Corporate Information

The Company’s principal executive offices are located at 900 Washington Street, Vancouver, Washington 98660. Its telephone number is (360) 693-6650. The Company maintains a website with the address www.riverviewbank.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, the Company makes available free of charge through its website the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it has electronically filed such material with, or furnished such material to, the SEC. These reports are also available on the SEC's website at http://www.sec.gov.

Subsidiary Activities

Riverview has one operating subsidiary, the Bank. The Bank has two wholly-owned subsidiaries, Riverview Services and the Trust Company.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $10,000 for the fiscal year ended March 31, 2025 and total assets of $1.4 million at March 31, 2025. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

The Trust Company is an asset management company providing trust, estate planning and investment management services. The Trust Company had net income of $2.2 million for the fiscal year ended March 31, 2025 and total assets of $12.9 million at March 31, 2025. The Trust Company earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2025, total assets under management were $877.9 million. The Trust Company’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Information about our Executive Officers. The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Nicole Sherman	54	President and Chief Executive Officer
Daniel D. Cox	47	Executive Vice President and Chief Operating Officer
David Lam	48	Executive Vice President and Chief Financial Officer
Robert Benke	55	Executive Vice President and Chief Credit Officer (2)
Michael Sventek	61	Executive Vice President and Chief Lending Officer (2)
Charmaine Lightheart	49	Executive Vice President and Chief Retail and Digital Engagement Officer (2)
Evan Sowers	47	President and Chief Executive Officer of Riverview Trust Company

(1)	At March 31, 2025
(2)	Bank only

Nicole Sherman is Chief Executive Officer and President of the Company since July 2024. Ms. Sherman has over 30 years of banking experience at Executive leadership levels and has been in the State of Washington for over 20 years. Ms. Sherman most recently served at Chief Operating Officer at Utah First Credit Union prior to joining the Company. Prior to that, Ms. Sherman was Chief Operating Officer at Numerica Credit Union for 3 years, Executive Vice President, Director of Retail Banking and Digital Integration of Columbia Bank for 10 years, and Executive Vice President, Chief Banking Officer at AmericanWest Bank for 7 years. She began her career at Zions Bank where she served for 15 years in various senior leadership roles.  She has also led 11 successful mergers and acquisitions throughout her career. Passionate about her community and industry, Ms. Sherman serves on the Board of Directors for Greater Vancouver Chamber and Oregon Bankers Association.  Ms. Sherman holds a Bachelor of Science degree in business administration; and in 2003, she was the first female instructor at Pacific Coast Banking Graduate School (PCBS) at the University of Washington, Foster School of Business.

Daniel D. Cox is Executive Vice President and Chief Operating Officer of the Company since July 2024. Mr. Cox joined the Bank in August 2002 and spent five years as a commercial lender and progressed through the credit administration function, most recently serving as Executive Vice President and Chief Credit Officer. Mr. Cox holds a Bachelor of Arts in Business Administration with a major emphasis in Finance from Washington State University and was an Honor Roll graduate of the PCBS. Mr. Cox is an active mentor in the local schools and was the Past Treasurer and Endowment Chair for the Washougal Schools Foundation and Past Board Member of Camas-Washougal Chamber of Commerce.

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

Robert Benke is Executive Vice President and Chief Credit Officer of the Bank since September 2023. Previously, Mr. Benke was Senior Vice President/Senior Credit Administrator, a position he held since March 2016. Mr. Benke joined Riverview in July 2004 and spent five years as a commercial lender and progressed through the credit administration function starting in 2012 most recently serving as Senior Vice President of Credit Administration. He is responsible for credit administration related to the Bank’s commercial and consumer loan activities. He holds a Masters of Business Administration (MBA) from Washington State University, a Bachelor of Arts in Physics from Whitman College, and is a 2015 graduate of the PCBS. Mr. Benke is an active board member of the Washington State University – Vancouver MAP Program.

Michael Sventek is Executive Vice President and Chief Lending Officer of the Bank. Mr. Sventek has over 32 years of experience in community banking, having most recently served as Commercial Banking Market Director for Umpqua Bank from April 2021 to March 2023. Prior to that, he served as Commercial Banking President for BBVA USA. Throughout his career, Mr. Sventek served as a highly visible finance leader for community banks and brings a vast amount of experience in commercial banking and lending. Mr. Sventek graduated with a Bachelor of Science in Computer Science Engineering from Northern Arizona University and is a graduate of the PCBS.

Charmaine Lightheart is Executive Vice President and Chief Retail and Digital Engagement Officer of the Bank. Mrs. Lightheart has 20 years of leadership experience in the banking industry, where she has served as a branch manager and leader of treasury management working her way to Regional Manager, Senior Vice President, and Director roles.  Mrs. Lightheart has built her career at First Independent Bank, Sterling Bank, Heritage Bank and most recently, two years at Riverview Bank as Senior Vice President, Director of Retail Services.  Mrs. Lightheart holds an MBA and is a graduate of the PCBS.

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

Regulation and Supervision of the Bank

General. As a state-chartered commercial bank, the Bank is subject to applicable provisions of Washington state law and regulations of the WDFI in addition to federal law and regulations of the FDIC applicable to state banks that are not members of the Federal Reserve System. State law and regulations govern the Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its clients and to establish branch offices. Under state law, commercial banks in Washington also generally have all of the powers that national banks have under federal laws and regulations. The Bank is subject to periodic examination by and reporting requirements of the WDFI and FDIC.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two- quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank has not elected to use the CBLR framework as of March 31, 2025.

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

In order to be considered well-capitalized under the prompt corrective action regulations described below, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%, and the Bank must not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of March 31, 2025, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. For a complete description of the Bank’s required and actual capital levels on March 31, 2025, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB Des Moines, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Loans or advances are made to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business – “Deposit Activities and Other

Sources of Funds – Borrowings.” As a member, the Bank is required to purchase and maintain stock in the FHLB. At March 31, 2025, the Bank held $4.3 million in FHLB stock, which is comprised of $904,000 of membership stock and $3.4 million of activity stock from borrowing activities. At March 31, 2025, the Bank is in compliance with FHLB stock requirements. During the fiscal year ended March 31, 2025, the Bank redeemed $49,000 of FHLB membership stock at par due to the decrease in the Bank’s consolidated assets at December 31, 2024 as compared to December 31, 2023.

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

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund (“DIF”) of the FDIC. As the insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is their average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 2.5 to 32 basis points subject to certain adjustments for institutions considered a “Small Bank” like the Bank. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

A significant increase in insurance premiums or a special assessment levied by the FDIC could likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what changes in insurance assessment rates may be made in the future. For the fiscal year ended March 31, 2025, the Bank’s FDIC deposit insurance premiums totaled $688,000.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. At March 31, 2025, the Bank was not required to maintain any reserve balances.

The Bank is authorized to borrow from the Federal Reserve Bank of San Francisco’s “discount window.” An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At March 31, 2025, the Bank had no outstanding borrowings from the Federal Reserve.

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

Anti-Money Laundering and Customer Identification. The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act grants federal agencies expanded powers to combat terrorism through enhanced domestic security measures, increased surveillance authority, expanded information sharing, and strengthened anti-money laundering (“AML”) requirements. Among its provisions, the USA PATRIOT Act encourages information sharing among financial institutions, regulatory agencies, and law enforcement authorities. It also imposes specific obligations on a wide range of financial institutions, including banks, broker-dealers, credit unions, money services businesses, and entities registered under the Commodity Exchange Act, to establish and maintain procedures for verifying the identity of clients seeking to open new accounts, pursuant to the Act’s Customer Identification Program requirements. Additionally, federal banking regulators are required to consider a financial institution’s record in complying with AML obligations, including those under the USA PATRIOT Act, when evaluating applications under the Bank Holding Company Act and the Bank Merger Act.

Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, Washington State and other federal and state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization clients as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s clients for four or more hours. Compliance with the new rule was required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm. Please see “Item 1C. Cybersecurity”.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (“CFPB”) and granted it broad authority to regulate, supervise, and enforce federal consumer financial protection laws. Although the Bank, as an institution with assets under $10 billion, is generally supervised for consumer compliance by the Federal Deposit Insurance Corporation (“FDIC”), the CFPB’s regulations and guidance continue to shape the federal consumer protection framework applicable to the Bank. Recent reports indicated changes in the operational posture of the CFPB, including temporary suspension of certain rulemaking and enforcement activities, office closures, and leadership transitions. These developments may affect the timing or implementation of consumer financial regulations, and the long-term impact on the CFPB’s activities remains to be seen.

The Bank is also subject to a broad range of federal and state consumer protection laws, including, but not limited to, the Truth in Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Electronic Fund Transfer Act, and laws prohibiting unfair, deceptive, or abusive acts or practices. These laws govern the Bank’s interactions with consumers across nearly all products and services. Noncompliance can result in enforcement actions, civil monetary penalties, and reputational harm.

The Bank continues to monitor regulatory developments and remains committed to complying with applicable consumer protection requirements.

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

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for clients. The Federal Reserve must approve the acquisition (or acquisition of control) of a bank or other FDIC-insured depository institution by a bank holding company, and the appropriate federal banking regulator must approve a bank’s acquisition (or acquisition of control) of another bank or other FDIC-insured institution.

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

Substantially all of our loans are to businesses and individuals in southwest Washington and northwest Oregon, particularly within Clark, Klickitat, Skamania, Multnomah, Washington, Marion, and Clackamas counties, including the Portland, Oregon-Vancouver metropolitan area. As a result, our financial performance is closely tied to the economic conditions in this region. A downturn in local or regional economic conditions, due to inflation, rising interest rates, unemployment, recessions, natural disasters, or other adverse events, could materially affect our business, financial condition, and results of operations.

Further, global geopolitical tensions, including international conflicts, sanctions, trade disputes, and tariffs, could disrupt key industries within our market, such as manufacturing, agriculture, and transportation. These developments may lead to increased costs, reduced business investment, supply chain delays, or reduced demand for credit, adversely affecting our borrowers and, by extension, our asset quality and loan growth. Additionally, geopolitical instability may heighten cybersecurity threats, including from state-sponsored actors, increasing operational risk and reputational exposure.

A downturn in economic conditions in our market areas or global economic disruptions could have a material adverse impact on our business, financial condition, liquidity and results of operations, including but not limited to:

●	Higher loan delinquencies, problematic assets, and foreclosures
●	An increase in our ACL for loans
●	Reduced demand for our products and services, potentially leading to a decline in our overall loans or assets.
●	Depreciation in collateral values linked to our loans, thereby diminishing borrowing capacities and asset values tied to existing loans.
●	Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us
●	Reductions in our low-cost or noninterest-bearing deposits.

A significant portion of the loans in our portfolio are secured by real estate. A downturn in local economic conditions could have a greater impact on our earnings and capital compared to larger financial institutions with more geographically diversified real estate loan portfolios.

Any deterioration in the real estate markets associated with the collateral securing mortgage loans may significantly impact borrowers’ repayment capabilities and the value of the collateral. Real estate values are affected by a range of factors, including changes in economic conditions, regulatory changes, natural disasters (such as earthquakes, flooding, and tornadoes), and trade-related challenges that may impact construction costs or the availability of materials. If it is necessary to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Higher U.S. tariffs on imported goods could exacerbate inflationary pressures by increasing the cost of goods and materials for businesses and consumers. This may particularly affect small to medium-sized businesses, as they are less able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, our business clients may experience increased financial strain, reducing their ability to repay loans and adversely impacting our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature, and as a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. However, interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services, creating additional uncertainty in the economic environment.

Risks Related to our Lending Activities

Our real estate construction loans are based upon estimates of costs and the value of the completed project, and as with land loans may be more difficult to liquidate, if necessary.

We make construction and land loans primarily to builders to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans regardless of whether the property used as collateral is under a sales contract. At March 31, 2025, real estate construction and land loans totaled $33.8 million, or 3.18% of our total loan portfolio, and were comprised of $10.8 million of speculative and presold construction loans, $4.6 million of land loans and $18.4 million of commercial/multi-family construction loans.

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

Loans on land under development or raw land held for future construction, including lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to develop, sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. There were no non-performing real estate construction and land loans at March 31, 2025. A material increase in non-performing real estate construction and land loans could have a material adverse effect on our financial condition and results of operation.

Commercial and multi-family real estate lending involves higher risks than real estate one-to-four family and other consumer lending, which exposes us to increased lending risks.

Our current business strategy includes an emphasis on commercial and multi-family real estate lending. This type of lending activity, while potentially more profitable than one-to-four family lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At March 31, 2025, we had $683.6 million of commercial and multi-family real estate loans, representing 64.4% of our total loan portfolio.

Commercial and multi-family real estate loans typically involve higher principal amounts than other types of loans, and some commercial borrowers maintain multiple loans with us. Consequently, an adverse development in any single loan or credit relationship can significantly heighten our exposure to potential losses, far more than the impact of a similar development in a one-to-four family residential mortgage loan. The repayment of  these loans relies on income generated from the property securing the loan. This income must sufficiently cover operational expenses and debt service. Economic fluctuations or shifts in local market conditions may adversely affect the property’s income, posing potential repayment challenges.  Moreover, a substantial portion of our commercial and multi-family real estate loans do not fully amortize and include substantial balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the property, potentially heightening the risk of default or non-payment. In the event of a foreclosure on a commercial or multi-family real estate loan, our holding period for the collateral tends to be more extended compared to one-to-four family residential loans. This elongated holding period results from a limited  pool of  potential purchasers for the collateral.

In recent years, the commercial real estate market has experienced substantial growth, with increased competition contributing to historically low capitalization rates and rising property values. However, the economic disruption caused by the COVID-19 pandemic significantly impacted this market. The pandemic also accelerated the adoption of remote work, which has led many companies to re-evaluate their long-term real estate needs. While some businesses are returning to traditional office environments, others are downsizing or shifting to hybrid models, creating uncertainty in demand for office spaces and other commercial properties. This trend could result in prolonged vacancies, declining rental income, and reduced property values, adversely affecting the performance of our commercial real estate portfolio. Federal banking regulators also  have raised concerns about weaknesses in the commercial real estate market. Failures in our risk management policies and controls could lead to higher delinquencies and losses, adversely affecting our business, financial condition, and results of operations.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At March 31, 2025, $97.7 million, or 9.19% of our total loan portfolio, consisted of real estate one-to-four family loans and home equity loans. We primarily base our lending decisions on the borrower’s repayment capacity and the collateral securing these loans, particularly with first-lien real estate one-to-four family loans. However, home equity lines of credit pose greater risks, especially those secured by a second mortgage, as the likelihood of full loan recovery in the event of default diminishes. Our ability to foreclose  on  such loans  depends upon  the property’s value which must cover both the primary mortgage and foreclosure costs.

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

At March 31, 2025, commercial business loans totaled $232.9 million, or 21.9% of total loans. These loans are primarily extended based on the borrower’s cash flow, with collateral provided by the borrower, serving as a secondary consideration. However, the predictability of the borrower’s cash flow can vary, and the value of collateral securing these loans may fluctuate. Collateral for commercial business loans typically includes equipment, inventory, accounts receivable, or other business assets. For loans secured by accounts receivable, the availability of funds for repayment relies heavily on the borrower’s ability to collect from its clients. Additionally, the value of other collateral, such as equipment, may depreciate over time, and could be challenging to appraise or liquidate, varying based on the nature of the business. Consequently, the availability of funds for loan repayment is significantly contingent on the success of the borrower’s business, which is often influenced by broader economic conditions and, to a lesser extent, the value of provided collateral.

Our ACL for loans may prove  insufficient to absorb losses in our loan portfolio. Future additions to our ACL, as well as charge-offs in excess of reserves, will reduce our earnings.

Lending money is a substantial part of our business and each loan carries risks, including that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. These risks are affected by, among other things:

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

Bank regulatory agencies also periodically review our ACL and may require an increase in the provision for possible credit losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination. If charge-offs in future periods exceed the ACL, we may need additional provisions to increase the ACL. Any increases in the ACL will reduce net income and may have a material adverse effect on our financial condition, results of operations, liquidity and capital.

Risks Related to Market and Interest Rate Changes

Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income, which is significantly affected by interest rates. Interest rates are highly sensitive to factors beyond our control, such as general economic conditions and policies set by governmental and regulatory bodies, particularly the Federal Reserve.  Increases in interest rates could reduce our net interest income, weaken the housing market by reducing refinancing activity and home purchases, and negatively affect the broader U.S. economy, potentially leading to slower economic growth or recessionary conditions.

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

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many financial institutions, we attempt to increase our proportion of deposits that are non-interest bearing or pay a relatively low rate of interest. However, attracting such deposits has been challenging with the current interest rate environment. At March 31, 2025, we had $315.5 million in non-interest bearing demand deposits and $222.1 million in certificates of deposit that mature within one year. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the value of our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. At March 31, 2025, we recorded a $13.3 million accumulated other comprehensive loss, which is reflected as a reduction to stockholders’ equity.

While we employ asset and liability management strategies to mitigate interest rate risk, unexpected, substantial, or prolonged rate changes could materially affect our financial condition and results of operations. Additionally, our interest rate risk models and assumptions may not fully capture the impact of actual rate changes on our balance sheet or projected operating results. See Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

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

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 321% of total risk-based capital at March 31, 2025. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

The USA PATRIOT Act and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. Additionally, any perceived or actual failure to prevent money laundering or terrorist financing activities could significantly damage our reputation. These outcomes could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

The effects of climate change continue to raise significant concerns about the state of the environment. However, under the current administration, federal policy has shifted to reduce emphasis on climate change initiatives and environmental regulations. This includes scaling back federal involvement in international agreements like the Paris Agreement and easing regulatory pressures on businesses, including banks, to address climate-related risks. Legislative and regulatory proposals aimed at combating climate change may face increased scrutiny or reduced priority under this administration.

The lack of empirical data regarding the financial and credit risks posed by climate change still makes it difficult to predict its specific impact on our financial condition and results of operations. However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us. For instance, such events may damage real property securing loans in our portfolios or reduce the value of that collateral. If our borrowers' insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of the collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our clients and the communities in which we operate. Regardless of changes in federal policy, the effects of climate change and their unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.

Risks Related to Cybersecurity, Data and Fraud

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our clients’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Additionally, as our cardholders use debit and credit cards for transactions with third parties or through third-party processing services, we face additional risks from data breaches in their systems or payment processors. Such breaches could expose our account information, leading to liabilities for fraudulent transactions, fines, and higher transaction fees. Breaches may also erode client trust, prompting shifts in payment methods and potential changes to our payment systems, which could incur higher costs.

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

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter clients from using our internet banking services that involve the transmission of confidential information. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our clients, our loss of business and/or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Company selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our clients and otherwise conduct our business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of client information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of clients and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a materially adverse effect on our financial condition and results of operations.

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

Our current and future uses of Artificial Intelligence (“AI”) and other emerging technologies may create additional risks.

The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance, and client trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations, or discriminatory outcomes in lending or client service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive client information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.

Operational risks also arise from potential system failures, over-reliance on AI, and integration challenges with existing infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring, and client support. Ethical and reputational risks, including unintended consequences or perceived unfairness in AI-driven decisions, may erode client trust and expose us to regulatory scrutiny.

Mitigating these risks requires a robust governance framework, regularly testing and auditing of AI models, and strong human oversight. Investments in cybersecurity, data privacy protections, and employee training are critical to managing these risks.

Risks Related to Accounting Matters

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment regarding the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in the Company reporting materially different results than would have been reported under a different alternative.

Certain accounting policies, most notably the ACL, are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates.  For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in this Form 10-K.

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

Risks Related to Merger and Acquisition Strategy

While acquisitions supplement our strategic growth objectives, they involve risks that may negatively impact our results of operations and financial condition.

As part of our general growth strategy, we periodically expand our business through acquisitions. While our primary focus remains on organic growth, we from time to time engage in discussions with potential acquisition targets in the ordinary course of business. There can be no assurance that we will successfully identify suitable acquisition candidates, complete acquisitions on acceptable terms, or effectively integrate acquired operations into our existing business or expand into new markets. Future acquisitions may dilute shareholder value or adversely impact our operating results during the integration process. Acquired operations may not achieve the same profitability levels as our existing operations or meet performance expectations. Additionally, transaction-related expenses could negatively affect our earnings and, in turn, the market value of our stock.

Acquiring banks, bank branches, or businesses involves several risks, including:

●	Exposure to potential asset quality issues or unknown and contingent liabilities associated with acquired institutions or assets, which, if underestimated, could materially and adversely affect our results of operations and financial condition;
●	Higher-than-expected deposit attrition or client loss;
●	Potential diversion of management’s time and attention from ongoing operations and strategic priorities;
●	Market fluctuations affecting acquisition pricing, which may limit our ability to pursue transactions in certain markets at valuations we consider acceptable;
●	Challenges associated with integrating systems, processes, and personnel of the acquired business into our operations. The integration process can be complex, time-consuming, and disruptive to acquired clients, and if not executed effectively, may delay or reduce expected economic benefits or lead to the loss of clients or employees, even if integration is otherwise successful;
●	The need to finance acquisitions, which may involve increased leverage through borrowings or the issuance of additional equity, potentially diluting the interests of existing shareholders;
●	The possibility that we may not be able to sustain our historical rate of growth or grow at all through future acquisitions; and
●	The requirement to record goodwill for acquisitions in excess of the fair value of net assets acquired, which must be tested for impairment at least annually and could result in future non-cash charges.

If any of these risks materialize, they could have a material adverse effect on our business, financial condition, results of operations, and stock price.

Risks Related to our Business and Industry General

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide products and services necessary for our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. If a vendor fails to meet its contractual obligations due to changes in its organizational structure, financial condition, support for existing products and services, strategic focus, or any other reason, our operations could be disrupted, potentially causing a material adverse impact on our financial condition and results of operations. Furthermore, we could be adversely affected if a vendor agreement is not renewed or is renewed on terms less favorable to us. Regulatory agencies also require financial institutions to remain accountable for all aspects of vendor performance, including activities delegated to third parties. Additionally, disruptions or failures in the physical infrastructure or operating systems supporting our business and clients, or cyber-attacks or security breaches involving networks, systems, or devices used by our clients to access our products and services, could result in client attrition, regulatory fines or penalties, reputational damage, reimbursement or compensation costs, and increased compliance expenses. Any of these outcomes could materially and adversely affect our financial condition and results of operations.

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

Additionally, collateralized public funds (state and local municipal deposits secured by investment-grade securities) help reduce contingent liquidity risk by being less credit-sensitive, however, the pledging of collateral to secure these funds limits their availability as a reserve source of liquidity. While these deposits have historically provided stable funding, their availability depends on the individual municipality’s fiscal policies and cash flow needs.

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

Regulatory Changes to Diversity, Equity and Inclusion (“DEI”) and Environmental, Social and Governance (“ESG”) Practices May Adversely Impact Our Reputation, Compliance Costs, and Business Operations.

In March 2025, the federal government issued a new executive order titled "Ending Illegal Discrimination and Restoring Merit-Based Opportunity," which rescinded prior directives promoting DEI, including Executive Order 11246 applicable to federal contractors. The new order directs agencies to investigate and take enforcement action against DEI practices deemed inconsistent with federal nondiscrimination laws, signaling a shift in regulatory priorities that could materially impact financial institutions.

As a provider of financial services, we are subject to heightened scrutiny from regulators, investors, and the public regarding our governance, hiring practices, and commitment to ESG and DEI principles. The revised regulatory environment may prompt reexamination of our employment practices, vendor selection criteria, training programs, and client-facing disclosures. In particular, financial institutions engaged in government contracting or receiving federal program support may face added compliance exposure.

Any required adjustments to our DEI or ESG strategies, such as modifications to workforce diversity goals, community lending initiatives, or supplier diversity programs, could increase operational complexity and legal risk. Federal agencies may issue updated guidance, reassess existing supervisory frameworks, or pursue enforcement actions based on perceived violations of the revised standards. At the same time, some states continue to require affirmative action policies or corporate diversity reporting, adding further complexity.

Failure to comply with the current regulatory framework could result in reputational damage, litigation, regulatory investigations, or limitations on our participation in federal programs. Conversely, a perceived retreat from DEI commitments could negatively affect our reputation with institutional investors, ratings agencies, community stakeholders, and current or prospective employees. ESG ratings firms may also downgrade assessments, potentially affecting our access to capital or increasing cost of funds.

Given the prominent role ESG and DEI considerations play in financial services, particularly in governance and risk oversight, we must continuously evaluate and align our practices with both regulatory expectations and stakeholder priorities. Misalignment in either direction could adversely affect our brand, employee engagement, client relationships, and financial performance.

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

Competition for qualified employees in the banking industry is intense, with a limited pool of candidates experienced in community banking. Our success relies on attracting and retaining skilled management, loan origination, finance, administrative, marketing, and technical personnel, as well as on the continued contributions of key executives and other critical employees. Losing any of these individuals could result in a challenging transition period and negatively impact our operations. Additionally, the experience and client relationships of our banking facility managers are vital to maintaining strong connections with the communities we serve. The loss of these key personnel or directors nearing retirement without suitable replacements could adversely affect our business.

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

The risk assessment process is designed to identify assets requiring risk reduction strategies and includes an evaluation of the key factors applicable to the operation. The Company conducts a variety of information security assessments throughout the year, both internally and through third-party specialists. These assessments include regular penetration testing and periodic third-party audits to validate the effectiveness of our controls.

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

Governance

Our Board of Directors articulates the Company's attitude towards risk. Associated risk metrics are monitored quarterly by Management and reported to the Audit Committee of the Board and the Board of Directors. Management measures and reports inherent risk, mitigating controls, residual risk and emerging risk for various key risk categories, inclusive of cybersecurity and information security risks, on at least a quarterly basis.

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

We maintain relevant expertise within the Bank's management team to manage cybersecurity risks. In particular, the Board has appointed a Chief Information Security Officer (CISO). Together with the Director of Risk Management, they provide direction and oversight for information and cyber-security related activities across the Company—including existing and emerging initiatives, service provider arrangements, incident response, business continuity management, staff training, monitoring of key controls and adjusting the information security program in response to changes in operations and internal/external threats and vulnerabilities. In this role, the CISO leverages 24 years of information technology experience and has maintained various applicable cybersecurity and IT audit certifications.

Our Information Security Management team, among other things, is responsible for conducting risk assessments, designing the Information Security Program to manage identified risks based on information sensitivity and the Company’s operational complexity, overseeing service provider arrangements, and managing risks associated with third-party service providers by conducting due diligence prior to engagement and ongoing monitoring of vendors’ security practices, including their ability to prevent, detect, and respond to cybersecurity threats. They also establish risk-based response programs for incidents of unauthorized access, providing staff training, conducting testing of key controls, systems, and procedures, and adjusting the program in response to changes in people, processes, technology, sensitive information, threats, and the business environment (e.g., mergers, acquisitions, alliances, joint ventures, or outsourcing arrangements).

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

The Board receives regular updates from the CISO and Director of Risk Management regarding cybersecurity threats and program enhancements. In evaluating its oversight capabilities, the Board considers relevant cybersecurity expertise among its members and provides ongoing training where appropriate.

As of the date of this report, the Company has not experienced any cybersecurity incidents that have had a material impact on its business strategy, financial condition, or results of operations.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street. The Company’s operational center is also located in Vancouver, Washington. Both offices are leased. At March 31, 2025, the Bank operated ten offices located in Clark County, Washington (two of which are leased), two offices in Klickitat County, Washington and one office in Skamania County, Washington. The Bank also has two offices in Multnomah County, Oregon, one leased office in Washington County, Oregon and one office in Marion County, Oregon. In addition, at March 31, 2025, the Trust Company had one office located within the Company’s leased executive offices and one leased office in Clackamas County, Oregon. In the opinion of management, all properties are adequately covered by insurance, are in good repair, and are appropriately designed and utilized for their present and future use.

Item 3.  Legal Proceedings

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. These include, but are not limited to, claims to enforce liens, condemnation proceedings on properties securing the Company’s loans, and claims related to the origination and servicing of real estate loans and other matters incidental to the Company’s operations. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, results of operations or liquidity of the Company. For additional information on the Company’s litigation, see Note 16, Commitments and Contingencies – Litigation, of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “RVSB.” At June 12, 2025, there were 524 stockholders of record and an estimated 2,598 holders in nominee or “street name” through various brokerage firms.

Dividends

Riverview has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors including required payments on our trust preferred securities.  During fiscal 2025, our Board of Directors declared regular quarterly dividends of $0.02 per share.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods.  Dividends on common stock from Riverview depend substantially upon receipt of dividends from the Bank, which is Riverview’s predominant source of income. Management’s projections show an expectation that cash dividends will continue for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth the Company’s repurchases of its outstanding common stock for the quarter ended March 31, 2025:

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
January 1, 2025 - January 31, 2025	143,798	$5.70	143,798	$83,771
February 1, 2025 - February 29, 2025	14,760	5.68	14,760	—
March 1, 2025 - March 31, 2025	—	—	—	—
Total	158,558	$5.70	158,558	$—

On September 26, 2024, the Company’s Board of Directors announced the adoption of a stock repurchase program (the “September 2024 repurchase program”), authorizing the Company to purchase up to $2.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The September 2024 repurchase program became effective on October 29, 2024 and was set to continue until the earlier of the completion of the repurchase limit or 12 months after the effective date, depending upon market conditions. The Company completed the September 2024 repurchase program on February 5, 2025, having repurchased a total of 358,631 shares at an average price of $5.58 per share and at a total cost of $2.0 million. All shares repurchased under the September 2024 repurchase program were retired as settled.

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

Allowance for Credit Losses

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

Fair Value Accounting and Measurement

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

Certain loans included in the loan portfolio were evaluated individually for a loss reserve at March 31, 2025. Accordingly, loans evaluated individually were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Loans that are individually evaluated require judgment and estimates, and the eventual outcomes may differ from those estimates. A reserve for such loans is determined based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

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

The Company performed its annual goodwill impairment test as of October 31, 2024. The goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach, the whole bank transaction approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 10.0%, a net interest margin that approximated 3.3% and a return on assets that ranged from 0.32% to 1.14% (average of 0.78%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 13.84% utilized for our cash flow estimates and a terminal value estimated at 1.8 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk-free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The whole bank transaction approach estimates fair value by applying key financial variables in transactions involving acquisitions of similar institutions. In applying the whole bank transaction approach method, the Company identified transactions that occurred during the calendar 2024 and other relevant published data utilizing a multiple of 1.25 times price to book value. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 0.90 times book value, a market multiple of 1.00 times tangible book value, due to comparable bank volatility its belief that earnings multiples do not give meaningful results. The Company calculated a fair value of its reporting unit of $128.0 million using the corporate value approach, $177.0 million using the income approach, $186.0 million using the whole bank transaction approach and $200.0 million using the market approach, with a final concluded value of $182.0 million, with ten percent weight given to the corporate value approach and thirty percent weight given to the whole bank transaction, market approach and income approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

The Company also completed a qualitative assessment of goodwill as of March 31, 2025, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Accordingly, no goodwill impairment was recognized. However, future impairment charges could occur if adverse events or changes in circumstances arise, including, but not limited to: (i) a sustained decline in the Company’s stock price or that of peer institutions, (ii) revenue declines beyond current forecasts, (iii) significant adverse changes in the operating environment for the financial industry, or (iv) increases in the value of the Company’s assets without a corresponding increase in the value of the reporting unit .

Additionally, changes in circumstances at or after the measurement date, or changes in the assumptions and estimates used in assessing goodwill, could result in a partial or full impairment of goodwill. While any such impairment charge would adversely affect the Company’s financial condition and results of operations, it would not impact the Company’s liquidity, operations, or regulatory capital ratios.

For additional information concerning critical accounting policies, see Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." and the following:

Operating Strategy and Selected Financial Information

Fiscal year 2025 marked the 101st anniversary for Riverview Bank, which opened for business in 1923. Our primary business strategy is to provide comprehensive banking and related financial services within our primary market area. The Company’s goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular, commercial real estate and commercial business loans), increasing core deposit balances, managing problem assets, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Execution of our Business Plan. The Company remains focused on expanding its loan portfolio, particularly higher-yielding commercial and construction loans, and growing its core deposit base by deepening client relationships throughout its primary market areas. While residential real estate lending was historically a primary focus, the Company has diversified its loan portfolio in recent years through the strategic growth of its commercial and construction loan portfolios. In fiscal year 2021, the Company ceased originating one-to-four family residential real estate loans but continues to purchase such loans consistent with its asset/liability management objectives. At March 31, 2025, commercial and construction loans represented 89.5% of total loans. Commercial lending, including CRE, generally involves greater credit risk than residential lending. However, these risks are often compensated by higher interest margins and fee income, contributing to enhanced loan portfolio profitability. To support its growth and profitability objectives, the Company is committed to a relationship-based banking model designed to strengthen client loyalty, identify new lending opportunities, and improve client-level profitability through cross-selling deposit, treasury management, and other banking services. The Company continues to build its core deposit base by offering competitive products, enhancing digital banking capabilities, and prioritizing high-quality client service. Additionally, the Company seeks to expand its banking franchise through de novo branch development, selective acquisitions of branches or loan portfolios, and whole bank transactions that align with its strategic and financial goals.

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in our strong asset quality and credit metrics in fiscal year 2025. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its clients more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in client use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and new deposit products. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each client’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $877.9 million and $961.8 million at March 31, 2025 and March 31, 2024, respectively. The Company also offers a third-party identity theft product to its clients. The identity theft product assists our clients in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers a variety of deposit products, including personal checking, savings, and money market accounts, which generally represent lower-cost and more stable sources of funding compared to certificates of deposit. These core deposits are less sensitive to interest rate fluctuations and play a key role in supporting the Company’s funding and liquidity strategy. To strengthen its funding base, the Company continues to prioritize the growth of core deposits over higher-cost funding sources, such as brokered deposits, FHLB advances, and FRB borrowings. This approach supports loan growth while helping to manage interest expense and reduce reliance on more volatile wholesale funding sources.  A key element of this strategy is enhancing and deepening client relationships. The Company believes its continued focus on relationship banking will support the expansion of both core deposits and locally sourced retail certificates of deposit. In particular, the Company seeks to grow demand deposits by building business banking relationships, supported by a suite of expanded product offerings tailored to meet the specific needs of its business clients. To further encourage growth in lower-cost deposits, the Company has invested in technology-based solutions designed to improve the client experience and support cash management needs. These include personal financial management tools, business cash management services, and remote deposit capture products, which allow the Company to effectively compete with financial institutions of all sizes. As of March 31, 2025, core branch deposits increased $2.2 million compared to March 31, 2024, reflecting the Company’s concentrated efforts to retain and grow deposits in light of the strong completion within its market area. Core branch deposits accounted for 98.1% of total deposits at March 31, 2025 compared to 98.0% at March 31, 2024.

Recruiting and Retaining Highly Competent Personnel with a Focus on Commercial Lending. The Company’s ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary client service and seeking opportunities to build further relationships with its clients. The goal is to compete with other financial service providers by relying on the strength of the Company’s client service and relationship banking approach. The Company believes that one of its strengths is that its employees are also shareholders through the Company’s ESOP and 401(k) plans.

Selected Financial Data: The following financial condition data as of March 31, 2025 and 2024 and operating data and key financial ratios for the fiscal years ended March 31, 2025, 2024, and 2023 have been derived from the Company’s audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with this  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included in this Form 10-K.

	At March 31,
	2025	2024

	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$1,513,323	$1,521,529
Loans receivable, net	1,047,086	1,008,649
Investment securities available for sale	119,436	143,196
Investment securities held to maturity	203,079	229,510
Cash and cash equivalents	29,414	23,642
Deposits	1,232,328	1,231,679
FHLB advances	76,400	88,304
Shareholders’ equity	160,014	155,588

	Year Ended March 31,
	2025	2024	2023

	(Dollars in thousands, except per share data)
OPERATING DATA:

Interest and dividend income	$58,962	$56,555	$55,666
Interest expense	22,618	18,469	4,060
Net interest income	36,344	38,086	51,606
Provision for credit/loan losses (1)	100	—	750
Net interest income after provision for credit/loan losses	36,244	38,086	50,856
Other non-interest income	14,256	10,242	12,194
Non-interest expense	44,262	43,727	39,371
Income before income taxes	6,238	4,601	23,679
Provision for income taxes	1,335	802	5,610
Net income	$4,903	$3,799	$18,069

Earnings per share:
Basic	$0.23	$0.18	$0.84
Diluted	0.23	0.18	0.83
Dividends per share	0.080	0.240	0.240
(1)	The Company adopted the CECL methodology on April 1, 2023, in accordance with ASC 326. Financial results and disclosures for periods prior to adoption continue to reflect the incurred loss methodology under previously applicable GAAP. As a result, amounts reported for prior periods are not directly comparable to those calculated under the CECL methodology.

	At or For the Years Ended March 31,
	2025	2024	2023
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	0.32%	0.24%	1.08%
Return on average equity	3.09	2.43	11.71
Dividend payout ratio (1)	34.78	133.33	28.92
Interest rate spread	1.88	2.00	3.12
Net interest margin	2.54	2.56	3.26
Non-interest expense to average assets	2.91	2.78	2.36
Efficiency ratio (2)	87.47	90.48	61.71
Average equity to average assets	10.43	9.91	9.25

Asset Quality Ratios:
Allowance for credit/loan losses to total loans at end of period (3)	1.45	1.50	1.52
Allowance for credit/loan losses to nonperforming loans (3)	9,918.71	8,631.46	826.62
Net charge-offs (recoveries) to average outstanding loans during the period	(0.01)	—	—

Ratio of nonperforming assets to total assets	0.01	0.01	0.12
Ratio of nonperforming loans to total loans	0.01	0.02	0.18

Capital Ratios:
Total capital to risk-weighted assets	16.48	16.32	16.94
Tier 1 capital to risk-weighted assets	15.23	15.06	15.69
Common equity tier 1 capital to risk-weighted assets	15.23	15.06	15.69
Leverage ratio	11.10	10.29	10.47

(1)	Dividends per share divided by diluted earnings per share.
(2)	Non-interest expense divided by the sum of net interest income and non-interest income.
(3)	The Company adopted the CECL methodology on April 1, 2023, in accordance with ASC 326. Financial results and disclosures for periods prior to adoption continue to reflect the incurred loss methodology under previously applicable GAAP. As a result, amounts reported for prior periods are not directly comparable to those calculated under the CECL methodology.

Comparison of Financial Condition at March 31, 2025 and 2024

Cash and cash equivalents, including interest-earning deposits in other banks, totaled $29.4 million at March 31, 2025 compared to $23.6 million at March 31, 2024. Fluctuations in cash balances are typical due to funding requirements, deposit activity and investments in securities.  In accordance with the Company’s asset/liability management strategy and liquidity objectives, surplus cash may be used to acquire investment securities, contingent on prevailing interest rates and other factors. Additionally, a portion of excess cash is invested in short-term certificates of deposit for investment purposes, all of which are fully insured by the FDIC. There were no certificates of deposits held for investment at both March 31, 2025 and 2024.

Investment securities totaled $322.5 million and $372.7 million at March 31, 2025 and 2024, respectively. The decrease was due to normal pay downs, calls and maturities. The Company did not make any purchases of investment securities during fiscal 2025, instead prioritizing deployment of available funds into its loan portfolio. For additional information on the Company’s investment securities, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans receivable, net, totaled $1.05 billion at March 31, 2025, compared to $1.01 billion at March 31, 2024, an increase of $38.4 million. The increase was primarily attributable to increases in multi-family loans of $20.7 million, commercial real estate loans of $8.7 million and commercial business loans of $3.5 million, consistent with the Company’s strategic focus on expanding its commercial lending platform. In addition, other installment loans increased of $12.8 million due to purchased consumer loans of $15.6 million during the fiscal year ended 2025. These increases were partially offset by a decrease in real estate construction loans of $7.4 million reflecting the completion and pay-off of projects originated in prior periods.

The Company no longer originates real estate one-to-four family loans but may, from time to time, purchase such loans consistent with its asset/liability management objectives. Additionally, the Company supplements its commercial loan originations and enhances portfolio diversification through the purchase of commercial business loans. These purchased loans are originated by third-parties located outside of the Company’s primary market area and totaled $35.3 million and $27.2 million at March 31, 2025 and 2024, respectively.

The Company also purchases the guaranteed portion of SBA originated loans as part of its strategy to diversify the loan portfolio and enhance yields relative to cash and other short-term investments. These SBA loans are originated by other financial institutions outside of the Company’s primary market area and are purchased with servicing retained by the seller.  Because the purchased portions are fully guaranteed by the U.S. government, they carry minimal credit risk. At March 31, 2025, the Company’s purchased SBA loan portfolio was $46.7 million compared to $51.0 million at March 31, 2024.

Goodwill was $27.1 million at both March 31, 2025, and 2024. For additional information on our goodwill impairment testing, see “Goodwill Valuation” included in this Item 7.

Deposits totaled $1.23 billion at both March 31, 2025 and 2024. While overall deposit levels remained stable, there was a shift in the composition of the deposits. Increases in certificates of deposits of $36.5 million and money market accounts of $26.9 million were partially offset by decreases in non-interest checking accounts of $33.6 million, regular savings accounts of $24.4 million, and interest checking accounts of $4.8 million. The migration away from lower- or non-interest-bearing accounts toward time deposits and money market products is consistent with industry trends, as depositors seek to optimize returns on their funds. The Company had no wholesale-brokered deposits at March 31, 2025 and 2024. Core branch deposits accounted for 98.1% of total deposits at March 31, 2025 compared to 98.0% at March 31, 2024. The Company remains focused on building and retaining core deposit relationships through targeted client engagement strategies and competitive product offerings, rather than relying on wholesale funding sources.

FHLB advances decreased $11.9 million to $76.4 million at March 31, 2025 compared to $88.3 million at March 31, 2024. FHLB advances at March 31, 2025 were comprised of overnight advances and short-term borrowings of $51.4 million and $25.0 million, respectively. In contrast, all FHLB advances at March 31, 2024 were comprised entirely of overnight advances. While overall FHLB borrowing declined, the Company continued to strategically utilize available FHLB advances, particularly short-tern advances, to support loan originations and manage liquidity in accordance with its asset/liability objectives.

Shareholders’ equity increased $4.4 million to $160.0 million at March 31, 2025 from $155.6 million at March 31, 2024. The increase was mainly attributable to net income of $4.9 million recorded during fiscal year 2025 and an improvement in other comprehensive income of $2.8 million, which reflected a reduction in unrealized holding losses on securities available for sale, net of tax.  These increases were partially offset by cash dividend payments totaling $1.7 million and the repurchase of 358,631 shares of common stock at a total cost of $2.0 million.

Comparison of Operating Results for the Years Ended March 31, 2025 and 2024

Net Income. Net income was $4.9 million, or $0.23 per diluted share, for the fiscal year ended March 31, 2025, compared to $3.8 million, or $0.18 per diluted share, for the fiscal year ended March 31, 2024. The Company’s net income increased primarily as a result of an increase in interest income of $2.4 million and non-interest income on $4.0 million. The increase in non-interest income was primarily due to a loss on sales of available for sale investment securities of $2.7 million as part of a balance sheet restructure completed during the fourth quarter of fiscal 2024, that was not present during fiscal year ended March 31, 2025. In addition, net income was also impacted by an increase in interest expense of $4.1 million for fiscal year ended March 31, 2025 compared to the prior fiscal year due to increased interest paid on deposits, partially offset by a decrease in interest paid on borrowings.

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

Net interest income for fiscal 2025 decreased $1.7 million, or 4.57%, to $36.3 million compared to $38.1 million in fiscal 2024. The decrease was primarily due to increased interest expense on deposits.  Net interest margin for the fiscal year ended March 31, 2025 was 2.54% compared to 2.56% for the prior fiscal year. The decrease in the net interest margin was primarily attributable the increase in interest expense on deposits and the decrease in total average interest earning assets.

Interest and Dividend Income. Interest and dividend income increased $2.4 million to $59.0 million for the fiscal year ended March 31, 2025 from $56.6 million for the fiscal year ended March 31, 2024. The increase was primarily related to the increase in interest and fees on loans receivable due to the overall increase in average balance of and yield on total net loans. Interest and fees on loans receivable increased $4.6 million to $50.6 million at March 31, 2025 compared to $46.0 million at March 31, 2024.  The average balance of loans receivable increased $33.0 million to $1.04 billion compared to $1.01 billion at March 31, 2024.  The average yield on loans increased 30 basis points to 4.85% at March 31, 2025 compared to 4.55% at March 31, 2024.

Interest earned on investment securities decreased $2.1 million for the fiscal year ended March 31, 2025, compared to the prior fiscal year. The decrease was primarily the result of a $91.0 million decline in the average balance of investment securities  to $370.0 million for fiscal year ended March 31, 2025, compared to $461.1 million for fiscal year ended March 31, 2024. This decline reflects, in part, the Company’s balance sheet restructuring during the fourth quarter of fiscal 2024, which included the sale of approximately $46.2 million of lower-yielding available for sale investment securities. The remaining decrease in the investment portfolio resulted from normal paydowns and maturities. The average yield on investment securities was 1.96% for the fiscal year ended March 31, 2025 compared to 2.02% for the prior fiscal year.

Interest Expense. Interest expense for the fiscal year ended March 31, 2025 totaled $22.6 million, a $4.1 million or 22.46% increase from $18.5 million for the fiscal year ended March 31, 2024.

Interest expense on deposits increased $7.0 million for fiscal year ended March 31, 2025, compared to the prior fiscal year primarily due to the increase in the average rates paid on all deposit accounts, as well as an increase in the average balance of certificates of deposits. The average rate paid on certificates of deposit increased 91 basis points to 3.78% for the fiscal year ended March 31, 2025 compared to 2.87% for the prior fiscal year. The average balance of certificates of deposit increased $64.6 million for the fiscal year ended March 31, 2025 compared to the prior fiscal year. The average rate paid on all interest bearing deposits increased 77 basis points to 1.74% for fiscal year ended March 31, 2025, compared to 0.97% for the prior fiscal year.

Interest expense on borrowings decreased $2.9 million for the fiscal year ended March 31, 2025 compared to the prior fiscal year due primarily to a decrease in the average balance of FHLB advances. The average balance of FHLB advances decreased to $99.0 million for fiscal year ended March 31, 2025 compared to $146.6 million for the same period in the prior year. The weighted average interest rate on FHLB advances decreased to 5.17% for the fiscal year ended March 31, 2025 compared to 5.40% for the prior fiscal year.

Provision for credit losses. The Company recorded a provision for credit losses of $100,000 for the fiscal year ended March 31, 2025 compared to no provision for credit losses for the fiscal year ended March 31, 2024. The provision recorded in fiscal 2025, primarily reflects growth in the loan portfolio. In contrast, the absence of a provision in fiscal 2024  was based on management’s assumptions related to the economic outlook, including the impact of national and global events, such as regional bank failures, which influenced the forecast at that time. Expected credit loss estimates incorporate a variety of qualitative and quantitative factors, including borrower-specific information, changes in internal risk ratings, projected delinquencies, and the anticipated effects of economic conditions on borrowers' ability to repay.

At March 31, 2025, the Company had an ACL of $15.4 million, or 1.45% of total loans, compared to $15.4 million, or 1.50% of total loans at March 31, 2024. Net charge-offs totaled $90,000 for the fiscal year ended March 31, 2025, compared to net recoveries of $13,000 for the prior fiscal year. At March 31, 2025, the Company’s ACL was more than sufficient to cover nonperforming loans, with a coverage ratio exceeding 9,900%, compared to 8,600% at the end of the prior fiscal year.

Non-Interest Income. Non-interest income increased $4.0 million to $14.3 million for the fiscal year ended March 31, 2025 from $10.2 million for fiscal year 2024. The increase was primarily attributable to the absence of a $2.7 million loss on the sale of available for sale investment securities that occurred in fiscal 2024 as part of a balance sheet restructuring. In addition, fiscal 2025 results included approximately $844,000 in other non-interest income related to a legal expense recovery from settled litigation in the prior year and $261,000 in income related to a BOLI death benefit. The Company also recorded an increase of $578,000 in asset management fee income. These increases were partially offset by a $267,000 decrease in fees and service charges, due to lower transaction activity.

Non-Interest Expense. Non-interest expense increased $535,000 million to $44.3 million for the year ended March 31, 2025 from $43.7 million for fiscal 2024. The increase was primarily due to higher salaries and employee benefits of $1.9 million, which reflected merit-based salary adjustments.  Additionally, occupancy and depreciation expense increased $688,000, mainly due to higher computer software, depreciation, repair and maintenance expenses as the Company continues to update and modernize certain branch locations. A one-time lease termination fee was also incurred in September 2024 in connection with the Company’s purchase of its Orchards branch location. Professional fees increased $425,000 due to additional consulting fees. These increases were partially offset by a $2.6 million decrease in other non-interest expense, primarily reflecting the absence of litigation related accruals that were recognized in the prior fiscal year, as well as higher recoveries of previously expensed fraud losses. This decrease was partially offset by increased accruals for business and occupation taxes. For further information regarding litigation, see “Note 16. Commitments and Contingencies.”

Income Taxes. The provision for income taxes was $1.3 million and $802,000 for the fiscal years ended March 31, 2025 and 2024, respectively. The increase in the provision for income taxes was due to higher pre-tax income for the fiscal year ended March 31, 2025 compared to the same period in the prior year. The effective tax rate was 21.4% for the fiscal year ended March 31, 2025 compared to 17.8% for the fiscal year ended March 31, 2024. The year-over-year increase in the effective tax rate was primarily attributable to changes in the mix of taxable income across state and local jurisdictions, which impacts the overall apportionment of income and related tax liability. At March 31, 2025, the Company reported a net deferred tax asset of $8.6 million. Management evaluated the realizability of this asset and concluded that no valuation allowance was required, as it is more likely than not that the deferred tax asset will be fully realized based on projected future taxable income and available tax planning strategies. See “Note 10. Income Taxes” for further discussion of the Company’s income taxes.

Comparison of Operating Results for the Years Ended March 31, 2024 and 2023

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, previously filed with the SEC.

Average Balance Sheet. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using daily average balances during such period. Non-accruing loans were included in the average loan amounts outstanding. Loan fees, net, of $1.4 million, $1.3 million and $2.4 million were included in interest income for the years ended March 31, 2025, 2024 and 2023, respectively.

	Years Ended March 31,
	2025			2024			2023
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$780,947	$37,882	4.85%	$758,809	$34,523	4.55%	$760,821	$34,694	4.56%
Non-mortgage loans	263,423	12,739	4.84	252,611	11,508	4.56	246,224	10,050	4.08
Total net loans (1)	1,044,370	50,621	4.85	1,011,420	46,031	4.55	1,007,045	44,744	4.44

Investment securities (2)	370,027	7,260	1.96	461,055	9,315	2.02	472,396	9,129	1.93
Interest-bearing deposits in other banks	12,429	600	4.83	10,956	566	5.16	100,694	1,773	1.76
Other earning assets	6,244	563	9.02	8,571	726	8.47	3,696	103	2.79
Total interest-earning assets	1,433,070	59,044	4.12	1,492,002	56,638	3.80	1,583,831	55,749	3.52

Non-interest-earning assets:
Office properties and equipment, net	23,198			23,337			19,621
Other non-interest-earning assets	64,714			60,044			63,511
Total assets	$1,520,982			$1,575,383			$1,666,963

Interest-bearing liabilities:
Savings accounts	$175,102	$170	0.10%	$217,538	$132	0.06%	$308,840	$219	0.07%
Interest checking accounts	261,475	2,606	1.00	243,904	785	0.32	286,627	89	0.03
Money market accounts	224,076	4,162	1.86	233,749	2,860	1.22	266,795	415	0.16
Certificates of deposit	221,725	8,375	3.78	157,126	4,508	2.87	103,484	779	0.75
Total interest-bearing deposits	882,378	15,313	1.74	852,317	8,285	0.97	965,746	1,502	0.16

Junior subordinated debentures	27,045	2,029	7.50	26,959	2,109	7.82	26,873	1,368	5.09
FHLB advances	99,020	5,123	5.17	146,555	7,917	5.40	21,046	1,027	4.88
Other interest-bearing liabilities	2,147	153	7.13	2,211	158	7.15	2,271	163	7.18
Total interest-bearing liabilities	1,010,590	22,618	2.24	1,028,042	18,469	1.80	1,015,936	4,060	0.40

Non-interest-bearing liabilities:
Non-interest-bearing deposits	337,741			376,694			480,029
Other liabilities	14,081			14,510			16,757
Total liabilities	1,362,412			1,419,246			1,512,722
Shareholders’ equity	158,570			156,137			154,241
Total liabilities and shareholders’ equity	$1,520,982			$1,575,383			$1,666,963
Net interest income		$36,426			$38,169			$51,689
Interest rate spread			1.88%			2.00%			3.12%
Net interest margin			2.54%			2.56%			3.26%
Ratio of average interest-earning assets to average interest-bearing liabilities			141.81%			145.13%			155.90%
Tax-Equivalent Adjustment (3)		$82			$83			$83

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income calculated based on a combined federal and state tax rate of 24% for all three years.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024, and the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume). Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands). The changes noted in the table below include tax equivalent adjustments, and as a result, will not agree to the amounts reflected on the Company’s consolidated statements of income for the categories that have been adjusted to reflect tax equivalent income.

	Year Ended March 31,
	2025 vs 2024			2024 vs. 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total
			Increase			Total
	Volume	Rate	(Decrease)	Volume	Rate	Increase
Interest Income:
Mortgage loans	$1,030	$2,329	$3,359	$(94)	$(77)	$(171)
Non-mortgage loans	506	725	1,231	264	1,194	1,458
Investment securities (1)	(1,786)	(269)	(2,055)	(226)	412	186
Interest-earning deposits in other banks	72	(38)	34	(2,542)	1,335	(1,207)
Other earning assets	(207)	44	(163)	245	378	623
Total interest income	(385)	2,791	2,406	(2,353)	3,242	889

Interest Expense:
Regular savings accounts	(30)	68	38	(59)	(28)	(87)
Interest checking accounts	59	1,762	1,821	(15)	711	696
Money market accounts	(124)	1,426	1,302	(59)	2,504	2,445
Certificates of deposit	2,183	1,684	3,867	577	3,152	3,729
Junior subordinated debentures	7	(87)	(80)	4	737	741
FHLB advances	(2,470)	(324)	(2,794)	6,770	120	6,890
Other interest-bearing liabilities	(5)	—	(5)	(4)	(1)	(5)
Total interest expense	(380)	4,529	4,149	7,214	7,195	14,409
Net interest income	$(5)	$(1,738)	$(1,743)	$(9,567)	$(3,953)	$(13,520)

(1)	Interest on municipal securities is presented on a fully tax-equivalent basis.

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

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than real estate one-to-four family loans, and accordingly reduce the Company’s exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $477.8 million or 44.97% of total loans at March 31, 2025, as compared to $435.7 million or 42.55%  of total loans at March 31, 2024. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers’ preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed-rate loans. See Item 1. “Business - Lending Activities – Real Estate Construction “ and “- Lending Activities - Consumer Lending.”

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2025, the combined investment portfolio carried at $322.5 million had an average life of 5.7 years. Adjustable rate mortgage-backed securities totaled $2.2 million at March 31, 2025 compared to $2.8 million at March 31, 2024. See Item 1. “Business – Investment Activities” for additional information.

Liquidity and Capital Resources

Liquidity is essential to our business. The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan clients, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank.

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

The Company’s primary sources of funds are client deposits, proceeds from principal and interest payments on loans, proceeds from the sale of loans, maturing securities, FHLB advances and FRB borrowings. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the fiscal year ended March 31, 2025, deposits remained relatively stable; however, the Bank utilized its funding sources primarily to support loan commitments and manage deposit withdrawals influenced by competitive and pricing pressures. At March 31, 2025, cash and cash equivalents and available for sale investment securities totaled $148.9 million, or 9.8% of total assets. Management believes that the Company’s security portfolio is of high quality and generally marketable. The level of liquid assets is influenced by the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. Its primary liquidity management strategy is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At March 31, 2025, the Bank had no advances from the FRB and maintained a credit facility with the FRB with available borrowing capacity of $297.3 million, subject to sufficient collateral. FHLB advances totaled $76.4 million at the same date, with additional borrowing capacity of $174.0 million, also subject to adequate collateral and stock investment. At March 31, 2025, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on the quality and risk rating of pledged loan collateral, and counterparties may adjust discount rates applied to such collateral at their discretion.

During the fiscal years ended March 31, 2025, deposits increased $649,000 compared to a decrease of $33.5 million for the fiscal year ended March 31, 2024. An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2025 and 2024, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for a depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $36.0 million, or 2.9% of total deposits, and $39.6 million, or 3.2% of total deposits, at March 31, 2025 and 2024, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $812.6 million, or 53.7% of total assets at March 31, 2025.

At March 31, 2025, the Company had total commitments of $102.6 million, which included commitments to extend credit of $5.5 million, unused lines of credit totaling $79.0 million, undisbursed construction loans totaling $16.6 million, and standby letters of credit totaling $1.6 million. For additional information regarding future financial commitments, see Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2025 totaled $222.1 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Partially offsetting these cash outflows are scheduled loan maturities of less than one year totaling $52.9 million at March 31, 2025.

The Company incurs capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and client retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during fiscal 2026 we expect cash expenditures of approximately $2.1 million for capital investment in premises and equipment.

Riverview, as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.02 per share, as approved by the Board of Directors, which management believes is a dividend rate per share which enables the Company to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during fiscal year 2026 at this rate of $0.02 per share, average total dividends paid each quarter would be approximately $420,000 based on the number of the Company’s outstanding shares at March 31, 2025. At March 31, 2025, Riverview had $5.7 million in cash to meet its liquidity needs.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At March 31, 2025, Riverview and the Bank were in compliance with all applicable capital requirements.  For additional information, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and Item 1. Business – Regulation and Supervision of the Bank.

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

The following table shows the approximate percentage change in net interest income as of March 31, 2025 over a 12 and 24-month period under several instantaneous changes in interest rate scenarios:

	Percent change in net	Percent change in net
	interest income (12	interest income (24
Change in interest rates	months)	months)
Up 400 basis points	(25.6)%	(4.4)%
Up 300 basis points	(19.4)%	(1.3)%
Up 200 basis points	(13.2)%	1.9%
Up 100 basis points	(6.1)%	7.2%
Base case	—	—%
Down 100 basis points	4.7%	11.4%
Down 200 basis points	8.0%	9.7%
Down 300 basis points	10.9%	7.2%
Down 400 basis points	10.5%	2.4%

As of March 31, 2025, the Company’s interest rate risk simulation model indicates that net interest income is more negatively affected by rising interest rates than it is positively impacted by falling rates, particularly over the short term. This is primarily due to the presence of a significant number of fixed-rate loans in the loan portfolio, which limits the repricing of interest-earning assets relative to interest-bearing liabilities. In a rising interest rate environment, net interest income is projected to decline over the first 12 months, as interest-bearing liabilities are expected to reprice more quickly than interest-earning assets. Conversely, in a falling interest rate environment, net interest income is expected to increase, as interest-bearing liabilities tend to reprice more rapidly than interest-earning assets.

The Company seeks to manage interest rate risk through active monitoring and adjustment of the repricing characteristics of its assets and liabilities. However, as with any method of measuring interest rate risk, the simulation model is subject to certain inherent limitations. For instance, assets and liabilities with similar maturities or repricing characteristics may respond differently to changes in market interest rates. Some rates may change in anticipation of or lag behind market rate movements, while others, such as ARM loans, include caps and lags that limit near-term rate adjustments. Additionally, changes in interest rates may materially alter client behaviors, such as prepayment speeds on loans or early withdrawals from time deposits, which may deviate significantly from the assumptions used in the model. As such, actual results could differ materially from those projected by the model.

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary (collectively, “the Company”) as of March 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America (U.S.).

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

Allowance for Credit Losses for Loans

Critical Audit Matter Description

As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses for loans as of March 31, 2025 was $15,374,000 on a total loan portfolio, net of deferred fees, of $1.06 billion. The allowance for credit losses for loans reflects an estimate of lifetime expected credit losses in the loan portfolio. The measurement of expected credit losses is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the Company’s loan portfolio.

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

How the Critical Audit Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included the following, among others:

●	We obtained an understanding of the relevant controls related to management’s establishment of the qualitative factors, its assessment, review and approval of the qualitative factors, and the data used in determining the qualitative factors.
●	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.
●	We tested the completeness and accuracy of the significant inputs into the model including the underlying data used to develop the qualitative factors and forecasts.
●	We validated the mathematical accuracy of the calculation.
●	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.
●	We performed analytical procedures to evaluate the directional consistency of changes that occurred in the allowance for credit losses for loans.

We have served as the Company’s auditor since 2015.

Lake Oswego, Oregon

June 12, 2025

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND 2024

(In thousands, except share and per share data)	2025	2024
ASSETS
Cash and cash equivalents (including interest earning deposits in other banks of $14,375 and $12,164)	$29,414	$23,642
Investment securities:
Available for sale, at estimated fair value	119,436	143,196
Held to maturity, at amortized cost (estimated fair value of $175,392 and $195,519)	203,079	229,510
Loans receivable (net of allowance for credit losses of $15,374 and $15,364)	1,047,086	1,008,649
Prepaid expenses and other assets	12,523	14,469
Accrued interest receivable	4,525	4,415
Federal Home Loan Bank (“FHLB”) stock, at cost	4,342	4,927
Premises and equipment, net	22,304	21,718
Financing lease right-of-use ("ROU") assets	1,125	1,202
Deferred income taxes, net	8,625	9,778
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	171	271
Bank owned life insurance ("BOLI")	33,617	32,676
TOTAL ASSETS	$1,513,323	$1,521,529

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,232,328	$1,231,679
Accrued expenses and other liabilities	14,777	16,205
Advance payments by borrowers for taxes and insurance	614	581
FHLB advances	76,400	88,304
Junior subordinated debentures	27,091	27,004
Finance lease liability	2,099	2,168
Total liabilities	1,353,309	1,365,941

COMMITMENTS AND CONTINGENCIES (See Note 16)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
March 31, 2025 – 20,976,200 shares issued and outstanding	208	211
March 31, 2024 – 21,111,043 shares issued and outstanding
Additional paid-in capital	53,392	55,005
Retained earnings	119,717	116,499
Accumulated other comprehensive loss	(13,303)	(16,127)
Total shareholders' equity	160,014	155,588
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,513,323	$1,521,529

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 2025, 2024 AND 2023

(In thousands, except share and per share data)	2025	2024	2023
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$50,621	$46,031	$44,744
Interest on investment securities – taxable	6,918	8,971	8,784
Interest on investment securities – nontaxable	260	261	262
Other interest and dividends	1,163	1,292	1,876
Total interest and dividend income	58,962	56,555	55,666

INTEREST EXPENSE:
Interest on deposits	15,313	8,285	1,502
Interest on borrowings	7,305	10,184	2,558
Total interest expense	22,618	18,469	4,060
Net interest income	36,344	38,086	51,606
Provision for credit losses	100	—	750
Net interest income after provision for credit losses	36,244	38,086	50,856

NON-INTEREST INCOME:
Fees and service charges	6,002	6,269	6,362
Asset management fees	5,906	5,328	4,734
Loss on sales of available for sale investment securities	—	(2,729)	—
Income from BOLI	941	891	821
BOLI death benefit in excess of cash surrender value	261	—	—
Other, net	1,146	483	277
Total non-interest income, net	14,256	10,242	12,194

NON-INTEREST EXPENSE:
Salaries and employee benefits	26,099	24,204	23,982
Occupancy and depreciation	7,560	6,872	6,171
Data processing	2,948	2,782	2,722
Amortization of CDI	100	108	116
Advertising and marketing	1,278	1,276	923
FDIC insurance premium	688	708	534
State and local taxes	1,042	1,010	896
Telecommunications	215	211	204
Professional fees	1,800	1,375	1,201
Other	2,532	5,181	2,622
Total non-interest expense	44,262	43,727	39,371

INCOME BEFORE INCOME TAXES	6,238	4,601	23,679
PROVISION FOR INCOME TAXES	1,335	802	5,610
NET INCOME	$4,903	$3,799	$18,069

Earnings per common share:
Basic	$0.23	$0.18	$0.84
Diluted	0.23	0.18	0.83
Weighted average number of common shares outstanding:
Basic	21,063,467	21,137,976	21,637,526
Diluted	21,063,467	21,139,322	21,646,101

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2025, 2024 AND 2023

(In thousands)	2025	2024	2023

Net income	$4,903	$3,799	$18,069

Other comprehensive income (loss):
Net unrealized holding gains (losses) from available for sale investment securities arising during the period, net of tax (expense) benefit of ($892), ($34), and $2,641, respectively	2,824	109	(8,359)

Reclassification adjustment of net loss from sales of available for sale investment securities included in net income, net of tax benefit of $0, ($655), and $0, respectively	—	2,074	—
Total other comprehensive income (loss), net	2,824	2,183	(8,359)

Total comprehensive income, net	$7,727	$5,982	$9,710

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2025, 2024 AND 2023

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance April 1, 2022	22,127,396	$221	$62,048	$104,931	$(9,951)	$157,249

Net income	—	—	—	18,069	—	18,069
Cash dividend on common stock ($0.24 per share)	—	—	—	(5,174)	—	(5,174)
Exercise of stock options	1,511	—	4	—	—	4
Common stock repurchased	(975,666)	(9)	(6,697)	—	—	(6,706)
Restricted stock grants and forfeited, net	68,719	—	—	—	—	—
Stock-based compensation expense	—	—	390	—	—	390
Purchase of subsidiary shares from non-controlling interest	—	—	(234)	—	—	(234)
Other comprehensive loss, net	—	—	—	—	(8,359)	(8,359)
Balance March 31, 2023	21,221,960	212	55,511	117,826	(18,310)	155,239

Adjustment to retained earnings, net of tax; adoption of ASU 2016-13	—	—	—	(53)	—	(53)
Net income	—	—	—	3,799	—	3,799
Cash dividend on common stock ($0.24 per share)	—	—	—	(5,073)	—	(5,073)
Exercise of stock options	12,799	—	36	—	—	36
Common stock repurchased	(109,162)	(1)	(576)	—	—	(577)
Restricted stock grants and forfeited, net	(14,554)	—	—	—	—	—
Stock-based compensation expense	—	—	34	—	—	34
Other comprehensive income, net	—	—	—	—	2,183	2,183
Balance March 31, 2024	21,111,043	211	55,005	116,499	(16,127)	155,588

Net income	—	—	—	4,903	—	4,903
Cash dividend on common stock ($0.08 per share)	—	—	—	(1,685)	—	(1,685)
Common stock repurchased	(358,631)	(3)	(1,997)	—	—	(2,000)
Restricted stock grants and forfeited, net	223,788	—	—	—	—	—
Stock-based compensation expense	—	—	384	—	—	384
Other comprehensive income, net	—	—	—	—	2,824	2,824
Balance March 31, 2025	20,976,200	$208	$53,392	$119,717	$(13,303)	$160,014

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2025, 2024 AND 2023

(In thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,903	$3,799	$18,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,327	2,761	2,693
Purchased loans amortization , net	82	75	27
Provision for credit losses	100	—	750
Provision (benefit) for deferred income taxes	261	(165)	(144)
Stock-based compensation expense	384	34	390
Increase (decrease) in deferred loan origination fees, net of amortization	(318)	273	(92)
Net loss on sales of investment securities available for sale	—	2,729	—
Income from BOLI	(941)	(891)	(821)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	1,092	3,234	(3,604)
Accrued interest receivable	(110)	375	(140)
Accrued expenses and other liabilities	(510)	530	(3,553)
Net cash provided by operating activities	8,270	12,754	13,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan (originations) repayments, net	(20,115)	(6,392)	32,755
Purchases of loans receivable	(18,186)	(9,101)	(51,102)
Principal repayments on investment securities available for sale	8,021	16,056	14,422
Purchases of investment securities available for sale	—	—	(73,303)
Proceeds from calls and maturities of investment securities available for sale	19,230	9,016	2,010
Proceeds from sales of investment securities available for sale	—	43,486	—
Principal repayments on investment securities held to maturity	14,026	13,916	17,218
Purchases of investment securities held to maturity	—	—	(8,496)
Proceeds from calls and maturities of investment securities held to maturity	12,000	—	—
Proceeds from sale of shares in trading asset - VISA stock	392	—	—
Purchases of premises and equipment and capitalized software	(2,713)	(5,612)	(4,964)
Redemption of certificates of deposit held for investment	—	249	—
Redemption (purchase) of FHLB stock, net	585	1,940	(4,848)
Proceeds from sales of real estate owned ("REO") and premises and equipment	86	—	63
Net cash provided by (used in) investing activities	13,326	63,558	(76,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	649	(33,538)	(268,661)
Dividends paid	(2,533)	(5,080)	(5,117)
Proceeds from borrowings	612,600	605,030	199,779
Repayment of borrowings	(624,504)	(640,480)	(76,025)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	33	(44)	70
Principal payments on finance lease liability	(69)	(61)	(54)
Proceeds from exercise of stock options	—	36	4
Repurchase of common stock	(2,000)	(577)	(6,706)
Net cash used in financing activities	(15,824)	(74,714)	(156,710)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,772	1,598	(219,380)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,642	22,044	241,424
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,414	$23,642	$22,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,625	$17,244	$3,742
Income taxes	97	1,866	6,239
Cash Inflows from Operating Activities:
Income taxes refund	(224)	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$419	$1,267	$1,274
Net unrealized holding gains (loss) from available for sale investment securities	3,716	143	(11,000)
Income tax effect related to other comprehensive income (loss)	(892)	(34)	2,641
Reclassification adjustment related to loss on sale of available for sale investment securities	—	2,729	—
Income tax effect related to loss on sale of available for sale investment securities	—	(655)	—
Adjustment to retained earnings, net of deferred tax; - adoption of ASU 2016-13	—	(53)	—
Conversion of shares in trading asset - VISA Stock	392	—	—

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2025, 2024 and 2023

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

Use of Estimates in the Preparation of Consolidated Financial Statements – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses (“ACL”), the valuation of investment securities, and the valuation of goodwill for potential impairments.

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

Acquired Loans – Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ACL is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (“PCI”) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company’s estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an ACL. The Company had no PCI loans as of March 31, 2025 and 2024.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the lives of the related loans. Any subsequent deterioration in credit quality is recognized by recording an ACL.

ACL on Available for Sale Debt Securities - Each reporting period, the Company assesses each available for sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on available for sale debt securities at March 31, 2025 and 2024, or upon adoption of ASU 2016-13 on April 1, 2023. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings.  If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized costs, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  Projected cash flows are discounted by the current effective interest rate.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to accumulated other comprehensive income (loss) (“AOCI”).

ACL on Held to Maturity Debt Securities – The Company separately evaluates its held to maturity debt securities for any credit losses based on probability of default and loss given default utilizing historical industry data based on investment category. The probability of default and loss given default are incorporated into the present value of expected cash flows and compared against amortized cost. The Company did not record an ACL on held to maturity debt securities at March 31, 2025 and 2024, or upon adoption of ASU 2016-13 on April 1, 2023 as the impact was insignificant.

ACL on Loans – The Company adopted the new accounting standard for the ACL (ASU 2016-13), commonly referred to as the current expected credit losses or CECL methodology, as of April 1, 2023. All disclosures as of and for the years ended March 31, 2025 and 2024 are presented in accordance with ASU 2016-13. The comparative financial periods prior to the adoption of this new accounting standard are presented and disclosed under previously applicable GAAP’s incurred loss methodology, which is not directly comparable to the recently adopted CECL methodology. For further information regarding the ACL, see Note 4. As a result of implementing ASU 2016-13 on April 1, 2023, there was a one-time adjustment to the fiscal year 2024 opening ACL balance of $42,000. The Company elected not to measure an ACL for accrued interest receivable on loans and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

The ACL for loans is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL for loans is evaluated based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type. Finally, the Company considers forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.  The Company estimates the expected credit losses over the loans’ contractual terms, adjusted for expected prepayments. The ACL for loans is calculated for loan segments utilizing loan level information and relevant information from internal and external sources related to past events and current conditions.

The methodology for estimating the amount of expected credit losses has two basic components: (i) a general component for pools of loans that share similar risk characteristics; and  (ii) an individual component for loans that do not share risk characteristics with other loans and are evaluated individually. The Company's ACL model methodology is to build a reserve rate using historical life of loan default rates combined with assessments of current loan portfolio information and current and forecasted economic environment and business cycle information. The model uses statistical analysis to determine the life of loan default rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasted economic environment and collateral values. For loans that are individually evaluated, an allowance is established when the discounted cash flows or collateral value (less estimated selling costs, if applicable) is lower than the carrying value of the loan.

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

ACL for Unfunded Loan Commitments – The allowance for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated expected losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same clients, and the terms and expiration dates of the unfunded credit facilities. Changes in the allowance for credit losses – unfunded loan commitments are recognized as provision for (or recapture of) credit loss expense and added to the ACL– unfunded loan commitments, which is included in accrued expenses and other liabilities in the consolidated balance sheets.

REO – REO consists of properties acquired through foreclosure and is initially recorded at the estimated fair value of the properties, less estimated costs of disposal. At the time of foreclosure, specific charge-offs are taken against the ACL based upon a detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Subsequently, the Company performs an evaluation of the properties and records a valuation allowance with an offsetting charge to REO expenses for any declines in value. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. The amounts the Company will ultimately recover and record in the accompanying consolidated financial statements from the disposition of REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for the sale of the property. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed. The Company held no REO at March 31, 2025 and 2024. At March 31, 2025, there were no mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process.

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain a minimum investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances. The Company’s investment in FHLB stock is carried at cost, which approximates fair value. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption value is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the client base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is no impairment on the FHLB stock investment at March 31, 2025 and 2024.

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

The Company records its originated MSRs at fair value in accordance with GAAP, which requires the Company to allocate the total cost of all mortgage loans sold between loans sold with MSRs retained and loans with MSRs released, based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including the coupon interest rate and the contractual maturity of the mortgage. The Company is amortizing the MSRs in proportion to and over the period of estimated net servicing income. MSRs were fully amortized at March 31, 2025 and 2024.

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

CDI represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of a business combination. CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. At both March 31, 2025 and 2024, gross CDI was $1.4 million. At March 31, 2025 and 2024, accumulated amortization was $1.2 million and $1.1 million respectively. The amortization expense for CDI in future years is estimated to be $93,000 and $78,000, for the years ending March 31, 2026 and 2027, respectively.

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

Trust Assets – Assets held by the Trust Company in a fiduciary or agency capacity for trust clients are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $877.9 million were held in trust as of March 31, 2025 compared to $961.8 million as of March 31, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income tax paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as additional information for reconciling items that meet a quantitative threshold. The amendment requires on an annual basis a reconciliation broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU on a prospective basis. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of this ASU to have a material impact on its business operations or the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. The amendments in this ASU require disclosure, in notes to the financial statements, of specified information about certain costs and expenses. In conjunction with recent standards that enhanced the disaggregation of revenue and income tax information, the disaggregated expense information will enable investors to better understand the major components of an entity's income statement. The new standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of the ASU to have a material impact on its business operations or the Company's consolidated financial statements.

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

2.    RESTRICTED ASSETS

Regulations of the Federal Reserve require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco (“FRB”) based on a percentage of deposits. Effective March 26, 2020, the reserve requirement was reduced to zero and the Bank was not required to maintain any such reserve balances as of March 31, 2025 and 2024, respectively.

3.    INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2025
Available for sale:
Municipal securities	$37,280	$1	$(6,262)	$31,019
Agency securities	32,944	—	(2,741)	30,203
Real estate mortgage investment conduits (1)	28,597	—	(5,107)	23,490
Residential mortgage-backed securities (1)	10,802	13	(589)	10,226
Other mortgage-backed securities (2)	27,317	4	(2,823)	24,498
Total available for sale	$136,940	$18	$(17,522)	$119,436

Held to maturity:
Municipal securities	$10,296	$—	$(2,667)	$7,629
Agency securities	42,279	—	(2,723)	39,556
Real estate mortgage investment conduits (1)	28,499	—	(4,231)	24,268
Residential mortgage-backed securities (1)	101,933	—	(15,448)	86,485
Other mortgage-backed securities (3)	20,072	—	(2,618)	17,454
Total held to maturity	$203,079	$—	$(27,687)	$175,392

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2024
Available for sale:
Municipal securities	$41,657	$20	$(6,541)	$35,136
Agency securities	47,818	—	(4,241)	43,577
Real estate mortgage investment conduits (1)	31,424	—	(5,759)	25,665
Residential mortgage-backed securities (1)	13,519	3	(971)	12,551
Other mortgage-backed securities (2)	29,998	3	(3,734)	26,267
Total available for sale	$164,416	$26	$(21,246)	$143,196

Held to maturity:
Municipal securities	$10,321	$—	$(2,789)	$7,532
Agency securities	54,123	—	(4,522)	49,601
Real estate mortgage investment conduits (1)	31,752	—	(5,171)	26,581
Residential mortgage-backed securities (1)	112,834	—	(18,196)	94,638
Other mortgage-backed securities (3)	20,480	—	(3,313)	17,167
Total held to maturity	$229,510	$—	$(33,991)	$195,519

(1)   Comprised of FHLMC, Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

(2)   Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.

(3)   Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of March 31, 2025 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$248	$246	$13,791	$13,583
Due after one year through five years	45,091	41,599	25,532	23,877
Due after five years through ten years	32,658	28,312	24,033	20,703
Due after ten years	58,943	49,279	139,723	117,229
Total	$136,940	$119,436	$203,079	$175,392

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2025	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$—	$—	$29,849	$(6,262)	$29,849	$(6,262)
Agency securities	—	—	30,203	(2,741)	30,203	(2,741)
Real estate mortgage investment conduits (1)	—	—	23,490	(5,107)	23,490	(5,107)
Residential mortgage-backed securities (1)	—	—	9,540	(589)	9,540	(589)
Other mortgage-backed securities (2)	418	(3)	23,816	(2,820)	24,234	(2,823)
Total available for sale	$418	$(3)	$116,898	$(17,519)	$117,316	$(17,522)

Held to maturity:
Municipal securities	$—	$—	$7,629	$(2,667)	$7,629	$(2,667)
Agency securities	—	—	39,556	(2,723)	39,556	(2,723)
Real estate mortgage investment conduits (1)	—	—	24,268	(4,231)	24,268	(4,231)
Residential mortgage-backed securities (1)	—	—	86,485	(15,448)	86,485	(15,448)
Other mortgage-backed securities (3)	—	—	17,454	(2,618)	17,454	(2,618)
Total held to maturity	$—	$—	$175,392	$(27,687)	$175,392	$(27,687)

March 31, 2024

Available for sale:
Municipal securities	$—	$—	$32,748	$(6,541)	$32,748	$(6,541)
Agency securities	—	—	43,577	(4,241)	43,577	(4,241)
Real estate mortgage investment conduits (1)	—	—	25,665	(5,759)	25,665	(5,759)
Residential mortgage-backed securities (1)	—	—	12,073	(971)	12,073	(971)
Other mortgage-backed securities (2)	534	(1)	25,403	(3,733)	25,937	(3,734)
Total available for sale	$534	$(1)	$139,466	$(21,245)	$140,000	$(21,246)

Held to maturity:
Municipal securities	$—	$—	$7,532	$(2,789)	$7,532	$(2,789)
Agency securities	—	—	49,601	(4,522)	49,601	(4,522)
Real estate mortgage investment conduits (1)	—	—	26,581	(5,171)	26,581	(5,171)
Residential mortgage-backed securities (1)	—	—	94,638	(18,196)	94,638	(18,196)
Other mortgage-backed securities (3)	—	—	17,167	(3,313)	17,167	(3,313)
Total held to maturity	$—	$—	$195,519	$(33,991)	$195,519	$(33,991)

(1) Comprised of FHLMC, FNMA and GNMA issued securities.

(2) Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.

(3) Comprised of CRE secured securities issued by FHLMC and FNMA.

The Company does not believe that the unrealized losses at March 31, 2025 and 2024, were related to credit quality. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The declines in fair market values of these securities were mainly attributable to changes in market interest rates, credit spreads, market volatility and liquidity conditions. As such, the Company determined that no ACL was required. Based on management’s evaluation and intent, the unrealized losses related to the investment securities in the above tables are considered temporary.

Investment securities available for sale with an amortized cost of $2.1 million and $2.6 million and a fair value of $2.0 million and $2.4 million at March 31, 2025 and 2024, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $12.2 million and $11.2 million and a fair value of $10.4 million and $9.3 million at March 31, 2025 and 2024, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $141.3 million and $151.2 million and a fair value of $120.5 million and $126.1 million at March 31, 2025 and March 31, 2024, respectively, were pledged as collateral to the FRB.

4.    LOANS AND ACL

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. At March 31, 2025, deferred loan fees totaled $4.3 million compared to $4.7 million at March 31, 2024. Loans receivable discounts and premiums totaled $1.2 million and $1.7 million as of March 31, 2025, compared to $1.3 million and $1.9 million as of March 31, 2024, respectively. Loans receivable consisted of the following at the dates indicated (in thousands):

	March 31,	March 31,
	2025	2024
Commercial and construction
Commercial business	$232,935	$229,404
Commercial real estate	592,185	583,501
Land	4,610	5,693
Multi-family	91,451	70,771
Real estate construction	29,182	36,538
Total commercial and construction	950,363	925,907

Consumer
Real estate one-to-four family	97,683	96,366
Other installment	14,414	1,740
Total consumer	112,097	98,106

Total loans	1,062,460	1,024,013

Less: ACL for loans	15,374	15,364
Loans receivable, net	$1,047,086	$1,008,649

The Company’s loan portfolio includes originated and purchased loans. Originated loans and purchased loans for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that the Company would be able to collect all contractually required payments, are referred to collectively as “loans”. The Company originates commercial business, commercial real estate, land, multi-family real estate, real estate construction, residential real estate and other consumer loans. At March 31, 2025 and 2024, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s loan portfolio are secured by properties located in Washington and Oregon, and accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulations to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss) (“AOCI”). The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2025, loans carried at $756.6 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consisted of the following at and for the periods indicated (in thousands):

	Year Ended March 31,
	2025	2024	2023
Beginning balance	$2,196	$2,847	$3,790
Originations	—	—	—
Principal repayments	(496)	(651)	(943)
Ending balance	$1,700	$2,196	$2,847

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

The following table presents the amortized cost basis and financial effect of loans at March 31, 2025, that were both experiencing financial difficulty and modified during the fiscal year ended March 31, 2025 (in thousands):

	Payment Modification	Total
Commercial real estate	$6,278	$6,278
Total	$6,278	$6,278

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

Pass – These loans have a risk rating between 1 and 4 and are to borrowers that meet normal credit standards. Any deficiencies in satisfactory asset quality, liquidity, debt servicing capacity and coverage are offset by strengths in other areas. The borrower currently has the capacity to perform according to the loan terms. Any concerns about risk factors such as stability of margins, stability of cash flows, liquidity, dependence on a single product/supplier/client, depth of management, etc. are offset by strengths in other areas. Typically, these loans are secured by the operating assets of the borrower and/or real estate. The borrower’s management is considered competent. The borrower has the ability to repay the debt in the normal course of business.

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

The following table sets forth the Company’s loan portfolio at March 31, 2025 and 2024 by risk attribute and year of origination as well as current period gross charge-offs (in thousands):

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$10,840	$17,592	$56,013	$85,632	$20,918	$24,198	$12,822	$228,015
Special Mention	1,964	—	—	571	—	456	1,166	4,157
Substandard	—	—	—	—	472	291	—	763
Total commercial business	$12,804	$17,592	$56,013	$86,203	$21,390	$24,945	$13,988	$232,935
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$44,477	$42,181	$61,005	$138,354	$86,768	$173,364	$—	$546,149
Special Mention	—	3,164	3,638	5,246	—	31,920	—	43,968
Substandard	—	30	—	—	—	2,038	—	2,068
Total commercial real estate	$44,477	$45,375	$64,643	$143,600	$86,768	$207,322	$—	$592,185
Current YTD gross write-offs	$—	$80	$—	$—	$—	$—	$—	$80

Land
Risk rating
Pass	$615	$—	$2,570	$84	$—	$457	$884	$4,610
Total land	$615	$—	$2,570	$84	$—	$457	$884	$4,610
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$1,132	$947	$39,279	$35,831	$4,257	$9,583	$—	$91,029
Special Mention	—	—	183	—	18	155	—	356
Substandard	—	—	—	—	—	66	—	66
Total multi-family	$1,132	$947	$39,462	$35,831	$4,275	$9,804	$—	$91,451
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$14,092	$11,784	$3,306	$—	$—	$—	$—	$29,182
Total real estate construction	$14,092	$11,784	$3,306	$—	$—	$—	$—	$29,182
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$133	$—	$—	$58,107	$4,041	$17,115	$18,257	$97,653
Substandard	—	—	—	—	—	30	—	30
Total real estate one-to-four family	$133	$—	$—	$58,107	$4,041	$17,145	$18,257	$97,683
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$11	$11

Other installment
Risk rating
Pass	$13,185	$337	$336	$96	$48	$6	$406	$14,414
Total other installment	$13,185	$337	$336	$96	$48	$6	$406	$14,414
Current YTD gross write-offs	$—	$6	$—	$25	$—	$—	$1	$32

Total loans receivable, gross
Risk rating
Pass	$84,474	$72,841	$162,509	$318,104	$116,032	$224,723	$32,369	$1,011,052
Special Mention	1,964	3,164	3,821	5,817	18	32,531	1,166	48,481
Substandard	—	30	—	—	472	2,425	—	2,927
Total loans receivable, gross	$86,438	$76,035	$166,330	$323,921	$116,522	$259,679	$33,535	$1,062,460
Total current YTD gross write-offs	$—	$86	$—	$25	$—	$—	$12	$123

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2024	2023	2022	2021	2020	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$14,126	$63,838	$85,131	$28,119	$16,945	$12,411	$4,827	$225,397
Special Mention	—	—	733	—	486	232	2,498	3,949
Substandard	—	—	—	—	—	58	—	58
Total commercial business	$14,126	$63,838	$85,864	$28,119	$17,431	$12,701	$7,325	$229,404
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$36,116	$66,847	$147,015	$89,662	$53,424	$158,311	$—	$551,375
Special Mention	—	3,752	897	—	—	26,878	—	31,527
Substandard	520	—	—	—	—	79	—	599
Total commercial real estate	$36,636	$70,599	$147,912	$89,662	$53,424	$185,268	$—	$583,501
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land
Risk rating
Pass	$2,361	$2,340	$94	$—	$106	$437	$—	$5,338
Special Mention	—	355	—	—	—	—	—	355
Total land	$2,361	$2,695	$94	$—	$106	$437	$—	$5,693
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$970	$21,643	$32,003	$4,841	$8,788	$2,429	$—	$70,674
Special Mention	—	—	—	—	35	32	—	67
Substandard	—	—	—	—	—	30	—	30
Total multi-family	$970	$21,643	$32,003	$4,841	$8,823	$2,491	$—	$70,771
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2024	2023	2022	2021	2020	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$13,320	$10,078	$12,346	$—	$—	$—	$—	$35,744
Special Mention	794	—	—	—	—	—	—	794
Total real estate construction	$14,114	$10,078	$12,346	$—	$—	$—	$—	$36,538
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$60,447	$4,164	$4,364	$14,756	$12,599	$96,330
Substandard	—	—	—	—	—	36	—	36
Total real estate one-to-four family	$—	$—	$60,447	$4,164	$4,364	$14,792	$12,599	$96,366
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Risk rating
Pass	$418	$555	$198	$75	$27	$8	$459	$1,740
Total other installment	$418	$555	$198	$75	$27	$8	$459	$1,740
Current YTD gross write-offs	$—	$11	$—	$—	$—	$2	$—	$13

Total loans receivable, gross
Risk rating
Pass	$67,311	$165,301	$337,234	$126,861	$83,654	$188,352	$17,885	$986,598
Special Mention	794	4,107	1,630	—	521	27,142	2,498	36,692
Substandard	520	—	—	—	—	203	—	723
Total loans receivable, gross	$68,625	$169,408	$338,864	$126,861	$84,175	$215,697	$20,383	$1,024,013
Total current YTD gross write-offs	$—	$11	$—	$—	$—	$2	$—	$13

ACL on Loans –

The following tables detail activity in the ACL for loans for the fiscal years ended March 31, 2025 and 2024 under the CECL methodology, and in the allowance for loan losses under the incurred loss methodology for the fiscal year ended March 31, 2023, by loan category (in thousands):

March 31, 2025	Commercial	Commercial		Multi-	Real Estate
	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total
Beginning balance	$5,280	$7,391	$106	$367	$636	$1,584	$—	$15,364
Provision for (recapture of) credit losses	(248)	181	(23)	77	(156)	269	—	100
Charge-offs	—	(80)	—	—	—	(43)	—	(123)
Recoveries	1	—	—	—	—	32	—	33
Ending balance	$5,033	$7,492	$83	$444	$480	$1,842	$—	$15,374

March 31, 2024

Beginning balance	$3,123	$8,894	$93	$798	$764	$1,127	$510	$15,309
Impact of adopting CECL (ASU 2016-13)	1,884	(1,494)	40	(492)	131	483	(510)	42
Provision for (recapture of) loan losses	273	(9)	(27)	61	(259)	(39)	—	—
Charge-offs	—	—	—	—	—	(13)	—	(13)
Recoveries	—	—	—	—	—	26	—	26
Ending balance	$5,280	$7,391	$106	$367	$636	$1,584	$—	$15,364

March 31, 2023

Beginning balance	$2,422	$9,037	$168	$845	$393	$943	$715	$14,523
Provision for (recapture of) loan losses	701	(143)	(75)	(47)	371	148	(205)	750
Charge-offs	—	—	—	—	—	(17)	—	(17)
Recoveries	—	—	—	—	—	53	—	53
Ending balance	$3,123	$8,894	$93	$798	$764	$1,127	$510	$15,309

Changes in the ACL for unfunded loan commitments were as follows for the years indicated (in thousands):

	Year Ended March 31,
	2025	2024	2023
Beginning balance	$336	$407	$424
Impact of adopting CECL (ASU 2016-13)	—	28	—
Balance at beginning of period, as adjusted	336	435	424

Net change in ACL - unfunded loan commitments	(50)	(99)	(17)
Ending balance	$286	$336	$407

Non-accrual loans – Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days or more delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $16,000, $10,000, and $14,000 for the years ended March 31, 2025, 2024 and 2023, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
March 31, 2025	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$3,793	$—	$37	$3,830	$229,105	$232,935
Commercial real estate	242	—	88	330	591,855	592,185
Land	—	—	—	—	4,610	4,610
Multi-family	—	—	—	—	91,451	91,451
Real estate construction	—	—	—	—	29,182	29,182
Consumer	47	—	30	77	112,020	112,097
Total	$4,082	$—	$155	$4,237	$1,058,223	$1,062,460

March 31, 2024

Commercial business	$1,778	$5	$58	$1,841	$227,563	$229,404
Commercial real estate	—	—	79	79	583,422	583,501
Land	—	—	—	—	5,693	5,693
Multi-family	—	—	—	—	70,771	70,771
Real estate construction	—	—	—	—	36,538	36,538
Consumer	1	—	36	37	98,069	98,106
Total	$1,779	$5	$173	$1,957	$1,022,056	$1,024,013

The increase in the 30-89 days past due loans was primarily related to two commercial loans totaling to $725,000 which are in the process of securing new contracts to improve revenue. Included in the 30-89 days past due loans at March 31, 2025 and 2024 are $3.1 million and $1.8 million, respectively, of fully guaranteed SBA or USDA loans. These government guaranteed loans are classified as pass rated loans and are not considered to be either nonaccrual or classified loans because based on the guarantee, the Company expects to receive all principal and interest according to the contractual terms of the loan agreement and there are no well-defined weaknesses or risk of loss. As a result, these loans were omitted from the required calculation of the ACL for loans. Interest income foregone on non-accrual loans was $16,000 and $10,000 for the year ended March 31, 2025 and 2024, respectively.

At March 31, 2025, the Company had $94,000 of non-accrual loans with no ACL and $61,000 of non-accrual loans with an ACL of $1,000. At March 31, 2024, the Company had $137,000 of non-accrual loans with no ACL and $36,000 of non-accrual loans with an ACL of $1,000. The amortized cost of collateral dependent loans as of March 31, 2025, were $37,000 and $57,000 for commercial business and commercial real estate loans, respectively, compared to $58,000 and $79,000 for the prior fiscal year.

,

5.    PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated (in thousands):

	March 31,
	2025	2024

Land	$6,924	$5,924
Buildings and improvements	23,413	22,172
Leasehold improvements	3,118	3,154
Furniture and equipment	11,558	11,510
Total	45,013	42,760
Less accumulated depreciation and amortization	(22,709)	(21,042)
Premises and equipment, net	$22,304	$21,718

Depreciation and amortization expense was $2.1 million, $2.0 million and $1.7 million for the years ended March 31, 2025, 2024 and 2023, respectively.

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

The Company performed its annual impairment assessment as of October 31, 2024 and determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill in the Company’s consolidated balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The results of the Company’s step one test indicated that the reporting unit’s fair value was greater than its carrying value, and, therefore, a step two analysis was not required; however, no assurance can be given that the Company’s goodwill will not be written down in future periods. The Company completed a qualitative assessment of goodwill as of March 31, 2025, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value. If adverse economic conditions or decreases in the Company’s common stock price and market capitalization were deemed sustained in the future rather than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

7.    DEPOSITS

Deposit accounts consisted of the following at the dates indicated (in thousands):

	March 31,	March 31,
Account Type	2025	2024
Non-interest-bearing	$315,503	$349,082
Interest-bearing checking	285,035	289,823
Money market	236,044	209,164
Savings accounts	168,287	192,638
Certificates of deposit	227,459	190,972
Total	$1,232,328	$1,231,679

Individual certificates of deposit greater than $250,000 totaled $58.0 million and $55.7 million at March 31, 2025 and 2024, respectively.

Scheduled maturities of certificates of deposit for future years ending March 31 are as follows (in thousands):

Year Ending March 31, :
2026	$222,075
2027	2,426
2028	906
2029	829
2030	354
Thereafter	869
Total	$227,459

Interest expense by deposit type was as follows for the years indicated (in thousands):

	Year Ended March 31,
	2025	2024	2023
Interest-bearing checking	$2,606	$785	$89
Money market	4,162	2,860	415
Savings accounts	170	132	219
Certificates of deposit	8,375	4,508	779
Total	$15,313	$8,285	$1,502

8.  FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	March 31, 2025	March 31, 2024
FHLB advances	$76,400	$88,304
Weighted average interest rate on FHLB advances (1)	5.17%	5.40%

(1) Computed based on the borrowing activity for the fiscal years ended March 31, 2025 and 2024, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At March 31, 2025, based on collateral values, the Bank had additional borrowing capacity of $174.0 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At March 31, 2025, loans carried at $456.5 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, totaling $27.1 million and $27.0 million at March 31, 2025 and 2024, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2025 and 2024, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at March 31, 2025 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	5.92%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	5.91%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	7.66%	6/2033
		27,836
Fair value adjustment (4)		(745)
Total Debentures		$27,091

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

10.  INCOME TAXES

Provision for income taxes consisted of the following for the years indicated (in thousands):

	Year Ended March 31
	2025	2024	2023
Current	$1,074	$967	$5,754
Deferred	261	(165)	(144)
Total	$1,335	$802	$5,610

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at the dates indicated (in thousands):

	March 31,	March 31,
	2025	2024
Deferred tax assets:
Deferred compensation	$22	$17
ACL	3,758	3,768
Accrued expenses	185	520
Accumulated depreciation and amortization	1,079	977
Deferred gain on sale	—	17
Deferred income	29	43
Net unrealized loss on investment securities available for sale	4,201	5,093
Operating lease liabilities	1,072	1,387
Other	324	371
Total deferred tax assets	10,670	12,193
Deferred tax liabilities:
FHLB stock dividends	(35)	(38)
Prepaid expenses	(339)	(325)
Operating lease ROU assets	(1,019)	(1,315)
Loan fees/costs	(652)	(737)
Total deferred tax liabilities	(2,045)	(2,415)
Deferred tax assets, net	$8,625	$9,778

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows for the years indicated:

	Year Ended March 31,
	2025	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate	4.0	5.2	3.0
Employee Stock Ownership Plan ("ESOP") market value adjustment	(0.2)	(0.5)	(0.1)
BOLI	(3.2)	(4.8)	(0.8)
Other, net	(0.2)	(3.1)	0.6
Effective federal income tax rate	21.4%	17.8%	23.7%

For the fiscal years ended March 31, 2025 and 2024, the Company utilized a federal corporate income tax rate of 21.0%. The Bank’s retained earnings at March 31, 2025 and 2024 include a base year ACL, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The related unrecognized deferred tax liability at March 31, 2025 and 2024 was $528,000. This represents the balance of the ACL created for tax purposes as of December 31, 1987. This amount is subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future.

At March 31, 2025 and 2024, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties related to income tax matters as of March 31, 2025 and 2024. It is the Company’s policy to recognize potential accrued interest and penalties related to income tax matters as a component of the provision for income taxes. The Company is subject to U.S federal and State of Oregon income taxes. The years 2022 to 2024 remain open to examination for federal income taxes, and the years 2021 to 2024 remain open to State of Oregon examination.

11.  EMPLOYEE BENEFIT PLANS

Retirement Plan – The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2025, 2024 and 2023 were $553,000, $509,000 and $519,000, respectively.

Directors’ and Executive Officers’ Deferred Compensation Plan (“Deferred Compensation Plan”) – The Deferred Compensation Plan is a nonqualified deferred compensation plan. Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received. The President, and Executive and Senior Vice Presidents of the Company may also defer salary into the Deferred Compensation Plan. The Company accrues annual interest on the unfunded liability under the Deferred Compensation Plan based upon a formula relating to gross revenues, which was 3.71%, 3.33% and 2.98% for the years ended March 31, 2025, 2024 and 2023, respectively. The estimated liability under the Deferred Compensation Plan is accrued as earned by the participants. At March 31, 2025 and 2024, the Company’s aggregate liability under the Deferred Compensation Plan was $90,000 and $70,000, respectively, which is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company has reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. At March 31, 2025, there were 1,308,215 shares available for grant under the 2017 Plan. The 2003 Plan and the 2017 Plan are collectively referred to as “the Stock Option Plans.”

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted during the years ended March 31, 2025, 2024 and 2023 under the Stock Option Plans.

As of March 31, 2025, all outstanding stock options were fully vested and there was no remaining unrecognized compensation expense related to stock options granted under the Stock Option Plans. There was no stock-based compensation expense related to stock options for the years ended March 31, 2025, 2024 and 2023 under the Stock Option Plans.

There was no activity related to stock options for the year ended March 31, 2025. The following table presents the activity related to stock options under the Stock Option Plans for the years ended March 31, 2024 and 2023:

	2024		2023
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Balance, beginning of period	14,310	$2.78	17,332	$2.78
Options exercised	(12,799)	2.78	(1,511)	2.78
Options expired	(1,511)	2.78	(1,511)	2.78
Balance, end of period	—	$—	14,310	$2.78

There were no stock options outstanding as of March 31, 2025 and 2024.

There was no intrinsic value of stock options exercised for the fiscal year ended March 31, 2025. The total intrinsic value of stock options exercised was $28,000 and $7,000 for the years ended March 31, 2024 and 2023, respectively, under the Stock Options Plans.

The Company may grant restricted stock pursuant to the 2017 Plan for which vesting can either be time based or performance based. Performance based awards are subject to attaining certain performance metrics and all, or a portion of, the performance based awards can subsequently be cancelled for not attaining the predetermined performance metrics. The fair value of restricted stock awards is equal to the fair value of the Company’s stock price on the date of grant. The related stock-based compensation expense is recorded over the requisite service period.

Stock-based compensation related to restricted stock was $384,000, $34,000, and $390,000 for the years ended March 31, 2025, 2024, and 2023, respectively. The unrecognized stock-based compensation related to restricted stock was $1.1 million and $245,000 at March 31, 2025 and 2024, respectively. The weighted average vesting period for the restricted stock was 2.46 years and 1.31 years at March 31, 2025 and 2024, respectively.

The following table presents the activity related to restricted stock for the years ended March 31, 2025 and 2024:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Year Ended March 31, 2025	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	15,779	$5.72	63,397	$5.68	79,176	$5.69
Granted	147,462	5.76	90,401	5.76	237,863	5.76
Forfeited	—	—	(14,075)	5.21	(14,075)	5.21
Vested	(8,207)	6.04	(14,554)	6.78	(22,761)	6.52
Balance, end of period	155,034	$5.74	125,169	$5.66	280,203	$5.71

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Year Ended March 31, 2024	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	29,977	$6.14	132,645	$6.05	162,622	$6.07
Granted	19,926	5.21	84,040	5.21	103,966	5.21
Forfeited	(19,006)	5.81	(99,514)	5.94	(118,520)	5.92
Vested	(15,118)	5.77	(53,774)	5.38	(68,892)	5.47
Balance, end of period	15,779	$5.72	63,397	$5.68	79,176	$5.69

Employee Stock Ownership Plan  - The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. For each of the years ended March 31, 2025, 2024 and 2023, the Bank purchased 25,000 shares of common stock, on the open market and contributed such shares to the ESOP as a discretionary employer contribution. As of March 31, 2025, 2024 and 2023, all shares of common stock purchased for the ESOP have been allocated to participant accounts. The Company recorded employee benefits expense of $135,000, $150,000 and $187,000 for these contributions for the years ended March 31, 2025, 2024 and 2023, respectively, which represented the fair value of the related common stock on the date it was acquired. Shares held by the ESOP at March 31, 2025 and 2024 totaled 384,382 and 380,955, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of March 31, 2025.

As of March 31, 2025, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					"Well Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$178,452	16.48%	$86,625	8.0%	$108,281	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	164,891	15.23	64,969	6.0	86,625	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	164,891	15.23	48,726	4.5	70,383	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	164,891	11.10	59,406	4.0	74,257	5.0

					"Well Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$173,521	16.32%	$85,080	8.0%	$106,350	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	160,197	15.06	63,810	6.0	85,080	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	160,197	15.06	47,857	4.5	69,127	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	160,197	10.29	62,296	4.0	77,870	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets. As of March 31, 2025, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as Riverview Bancorp, Inc., the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Riverview Bancorp, Inc. was subject to regulatory guidelines for bank holding companies at March 31, 2025, it would have exceeded all regulatory capital requirements.

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

13.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the years ended March 31, 2025, 2024 and 2023, there were no stock options excluded in computing diluted EPS.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the years indicated:

	Year Ended March 31,
	2025	2024	2023
(Dollars and share data in thousands, except per share data)
Basic EPS computation:
Numerator-net income	$4,903	$3,799	$18,069
Denominator-weighted average common shares outstanding	21,063	21,138	21,638
Basic EPS	$0.23	$0.18	$0.84
Diluted EPS computation:
Numerator-net income	$4,903	$3,799	$18,069
Denominator-weighted average common shares outstanding	21,063	21,138	21,638
Effect of dilutive stock options	—	1	8

Weighted average common shares and common stock equivalents	21,063	21,139	21,646
Diluted EPS	$0.23	$0.18	$0.83

On March 9, 2022, the Company announced that its Board of Directors authorized a stock repurchase program (the “March 2022 repurchase program”). Under the March 2022 repurchase program, the Company was authorized to repurchase up to $5.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in private negotiated transactions, over a period beginning on March 21, 2022 and continuing until the earlier of the completion of the stock repurchase program or September 9, 2022.  The Company completed the March 2022 repurchase program on September 8, 2022, repurchasing 718,734 shares at an average price of $6.96 per share and at a total cost of $5.0 million. All shares repurchased under the March 2022 repurchase program were retired as of September 30, 2022.

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

On September 26, 2024, the Company’s Board of Directors announced the adoption of a stock repurchase program (the “September 2024 repurchase program”), authorizing the Company to purchase up to $2.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The September 2024 repurchase program became effective on October 29, 2024 and was set to continue until the earlier of the completion of the repurchase limit or 12 months after the effective date, depending upon market conditions. The Company completed the September 2024 repurchase program on February 5, 2025, having repurchased a total of 358,631 shares at an average price of $5.58 per share and at a total cost of $2.0 million. All shares repurchased under the September 2024 repurchase program were retired as settled.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2025	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$31,019	$—	$31,019	$—
Agency securities	30,203	—	30,203	—
Real estate mortgage investment conduits	23,490	—	23,490	—
Residential mortgage-backed securities	10,226	—	10,226	—
Other mortgage-backed securities	24,498	—	24,498	—
Total assets measured at fair value on a recurring basis	$119,436	$—	$119,436	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2024	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$35,136	$—	$35,136	$—
Agency securities	43,577	—	43,577	—
Real estate mortgage investment conduits	25,665	—	25,665	—
Residential mortgage-backed securities	12,551	—	12,551	—
Other mortgage-backed securities	26,267	—	26,267	—
Total assets measured at fair value on a recurring basis	$143,196	$—	$143,196	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 during the years ended March 31, 2025 and 2024.

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

There were no assets measured at estimated fair value on a nonrecurring basis at March 31, 2025 and 2024.

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

The carrying amounts and estimated fair values of financial instruments are as follows at the dates indicated (in thousands):

	Carrying				Estimated
March 31, 2025	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$29,414	$29,414	$—	$—	$29,414
Investment securities available for sale	119,436	—	119,436	—	119,436
Investment securities held to maturity	203,079	—	175,392	—	175,392
Loans receivable, net	1,047,086	—	—	974,523	974,523
FHLB stock	4,342	—	4,342	—	4,342

Liabilities:
Certificates of deposit	227,459	—	226,392	—	226,392
FHLB advances	76,400	—	76,316	—	76,316
Junior subordinated debentures	27,091	—	—	19,650	19,650

	Carrying				Estimated
March 31, 2024	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$23,642	$23,642	$—	$—	$23,642
Investment securities available for sale	143,196	—	143,196	—	143,196
Investment securities held to maturity	229,510	—	195,519	—	195,519
Loans receivable, net	1,008,649	—	—	909,254	909,254
FHLB stock	4,927	—	4,927	—	4,927

Liabilities:
Certificates of deposit	190,972	—	188,972	—	188,972
FHLB advances	88,304	—	88,101	—	88,101
Junior subordinated debentures	27,004	—	—	19,327	19,327

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

15.  REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC Topic 606 “Revenues from Contracts with Customers” (“ASC 606”), revenues are recognized when goods or services are transferred to the client in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company’s revenue is from interest income, which is not within the scope of ASC 606. All of the Company’s revenue from contracts with clients within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of REO and premises and equipment, which are included in non-interest expense.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from clients are generally collected at the time services are rendered, monthly, or quarterly. For contracts with clients within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the client’s transaction. The Company is generally the principal in these contracts, with the exception of interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the client. For the years ended March 31, 2025, 2024 and 2023, substantially all of the Company’s revenues within the scope of ASC 606 were for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income disaggregated by type of service (in thousands):

	Year Ended March 31,
	2025	2024	2023

Asset management fees	$5,906	$5,328	$4,734
Debit card and ATM fees	3,104	3,250	3,341
Deposit related fees	1,927	1,823	1,737
Loan related fees	315	522	539
Income from BOLI (1)	941	891	821
Net gains on sales of loans held for sale (1)	—	33	—
FHLMC loan servicing fees (1)	75	84	66
BOLI death benefit in excess of cash surrender value (1)	261	—	—
Loss on sale of investment securities (1)	—	(2,729)	—
Other, net	1,727	1,040	956
Total non-interest income, net	$14,256	$10,242	$12,194

(1) Not within the scope of ASC 606

Revenues recognized within the scope of ASC 606

Asset management fees : Asset management fees are variable, since they are based on the client’s underlying portfolio value, which is subject to market conditions and amounts invested by clients through the Trust Company. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each quarter.

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

Deposit related fees : Fees are earned on the Bank’s deposit accounts for various products offered to or services performed for the Bank’s clients. Fees include business account fees, non-sufficient fund fees, stop payment fees, wire services, safe deposit box and others. These fees are recognized on a daily, monthly or quarterly basis, depending on the type of service.

Loan related fees : Non-interest loan fee income is earned on loans that the Bank services, excluding loans serviced for the FHLMC which are not within the scope of ASC 606. Loan related fees include prepayment fees, late charges, brokered loan fees, maintenance fees and others. These fees are recognized on a daily, monthly, quarterly or annual basis, depending on the type of service.

Other : Fees earned on other services, such as merchant services or occasional non-recurring type services or events, are recognized at the time of the event or the applicable billing cycle.

Contract Balances

As of March 31, 2025 and 2024, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of March 31, 2025 and 2024.

16.  COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements – In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its clients. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third-party. These guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral held varies and is required in instances where the Company deems it necessary.

Significant off-balance sheet commitments are listed below at the dates indicated (in thousands):

	Contract or Notional
	Amount
	March 31,	March 31,
	2025	2024
Commitments to extend credit:
Adjustable-rate	$4,384	$9,907
Fixed-rate	1,114	110
Standby letters of credit	1,600	1,600
Undisbursed loan funds and unused lines of credit	95,550	149,178
Total	$102,648	$160,795

At March 31, 2025, the Company had no commitments to sell residential loans to the FHLMC.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At March 31, 2025, loans under warranty totaled $28.2 million, which substantially represented the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At March 31, 2025, the Company had an allowance for FHLMC-serviced loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the years ended March 31, 2025, 2024 and 2023.

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

The Company was involved in litigation with a former business client concerning real estate investments offered by a business owned by that client. In May 2023, the parties participated in mediation, after which a stay of proceedings was issued to facilitate continued settlement discussions. As of March 31, 2024, based on available information, including the likelihood of a proposed global settlement, management determined that a loss was probable and could be reasonably estimated. Consequently, the Company recorded a $2.3 million expense in other non-interest expense for the three months ended March 31, 2024. This amount reflected the Company’s estimate of litigation costs exceeding its insurance coverage. In July 2024, the settlement was approved by all relevant courts, and in August 2024, the Company made the final settlement payment of $2.3 million. The settlement fully released the Company from all claims related to the litigation. Following the settlement, the Company received approximately $930,000 in legal expense recoveries. Of this amount, approximately $844,000 was recognized in non-interest income, and approximately $86,000 was recorded as a reduction of professional fees within non-interest expense.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheet at the dates indicated (dollars in thousands):

	March 31,		March 31,		Classification in the
Leases	2025		2024		consolidated balance sheets
Finance lease ROU assets	$1,125		$1,202		Financing lease ROU assets
Finance lease liability	$2,099		$2,168		Finance lease liability
Finance lease remaining lease term	14.68	years	15.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$4,245		$5,479		Prepaid expenses and other assets
Operating lease liabilities	$4,465		$5,780		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	4.65	years	5.34	years
Operating lease weighted-average discount rate	1.67%		1.74%

The table below presents certain information related to the lease costs for operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Year ended	Year ended	Year ended
Lease Costs	March 31, 2025	March 31, 2024	March 31, 2023
Finance lease amortization of ROU asset	$77	$76	$77
Finance lease interest on lease liability	153	158	162
Operating lease costs	1,133	1,133	1,133
Variable lease costs	105	209	209
Total lease cost (1)	$1,468	$1,576	$1,581

(1) Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information – Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $1.3 million, $1.4 million and $1.4 million for the years ended March 31, 2025, 2024 and 2023, respectively. During the years ended March 31, 2025, 2024 and 2023, the Company did not record any ROU assets that were exchanged for operating lease liabilities.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of March 31, 2025 (in thousands):

Fiscal Year Ending March 31:	Operating	Finance
	Leases	Lease
2026	$1,125	$226
2027	1,116	230
2028	899	232
2029	684	232
2030	693	232
Thereafter	254	2,248
Total minimum lease payments	4,771	3,400
Less: amount of lease payments representing interest	(306)	(1,301)
Lease liabilities	$4,465	$2,099

18.  RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS

AS OF MARCH 31, 2025 AND 2024

(In thousands)	2025	2024
ASSETS
Cash and cash equivalents	$5,726	$9,483
Investment in the Bank	178,808	171,390
Other assets	3,109	3,104
TOTAL ASSETS	$187,643	$183,977
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$118	$118
Dividend payable	420	1,267
Borrowings	27,091	27,004
Shareholders' equity	160,014	155,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$187,643	$183,977

STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 2025, 2024 AND 2023

(In thousands)	2025	2024	2023

INCOME:
Interest on investment securities and other short-term investments	$129	$262	$129
Total income	129	262	129

EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	2,095	2,180	1,424
Total expense	2,238	2,323	1,567
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME OF THE BANK	(2,109)	(2,062)	(1,438)
BENEFIT FOR INCOME TAXES	(443)	(433)	(303)
LOSS OF PARENT COMPANY	(1,666)	(1,629)	(1,135)
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	6,569	5,428	19,204
NET INCOME	$4,903	$3,799	$18,069

There were no items of other comprehensive income that were solely attributable to the parent company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2025, 2024 AND 2023

(In thousands)	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,903	$3,799	$18,069
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of the Bank	(6,569)	(5,428)	(19,204)
Amortization expense	87	86	85
Provision (benefit) for deferred income taxes	—	2	(1)
Stock-based compensation expense	384	34	390
Changes in assets and liabilities:
Other assets	(4)	(764)	(1,019)
Accrued expenses and other liabilities	—	(105)	112
Net cash used in operating activities	(1,199)	(2,376)	(1,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend from the Bank	1,975	12,000	8,000
Net cash provided by investing activities	1,975	12,000	8,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,533)	(5,080)	(5,117)
Proceeds from exercise of stock options	—	36	4
Repurchase of common stock	(2,000)	(577)	(6,706)
Net cash used in financing activities	(4,533)	(5,621)	(11,819)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,757)	4,003	(5,387)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,483	5,480	10,867

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,726	$9,483	$5,480

RIVERVIEW BANCORP, INC.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except per share data)	Three Months Ended
Fiscal 2025:	March 31	December 31	September 30	June 30

Interest and dividend income	$14,494	$15,127	$14,942	$14,399
Interest expense	5,301	5,739	6,000	5,578
Net interest income	9,193	9,388	8,942	8,821
Provision for credit losses	—	—	100	—
Non-interest income, net	3,707	3,341	3,841	3,367
Non-interest expense	11,438	11,154	10,701	10,969
Income before income taxes	1,462	1,575	1,982	1,219
Provision for income taxes	314	343	425	253

Net income	$1,148	$1,232	$1,557	$966

Basic earnings per common share (1)	$0.05	$0.06	$0.07	$0.05

Diluted earnings per common share (1)	$0.05	$0.06	$0.07	$0.05

Fiscal 2024:
Interest and dividend income	$14,291	$14,272	$14,035	$13,957
Interest expense	5,739	4,948	4,184	3,598
Net interest income	8,552	9,324	9,851	10,359
Provision for credit losses	—	—	—	—
Non-interest income, net	494	3,056	3,407	3,285
Non-interest expense	13,109	10,551	10,089	9,978
Income (loss) before income taxes	(4,063)	1,829	3,169	3,666
Provision (benefit) for income taxes	(1,095)	377	697	823

Net (loss) income	$(2,968)	$1,452	$2,472	$2,843

Basic earnings (loss) per common share (1)	$(0.14)	$0.07	$0.12	$0.13

Diluted earnings (loss) per common share (1)	$(0.14)	$0.07	$0.12	$0.13

(1)	Quarterly earnings per common share may vary from annual earnings per common share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

Item 9B. Other Information

(a)	Nothing to report.
(b)	During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information concerning our directors contained under the section captioned “Proposal I – Election of Directors” contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, and information concerning our executive officers contained in “Part I - Business -- Executive Officers” of this Form 10-K, is incorporated herein by reference.

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

Insider Trading Policy and Procedures

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, composed of Directors Patricia W. Eby, Bess R. Wills, and Larry A. Hoff. Each member of the Audit Committee is “independent,” as defined in the Nasdaq Stock Market Listing Standards. The Company’s Board of Directors has determined that Mrs. Eby, is an “audit committee financial expert”, as defined in Item 407(e) of Regulation S-K of the Exchange Act. Additional information concerning the Audit Committee as set forth under the section captioned “Audit Committee Matters” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders (excluding the information contained under the heading “Audit Committee Matters – Report of the Audit Committee”) is incorporated herein by reference.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders  is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Change in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2025:

Number of
securities
remaining
available for future
	Number of		issuance under
	securities to be	Weighted-	equity
	issued upon	average	compensation
	exercise of	price of	plans excluding
	outstanding	outstanding	securities reflected
Plan category	options	options	in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)

2017 Equity Incentive Plan	—	—	1,308,215

Equity compensation plans not approved by security holders:	—	—	—

Total	—	$—	1,308,215	(1)

(1).  All of the remaining securities are available for future issuance as restricted stock, restricted stock units or stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence and Tenure” under the heading “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information set forth under the section captioned “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

       See “Part II –Item 8. Financial Statements and Supplementary Data.”

2.  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits
	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Amended and Restated Bylaws of the Registrant (2)
	4.1	Form of Certificate of Common Stock of the Registrant (1)
	4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
	10.1	Form of Employment Agreement between the Company and the Bank and Nicole Sherman (4)
	10.2	Form of Change in Control Agreement between the Company and the Bank and Nicole Sherman (4)
	10.3	Form of Employment Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
	10.4	Form of Change in Control Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
	10.5	Form of Employment Agreement between the Company and Evan Sowers (5)
	10.6	Form of Change in Control Agreement between the Company and Evan Sowers (5)
	10.7	Employee Stock Ownership Plan (6)
	10.8	Deferred Compensation Plan (7)
	10.9	2017 Equity Incentive Plan (8)
	10.10	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
	10.11	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
	10.12	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
	10.13	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
	14	Code of Ethics and Conduct Policy (10)
	19	Insider Trading Policies and Procedures*
	21	Subsidiaries of Registrant *
	23	Consent of Independent Registered Public Accounting Firm *
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *
	97	Compensation Recovery Policy*
101

The following materials from Riverview Bancorp Inc.’s Annual Report on Form 10-K for the year ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

	104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2024 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and incorporated herein by reference
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.
(8)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
(10)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.riverviewbank.com in the section titled About: Code of Conduct.
*	Filed herewith

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date:	June 12, 2025	By:	/s/ Nicole Sherman
Nicole Sherman
President and Chief Executive Officer (Duly Authorized Representative/Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald L. Nies	By:	/s/ Nicole Sherman
	Gerald L. Nies		Nicole Sherman
	Chairman of the Board		President and Chief Executive Officer (Principal Executive Officer)

Date:	June 12, 2025	Date:	June 12, 2025

By:	/s/ David Lam	By:	/s/ Bess R. Wills
	David Lam		Bess R. Wills
	Executive Vice President and		Director
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	June 12, 2025	Date:	June 12, 2025

By:	/s/ Bradley J. Carlson	By:	/s/ Patricia W. Eby
	Bradley J. Carlson		Patricia W. Eby
	Director		Director

Date:	June 12, 2025	Date:	June 12, 2025

By:	/s/ Larry A. Hoff	By:	/s/ Stacey A. Graham
	Larry A. Hoff		Stacey A. Graham
	Director		Director

Date:	June 12, 2025	Date:	June 12, 2025

By:	/s/ Valerie Moreno
Valerie Moreno
Director

Date:	June 12, 2025