Form 10-Q
period 2025-06-30
RIVERVIEW BANCORP INC
filed 2025-08-08
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 20,948,378 shares outstanding, as of August 8, 2025.

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

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	Adverse impacts on economic conditions in our local markets or, other markets where we have lending relationships.
●	Effects of employment levels, labor shortages, persistent inflation, recessionary pressures, or slowing economic growth.
●	Changes in interest rate levels and the duration of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”).
●	The impact of inflation and monetary and fiscal policy responses thereto.
●	Effects of a federal government shutdown, debt ceiling standoff, or other fiscal uncertainty.
●	Bank failures or adverse developments at other banks, and any governmental or societal responses.
●	Credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses and provision for credit losses.
●	Changes in the general interest rates, short and long-term interest rate differentials, deposit interest rates, our net interest margin and funding sources.
●	Fluctuations in loan demand, unsold homes, land and property values and secondary market conditions for loans.
●	Results of examinations by regulatory authorities and potential requirements to increase credit loss allowances, write-down assets, reclassify assets, change our regulatory or capital position or affect our liquidity and earnings.
●	The ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity.
●	Legislation or regulatory changes, including but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws.
●	Our ability to attract and retain deposits and manage operating costs and expenses.
●	Use of estimates in determining the fair value of assets, which may prove incorrect.
●	Staffing fluctuations in response to product demand or corporate strategy implementation.
●	Vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks.
●	Retention of key senior management members.
●	Costs and effects of litigation.
●	Expectations regarding key growth initiatives and strategic priorities.
●	Future goodwill impairment.
●	Increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position, loan and deposit products;
●	Changes in consumer spending, borrowing and savings habits.
●	Resource availability to address changes in laws, rules, or regulations or to respond to regulatory actions.
●	Our ability to pay dividends on common stock.
●	Quality and composition of our securities portfolio and adverse changes in securities markets.
●	Inability of key third-party providers to fulfill obligations.
●	Changes in accounting policies and practices.
●	Geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors.
●	Effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events; and
●	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND MARCH 31, 2025

	June 30,	March 31,
(In thousands, except share and per share data) (Unaudited)	2025	2025
ASSETS
Cash and cash equivalents (including interest earning deposits in other banks of $15,192 and $14,375)	$34,172	$29,414
Investment securities:
Available for sale, at estimated fair value	118,777	119,436
Held to maturity, at amortized cost (estimated fair value of $171,776 and $175,392)	197,478	203,079
Loans receivable (net of allowance for credit losses of $15,426 and $15,374)	1,052,654	1,047,086
Prepaid expenses and other assets	12,455	12,523
Accrued interest receivable	4,493	4,525
Federal Home Loan Bank (“FHLB”) stock, at cost	5,516	4,342
Premises and equipment, net	21,867	22,304
Financing lease right-of-use ("ROU") asset	1,106	1,125
Deferred income taxes, net	8,286	8,625
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	147	171
Bank owned life insurance ("BOLI")	32,616	33,617
TOTAL ASSETS	$1,516,643	$1,513,323

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,209,893	$1,232,328
Accrued expenses and other liabilities	12,498	14,777
Advance payments by borrowers for taxes and insurance	558	614
FHLB advances	102,500	76,400
Junior subordinated debentures	27,113	27,091
Finance lease liability	2,080	2,099
Total liabilities	1,354,642	1,353,309

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
June 30, 2025 – 20,976,200 shares issued and outstanding	208	208
March 31, 2025 – 20,976,200 shares issued and outstanding
Additional paid-in capital	53,501	53,392
Retained earnings	120,522	119,717
Accumulated other comprehensive loss	(12,230)	(13,303)
Total shareholders' equity	162,001	160,014
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,516,643	$1,513,323

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Three Months Ended
	June 30,
(In thousands, except share and per share data) (Unaudited)	2025	2024
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$13,352	$12,052
Interest on investment securities – taxable	1,667	1,972
Interest on investment securities – nontaxable	65	65
Other interest and dividends	291	310
Total interest and dividend income	15,375	14,399

INTEREST EXPENSE:
Interest on deposits	3,774	3,447
Interest on borrowings	1,760	2,131
Total interest expense	5,534	5,578
Net interest income	9,841	8,821
Provision for credit losses	—	—
Net interest income after provision for credit losses	9,841	8,821

NON-INTEREST INCOME:
Fees and service charges	1,572	1,540
Asset management fees	1,552	1,558
Income from BOLI	222	211
Other, net	80	58
Total non-interest income, net	3,426	3,367

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,247	6,388
Occupancy and depreciation	1,868	1,895
Data processing	742	764
Amortization of CDI	24	25
Advertising and marketing	237	310
FDIC insurance premium	164	178
State and local taxes	225	216
Telecommunications	46	47
Professional fees	416	490
Other	751	656
Total non-interest expense	11,720	10,969

INCOME BEFORE INCOME TAXES	1,547	1,219
PROVISION FOR INCOME TAXES	322	253
NET INCOME	$1,225	$966

Earnings per common share:
Basic	$0.06	$0.05
Diluted	0.06	0.05
Weighted average number of common shares outstanding:
Basic	20,976,200	21,111,043
Diluted	20,976,200	21,111,043

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Three Months Ended
	June 30,
(In thousands) (Unaudited)	2025	2024

Net income	$1,225	$966

Other comprehensive income (loss):
Net unrealized holding gains (losses) from available for sale investment securities arising during the period, net of tax (expense) benefit of ($339) and $79, respectively	1,073	(250)
Total comprehensive income, net	$2,298	$716

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Loss	Total
	Shares	Amount

For the three months ended June 30, 2024

Balance April 1, 2024	21,111,043	$211	$55,005	$116,499	$(16,127)	$155,588

Net income	—	—	—	966	—	966
Cash dividends on common stock ($0.02 per share)	—	—	—	(422)	—	(422)
Stock-based compensation, net	—	—	26	—	—	26
Other comprehensive loss, net	—	—	—	—	(250)	(250)
Balance June 30, 2024	21,111,043	$211	$55,031	$117,043	$(16,377)	$155,908

For the three months ended June 30, 2025

Balance April 1, 2025	20,976,200	$208	$53,392	$119,717	$(13,303)	$160,014

Net income	—	—	—	1,225	—	1,225
Cash dividends on common stock ($0.02 per share)	—	—	—	(420)	—	(420)
Stock-based compensation, net	—	—	109	—	—	109
Other comprehensive income, net	—	—	—	—	1,073	1,073
Balance June 30, 2025	20,976,200	$208	$53,501	$120,522	$(12,230)	$162,001

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(In thousands) (Unaudited)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,225	$966
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	873	779
Purchased loans amortization (accretion), net	(46)	19
Stock-based compensation expense	109	26
Decrease in deferred loan origination fees, net of amortization	(125)	(66)
Income from BOLI	(222)	(211)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	195	207
Accrued interest receivable	32	(383)
Accrued expenses and other liabilities	(2,738)	4,099
Net cash provided by (used in) operating activities	(697)	5,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan (originations) repayments, net	5,172	(15,452)
Purchases of loans receivable	(10,570)	(5,553)
Principal repayments on investment securities available for sale	1,965	2,216
Proceeds from calls and maturities of investment securities available for sale	—	3,000
Principal repayments on investment securities held to maturity	5,497	3,594
Proceeds from sale of shares in trading asset - VISA stock	248	193
Purchases of premises and equipment and capitalized software	(76)	(110)
Purchase of FHLB stock, net	(1,174)	(1,134)
Proceeds from sales of premises and equipment	—	86
Proceeds from death benefit on BOLI	1,223	—
Net cash provided by (used in) investing activities	2,285	(13,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(22,435)	(12,000)
Dividends paid	(420)	(1,267)
Proceeds from borrowings	237,400	151,800
Repayment of borrowings	(211,300)	(126,600)
Net decrease in advance payments by borrowers for taxes and insurance	(56)	(30)
Principal payments on finance lease liability	(19)	(17)
Net cash provided by financing activities	3,170	11,886

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,758	4,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,414	23,642
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,172	$27,804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,624	$5,094
Income taxes	24	24

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$420	$422
Net unrealized holding gains (losses) from available for sale investment securities	1,412	(329)
Income tax effect related to other comprehensive income (loss)	(339)	79
Right-of-use lease asset obtained in exchange for operating lease liability	459	—
Conversion of shares in trading asset - VISA Stock	248	190

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2025 (“2025 Form 10-K”). The unaudited consolidated results of operations for the three months ended June 30, 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2026.

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

3.      STOCK PLAN AND STOCK-BASED COMPENSATION

Stock Option Plan - In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. At June 30, 2025, there were 1,308,215 shares available for grant under the 2017 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, considering the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Plan during the three months ended June 30, 2025 and 2024. As of June 30, 2025 and 2024, there were no stock options outstanding.

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

Stock-based compensation related to restricted stock grants was $109,000 and $26,000 for the three months ended June 30, 2025 and 2024, respectively. The increase in the stock-based compensation expense was primarily due to the new grants issued during the quarter ended December 31, 2024. The unrecognized stock-based compensation related to restricted stock was $998,000 and $145,000 at June 30, 2025 and 2024, respectively. The weighted average vesting period for the restricted stock was 2.25 years and 1.11 years at June 30, 2025 and 2024, respectively.

The following tables present the activity related to restricted stock for the periods shown:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Three Months Ended June 30, 2025	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	155,034	$5.74	125,169	$5.66	280,203	$5.71
Balance, end of period	155,034	$5.74	125,169	$5.66	280,203	$5.71

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Three Months Ended June 30, 2024	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	15,779	$5.72	63,397	$5.68	79,176	$5.69
Balance, end of period	15,779	$5.72	63,397	$5.68	79,176	$5.69

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the three months ended June 30, 2025 and 2024, there were no stock options excluded in computing diluted EPS.

On April 29, 2025, the Company’s Board of Director adopted a stock repurchase program (the “April 2025 repurchase program”), authorizing the Company to purchase up to $2.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The April 2025 repurchase program will continue until the earlier of the completion of the repurchase or 12 months after the effective date, depending on market conditions.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,
	2025	2024
(Dollars and share data in thousands, except per share data)
Basic EPS computation:
Numerator-net income	$1,225	$966
Denominator-weighted average common shares outstanding	20,976	21,111
Basic EPS	$0.06	$0.05
Diluted EPS computation:
Numerator-net income	$1,225	$966
Denominator-weighted average common shares outstanding	20,976	21,111
Diluted EPS	$0.06	$0.05

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2025
Available for sale:
Municipal securities	$36,966	$3	$(5,878)	$31,091
Agency securities	32,948	—	(2,371)	30,577
Real estate mortgage investment conduits (1)	27,977	—	(4,843)	23,134
Residential mortgage-backed securities (1)	10,153	13	(488)	9,678
Other mortgage-backed securities (2)	26,825	3	(2,531)	24,297
Total available for sale	$134,869	$19	$(16,111)	$118,777

Held to maturity:
Municipal securities	$10,290	$—	$(2,707)	$7,583
Agency securities	42,303	—	(2,354)	39,949
Real estate mortgage investment conduits (1)	27,625	—	(3,871)	23,754
Residential mortgage-backed securities (1)	98,927	—	(14,398)	84,529
Other mortgage-backed securities (3)	18,333	—	(2,372)	15,961
Total held to maturity	$197,478	$—	$(25,702)	$171,776

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2025
Available for sale:
Municipal securities	$37,280	$1	$(6,262)	$31,019
Agency securities	32,944	—	(2,741)	30,203
Real estate mortgage investment conduits (1)	28,597	—	(5,107)	23,490
Residential mortgage-backed securities (1)	10,802	13	(589)	10,226
Other mortgage-backed securities (2)	27,317	4	(2,823)	24,498
Total available for sale	$136,940	$18	$(17,522)	$119,436

Held to maturity:
Municipal securities	$10,296	$—	$(2,667)	$7,629
Agency securities	42,279	—	(2,723)	39,556
Real estate mortgage investment conduits (1)	28,499	—	(4,231)	24,268
Residential mortgage-backed securities (1)	101,933	—	(15,448)	86,485
Other mortgage-backed securities (3)	20,072	—	(2,618)	17,454
Total held to maturity	$203,079	$—	$(27,687)	$175,392

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.
(3)	Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of June 30, 2025 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$248	$247	$12,109	$11,980
Due after one year through five years	48,153	44,935	25,530	24,123
Due after five years through ten years	35,165	30,652	23,808	20,770
Due after ten years	51,303	42,943	136,031	114,903
Total	$134,869	$118,777	$197,478	$171,776

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2025	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$—	$—	$29,918	$(5,878)	$29,918	$(5,878)
Agency securities	—	—	30,577	(2,371)	30,577	(2,371)
Real estate mortgage investment conduits (1)	—	—	23,134	(4,843)	23,134	(4,843)
Residential mortgage-backed securities (1)	—	—	9,047	(488)	9,047	(488)
Other mortgage-backed securities (2)	493	(4)	23,507	(2,527)	24,000	(2,531)
Total available for sale	$493	$(4)	$116,183	$(16,107)	$116,676	$(16,111)

Held to maturity:
Municipal securities	$—	$—	$7,583	$(2,707)	$7,583	$(2,707)
Agency securities	—	—	39,949	(2,354)	39,949	(2,354)
Real estate mortgage investment conduits (1)	—	—	23,754	(3,871)	23,754	(3,871)
Residential mortgage-backed securities (1)	—	—	84,529	(14,398)	84,529	(14,398)
Other mortgage-backed securities (3)	—	—	15,961	(2,372)	15,961	(2,372)
Total held to maturity	$—	$—	$171,776	$(25,702)	$171,776	$(25,702)

March 31, 2025

Available for sale:
Municipal securities	$—	$—	$29,849	$(6,262)	$29,849	$(6,262)
Agency securities	—	—	30,203	(2,741)	30,203	(2,741)
Real estate mortgage investment conduits (1)	—	—	23,490	(5,107)	23,490	(5,107)
Residential mortgage-backed securities (1)	—	—	9,540	(589)	9,540	(589)
Other mortgage-backed securities (2)	418	(3)	23,816	(2,820)	24,234	(2,823)
Total available for sale	$418	$(3)	$116,898	$(17,519)	$117,316	$(17,522)

Held to maturity:
Municipal securities	$—	$—	$7,629	$(2,667)	$7,629	$(2,667)
Agency securities	—	—	39,556	(2,723)	39,556	(2,723)
Real estate mortgage investment conduits (1)	—	—	24,268	(4,231)	24,268	(4,231)
Residential mortgage-backed securities (1)	—	—	86,485	(15,448)	86,485	(15,448)
Other mortgage-backed securities (3)	—	—	17,454	(2,618)	17,454	(2,618)
Total held to maturity	$—	$—	$175,392	$(27,687)	$175,392	$(27,687)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.
(3)	Comprised of FHLMC and FNMA issued securities.

Allowance for Credit Losses (“ACL”) on Available for Sale Debt Securities – Each reporting period, the Company assesses each available for sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on available for sale debt securities at June 30, 2025 and March 31, 2025. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized costs, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  Projected cash flows are discounted by the current effective interest rate.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to accumulated other comprehensive income (loss) (“AOCI”).

ACL on Held to Maturity Debt Securities – The Company separately evaluates its held to maturity debt securities for any credit losses based on probability of default and loss given default utilizing historical industry data based on investment category. The probability of default and loss given default are incorporated into the present value of expected cash flows and compared against amortized cost. The Company did not record an ACL on held to maturity debt securities at June 30, 2025 and March 31, 2025 as the impact was insignificant.

The Company had no sales and realized no gains or losses on sales of investment securities for the three months ended June 30, 2025 and 2024. Investment securities available for sale with an amortized cost of $2.0 million and $2.1 million and an estimated fair value of $1.8 million and $2.0 million at June 30, 2025 and March 31, 2025, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $11.9 million and $12.2 million and a fair value of $10.2 million and $10.4 million at June 30, 2025 and March 31, 2025, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $138.4 million and $141.3 million and a fair value of $119.3 million and $120.5 million at June 30, 2025 and March 31, 2025, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

6.      LOANS AND ACL

Loans receivable is reported net of deferred loan fees and discounts, and inclusive of premiums. Deferred loan fees totaled $4.2 million and $4.3 million at June 30, 2025 and March 31, 2025, respectively. Discounts and premiums on loans receivable totaled $1.1 million and $1.7 million, respectively, at June 30, 2025, compared to $1.2 million and $1.7 million, respectively, at March 31, 2025. Loans receivable consisted of the following at the dates indicated (in thousands):

	June 30,	March 31,
	2025	2025
Commercial and construction
Commercial business	$231,826	$232,935
Commercial real estate	599,617	592,185
Land	3,659	4,610
Multi-family	90,606	91,451
Real estate construction	20,133	29,182
Total commercial and construction	945,841	950,363

Consumer
Real estate one-to-four family	98,147	97,683
Other installment	24,092	14,414
Total consumer	122,239	112,097

Total loans	1,068,080	1,062,460

Less: ACL for loans	15,426	15,374
Loans receivable, net	$1,052,654	$1,047,086

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2025, loans carried at $765.8 million were pledged as collateral to the FHLB of Des Moines and FRB pursuant to borrowing agreements.

Substantially all the Company’s business activity is with clients located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding AOCI. As of June 30, 2025 and March 31, 2025, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

There were no loans modified related to borrowers experiencing financial difficulty during the three months ended June 30, 2025. There were no loans past due at June 30, 2025 that had been modified in the previous 12 months.

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

The following table sets forth the Company’s loan portfolio at June 30, 2025 and March 31, 2025 by risk attribute and year of origination as well as current period gross charge-offs (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$2,208	$12,437	$18,010	$53,711	$84,230	$42,903	$10,843	$224,342
Special Mention	—	1,791	—	—	530	394	4,094	6,809
Substandard	—	—	—	—	—	675	—	675
Total commercial business	$2,208	$14,228	$18,010	$53,711	$84,760	$43,972	$14,937	$231,826
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$10,001	$47,954	$48,040	$57,820	$136,253	$251,052	$—	$551,120
Special Mention	—	—	3,162	6,352	5,207	23,805	—	38,526
Substandard	—	—	30	—	—	9,941	—	9,971
Total commercial real estate	$10,001	$47,954	$51,232	$64,172	$141,460	$284,798	$—	$599,617
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land
Risk rating
Pass	$—	$611	$—	$2,545	$81	$435	$(13)	$3,659
Total land	$—	$611	$—	$2,545	$81	$435	$(13)	$3,659
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$158	$1,127	$941	$39,016	$35,606	$13,341	$—	$90,189
Special Mention	—	—	—	181	—	134	—	315
Substandard	—	—	—	—	18	84	—	102
Total multi-family	$158	$1,127	$941	$39,197	$35,624	$13,559	$—	$90,606
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$237	$10,092	$6,454	$3,350	$—	$—	$—	$20,133
Total real estate construction	$237	$10,092	$6,454	$3,350	$—	$—	$—	$20,133
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$5	$—	$—	$56,841	$20,688	$20,584	$98,118
Substandard	—	—	—	—	—	29	—	29
Total real estate one-to-four family	$—	$5	$—	$—	$56,841	$20,717	$20,584	$98,147
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Risk rating
Pass	$7,600	$15,236	$343	$291	$77	$48	$497	$24,092
Total other installment	$7,600	$15,236	$343	$291	$77	$48	$497	$24,092
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans receivable, gross
Risk rating
Pass	$20,204	$87,462	$73,788	$156,733	$313,088	$328,467	$31,911	$1,011,653
Special Mention	—	1,791	3,162	6,533	5,737	24,333	4,094	45,650
Substandard	—	—	30	—	18	10,729	—	10,777
Total loans receivable, gross	$20,204	$89,253	$76,980	$163,266	$318,843	$363,529	$36,005	$1,068,080
Total current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$10,840	$17,592	$56,013	$85,632	$20,918	$24,198	$12,822	$228,015
Special Mention	1,964	—	—	571	—	456	1,166	4,157
Substandard	—	—	—	—	472	291	—	763
Total commercial business	$12,804	$17,592	$56,013	$86,203	$21,390	$24,945	$13,988	$232,935
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$44,477	$42,181	$61,005	$138,354	$86,768	$173,364	$—	$546,149
Special Mention	—	3,164	3,638	5,246	—	31,920	—	43,968
Substandard	—	30	—	—	—	2,038	—	2,068
Total commercial real estate	$44,477	$45,375	$64,643	$143,600	$86,768	$207,322	$—	$592,185
Current YTD gross write-offs	$—	$80	$—	$—	$—	$—	$—	$80

Land
Risk rating
Pass	$615	$—	$2,570	$84	$—	$457	$884	$4,610
Total land	$615	$—	$2,570	$84	$—	$457	$884	$4,610
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$1,132	$947	$39,279	$35,831	$4,257	$9,583	$—	$91,029
Special Mention	—	—	183	—	18	155	—	356
Substandard	—	—	—	—	—	66	—	66
Total multi-family	$1,132	$947	$39,462	$35,831	$4,275	$9,804	$—	$91,451
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$14,092	$11,784	$3,306	$—	$—	$—	$—	$29,182
Total real estate construction	$14,092	$11,784	$3,306	$—	$—	$—	$—	$29,182
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$133	$—	$—	$58,107	$4,041	$17,115	$18,257	$97,653
Substandard	—	—	—	—	—	30	—	30
Total real estate one-to-four family	$133	$—	$—	$58,107	$4,041	$17,145	$18,257	$97,683
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$11	$11

Other installment
Risk rating
Pass	$13,185	$337	$336	$96	$48	$6	$406	$14,414
Total other installment	$13,185	$337	$336	$96	$48	$6	$406	$14,414
Current YTD gross write-offs	$—	$6	$—	$25	$—	$—	$1	$32

Total loans receivable, gross
Risk rating
Pass	$84,474	$72,841	$162,509	$318,104	$116,032	$224,723	$32,369	$1,011,052
Special Mention	1,964	3,164	3,821	5,817	18	32,531	1,166	48,481
Substandard	—	30	—	—	472	2,425	—	2,927
Total loans receivable, gross	$86,438	$76,035	$166,330	$323,921	$116,522	$259,679	$33,535	$1,062,460
Total current YTD gross write-offs	$—	$86	$—	$25	$—	$—	$12	$123

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

The following tables detail activity in the ACL for loans at or for the three months ended June 30, 2025 and 2024, by loan category (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
June 30, 2025	Business	Real Estate	Land	Family	Construction	Consumer	Total

Beginning balance	$5,033	$7,492	$83	$444	$480	$1,842	$15,374
(Recapture of) provision for credit losses	(174)	158	(11)	(4)	(147)	178	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	52	52
Ending balance	$4,859	$7,650	$72	$440	$333	$2,072	$15,426

Three months ended
June 30, 2024

Beginning balance	$5,280	$7,391	$106	$367	$636	$1,584	$15,364
(Recapture of) provision for credit losses	(139)	(88)	14	35	87	91	—
Charge-offs	—	—	—	—	—	(1)	(1)
Recoveries	—	—	—	—	—	1	1
Ending balance	$5,141	$7,303	$120	$402	$723	$1,675	$15,364

Non-accrual loans: Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days or more delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $4,000 and $2,000 for the three months ended June 30, 2025 and 2024, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
June 30, 2025	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$3,662	$—	$32	$3,694	$228,132	$231,826
Commercial real estate	—	—	82	82	599,535	599,617
Land	—	—	—	—	3,659	3,659
Multi-family	—	—	—	—	90,606	90,606
Real estate construction	—	—	—	—	20,133	20,133
Consumer	—	—	29	29	122,210	122,239
Total	$3,662	$—	$143	$3,805	$1,064,275	$1,068,080

March 31, 2025

Commercial business	$3,793	$—	$37	$3,830	$229,105	$232,935
Commercial real estate	242	—	88	330	591,855	592,185
Land	—	—	—	—	4,610	4,610
Multi-family	—	—	—	—	91,451	91,451
Real estate construction	—	—	—	—	29,182	29,182
Consumer	47	—	30	77	112,020	112,097
Total	$4,082	$—	$155	$4,237	$1,058,223	$1,062,460

Included in the 30-89 days past due loans at June 30, 2025 and March 31, 2025 are $2.1 million and $3.1 million, respectively, of fully guaranteed SBA or United States Department of Agriculture (“USDA”) loans. These government guaranteed loans are classified as pass rated loans and are not considered to be either nonaccrual or classified loans because based on the guarantee, the Company expects to receive all principal and interest according to the contractual terms of the loan agreement and there are no well-defined weaknesses or risk of loss. As a result, these loans were omitted from the required calculation of the ACL for loans. Interest income foregone on non-accrual loans was $4,000 and $16,000 for the three months ended June 30, 2025 and the year ended March 31, 2025, respectively.

At June 30, 2025, the Company had $84,000 of non-accrual loans with no ACL and $59,000 of non-accrual loans with an ACL of $1,000. At March 31, 2025, the Company had $94,000 of non-accrual loans with no ACL and $61,000 of non-accrual loans with an ACL of $1,000. The amortized cost of collateral dependent loans as of June 30, 2025, were $32,000 and $52,000 for commercial business and commercial real estate, respectively, compared to $37,000 and $57,000 for March 31, 2025, respectively.

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

The Company performed an impairment assessment as of October 31, 2024 and determined that no impairment of goodwill exists. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit.

The Company completed a qualitative assessment of goodwill as of June 30, 2025, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. No assurances can be given that the Company’s goodwill will not be written down in future periods. If adverse economic conditions or any decreases in the Company’s stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company’s goodwill and may trigger impairment charges. Any impairment charge could have a material adverse affect on the Company’s results of operations and financial condition.

8.      FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	June 30, 2025	March 31, 2025
FHLB advances	$102,500	$76,400
Weighted average interest rate on FHLB advances (1)	4.59%	5.17%

(1) Computed based on the borrowing activity for the three months ended June 30, 2025 and the fiscal year ended March 31, 2025, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At June 30, 2025, based on collateral values, the Bank had additional borrowing capacity of $155.9 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At June 30, 2025, loans carried at $471.6 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, which totaled $27.1 million at both June 30, 2025 and March 31, 2025, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of

$836,000 at both June 30, 2025 and March 31, 2025, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at June 30, 2025 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	5.92%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	5.91%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	7.66%	6/2033
		27,836
Fair value adjustment (4)		(723)
Total Debentures		$27,113

(1)	The trust preferred securities reprice quarterly based on the three-month Chicago Mercantile Exchange (“CME”) Term SOFR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
June 30, 2025	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$31,091	$—	$31,091	$—
Agency securities	30,577	—	30,577	—
Real estate mortgage investment conduits	23,134	—	23,134	—
Residential mortgage-backed securities	9,678	—	9,678	—
Other mortgage-backed securities	24,297	—	24,297	—
Total assets measured at fair value on a recurring basis	$118,777	$—	$118,777	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2025	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$31,019	$—	$31,019	$—
Agency securities	30,203	—	30,203	—
Real estate mortgage investment conduits	23,490	—	23,490	—
Residential mortgage-backed securities	10,226	—	10,226	—
Other mortgage-backed securities	24,498	—	24,498	—
Total assets measured at fair value on a recurring basis	$119,436	$—	$119,436	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 for both the three months ended June 30, 2025 and the year ended March 31, 2025.

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

There were no assets measured at estimated fair value on a nonrecurring basis at either June 30, 2025 or March 31, 2025.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
June 30, 2025	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$34,172	$34,172	$—	$—	$34,172
Investment securities available for sale	118,777	—	118,777	—	118,777
Investment securities held to maturity	197,478	—	171,776	—	171,776
Loans receivable, net	1,052,654	—	—	979,705	979,705
FHLB stock	5,516	—	5,516	—	5,516

Liabilities:
Certificates of deposit	232,193	—	231,114	—	231,114
FHLB advances	102,500	—	102,387	—	102,387
Junior subordinated debentures	27,113	—	—	19,437	19,437

	Carrying				Estimated
March 31, 2025	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$29,414	$29,414	$—	$—	$29,414
Investment securities available for sale	119,436	—	119,436	—	119,436
Investment securities held to maturity	203,079	—	175,392	—	175,392
Loans receivable, net	1,047,086	—	—	974,523	974,523
FHLB stock	4,342	—	4,342	—	4,342

Liabilities:
Certificates of deposit	227,459	—	226,392	—	226,392
FHLB advances	76,400	—	76,316	—	76,316
Junior subordinated debentures	27,091	—	—	19,650	19,650

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

Other accounting standards that have been issued by the FASB are not currently expected to have a material effect on the Company’s business operations or consolidated financial statements.

12.      REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC Topic 606 “Revenues from Contracts with Customers” (“ASC 606”), revenues are recognized when goods or services are transferred to the client in exchange for the consideration the Company expects to be entitled to receive. The largest portion of the Company’s revenue is from interest income, which is not within the scope of ASC 606. All of the Company’s revenue from contracts with clients within the scope of ASC 606 is recognized in non-interest income except for gains on sales of REO and premises and equipment, which are included in non-interest expense.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from clients are generally collected at the time services are rendered, monthly, or quarterly. For contracts with clients within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the client’s transaction. The Company is generally the principal in these contracts, except for interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur monthly, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the client. For the three months ended June 30, 2025 and 2024, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three Months Ended
	2025	2024

Asset management fees	$1,552	$1,558
Debit card and ATM fees	762	821
Deposit related fees	528	461
Loan related fees	110	88
Income from BOLI (1)	222	211
FHLMC loan servicing fees (1)	17	19
Other, net	235	209
Total non-interest income, net	$3,426	$3,367

(1)	Not within scope of ASC 606

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

Contract Balances

As of June 30, 2025 and 2024, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of June 30, 2025 and 2024.

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

Significant off-balance sheet commitments at June 30, 2025 are listed below (in thousands):

Contract or Notional
Amount
June 30,
2025
Commitments to extend credit:
Adjustable-rate	$14,124
Fixed-rate	—
Standby letters of credit	1,600
Undisbursed loan funds and unused lines of credit	85,146
Total	$100,870

Other contractual obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2025, loans under warranty totaled $27.3 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At June 30, 2025, the Company had an ACL for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company did not incur any losses related to public depository funds for the three months ended June 30, 2025 and 2024.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

Litigation – The Company is periodically involved in litigation arising from the ordinary course of business, some of which may involve claims for substantial or uncertain amounts. At least quarterly, we assess liabilities and contingencies in connection with all outstanding or new legal matters, utilizing the most recent information available. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. If we determine that a loss from a matter is probable and the amount of the loss can be reasonably estimated, we will establish an accrual for the loss. Once established, an accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to estimate the amount of loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management’s estimates may change from time to time. Any estimate or determination relating to the future resolution of legal matters is uncertain and involves significant judgment. We usually are unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the process.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheets at the dates indicated (in thousands):

	June 30,		March 31,		Classification in the
Leases	2025		2025		consolidated balance sheets
Finance lease ROU asset	$1,106		$1,125		Financing lease ROU asset
Finance lease liability	$2,080		$2,099		Finance lease liability
Finance lease remaining lease term	14.43	years	14.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$4,437		$4,245		Prepaid expenses and other assets
Operating lease liabilities	$4,652		$4,465		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	4.49	years	4.65	years
Operating lease weighted-average discount rate	1.90%		1.67%

The table below presents certain information related to the lease costs for financing and operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended
Lease Costs	June 30, 2025	June 30, 2024
Finance lease amortization of ROU asset	$19	$19
Finance lease interest on lease liability	37	39
Operating lease costs	288	283
Variable lease costs	—	52
Total lease cost (1)	$344	$393

(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $288,000 for the three months ended June 30, 2025, compared to $347,000 for the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company recorded an operating lease ROU asset that was exchanged for an operating lease liability of $459,000. During the three months ended June 30, 2024, the Company did not record any operating lease ROU assets that were exchanged for operating lease liabilities.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of June 30, 2025 (in thousands):

Fiscal Year Ending March 31:	Operating	Finance
	Leases	Lease
Remainder of 2026	$915	$170
2027	1,219	230
2028	1,002	232
2029	787	232
2030	796	232
Thereafter	272	2,247
Total minimum lease payments	4,991	3,343
Less: amount of lease payments representing interest	(339)	(1,263)
Lease liabilities	$4,652	$2,080

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are discussed in our 2025 Form 10-K under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and Part II. Item 8, “Note 1. Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosures contained in the Company’s 2025 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services business, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area.

The Company is engaged primarily in attracting deposits from the general public and using those funds within its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. In addition, the Company, periodically purchases commercial business loans originated by a third party located outside the Company’s primary market area to supplement loan originations and diversify the commercial loan portfolio. The Company also purchases the guaranteed portion of SBA loans, originated by another financial institution and serviced by the seller, to further diversify the loan portfolio, supplement originations, and achiever higher yields than short-term investments. These SBA loans are also originated outside the Company’s primary market area. The Company’s loans receivable, net, totaled $1.05 billion at both June 30, 2025 and March 31, 2025.

The Bank's subsidiary, Riverview Trust Company (the “Trust Company”), is a trust and financial services company with offices located in downtown Vancouver, Washington, and Lake Oswego, Oregon. The Trust Company provides full-service brokerage, trust and asset management services. The Bank’s Business and Professional Banking Division, which operates out of two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

The Company’s strategic plan is centered on five priorities: being the employer of choice, profitable growth, digital experience, data empowerment and client experience.

-	Employer of choice: With the vision “to be the preferred place to bank and work in the Pacific Northwest,” - the Company focuses on recruiting, investing in, and retaining top talent across all areas of Riverview.
-	Profitable growth: Aiming for sustainable, well-managed expansion that supports long-term financial health and market competitiveness by increasing revenues, deepening client relationships, growing market share, and acquiring new clients, while enhancing profitability through strategic investments, prudent risk management, and cost control.
-	Digital experience: Delivering seamless, intuitive, and secure online interactions by leveraging leading technologies to provide personalized services, easy access to solutions, and efficient transactions.

-	Data empowerment: Utilizing data to support informed decision-making and deliver tailored client experiences. Effective data use provides insights into client behavior, market trends, and operational efficiencies.
-	Client experience: Enhancing every client interaction across all channels, from initial contact through ongoing relationship with a goal of delivering a best-in-class banking experience that builds trust and advocacy within the community.

The Company targets commercial banking clients, including businesses, professionals, and wealth-building individuals, for both loan originations and deposit growth within its primary market area. Consistent with its strategic, asset/liability, and capital management objectives, the Company seeks to increase its loan portfolio with an emphasis on commercial business and commercial real estate loans. These loans typically feature adjustable rates, higher yields, shorter terms, and higher credit risk, relative to traditional fixed-rate one-to-four family consumer real estate loans.

Our strategic plan also includes a focus on increasing non-interest income, including higher fee income from asset management services through the Trust Company and enhanced deposit-related service charges. The plan is designed to support earnings growth, reduce interest rate risk, and expand the Company’s financial service offerings to clients and the communities the Company serves.

With 17 branch locations, 10 in Clark County, three in the Portland metropolitan area, and three lending centers, management believes the Company is well positioned to attract new clients and increase market share.

Operating Strategy

Fiscal year 2026 marks the 102nd anniversary for Riverview Bank, which opened for business in 1923. Our primary business strategy is to provide comprehensive banking and related financial services within our primary market area. The Company’s goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular, commercial real estate, commercial business and business banking loans), increasing core deposit balances, managing problem assets, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Execution of our Business Plan. The Company remains focused on expanding its loan portfolio, particularly higher-yielding commercial and construction loans, and growing its core deposit base by deepening client relationships throughout its primary market areas. While residential real estate lending was historically a primary focus, the Company has diversified its loan portfolio in recent years through the strategic growth of its commercial and construction loan portfolios. At June 30, 2025, commercial and construction loans represented 88.6% of total loans. Commercial lending, including CRE, generally involves greater credit risk than residential lending. However, these risks are often compensated by higher interest margins and fee income, contributing to enhanced loan portfolio profitability. To support its growth and profitability objectives, the Company is committed to a relationship-based banking model designed to strengthen client loyalty, identify new lending opportunities, and improve client-level profitability through cross-selling deposit, treasury management, and other banking services. The Company continues to build its core deposit base by offering competitive products, enhancing digital banking capabilities, and prioritizing high-quality client service. Additionally, the Company seeks to expand its banking franchise through de novo branch development, selective acquisitions of branches or loan portfolios, and whole bank transactions that align with its strategic and financial goals.

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in our strong asset quality and credit metrics in fiscal year 2026. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business and business banking loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure using experienced bankers in these areas and a conservative approach to its lending.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its clients more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in client use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and new deposit products. The products are tailored to meet the needs of businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each client’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $900.1 million and $877.9 million at June 30, 2025 and March 31, 2025, respectively. The Company also offers a third-party identity theft product to its clients. The identity theft product assists our clients in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers a variety of deposit products, including personal checking, savings, and money market accounts, which generally represent lower-cost and more stable sources of funding compared to certificates of deposit. These core deposits are less sensitive to interest rate fluctuations and play a key role in supporting the Company’s funding and liquidity strategy. To strengthen its funding base, the Company continues to prioritize the growth of core deposits over higher-cost funding sources, such as brokered deposits, FHLB advances, and FRB borrowings. This approach supports loan growth while helping to manage interest expense and reduce reliance on more volatile wholesale funding sources.  A key element of this strategy is enhancing and deepening client relationships. The Company believes its continued focus on relationship banking will support the expansion of both core deposits and locally sourced retail certificates of deposit. In particular, the Company seeks to grow demand deposits by building business banking relationships, supported by a suite of expanded product offerings tailored to meet the specific needs of its business clients. To further encourage growth in lower-cost deposits, the Company has invested in technology-based solutions designed to improve the client experience and support cash management needs. These include personal financial management tools, business cash management services, and remote deposit capture products, which allow the Company to effectively compete with financial institutions of all sizes. As of June 30, 2025, core branch deposits decreased $18.9 million compared to March 31, 2025. Core branch deposits accounted for 98.4% of total deposits at June 30, 2025 compared to 98.1% at March 31, 2025.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Commercial Real Estate Mortgage	Real Estate Construction	Commercial and Construction Total
June 30, 2025

Commercial business	$231,826	$—	$—	$231,826
Commercial construction	—	—	9,994	9,994
Office buildings	—	108,610	—	108,610
Warehouse/industrial	—	113,361	—	113,361
Retail/shopping centers/strip malls	—	87,742	—	87,742
Assisted living facilities	—	353	—	353
Single purpose facilities	—	289,551	—	289,551
Land	—	3,659	—	3,659
Multi-family	—	90,606	—	90,606
One-to-four family construction	—	—	10,139	10,139
Total	$231,826	$693,882	$20,133	$945,841

March 31, 2025

Commercial business	$232,935	$—	$—	$232,935
Commercial construction	—	—	18,368	18,368
Office buildings	—	110,949	—	110,949
Warehouse/industrial	—	114,926	—	114,926
Retail/shopping centers/strip malls	—	88,815	—	88,815
Assisted living facilities	—	358	—	358
Single purpose facilities	—	277,137	—	277,137
Land	—	4,610	—	4,610
Multi-family	—	91,451	—	91,451
One-to-four family construction	—	—	10,814	10,814
Total	$232,935	$688,246	$29,182	$950,363

Comparison of Financial Condition at June 30, 2025 and March 31, 2025

Cash and cash equivalents, including interest-earning deposits in other banks, totaled $34.2 million at June 30, 2025 compared to $29.4 million at March 31, 2025. The Company’s cash balances typically fluctuate based on funding needs, deposit flows, and investment securities activity. In accordance with its asset/liability management and liquidity objectives, the Company may deploy excess liquidity into investment securities, depending on market conditions and expected returns. As part of this strategy, the Company may choose to invest in short-term certificates of deposit held for investment, all of which are fully insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Investment securities totaled $316.3 million and $322.5 million at June 30, 2025 and March 31, 2025, respectively. The decrease was due to normal pay downs, calls and maturities. The Company did  not sell any investment securities during the three months ended June 30, 2025. The Company’s investment securities primarily consist of a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At June 30, 2025, the Company determined that none of its investment securities required an allowance for credit losses (“ACL”). For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $1.05 billion at both June 30, 2025 and March 31, 2025. During the quarter ended June 30, 2025, net loans increased $5.6 million, due primarily to an increase in commercial real estate loans of $7.4 million, which was partially offset by a decrease in real estate construction loans of $9.0 million, reflecting the completion and payoff of previously originated projects.

The Company no longer originates one-to-four family mortgage loans; however, it may purchase these loans on a selective basis consistent with its asset/liability objectives. Additionally, the Company also purchases loans that are originated by a third-party located outside the Company’s primary market area to supplement loan originations and diversify the loan portfolio. Purchased loans totaled $43.5 million at June 30, 2025 compared to $35.3 million at March 31, 2025, an increase of $8.2 million.  The increase was primarily attributable to consumer loan purchases totaling $10.4 million.

The Company also purchases the guaranteed portion of SBA loans to further diversify the loan portfolio, supplement loan originations, and generate higher yields relative to cash or other short-term investments. These SBA loans are originated through another financial institution located outside the Company’s primary market area and are purchased with servicing retained by the seller. At June 30, 2025, the Company’s purchased SBA loan portfolio was $47.0 million compared to $47.4 million at March 31, 2025.

Goodwill was $27.1 million at both June 30, 2025, and March 31, 2025. For additional information on our goodwill impairment testing, see “Goodwill Valuation” included in this Item 7 and Note 7 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Deposits decreased $22.4 million to $1.21 billion at June 30, 2025, compared to $1.23 billion at March 31, 2025, primarily due to increased competition for deposits, pricing pressure, and an overall decrease in market liquidity. Non-interest bearing accounts decreased $8.7 million, regular savings accounts decreased $8.5 million, interest bearing checking accounts decreased $7.4 million, and money market accounts decreased $2.5 million. These declines were partially offset by a $4.7 million increase in certificates of deposit.

The Company had no wholesale-brokered deposits at either June 30, 2025, or March 31, 2025. Core branch deposits represented 98.4% of total deposits at June 30, 2025, compared to 98.1% at March 31, 2025. The Company plans to continue prioritizing core deposits and strengthening deposit relationships through targeted client engagement strategies and competitive product offerings, rather than relying on wholesale funding sources.

FHLB advances increased $26.1 million to $102.5 million at June 30, 2025, compared to $76.4 million at March 31, 2025. FHLB advances were comprised of $77.5 million in overnight borrowings and $25.0 million in short-term borrowings at June 30, 2025, compared to $51.4 million in overnight borrowings and $25.0 million in short-term borrowings at March 31, 2025. These advances were used to fund new loan originations and partially offset the decrease in deposit balances.

Shareholders’ equity increased $2.0 million to $162.0 million at June 30, 2025 from $160.0 million at March 31, 2025. The increase was mainly attributable to net income of $1.2 million for the three months ended June 30, 2025 and an improvement in other comprehensive income of $1.1 million, which reflected a reduction in unrealized holding losses on securities available for sale, net of tax. The reduction in unrealized losses was due to favorable movements in market interest rates during the quarter. These increases were partially offset by cash dividend payments totaling $420,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets

(set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of June 30, 2025.

As of June 30, 2025, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total Capital:
(To Risk-Weighted Assets)	$180,140	16.56%	$87,036	8.0%	$108,795	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	166,514	15.31	65,277	6.0	87,036	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	166,514	15.31	48,958	4.5	70,717	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	166,514	11.16	59,692	4.0	74,616	5.0

March 31, 2025
Total Capital:
(To Risk-Weighted Assets)	$178,452	16.48%	$86,625	8.0%	$108,281	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	164,891	15.23	64,969	6.0	86,625	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	164,891	15.23	48,726	4.5	70,383	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	164,891	11.10	59,406	4.0	74,257	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income As of June 30, 2025, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at June 30, 2025, the Company would have exceeded all regulatory capital requirements.

At periodic intervals, the Company’s banking regulators routinely examine the Company’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s consolidated financial statements be adjusted in accordance with their findings. A future examination could include a review of certain transactions or other amounts reported in the Company’s 2026 consolidated financial statements.

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

The Company's primary sources of funds are client deposits, proceeds from principal and interest payments on loans, securities, the sale of loans, maturing securities, FHLB advances and FRB borrowings. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition. Management believes that its focus on core relationship deposits coupled with access to borrowings through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals, continuing operations, satisfying other financial commitments, and taking advantage of investment opportunities. During the three months ended June 30, 2025, deposits remained relatively stable; however, the Bank utilized its funding sources primarily to support loan commitments and manage deposit withdrawals influenced by competitive and pricing pressures.

At June 30, 2025, cash and cash equivalents and available for sale investment securities totaled $152.9 million, or 10.0% of total assets. Management believes that the Company’s security portfolio is of high quality and generally marketable. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. Its primary liquidity management strategy is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At June 30, 2025, the Bank had no advances from the FRB and maintained a credit facility with an available borrowing capacity of $195.1 million, subject to sufficient collateral. At June 30, 2025, the Bank had advances totaling $102.5 million from the FHLB and had an additional borrowing capacity of $155.9 million with the FHLB, subject to sufficient collateral and stock investment. At June 30, 2025, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on the quality and risk rating of pledged loan collateral, and counterparties may adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, historically it has not extensively relied on brokered deposits to fund its operations. At June 30, 2025 and March 31, 2025, the Bank had no wholesale brokered deposits. The Bank also participates in the Certificate of Deposit Account Registry Services (“CDARS”) and Insured Cash Sweep (“ICS”) deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for depositors while obtaining “pass-through” insurance for total deposits. The Bank’s CDARS and ICS balances were $34.0 million, or 2.81% of total deposits and $36.0 million, or 2.92% of total deposits, at June 30, 2025 and March 31, 2025 respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $787.4 million, or 51.92% of total assets at June 30, 2025.

At June 30, 2025, the Company had total commitments of $100.9 million, which included commitments to extend credit of $14.1 million, unused lines of credit totaling $73.5 million, undisbursed real estate construction loans totaling $11.7 million, and standby letters of credit totaling $1.6 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2025 totaled $227.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan and investment securities maturities of less than one year totaling $26.0 million and $12.4 million, respectively, at June 30, 2025.

The Company incurs capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and client retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during the remainder of fiscal 2026 we expect cash expenditures of approximately $1.3 million for capital investment in premises and equipment.

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include dividends from the Bank, as well as the potential issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice and may be subject to additional limitations depending on the Bank’s financial condition and applicable regulations. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. As of June 30, 2025, the quarterly common stock dividend rate was $0.02 per share, as approved by the Board of Directors. Management believes this dividend rate appropriately balances the Company’s objectives of supporting investment in the Bank, while returning capital to shareholders. Assuming continued payment during fiscal 2026 at this rate of $0.02 per share, average total dividends paid each quarter would be approximately $420,000 based on the number of the Company’s outstanding shares as of June 30, 2025. At June 30, 2025, Riverview Bancorp, Inc. had $5.2 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets were $143,000 or 0.01% of total assets at June 30, 2025, compared to $155,000 or 0.01% of total assets at March 31, 2025. The Company had net recoveries totaling $52,000 for the three months ended June 30, 2025 compared to net charge-offs of $90,000 during fiscal 2025. The Company had no other real estate owned or foreclosed assets at June 30, 2025 and March 31, 2025.

The following table sets forth information regarding the Company’s nonperforming loans, consisting of nonaccrual loans at the dates indicated (dollars in thousands):

	June 30, 2025		March 31, 2025
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	1	$32	1	$37
Commercial real estate	2	82	2	88
Consumer	1	29	1	30
Total	4	143	4	155

The ACL for loans was $15.4 million or 1.44% of total loans at June 30, 2025 and $15.4 million or 1.45% of total loans at March 31, 2025. The Company did not record a provision for credit losses for either the three months ended June 30, 2025 or 2024. At June 30, 2025, the ACL provided coverage of more than 10,800% of nonperforming loans, compared to approximately 9,900% at March 31, 2025, reflecting continued asset quality strength and conservative reserve levels. The general valuation allowance on pooled, or collectively evaluated, loans was 1.42% at June 30, 2025 and 1.45% at March 31, 2025.

Management considers the ACL for loans and unfunded loan commitments to be adequate at June 30, 2025 based on an evaluation of various factors affecting the loan portfolio. The Company believes the ACL has been established in accordance with GAAP, however, material increases may be required if economic conditions worsen, regulatory outcomes change, or other relevant factors emerge. Significant increases in the ACL may also be necessary if borrower credit quality deteriorates or collateral values decline. Such an increase could negatively impact the Company’s future financial condition and results of operations. For further information regarding the Company’s individually evaluated loans and ACL for loans and unfunded loan commitments, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2025	March 31, 2025

Loans accounted for on a non-accrual basis:
Commercial business	$32	$37
Commercial real estate	82	88
Consumer	29	30
Total nonperforming loans	143	155
Real estate owned (“REO”)	—	—
Total nonperforming assets	$143	$155

Foregone interest on non-accrual loans (1)	$4	$16

(1)	Three months ended June 30, 2025 and year ended March 31, 2025.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Total
June 30, 2025

Commercial business	$32	$32
Commercial real estate	82	82
Consumer	29	29
Total nonperforming assets	$143	$143

	Southwest
	Washington	Total

March 31, 2025

Commercial business	$37	$37
Commercial real estate	88	88
Consumer	30	30
Total nonperforming assets	$155	$155

At June 30, 2025, loans delinquent 30-89 days totaled $3.7 million or 0.34% of total loans, down from $4.1 million or 0.38% of total loans at March 31, 2025. The decrease was primarily attributable to the decrease in fully guaranteed SBA and USDA loans. These loans, while delinquent are classified as pass rated loans and are excluded from nonperforming and ACL calculations due to the full government guarantee and the expectation that all contractual principal and interest will be collected.

At June 30, 2025, CRE loans represented the largest portion of the loan portfolio at 56.14% of total loans and commercial business represented 21.70% of total loans.

Goodwill Valuation

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company has two reporting units, the Bank and the Trust Company, for purposes of evaluating goodwill for impairment. All the Company’s goodwill has been allocated to the Bank reporting unit. The Company performs an annual review in the third quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit.

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

The Company performed its annual goodwill impairment test as of October 31, 2024 and determined that no impairment of goodwill exists.

The Company also completed a qualitative assessment of goodwill as of June 30, 2025 and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Accordingly, no goodwill impairment was recognized. However, future impairment charges could occur if adverse events or changes in circumstances arise, including, but not limited to: (i) a sustained decline in the Company’s stock price or that of peer institutions, (ii) revenue declines beyond current forecasts, (iii) significant adverse changes in the operating environment for the financial industry, or (iv) increases in the value of the Company’s assets without a corresponding increase in the value of the reporting unit.

Additionally, changes in circumstances at or after the measurement date, or changes in the assumptions and estimates used in assessing goodwill, could result in a partial or full impairment of our goodwill. While any such impairment charge would adversely affect the Company’s financial condition and results of operations, it would not impact the Company’s liquidity, operations, or regulatory capital ratios.

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

Net Income. Net income was $1.2 million, or $0.06 per diluted share, for the three months ended June 30, 2025, up $259,000 or 26.8% compared to $966,000, or $0.05 per diluted share for the same period in the prior year. The Company’s net income increased primarily due to an increase in interest and dividend income of $976,000 from increased interest and fees on loans receivable and an increase in non-interest income of $59,000, partially offset by a $751,000 increase in non-interest expense and a $69,000 increase in the provision for income taxes.

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

Net interest income for the three months ended June 30, 2025 increased $1.0 million to $9.8 million compared to $8.8 million for the same period in the prior year. The increase was primarily due to increased interest income on loans while holding interest expense steady. Net interest margin for the three months ended June 30, 2025 was 2.78% compared to 2.47% for the three months ended June 30, 2024. The increase in the net interest margin was attributable to the increase in interest income and the increase in average net loans.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2025 increased $976,000 to $15.4 million compared to $14.4 million for the same period in the prior year. The increase was primarily due to an increase in interest income on loans receivable of $1.3 million, partially offset by a decrease in interest income on investment securities of $305,000.

Interest and fees earned on net loans increased by $1.3 million for the three months ended June 30, 2025, compared to the same period in the prior year, due to increases in the yield earned on and the average outstanding balance of net loans. The average yield on loans increased 32 basis points to 5.02% for the three months ended June 30, 2025 compared to 4.70% for the comparable period in 2024. The average yield on mortgage related loans increased 30 basis points to 5.02%, and the yield on non-mortgage related loans increased 38 basis points to 5.03% for the three months ended June 30, 2025. The average balance of net loans increased $38.9 million to $1.07 billion for the three months ended June 30, 2025 from $1.03 billion for the same period in the prior year, with the average balance of mortgage related loans increasing $22.0 million and the non-mortgage related loans increasing $16.9 million.

Interest Expense. Interest expense totaled $5.5 million for the three months ended June 30, 2025, a decrease of $44,000 from $5.6 million for the three months ended June 30, 2024. Interest expense on deposits increased $327,000 for the three months ended June 30, 2025 compared to the same period in the prior year, primarily due to a 37 basis point increase in the average rate paid on money market accounts and an increase in the average balance of certificates of deposit and money market accounts. The average balance of certificates of deposit increased $9.4 million and the average balance of money market accounts increased $20.1 million compared to the same period in the prior year. These increases were partially offset by a 23 basis point decline in the average rate paid on certificates of deposit and a 12 basis point decline in the rate paid on interest checking accounts. The average balance of total interest-bearing deposits increased $22.8 million to $882.1 million for the three months ended June 30, 2025, from $859.3 million for the same period in 2024, and the average rate paid increased 11 basis points to 1.72% during that same period.

Interest expense on borrowings decreased $371,000 for the three months ended June 30, 2025 compared to the same period in the prior year, primarily due to a decline in the average rate paid on FHLB advances. The average rate paid on FHLB advances decreased 133 basis points to 3.20%, while the average balance of  FHLB advances remained relatively stable at $110.3 million for the three months ended June 30, 2025, compared to $111.7 million for the same period in the prior year.

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

	Three Months Ended June 30,
	2025			2024
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$794,887	$9,945	5.02%	$772,893	$9,094	4.72%
Non-mortgage loans	271,825	3,407	5.03	254,884	2,958	4.65
Total net loans (1)	1,066,712	13,352	5.02	1,027,777	12,052	4.70

Investment securities (2)	337,184	1,753	2.09	391,253	2,058	2.11
Interest-earning deposits in other banks	13,530	141	4.18	11,400	148	5.21
Other earning assets	6,704	150	8.97	6,815	162	9.53
Total interest-earning assets	1,424,130	15,396	4.34	1,437,245	14,420	4.02

Non-interest-earning assets:
Office properties and equipment, net	23,283			22,713
Other non-interest-earning assets	61,661			63,070
Total assets	$1,509,074			$1,523,028

Interest-bearing liabilities:
Regular savings accounts	$163,966	43	0.11	$182,896	26	0.06
Interest checking accounts	262,991	632	0.96	266,821	719	1.08
Money market accounts	229,532	1,169	2.04	209,384	874	1.67
Certificates of deposit	225,567	1,930	3.43	200,190	1,828	3.66
Total interest-bearing deposits	882,056	3,774	1.72	859,291	3,447	1.61

Junior subordinated debentures	27,101	461	6.82	27,013	533	7.91
FHLB advances	110,309	1,261	4.59	111,692	1,559	5.60
Other interest-bearing liabilities	2,140	38	7.12	2,194	39	7.13
Total interest-bearing liabilities	1,021,606	5,534	2.17	1,000,190	5,578	2.24

Non-interest-bearing liabilities:
Non-interest-bearing deposits	313,556			352,727
Other liabilities	12,325			14,563
Total liabilities	1,347,487			1,367,480
Shareholders’ equity	161,587			155,548
Total liabilities and shareholders’ equity	$1,509,074			$1,523,028
Net interest income		$9,862			$8,842
Interest rate spread			2.17%			1.78%
Net interest margin			2.78%			2.47%

Ratio of average interest-earning assets to average interest-bearing liabilities			139.40%			143.70%

Tax equivalent adjustment (3)		$21			$21

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended June 30,
	2025 vs 2024
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$263	$588	$851
Non-mortgage loans	201	248	449
Investment securities (1)	(285)	(20)	(305)
Interest-earning deposits in other banks	25	(32)	(7)
Other earning assets	(3)	(9)	(12)
Total interest income	201	775	976

Interest Expense:
Regular savings accounts	(3)	20	17
Interest checking accounts	(10)	(77)	(87)
Money market accounts	89	206	295
Certificates of deposit	222	(120)	102
Junior subordinated debentures	2	(74)	(72)
FHLB advances	(19)	(279)	(298)
Other interest-bearing liabilities	(1)	—	(1)
Total interest expense	280	(324)	(44)
Net interest income	$(79)	$1,099	$1,020

(1)	Interest is presented on a fully tax-equivalent basis.

Provision for Credit Losses. The Company recorded no provision for credit losses for the three months ended June 30, 2025 and 2024. The lack of provision for credit losses for the three months ended June 30, 2025 reflects assumptions used in the Company’s forecast of the economic environment, including the effects of local, national, and global events. In addition, expected loss estimates considered various borrower and portfolio-level factors, such as client-specific information, changes in risk ratings, projected delinquencies, and the potential impact of economic conditions on borrowers' ability to repay. For the three months ended June 30, 2025, net recoveries totaled $52,000 compared to insignificant net recoveries for the three months ended June 30, 2024.

While we believe the estimates and assumptions used in determining of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not prove to be incorrect, or that future provisions will not exceed historical levels. Any increase in the ACL could have a material adverse effect on our financial condition and results of operations. A further deterioration in national or local economic conditions, such as those driven by inflation, recession, or slowed economic growth, could result in a material increase in the ACL. In addition, the ACL is subject to periodic regulatory review as part of the routine examination process. Examiners may  require adjustment to the allowance based on information available to them at the time, which could also have a material adverse impact on the Company’s financial condition and results of operations.

Nonperforming loans were $143,000 at June 30, 2025, compared to $155,000 at March 31, 2025.  The ratio of the ACL for loans to nonperforming loans was approximately 10,800% at June 30, 2025 compared to approximately 9,900% at March 31, 2025. See “Asset Quality” above for additional information considered by management in determining the appropriate level of the ACL.

Non-Interest Income. Non-interest income increased $59,000 and totaled $3.4 million for both the three months ended June 30, 2025 and 2024. The increase was due to an increase in fees and services charges of $32,000 and other non-interest income of $22,000. The increase in fees and services charges was primarily due to higher non-sufficient fund charges of

$75,000, partially offset by lower activity in other deposit-related fees. The increase in other non-interest income was due to insurance proceeds from BOLI death benefits that exceeded the previous receivable.

Non-Interest Expense. Non-interest expense increased $751,000 to $11.7 million for the three months ended June 30, 2025, compared to $11.0 million for the same period in the prior year. Salaries and employee benefits increased $859,000 due to increases in compensation expense, bonus expense and payroll taxes, which was offset by a decrease in personnel expense. Other non-interest expense increased $95,000, primarily due to two factors. First there were fewer fraud recoveries during the three months ended June 30, 2025 compared to the same period in 2024. Second, the current period did not include a gain on sale of fixed assets of $82,000, which had reduced expenses during the prior year period. In addition, the three months ended June 30, 2024 included a $155,000 miscellaneous expense primarily related to a business and occupation tax accrual, which did not recur for the three months ended June 30, 2025. Other changes in non-interest expenses included decreases in occupancy and depreciation expense of $27,000, data processing expense of $22,000, marketing and advertising expense of $73,000, and professional fees of $74,000.

Income Taxes. The provision for income taxes was $322,000 for the three months ended June 30, 2025, compared to $253,000 for the same period in the prior year. The increase in the provision for income taxes was due to higher pre-tax income for the three months ended June 30, 2025, compared to the same period in the prior year. The Company’s effective tax rate was 20.8% for both the three months ended June 30, 2025 and 2024. At June 30, 2025, management deemed that a valuation allowance related to the Company’s deferred tax asset was not necessary. At June 30, 2025, the Company had a net deferred tax asset of $8.3 million compared to $8.6 million at March 31, 2025.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in the market risk disclosures contained in the 2025 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2025 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended June 30, 2025, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2025.

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
April 1, 2025 - June 30, 2025	—	$—	—	$2,000,000
Total	—	$—	—	$2,000,000

On April 29, 2025, the Company announced that its Board of Director adopted a stock repurchase program authorizing the Company to purchase up to $2.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The repurchase program will continue until the earlier of the completion of the repurchase or 12 months after the effective date, depending on market conditions.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None
(b)	None
(c)	Trading Plans. During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Common Stock of the Registrant (1)
4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
10.1	Form of Employment Agreement between the Company and the Bank and Nicole Sherman (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and Nicole Sherman (4)
10.3	Form of Employment Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.4	Form of Change in Control Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.5	Form of Employment Agreement between the Company and Evan Sowers (5)
10.6	Form of Change in Control Agreement between the Company and Evan Sowers (5)
10.7	Employee Stock Ownership Plan (6)
10.8	Deferred Compensation Plan (7)
10.9	2017 Equity Incentive Plan (8)
10.10	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.11	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.12	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.13	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2024 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.
(8)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Nicole Sherman	By:	/S/ David Lam
	Nicole Sherman		David Lam
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 8, 2025	Date:	August 8, 2025