Form 10-Q
period 2025-09-30
RIVERVIEW BANCORP INC
filed 2025-11-07
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 20,750,376 shares outstanding, as of November 7, 2025.

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

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	Adverse impacts on economic conditions in our local markets or other markets where we have lending relationships.
●	Effects of employment levels, labor shortages, persistent inflation, recessionary pressures, or slowing economic growth.
●	Changes in interest rate levels and the duration of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”).
●	The impact of inflation and monetary and fiscal policy responses thereto.
●	Effects of a federal government shutdown, debt ceiling standoff, or other fiscal uncertainty.
●	Bank failures or adverse developments at other banks, and any governmental or societal responses.
●	Credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses and provision for credit losses.
●	Changes in the general interest rates, short and long-term interest rate differentials, deposit interest rates, our net interest margin and funding sources.
●	Fluctuations in loan demand, unsold homes, land and property values and secondary market conditions for loans.
●	Results of examinations by regulatory authorities and potential requirements to increase credit loss allowances, write-down assets, reclassify assets, change our regulatory or capital position or affect our liquidity and earnings.
●	The ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity.
●	Legislation or regulatory changes, including but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws.
●	Our ability to attract and retain deposits and manage operating costs and expenses.
●	Use of estimates in determining the fair value of assets, which may prove incorrect.
●	Staffing fluctuations in response to product demand or corporate strategy implementation.
●	Vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks.
●	Retention of key senior management members.
●	Costs and effects of litigation.
●	Expectations regarding key growth initiatives and strategic priorities.
●	Future goodwill impairment.
●	Increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position, loan and deposit products.
●	Changes in consumer spending, borrowing and savings habits.
●	Resource availability to address changes in laws, rules, or regulations or to respond to regulatory actions.
●	Our ability to pay dividends on common stock.
●	Quality and composition of our securities portfolio and adverse changes in securities markets.
●	Inability of key third-party providers to fulfill obligations.
●	Changes in accounting policies and practices.
●	Geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors.
●	Effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events.
●	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND MARCH 31, 2025

	September 30,	March 31,
	2025
(In thousands, except share and per share data)	(Unaudited)	2025
ASSETS
Cash and cash equivalents (including interest earning deposits in other banks of $16,987 and $14,375)	$32,809	$29,414
Investment securities:
Available for sale, at estimated fair value	118,447	119,436
Held to maturity, at amortized cost (estimated fair value of $169,312 and $175,392)	192,759	203,079
Loans receivable (net of allowance for credit losses of $15,427 and $15,374)	1,054,764	1,047,086
Prepaid expenses and other assets	12,349	12,523
Accrued interest receivable	4,473	4,525
Federal Home Loan Bank (“FHLB”) stock, at cost	3,257	4,342
Premises and equipment, net	21,667	22,304
Financing lease right-of-use ("ROU") asset	1,087	1,125
Deferred income taxes, net	7,826	8,625
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	124	171
Bank owned life insurance ("BOLI")	32,906	33,617
TOTAL ASSETS	$1,509,544	$1,513,323

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,236,424	$1,232,328
Accrued expenses and other liabilities	27,229	14,777
Advance payments by borrowers for taxes and insurance	858	614
FHLB advances	52,300	76,400
Junior subordinated debentures	27,135	27,091
Finance lease liability	2,061	2,099
Total liabilities	1,346,007	1,353,309

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
September 30, 2025 – 20,938,504 shares issued and outstanding	207	208
March 31, 2025 – 20,976,200 shares issued and outstanding
Additional paid-in capital	52,900	53,392
Retained earnings	121,203	119,717
Accumulated other comprehensive loss	(10,773)	(13,303)
Total shareholders' equity	163,537	160,014
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,509,544	$1,513,323

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except share and per share data) (Unaudited)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$13,667	$12,683	$27,019	$24,735
Interest on investment securities – taxable	1,395	1,874	3,062	3,846
Interest on investment securities – nontaxable	65	65	130	130
Other interest and dividends	245	320	536	630
Total interest and dividend income	15,372	14,942	30,747	29,341

INTEREST EXPENSE:
Interest on deposits	4,360	3,855	8,134	7,302
Interest on borrowings	1,231	2,145	2,991	4,276
Total interest expense	5,591	6,000	11,125	11,578
Net interest income	9,781	8,942	19,622	17,763
Provision for credit losses	—	100	—	100
Net interest income after provision for credit losses	9,781	8,842	19,622	17,663

NON-INTEREST INCOME:
Fees and service charges	1,637	1,524	3,209	3,064
Asset management fees	1,527	1,433	3,079	2,991
Income from BOLI	290	279	512	490
Other, net	386	605	466	663
Total non-interest income, net	3,840	3,841	7,266	7,208

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,304	6,477	14,551	12,865
Occupancy and depreciation	1,859	1,921	3,727	3,816
Data processing	778	695	1,520	1,459
Amortization of CDI	23	25	47	50
Advertising and marketing	333	367	570	677
FDIC insurance premium	171	166	335	344
State and local taxes	260	234	485	450
Telecommunications	50	52	96	99
Professional fees	354	304	770	794
Other	1,094	460	1,845	1,116
Total non-interest expense	12,226	10,701	23,946	21,670

INCOME BEFORE INCOME TAXES	1,395	1,982	2,942	3,201
PROVISION FOR INCOME TAXES	296	425	618	678
NET INCOME	$1,099	$1,557	$2,324	$2,523

Earnings per common share:
Basic	$0.05	$0.07	$0.11	$0.12
Diluted	0.05	0.07	0.11	0.12
Weighted average number of common shares outstanding:
Basic	20,948,327	21,097,580	20,962,187	21,104,275
Diluted	20,948,327	21,097,580	20,962,187	21,104,275

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands) (Unaudited)	2025	2024	2025	2024

Net income	$1,099	$1,557	$2,324	$2,523

Other comprehensive income:
Net unrealized holding gains from available for sale investment securities arising during the period, net of tax expense of ($461), ($1,169), ($800), and ($1,090), respectively	1,457	3,704	2,530	3,454
Total comprehensive income, net	$2,556	$5,261	$4,854	$5,977

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Loss	Total
	Shares	Amount

For the three months ended September 30, 2024

Balance July 1, 2024	21,111,043	$211	$55,031	$117,043	$(16,377)	$155,908

Net income	—	—	—	1,557	—	1,557
Cash dividends on common stock ($0.02 per share)	—	—	—	(421)	—	(421)
Restricted stock forfeited	(14,075)	—	—	—	—	—
Stock-based compensation, net	—	—	26	—	—	26
Other comprehensive income, net	—	—	—	—	3,704	3,704
Balance September 30, 2024	21,096,968	$211	$55,057	$118,179	$(12,673)	$160,774

For the six months ended September 30, 2024

Balance April 1, 2024	21,111,043	$211	$55,005	$116,499	$(16,127)	$155,588

Net income	—	—	—	2,523	—	2,523
Cash dividends on common stock ($0.04 per share)	—	—	—	(843)	—	(843)
Restricted stock forfeited	(14,075)	—	—	—	—	—
Stock-based compensation, net	—	—	52	—	—	52
Other comprehensive income, net	—	—	—	—	3,454	3,454
Balance September 30, 2024	21,096,968	$211	$55,057	$118,179	$(12,673)	$160,774

For the three months ended September 30, 2025

Balance July 1, 2025	20,976,200	$208	$53,501	$120,522	$(12,230)	$162,001

Net income	—	—	—	1,099	—	1,099
Cash dividends on common stock ($0.02 per share)	—	—	—	(418)	—	(418)
Stock repurchased	(156,347)	(2)	(809)	—	—	(811)
Restricted stock granted, net of forfeitures	118,651	1	—	—	—	1
Stock-based compensation, net	—	—	208	—	—	208
Other comprehensive income, net	—	—	—	—	1,457	1,457
Balance September 30, 2025	20,938,504	$207	$52,900	$121,203	$(10,773)	$163,537

For the six months ended September 30, 2025

Balance April 1, 2025	20,976,200	$208	$53,392	$119,717	$(13,303)	$160,014

Net income	—	—	—	2,324	—	2,324
Cash dividends on common stock ($0.04 per share)	—	—	—	(838)	—	(838)
Stock repurchased	(156,347)	(2)	(809)	—	—	(811)
Restricted stock granted, net of forfeitures	118,651	1	—	—	—	1
Stock-based compensation, net	—	—	317	—	—	317
Other comprehensive income, net	—	—	—	—	2,530	2,530
Balance September 30, 2025	20,938,504	$207	$52,900	$121,203	$(10,773)	$163,537

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands) (Unaudited)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,324	$2,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,708	1,584
Purchased loans (accretion) amortization, net	(22)	36
Provision for credit losses	—	100
Stock-based compensation expense	318	52
Decrease in deferred loan origination fees, net of amortization	(39)	(170)
Net gain on sales of premises and equipment	(23)	—
Income from BOLI	(512)	(490)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	259	222
Accrued interest receivable	52	(155)
Accrued expenses and other liabilities	11,993	2,498
Net cash provided by operating activities	16,058	6,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan (originations) repayments, net	3,904	(21,041)
Purchases of loans receivable	(11,522)	(15,786)
Principal repayments on investment securities available for sale	4,126	4,493
Proceeds from calls and maturities of investment securities available for sale	—	10,230
Principal repayments on investment securities held to maturity	10,123	7,325
Proceeds from sale of shares in trading asset - VISA stock	248	392
Purchases of premises and equipment and capitalized software	(469)	(2,317)
Redemption (purchase) of FHLB stock, net	1,085	(630)
Proceeds from sales of premises and equipment	66	86
Proceeds from death benefit on BOLI	1,223	—
Net cash provided by (used in) investing activities	8,784	(17,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,096	5,820
Dividends paid	(838)	(1,688)
Proceeds from borrowings	364,900	294,100
Repayment of borrowings	(389,000)	(280,100)
Net increase in advance payments by borrowers for taxes and insurance	244	267
Principal payments on finance lease liability	(38)	(33)
Repurchase of common stock	(811)	—
Net cash (used in) provided by financing activities	(21,447)	18,366

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,395	7,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,414	23,642
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,809	$30,960

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,001	$10,504
Income taxes	519	49

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$419	$422
Net unrealized holding gains from available for sale investment securities	3,330	4,544
Income tax effect related to other comprehensive income (loss)	(800)	(1,090)
Right-of-use lease asset obtained in exchange for operating lease liability	459	—
Conversion of shares in trading asset - VISA Stock	248	392

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2025 (“2025 Form 10-K”). The unaudited consolidated results of operations for the six months ended September 30, 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2026.

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

2.      PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly owned subsidiary, Riverview Bank (the “Bank”); and the Bank’s wholly owned subsidiaries, Riverview Services, Inc. and Riverview Trust Company (the “Trust Company”) (collectively referred to as the “Company”). All inter-company transactions and balances have been eliminated in consolidation.

3.      STOCK PLAN AND STOCK-BASED COMPENSATION

Stock Option Plan - In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. At September 30, 2025, there were 1,189,564 shares available for grant under the 2017 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, considering the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Plan during the six months ended September 30, 2025 and 2024. As of September 30, 2025 and 2024, there were no stock options outstanding.

The Company may grant restricted stock pursuant to the 2017 Plan of which vesting can either be time based, or performance based. Performance based awards are subject to attaining certain performance metrics and all, or a portion of, the performance based awards can subsequently be cancelled for not attaining the predetermined performance metrics.

The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the date of grant. The related stock-based compensation expense is recorded over the requisite service period.

Stock-based compensation related to restricted stock grants was $209,000 and $26,000 for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation related to restricted stock grants was $318,000 and $52,000 for the six months ended September 30, 2025 and 2024, respectively. The increase in the stock-based compensation expense was primarily due to the new grants issued during the three months ended September 30, 2025. The unrecognized stock-based compensation related to restricted stock was $1.4 million and $119,000 at September 30, 2025 and 2024, respectively. The weighted average vesting period for the restricted stock was 2.35 years and 0.94 years at September 30, 2025 and 2024, respectively.

The following tables present the activity related to restricted stock awards for the periods shown:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Six Months Ended September 30, 2025	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	155,034	$5.74	125,169	$5.66	280,203	$5.71
Granted	46,256	5.15	100,217	5.15	146,473	5.15
Forfeited	—	—	(27,822)	5.76	(27,822)	5.76
Vested	(12,630)	5.70	(23,470)	5.58	(36,100)	5.62
Balance, end of period	188,660	$5.60	174,094	$5.36	362,754	$5.49

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Six Months Ended September 30, 2024	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	15,779	$5.72	63,397	$5.68	79,176	$5.69
Forfeited	—	—	(14,075)	5.21	(14,075)	5.21
Vested	(6,289)	5.84	(13,417)	6.54	(19,706)	6.32
Balance, end of period	9,490	$5.64	35,905	$5.54	45,395	$5.57

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the six months ended September 30, 2025 and 2024, there were no stock options excluded in computing diluted EPS.

On April 29, 2025, the Company’s Board of Director adopted a stock repurchase program (the “April 2025 repurchase program”), authorizing the Company to purchase up to $2.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The April 2025 repurchase program will continue until the earlier of the completion of the repurchase or 12 months after the effective date, depending on market conditions. As of September 30, 2025, the Company had repurchased 156,347 shares at a total cost of $811,000 under the April 2025 repurchase program at an average price of $5.18 per share.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
(Dollars and share data in thousands, except per share data)
Basic EPS computation:
Numerator-net income	$1,099	$1,557	$2,324	$2,523
Denominator-weighted average common shares outstanding	20,948	21,098	20,962	21,104
Basic EPS	$0.05	$0.07	$0.11	$0.12
Diluted EPS computation:
Numerator-net income	$1,099	$1,557	$2,324	$2,523
Denominator-weighted average common shares outstanding	20,948	21,098	20,962	21,104
Diluted EPS	$0.05	$0.07	$0.11	$0.12

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2025
Available for sale:
Municipal securities	$36,919	$3	$(5,081)	$31,841
Agency securities	32,953	—	(2,019)	30,934
Real estate mortgage investment conduits (1)	27,286	—	(4,396)	22,890
Residential mortgage-backed securities (1)	9,592	13	(436)	9,169
Other mortgage-backed securities (2)	25,871	3	(2,261)	23,613
Total available for sale	$132,621	$19	$(14,193)	$118,447

Held to maturity:
Municipal securities	$10,283	$—	$(2,492)	$7,791
Agency securities	42,329	—	(1,948)	40,381
Real estate mortgage investment conduits (1)	26,828	—	(3,552)	23,276
Residential mortgage-backed securities (1)	96,322	—	(13,252)	83,070
Other mortgage-backed securities (3)	16,997	—	(2,203)	14,794
Total held to maturity	$192,759	$—	$(23,447)	$169,312

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2025
Available for sale:
Municipal securities	$37,280	$1	$(6,262)	$31,019
Agency securities	32,944	—	(2,741)	30,203
Real estate mortgage investment conduits (1)	28,597	—	(5,107)	23,490
Residential mortgage-backed securities (1)	10,802	13	(589)	10,226
Other mortgage-backed securities (2)	27,317	4	(2,823)	24,498
Total available for sale	$136,940	$18	$(17,522)	$119,436

Held to maturity:
Municipal securities	$10,296	$—	$(2,667)	$7,629
Agency securities	42,279	—	(2,723)	39,556
Real estate mortgage investment conduits (1)	28,499	—	(4,231)	24,268
Residential mortgage-backed securities (1)	101,933	—	(15,448)	86,485
Other mortgage-backed securities (3)	20,072	—	(2,618)	17,454
Total held to maturity	$203,079	$—	$(27,687)	$175,392

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.
(3)	Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of September 30, 2025 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$202	$198	$10,829	$10,773
Due after one year through five years	48,398	45,668	28,501	27,055
Due after five years through ten years	33,704	29,794	20,612	18,102
Due after ten years	50,317	42,787	132,817	113,382
Total	$132,621	$118,447	$192,759	$169,312

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2025	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$—	$—	$30,667	$(5,081)	$30,667	$(5,081)
Agency securities	—	—	30,934	(2,019)	30,934	(2,019)
Real estate mortgage investment conduits (1)	—	—	22,890	(4,396)	22,890	(4,396)
Residential mortgage-backed securities (1)	—	—	8,580	(436)	8,580	(436)
Other mortgage-backed securities (2)	649	(6)	22,873	(2,255)	23,522	(2,261)
Total available for sale	$649	$(6)	$115,944	$(14,187)	$116,593	$(14,193)

Held to maturity:
Municipal securities	$—	$—	$7,791	$(2,492)	$7,791	$(2,492)
Agency securities	—	—	40,381	(1,948)	40,381	(1,948)
Real estate mortgage investment conduits (1)	—	—	23,276	(3,552)	23,276	(3,552)
Residential mortgage-backed securities (1)	—	—	83,070	(13,252)	83,070	(13,252)
Other mortgage-backed securities (3)	—	—	14,794	(2,203)	14,794	(2,203)
Total held to maturity	$—	$—	$169,312	$(23,447)	$169,312	$(23,447)

March 31, 2025

Available for sale:
Municipal securities	$—	$—	$29,849	$(6,262)	$29,849	$(6,262)
Agency securities	—	—	30,203	(2,741)	30,203	(2,741)
Real estate mortgage investment conduits (1)	—	—	23,490	(5,107)	23,490	(5,107)
Residential mortgage-backed securities (1)	—	—	9,540	(589)	9,540	(589)
Other mortgage-backed securities (2)	418	(3)	23,816	(2,820)	24,234	(2,823)
Total available for sale	$418	$(3)	$116,898	$(17,519)	$117,316	$(17,522)

Held to maturity:
Municipal securities	$—	$—	$7,629	$(2,667)	$7,629	$(2,667)
Agency securities	—	—	39,556	(2,723)	39,556	(2,723)
Real estate mortgage investment conduits (1)	—	—	24,268	(4,231)	24,268	(4,231)
Residential mortgage-backed securities (1)	—	—	86,485	(15,448)	86,485	(15,448)
Other mortgage-backed securities (3)	—	—	17,454	(2,618)	17,454	(2,618)
Total held to maturity	$—	$—	$175,392	$(27,687)	$175,392	$(27,687)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.
(3)	Comprised of FHLMC and FNMA issued securities.

Allowance for Credit Losses (“ACL”) on Available for Sale Debt Securities – Each reporting period, the Company assesses each available for sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on available for sale debt securities at September 30, 2025 and March 31, 2025. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

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

ACL on Held to Maturity Debt Securities – The Company separately evaluates its held to maturity debt securities for any credit losses based on probability of default and loss given default utilizing historical industry data based on investment category. The probability of default and loss given default are incorporated into the present value of expected cash flows and compared against amortized cost. The Company did not record an ACL on held to maturity debt securities at September 30, 2025 and March 31, 2025, as the impact was insignificant.

The Company had no sales and realized no gains or losses on sales of investment securities for the six months ended September 30, 2025 and 2024. Investment securities available for sale with an amortized cost of $1.8 million and $2.1 million and an estimated fair value of $1.7 million and $2.0 million at September 30, 2025 and March 31, 2025, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $11.6 million and $12.2 million and a fair value of $10.0 million and $10.4 million at September 30, 2025 and March 31, 2025, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $136.1 million and $141.3 million and a fair value of $118.5 million and $120.5 million at September 30, 2025 and March 31, 2025, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

6.      LOANS AND ACL

Loans receivable is reported net of deferred loan fees and discounts, and inclusive of premiums. Deferred loan fees totaled $4.3 million at both September 30, 2025 and March 31, 2025. Discounts and premiums on loans receivable totaled $1.1 million and $1.7 million, respectively, at September 30, 2025, compared to $1.2 million and $1.7 million, respectively, at March 31, 2025. Loans receivable consisted of the following at the dates indicated (in thousands):

	September 30,	March 31,
	2025	2025
Commercial and construction
Commercial business	$227,594	$232,935
Commercial real estate	602,961	592,185
Land	3,930	4,610
Multi-family	88,991	91,451
Real estate construction	25,775	29,182
Total commercial and construction	949,251	950,363

Consumer
Real estate one-to-four family	99,042	97,683
Other installment	21,898	14,414
Total consumer	120,940	112,097

Total loans	1,070,191	1,062,460

Less: ACL for loans	15,427	15,374
Loans receivable, net	$1,054,764	$1,047,086

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At September 30, 2025, loans carried at $755.9 million were pledged as collateral to the FHLB of Des Moines and FRB pursuant to borrowing agreements.

Substantially all the Company’s business activity is with clients located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding AOCI. As of September 30, 2025 and March 31, 2025, the Bank had no loans to any one borrower in excess of the regulatory limit.

Troubled Loan Modifications (“TLM”) – Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. When principal forgiveness is provided, the amount of the forgiveness is charged off against the ACL for loans. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL for loans is adjusted by the same amount. The ACL on modified loans is measured using the same credit loss estimation methods used to determine the ACL for all other loans held for investment. These methods incorporate the post-modification loan terms, as well as defaults and charge-offs associated with historical modified loans.

There were no loans modified related to borrowers experiencing financial difficulty during the six months ended September 30, 2025. There were no loans past due at September 30, 2025 that had been modified in the previous 12 months.

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

Loss – These loans have a risk rating of 9 and are rated in accordance with regulatory guidelines. Such loans are charged-off or charged down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

The following table sets forth the Company’s loan portfolio at September 30, 2025 and March 31, 2025 by risk attribute and year of origination as well as current period gross charge-offs (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$4,079	$14,145	$18,090	$50,693	$81,133	$41,352	$12,509	$222,001
Special Mention	—	1,615	—	399	489	335	2,085	4,923
Substandard	—	—	—	—	—	670	—	670
Total commercial business	$4,079	$15,760	$18,090	$51,092	$81,622	$42,357	$14,594	$227,594
Current YTD gross write-offs	$—	$—	$—	$—	$—	$1	$—	$1

Commercial real estate
Risk rating
Pass	$23,700	$47,740	$47,657	$57,386	$135,193	$242,728	$—	$554,404
Special Mention	—	—	3,160	6,309	5,169	24,039	—	38,677
Substandard	—	—	30	—	—	9,850	—	9,880
Total commercial real estate	$23,700	$47,740	$50,847	$63,695	$140,362	$276,617	$—	$602,961
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land
Risk rating
Pass	$635	$607	$—	$2,207	$78	$413	$(10)	$3,930
Total land	$635	$607	$—	$2,207	$78	$413	$(10)	$3,930
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$437	$1,121	$935	$37,444	$35,399	$13,064	$—	$88,400
Special Mention	—	—	—	326	—	158	—	484
Substandard	—	—	—	—	17	90	—	107
Total multi-family	$437	$1,121	$935	$37,770	$35,416	$13,312	$—	$88,991
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$6,102	$8,602	$7,111	$3,960	$—	$—	$—	$25,775
Total real estate construction	$6,102	$8,602	$7,111	$3,960	$—	$—	$—	$25,775
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$—	$—	$56,457	$20,182	$22,373	$99,012
Substandard	—	—	—	—	—	30	—	30
Total real estate one-to-four family	$—	$—	$—	$—	$56,457	$20,212	$22,373	$99,042
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Risk rating
Pass	$6,898	$13,863	$278	$262	$63	$41	$493	$21,898
Total other installment	$6,898	$13,863	$278	$262	$63	$41	$493	$21,898
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans receivable, gross
Risk rating
Pass	$41,851	$86,078	$74,071	$151,952	$308,323	$317,780	$35,365	$1,015,420
Special Mention	—	1,615	3,160	7,034	5,658	24,532	2,085	44,084
Substandard	—	—	30	—	17	10,640	—	10,687
Total loans receivable, gross	$41,851	$87,693	$77,261	$158,986	$313,998	$352,952	$37,450	$1,070,191
Total current YTD gross write-offs	$—	$—	$—	$—	$—	$1	$—	$1

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$10,840	$17,592	$56,013	$85,632	$20,918	$24,198	$12,822	$228,015
Special Mention	1,964	—	—	571	—	456	1,166	4,157
Substandard	—	—	—	—	472	291	—	763
Total commercial business	$12,804	$17,592	$56,013	$86,203	$21,390	$24,945	$13,988	$232,935
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$44,477	$42,181	$61,005	$138,354	$86,768	$173,364	$—	$546,149
Special Mention	—	3,164	3,638	5,246	—	31,920	—	43,968
Substandard	—	30	—	—	—	2,038	—	2,068
Total commercial real estate	$44,477	$45,375	$64,643	$143,600	$86,768	$207,322	$—	$592,185
Current YTD gross write-offs	$—	$80	$—	$—	$—	$—	$—	$80

Land
Risk rating
Pass	$615	$—	$2,570	$84	$—	$457	$884	$4,610
Total land	$615	$—	$2,570	$84	$—	$457	$884	$4,610
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$1,132	$947	$39,279	$35,831	$4,257	$9,583	$—	$91,029
Special Mention	—	—	183	—	18	155	—	356
Substandard	—	—	—	—	—	66	—	66
Total multi-family	$1,132	$947	$39,462	$35,831	$4,275	$9,804	$—	$91,451
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$14,092	$11,784	$3,306	$—	$—	$—	$—	$29,182
Total real estate construction	$14,092	$11,784	$3,306	$—	$—	$—	$—	$29,182
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$133	$—	$—	$58,107	$4,041	$17,115	$18,257	$97,653
Substandard	—	—	—	—	—	30	—	30
Total real estate one-to-four family	$133	$—	$—	$58,107	$4,041	$17,145	$18,257	$97,683
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$11	$11

Other installment
Risk rating
Pass	$13,185	$337	$336	$96	$48	$6	$406	$14,414
Total other installment	$13,185	$337	$336	$96	$48	$6	$406	$14,414
Current YTD gross write-offs	$—	$6	$—	$25	$—	$—	$1	$32

Total loans receivable, gross
Risk rating
Pass	$84,474	$72,841	$162,509	$318,104	$116,032	$224,723	$32,369	$1,011,052
Special Mention	1,964	3,164	3,821	5,817	18	32,531	1,166	48,481
Substandard	—	30	—	—	472	2,425	—	2,927
Total loans receivable, gross	$86,438	$76,035	$166,330	$323,921	$116,522	$259,679	$33,535	$1,062,460
Total current YTD gross write-offs	$—	$86	$—	$25	$—	$—	$12	$123

ACL on Loans - The ACL for loans is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL for loans is evaluated based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type. Finally, the Company considers forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.  The Company estimates the expected credit losses over the loans’ contractual terms, adjusted for expected prepayments. The ACL for loans is calculated for loan segments utilizing loan level information and other relevant internal and external data.

The methodology for estimating the amount of expected credit losses has two basic components: (i) a general component for pools of loans that share similar risk characteristics; and (ii) an individual component for loans that do not share risk characteristics with other loans and are evaluated individually. For pooled loans, the Company builds reserve rates using historical life-of-loan default data combined with assessments of current loan portfolio information and forecasts of economic and business cycle conditions. The model uses statistical analysis to determine the life of loan default rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasts of economic and collateral trends. For loans that are individually evaluated, an allowance is established when the discounted cash flows or collateral value (less estimated selling costs, if applicable) is lower than the carrying value of the loan.

Loans, or portions thereof, are charged off when available information confirms they are uncollectible, such as when: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; and/or the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

Management’s evaluation of the ACL for loans is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL for loans and may require the Company to make additions to the ACL based on their judgment about information available to them at the time of their examinations.

The following tables detail activity in the ACL for loans at or for the three and six months ended September 30, 2025 and 2024, by loan category (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
September 30, 2025	Business	Real Estate	Land	Family	Construction	Consumer	Total

Beginning balance	$4,859	$7,650	$72	$440	$333	$2,072	$15,426
Provision for (recapture of) credit losses	1	(25)	5	(13)	97	(65)	—
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	2	2
Ending balance	$4,859	$7,625	$77	$427	$430	$2,009	$15,427

Six months ended
September 30, 2025	Commercial	Commercial		Multi-	Real Estate
	Business	Real Estate	Land	Family	Construction	Consumer	Total
Beginning balance	$5,033	$7,492	$83	$444	$480	$1,842	$15,374
Provision for (recapture of) credit losses	(173)	133	(6)	(17)	(50)	113	—
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	54	54
Ending balance	$4,859	$7,625	$77	$427	$430	$2,009	$15,427

Three months ended
September 30, 2024

Beginning balance	$5,141	$7,303	$120	$402	$723	$1,675	$15,364
Provision for (recapture of) credit losses	(23)	(166)	19	(48)	202	116	100
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	2	2
Ending balance	$5,118	$7,137	$139	$354	$925	$1,793	$15,466

Six months ended
September 30, 2024

Beginning balance	$5,280	$7,391	$106	$367	$636	$1,584	$15,364
Provision for (recapture of) credit losses	(162)	(254)	33	(13)	289	207	100
Charge-offs	—	—	—	—	—	(1)	(1)
Recoveries	—	—	—	—	—	3	3
Ending balance	$5,118	$7,137	$139	$354	$925	$1,793	$15,466

Non-accrual loans: Loans are reviewed regularly, and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days or more delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $23,000 and $4,000 for the six months ended September 30, 2025 and 2024, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
September 30, 2025	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$3,505	$—	$670	$4,175	$223,419	$227,594
Commercial real estate	—	—	77	77	602,884	602,961
Land	—	—	—	—	3,930	3,930
Multi-family	—	—	—	—	88,991	88,991
Real estate construction	—	—	—	—	25,775	25,775
Consumer	7	—	29	36	120,904	120,940
Total	$3,512	$—	$776	$4,288	$1,065,903	$1,070,191

March 31, 2025

Commercial business	$3,793	$—	$37	$3,830	$229,105	$232,935
Commercial real estate	242	—	88	330	591,855	592,185
Land	—	—	—	—	4,610	4,610
Multi-family	—	—	—	—	91,451	91,451
Real estate construction	—	—	—	—	29,182	29,182
Consumer	47	—	30	77	112,020	112,097
Total	$4,082	$—	$155	$4,237	$1,058,223	$1,062,460

Included in the 30-89 days past due loans at September 30, 2025 and March 31, 2025 are $2.7 million and $3.1 million, respectively, of fully guaranteed SBA or United States Department of Agriculture (“USDA”) loans. These government guaranteed loans are classified as pass rated loans and are not considered to be either nonaccrual or classified loans because based on the guarantee, the Company expects to receive all principal and interest according to the contractual terms of the loan agreement and there are no well-defined weaknesses or risk of loss. As a result, these loans were omitted from the required calculation of the ACL for loans. Interest income foregone on non-accrual loans was $23,000 and $16,000 for the six months ended September 30, 2025 and the year ended March 31, 2025, respectively.

At September 30, 2025, the Company had $716,000 of non-accrual loans with no ACL and $60,000 of non-accrual loans with an ACL of $1,000. At March 31, 2025, the Company had $94,000 of non-accrual loans with no ACL and $61,000 of non-accrual loans with an ACL of $1,000. The amortized cost of collateral dependent loans as of September 30, 2025, was $670,000 and $46,000 for commercial business and commercial real estate, compared to $37,000 and $57,000 as of March 31, 2025, respectively.

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

The Company completed a qualitative assessment of goodwill as of September 30, 2025, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. No assurances can be given that the Company’s goodwill will not be written down in future periods. If adverse economic conditions or any decreases in the Company’s stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company’s goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

8.      FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	September 30, 2025	March 31, 2025
FHLB advances	$52,300	$76,400
Weighted average interest rate on FHLB advances (1)	4.58%	5.17%

(1) Computed based on the borrowing activity for the six months ended September 30, 2025 and the fiscal year ended March 31, 2025, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At September 30, 2025, based on collateral values, the Bank had additional borrowing capacity of $207.6 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At September 30, 2025, loans carried at $474.6 million were pledged as collateral to the FHLB.

9.      JUNIOR SUBORDINATED DEBENTURES

The Company has wholly owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock.

The Debentures issued by the Company to the grantor trusts, which totaled $27.1 million at both September 30, 2025 and March 31, 2025, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both September 30, 2025 and March 31, 2025, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at September 30, 2025 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	5.94%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	5.93%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	7.66%	6/2033
		27,836
Fair value adjustment (4)		(701)
Total Debentures		$27,135

(1)	The trust preferred securities reprice quarterly based on the three-month Chicago Mercantile Exchange (“CME”) Term SOFR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
September 30, 2025	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$31,841	$—	$31,841	$—
Agency securities	30,934	—	30,934	—
Real estate mortgage investment conduits	22,890	—	22,890	—
Residential mortgage-backed securities	9,169	—	9,169	—
Other mortgage-backed securities	23,613	—	23,613	—
Total assets measured at fair value on a recurring basis	$118,447	$—	$118,447	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2025	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$31,019	$—	$31,019	$—
Agency securities	30,203	—	30,203	—
Real estate mortgage investment conduits	23,490	—	23,490	—
Residential mortgage-backed securities	10,226	—	10,226	—
Other mortgage-backed securities	24,498	—	24,498	—
Total assets measured at fair value on a recurring basis	$119,436	$—	$119,436	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 for both the six months ended September 30, 2025 and the year ended March 31, 2025.

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

There were no assets measured at estimated fair value on a nonrecurring basis at either September 30, 2025 or March 31, 2025.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
September 30, 2025	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$32,809	$32,809	$—	$—	$32,809
Investment securities available for sale	118,447	—	118,447	—	118,447
Investment securities held to maturity	192,759	—	169,312	—	169,312
Loans receivable, net	1,054,764	—	—	981,669	981,669
FHLB stock	3,257	—	3,257	—	3,257

Liabilities:
Certificates of deposit	254,512	—	253,790	—	253,790
FHLB advances	52,300	—	52,242	—	52,242
Junior subordinated debentures	27,135	—	—	19,758	19,758

	Carrying				Estimated
March 31, 2025	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$29,414	$29,414	$—	$—	$29,414
Investment securities available for sale	119,436	—	119,436	—	119,436
Investment securities held to maturity	203,079	—	175,392	—	175,392
Loans receivable, net	1,047,086	—	—	974,523	974,523
FHLB stock	4,342	—	4,342	—	4,342

Liabilities:
Certificates of deposit	227,459	—	226,392	—	226,392
FHLB advances	76,400	—	76,316	—	76,316
Junior subordinated debentures	27,091	—	—	19,650	19,650

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from clients are generally collected at the time services are rendered, monthly, or quarterly. For contracts with clients within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the client’s transaction. The Company is generally the principal in these contracts, except for interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur monthly, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third parties and is recognized as the related transactions occur or services are rendered to the client. For the six months ended September 30, 2025 and 2024, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Asset management fees	$1,527	$1,433	$3,079	$2,991
Debit card and ATM fees	758	801	1,520	1,622
Deposit related fees	552	449	1,081	910
Loan related fees	143	87	253	175
Income from BOLI (1)	290	279	512	490
FHLMC loan servicing fees (1)	17	19	34	39
Other, net	553	773	787	981
Total non-interest income, net	$3,840	$3,841	$7,266	$7,208

(1)	Not within scope of ASC 606

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

Contract Balances

As of September 30, 2025 and 2024, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of September 30, 2025 and 2024.

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

Significant off-balance sheet commitments at September 30, 2025 are listed below (in thousands):

Contract or Notional
Amount
September 30,
2025
Commitments to extend credit:
Adjustable-rate	$13,434
Fixed-rate	33
Standby letters of credit	1,600
Undisbursed loan funds and unused lines of credit	115,368
Total	$130,435

Other contractual obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At September 30, 2025, loans under warranty totaled $26.5 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At September 30, 2025, the Company had an ACL for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively ensure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company did not incur any losses related to public depository funds for the six months ended September 30, 2025 and 2024.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

Litigation – The Company is periodically involved in litigation arising from the ordinary course of business, some of which may involve claims for substantial or uncertain amounts. At least quarterly, we assess liabilities and contingencies in connection with all outstanding or new legal matters, utilizing the most recent information available. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. If we determine that a loss from a matter is probable and the amount of the loss can be reasonably estimated, we will establish an accrual for the loss. Once established, an accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to estimate the amount of loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management’s estimates may change from time to time. Any estimate or determination relating to the future resolution of legal matters is uncertain and involves significant judgment. We are often unable to determine whether an outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss until relatively late in the process.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheets at the dates indicated (in thousands):

	September 30,		March 31,		Classification in the
Leases	2025		2025		consolidated balance sheets
Finance lease ROU asset	$1,087		$1,125		Financing lease ROU asset
Finance lease liability	$2,061		$2,099		Finance lease liability
Finance lease remaining lease term	14.18	years	14.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU assets	$4,169		$4,245		Prepaid expenses and other assets
Operating lease liabilities	$4,378		$4,465		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	4.27	years	4.65	years
Operating lease weighted-average discount rate	1.89%		1.67%

The table below presents certain information related to the lease costs for financing and operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended
Lease Costs	September 30, 2025	September 30, 2024
Finance lease amortization of ROU asset	$19	$19
Finance lease interest on lease liability	37	38
Operating lease costs	290	283
Variable lease costs	—	53
Total lease cost (1)	$346	$393

	Six months ended	Six months ended
Lease Costs	September 30, 2025	September 30, 2024
Finance lease amortization of ROU asset	$38	$38
Finance lease interest on lease liability	75	77
Operating lease costs	575	566
Variable lease costs	—	105
Total lease cost (1)	$688	$786

(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $303,000 and $591,000 for the three and six months ended September 30, 2025, respectively, compared to $348,000 and $695,000 for the three and six months ended September 30, 2024. During the three months ended September 30, 2025, the Company did not record any operating lease ROU assets that were exchanged for operating lease liabilities.  During the six months ended September 30, 2025, the Company recorded an operating lease ROU asset that was exchanged for an operating lease liability of $459,000. During the three and six months ended September 30, 2024, the Company did not record any operating lease ROU assets that were exchanged for operating lease liabilities.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of September 30, 2025 (in thousands):

Fiscal Year Ending March 31:	Operating	Finance
	Leases	Lease
Remainder of 2026	$612	$114
2027	1,219	230
2028	1,002	232
2029	787	232
2030	796	232
Thereafter	272	2,247
Total minimum lease payments	4,688	3,287
Less: amount of lease payments representing interest	(310)	(1,226)
Lease liabilities	$4,378	$2,061

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Management uses these non-GAAP measures in its analysis of the Company’s performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

The Company is engaged primarily in attracting deposits from the general public and using those funds within its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. In addition, the Company periodically purchases commercial business loans originated by a third party located outside the Company’s primary market area to supplement loan originations and diversify the commercial loan portfolio. The Company also purchases the guaranteed portion of SBA loans, originated by another financial institution and serviced by the seller, to further diversify the loan portfolio, supplement originations, and achieve higher yields than short-term investments. These SBA loans are also originated outside the Company’s primary market area. The Company’s loans receivable, net, totaled $1.05 billion at both September 30, 2025 and March 31, 2025.

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

-	Employer of choice: With the vision “to be the preferred place to bank and work in the Pacific Northwest,” - the Company focuses on recruiting, investing in, and retaining top talent across all areas of Riverview.
-	Profitable growth: Aiming for sustainable, well-managed expansion that supports long-term financial health and market competitiveness by increasing revenues, deepening client relationships, growing market share, and acquiring new clients, while enhancing profitability through strategic investments, prudent risk management, and cost control.
-	Digital experience: Delivering seamless, intuitive, and secure online interactions by leveraging leading technologies to provide personalized services, easy access to solutions, and efficient transactions.

-	Data empowerment: Utilizing data to support informed decision-making and deliver tailored client experiences. Effective data provides insights into client behavior, market trends, and operational efficiencies.
-	Client experience: Enhancing every client interaction across all channels, from initial contact through ongoing relationship with a goal of delivering a best-in-class banking experience that builds trust and advocacy within the community.

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

Execution of our Business Plan. The Company remains focused on expanding its loan portfolio, particularly higher-yielding commercial and construction loans, and growing its core deposit base by deepening client relationships throughout its primary market areas. While residential real estate lending was historically a primary focus, the Company has diversified its loan portfolio in recent years through the strategic growth of its commercial and construction loan portfolios. At September 30, 2025, commercial and construction loans represented 88.7% of total loans. Commercial lending, including CRE, generally involves greater credit risk than residential lending. However, these risks are often compensated by higher interest margins and fee income, contributing to enhanced loan portfolio profitability. To support its growth and profitability objectives, the Company is committed to a relationship-based banking model designed to strengthen client loyalty, identify new lending opportunities, and improve client-level profitability through cross-selling deposit, treasury management, and other banking services. The Company continues to build its core deposit base by offering competitive products, enhancing digital banking capabilities, and prioritizing high-quality client service. Additionally, the Company seeks to expand its banking franchise through de novo branch development, selective acquisitions of branches or loan portfolios, and whole bank transactions that align with its strategic and financial goals.

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through workouts of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in our strong asset quality and credit metrics in fiscal year 2026. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business and business banking loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure using experienced bankers in these areas and a conservative approach to its lending.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its clients with more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in client use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and new deposit products. The products are tailored to meet the needs of businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each client’s banking relationship by cross-selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $927.0 million and $877.9 million at September 30, 2025 and March 31, 2025, respectively. The Company also offers a third-party identity theft product to its clients. The identity theft product assists our clients in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers a variety of deposit products, including personal checking, savings, and money market accounts, which generally represent lower-cost and more stable sources of funding compared to certificates of deposit. These core deposits are less sensitive to interest rate fluctuations and play a key role in supporting the Company’s funding and liquidity strategy. To strengthen its funding base, the Company continues to prioritize the growth of core deposits over higher-cost funding sources, such as brokered deposits, FHLB advances, and FRB borrowings. This approach supports loan growth while helping to manage interest expense and reduce reliance on more volatile wholesale funding sources.  A key element of this strategy is enhancing and deepening client relationships. The Company believes its continued focus on relationship banking will support the expansion of both core deposits and locally sourced retail certificates of deposit. In particular, the Company seeks to grow demand deposits by building business banking relationships, supported by a suite of expanded product offerings tailored to meet the specific needs of its business clients. To further encourage growth in lower-cost deposits, the Company has invested in technology-based solutions designed to improve the client experience and support cash management needs. These include personal financial management tools, business cash management services, and remote deposit capture products, which allow the Company to effectively compete with financial institutions of all sizes. As of September 30, 2025, core branch deposits decreased $8.5 million compared to March 31, 2025. Core branch deposits accounted for 97.1% of total deposits at September 30, 2025, compared to 98.1% at March 31, 2025.

Recruiting and Retaining Highly Competent Personnel with a Focus on Commercial Lending. The Company’s ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary client service and pursuing opportunities to deepen client relationship. The goal is to compete with other financial service providers by relying on the strength of the Company’s client service and relationship banking approach. The Company believes that one of its strengths is that its employees are also shareholders through the Company’s ESOP and 401(k) plans.

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios, based on loan purpose, at the dates indicated (in thousands):

	Commercial Business	Commercial Real Estate Mortgage	Real Estate Construction	Commercial and Construction Total
September 30, 2025

Commercial business	$227,594	$—	$—	$227,594
Commercial construction	—	—	14,134	14,134
Office buildings	—	109,339	—	109,339
Warehouse/industrial	—	112,417	—	112,417
Retail/shopping centers/strip malls	—	87,785	—	87,785
Assisted living facilities	—	347	—	347
Single purpose facilities	—	293,073	—	293,073
Land	—	3,930	—	3,930
Multi-family	—	88,991	—	88,991
One-to-four family construction	—	—	11,641	11,641
Total	$227,594	$695,882	$25,775	$949,251

March 31, 2025

Commercial business	$232,935	$—	$—	$232,935
Commercial construction	—	—	18,368	18,368
Office buildings	—	110,949	—	110,949
Warehouse/industrial	—	114,926	—	114,926
Retail/shopping centers/strip malls	—	88,815	—	88,815
Assisted living facilities	—	358	—	358
Single purpose facilities	—	277,137	—	277,137
Land	—	4,610	—	4,610
Multi-family	—	91,451	—	91,451
One-to-four family construction	—	—	10,814	10,814
Total	$232,935	$688,246	$29,182	$950,363

Comparison of Financial Condition at September 30, 2025 and March 31, 2025

Cash and cash equivalents, including interest-earning deposits in other banks, totaled $32.8 million at September 30, 2025 compared to $29.4 million at March 31, 2025. The Company’s cash balances typically fluctuate based upon funding needs, deposit activity and investment securities activity. Based on the Company’s asset/liability management program and liquidity objectives, the Company may deploy excess cash to purchase investment securities depending on the rate environment and other considerations. As a part of this strategy, the Company may choose to invest in short-term certificates of deposit held for investment, all of which are fully insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Investment securities totaled $311.2 million and $322.5 million at September 30, 2025 and March 31, 2025, respectively. The decrease was due to normal pay downs, calls and maturities. The Company had no sales of investment securities during the six months ended September 30, 2025. The Company’s investment securities primarily consist of a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At September 30, 2025, the Company determined that none of its investment securities required an allowance for credit losses (“ACL”). For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $1.05 billion at both September 30, 2025 and March 31, 2025.  While the overall balance remained unchanged, the composition of the portfolio shifted. Commercial real estate loans increased by $10.8 million, and consumer loans increased by $8.8 million, consisting of a $1.3 million increase in real estate one-to-four family loans and a $7.5 million increase in other installment loans. The increases in commercial real estate loans and consumer loans were primarily driven by loan purchases, as discussed below.  These increases were partially offset by decreases of $5.3 million in commercial business, $3.4 million in real estate construction and $2.5 million in multi-family loans, reflecting scheduled repayments and reduced origination activity in these categories.

The Company no longer funds one-to-four family mortgage loans; however, will from time to time purchase these loans consistent with its asset/liability objectives. Additionally, the Company purchases loans originated by third parties outside the Company’s primary market area to supplement originations and diversify the portfolio. Purchased loans totaled $40.5 million at September 30, 2025 compared to $35.3 million at March 31, 2025, an increase of $5.2 million. This increase was primarily attributable to consumer loan purchases totaling $10.5 million, partially offset by normal paydowns and payoffs. The Company also purchases the guaranteed portion of SBA loans to help portfolio diversification, supplement originations and generate higher yields than overnight cash or other short-term investments. These SBA loans are originated through other financial institution located outside the Company’s primary market area and are purchased with servicing retained by the seller. At September 30, 2025, the Company’s purchased SBA loan portfolio was $44.6 million compared to $47.4 million at March 31, 2025.

Deposits increased $4.1 million to $1.24 billion at September 30, 2025, compared to $1.23 billion at March 31, 2025 due to a concentrated effort by the Company to increase deposits through customer outreach and relationship-building initiatives, targeted promotions, etc. Certificates of deposit and interest bearing accounts increased $27.1million and $1.9 million, respectively.  These increases were partially offset by decreases of $13.6 million in money market accounts and $11.7 million in regular savings accounts.  The Company had no wholesale-brokered deposits at September 30, 2025 and March 31, 2025. Core branch deposits accounted for 97.1% of total deposits at September 30, 2025 compared to 98.1% at March 31, 2025. The Company plans to continue focusing on core deposits and on building client relationships rather than relying on wholesale funding sources.

Accrued expenses and other liabilities increased $12.5 million to $27.2 million at September 30, 2025 compared to $14.8 million at March 31, 2025. The increase was primarily due to an outstanding balance in Trust sweep funds of $12.4 million at September 30, 2025, which was subsequently disbursed the following business day.

FHLB advances decreased $24.1 million to $52.3 million at September 30, 2025 compared to $76.4 million at March 31, 2025. FHLB advances at September 30, 2025 were comprised entirely of overnight advances. FHLB advances at March 31, 2025 were comprised of overnight advances and short-term borrowings of $51.4 million and $25.0 million, respectively.  The decrease in advances primarily reflected scheduled repayments and reduced reliance on FHLB funding, as growth in deposits and loan repayments provided sufficient liquidity.

Shareholders' equity increased $3.5 million to $163.5 million at September 30, 2025, compared to $160.0 million at March 31, 2025. The increase was mainly attributable to net income of $2.3 million and a decrease in the accumulated other comprehensive loss related to the change in unrealized holding losses on securities available for sale, net of tax, of $2.5 million for the six months ended September 30, 2025. These increases were partially offset by the payment of cash dividends of $838,000 and stock repurchases of $811,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of September 30, 2025.

As of September 30, 2025, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total Capital:
(To Risk-Weighted Assets)	$180,261	16.51%	$87,326	8.0%	$109,158	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	166,591	15.26	65,495	6.0	87,326	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	166,591	15.26	49,121	4.5	70,952	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	166,591	11.26	59,204	4.0	74,005	5.0

March 31, 2025
Total Capital:
(To Risk-Weighted Assets)	$178,452	16.48%	$86,625	8.0%	$108,281	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	164,891	15.23	64,969	6.0	86,625	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	164,891	15.23	48,726	4.5	70,383	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	164,891	11.10	59,406	4.0	74,257	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. As of September 30, 2025, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at September 30, 2025, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals, continuing operations, satisfying other financial commitments, and taking advantage of investment opportunities. During the six months ended September 30, 2025, deposits remained relatively stable; however, the Bank utilized its funding sources primarily to support loan commitments and manage deposit withdrawals influenced by competitive and pricing pressures.

At September 30, 2025, cash and cash equivalents and available for sale investment securities totaled $151.3 million, or 10.0% of total assets. Management believes that the Company’s securities portfolio is of high quality and therefore readily marketable. The levels of these assets depends on the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available, including FRB borrowings and FHLB advances. At September 30, 2025, the Bank had no advances outstanding with the FRB and maintained a credit facility with an available borrowing capacity of $288.5 million, subject to sufficient collateral. At September 30, 2025, the Bank had $52.3 million in outstanding FHLB advances and an additional borrowing capacity of $207.6 million, subject to sufficient collateral and stock investment. At September 30, 2025, the Bank had sufficient unpledged collateral to utilize its available borrowing capacity from both the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, historically it has not extensively relied on brokered deposits to fund its operations. At September 30, 2025 and March 31, 2025, the Bank had no wholesale brokered deposits. The Bank also participates in the Certificate of Deposit Account Registry Services (“CDARS”) and Insured Cash Sweep (“ICS”) deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for depositors while obtaining “pass-through” insurance for total deposits. The Bank’s CDARS and ICS balances were $33.5 million, or 2.71% of total deposits, and $36.0 million, or 2.92% of total deposits, at September 30, 2025 and March 31, 2025, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $792.0 million, or 52.47% of total assets at September 30, 2025.

At September 30, 2025, the Company had total commitments of $130.4 million, which included commitments to extend credit of $13.5 million, unused lines of credit of $91.3 million, undisbursed real estate construction loans of $24.0 million, and standby letters of credit of $1.6 million. The Company anticipates having sufficient funds available to meet these commitments. Certificates of deposit scheduled to mature in less than one year from September 30, 2025 totaled $250.3 million, and historically, the Bank has been able to retain a significant portion of maturing deposits. Offsetting these cash outflows are scheduled maturities of loan and investment securities of $42.7 million and $11.0 million, respectively, within one year of September 30, 2025.

The Company incurs capital expenditures on an ongoing basis to expand and improve product offerings, enhance and modernize technology infrastructure, and to introduce new technology-based products to compete effectively. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and client retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during the remainder of fiscal 2026 we expect cash expenditures of approximately $915,000 for capital investment in premises and equipment.

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include dividends from the Bank, as well as the potential issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice and may be subject to additional limitations depending on the Bank’s financial condition and applicable regulations. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. As of September 30, 2025, the quarterly common stock dividend rate was $0.02 per share, as approved by the Board of Directors. Management believes this dividend rate appropriately balances the Company’s objectives of supporting investment in the Bank, while returning capital to shareholders. Assuming continued payment during fiscal 2026 at this rate of $0.02 per share, average total dividends paid each quarter would be approximately $419,000 based on the number of the Company’s outstanding shares as of September 30, 2025. At September 30, 2025, Riverview Bancorp, Inc. had $5.2 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets were $776,000 or 0.05% of total assets at September 30, 2025, compared to $155,000 or 0.01% of total assets at March 31, 2025. The Company had net recoveries totaling $53,000 for the six months ended September 30, 2025 compared to net charge-offs of $90,000 during fiscal 2025. The Company had no other real estate owned or foreclosed assets at September 30, 2025 or March 31, 2025.

The following table sets forth information regarding the Company’s nonperforming loans, consisting of nonaccrual loans at the dates indicated (dollars in thousands):

	September 30, 2025		March 31, 2025
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	3	$670	1	$37
Commercial real estate	2	77	2	88
Consumer	1	29	1	30
Total	6	776	4	155

The ACL for loans was $15.4 million or 1.44% of total loans at September 30, 2025, and $15.4 million or 1.45% of total loans at March 31, 2025. The Company did not record a provision for credit losses for the six months ended September 30, 2025, compared to $100,000 provision for the same period in the prior fiscal year. At September 30, 2025, the ACL provided coverage of more than 1,900% of nonperforming loans, compared to approximately 9,900% at March 31, 2025, reflecting continued asset quality strength and conservative reserve levels. The general valuation allowance on pooled, or collectively evaluated, loans was 1.42% at September 30, 2025 and 1.45% at March 31, 2025.

Management considers the ACL for loans and unfunded loan commitments to be adequate at September 30, 2025 based on an evaluation of various factors affecting the loan portfolio. The Company believes the ACL has been established in accordance with GAAP; however, material increases may be required if economic conditions worsen, regulatory outcomes change, or other relevant factors emerge. Significant increases in the ACL may also be necessary if borrower credit quality deteriorates or collateral values decline. Such an increase could negatively impact the Company’s future financial condition and results of operations. For further information regarding the Company’s individually evaluated loans and ACL for loans and unfunded loan commitments, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2025	March 31, 2025

Loans accounted for on a non-accrual basis:
Commercial business	$670	$37
Commercial real estate	77	88
Consumer	29	30
Total nonperforming loans	776	155
Real estate owned (“REO”)	—	—
Total nonperforming assets	$776	$155

Foregone interest on non-accrual loans (1)	$23	$16

(1)	Six months ended September 30, 2025 and year ended March 31, 2025.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Total
September 30, 2025

Commercial business	$670	$670
Commercial real estate	77	77
Consumer	29	29
Total nonperforming assets	$776	$776

	Southwest
	Washington	Total

March 31, 2025

Commercial business	$37	$37
Commercial real estate	88	88
Consumer	30	30
Total nonperforming assets	$155	$155

At September 30, 2025, loans delinquent 30-89 days totaled $3.5 million or 0.33% of total loans, down from $4.1 million or 0.38% of total loans at March 31, 2025. The decrease was primarily attributable to the decrease in fully guaranteed SBA and USDA loans. These loans, while delinquent are classified as pass rated loans and are excluded from nonperforming and ACL calculations due to the full government guarantee and the expectation that all contractual principal and interest will be collected. The Company had no accruing loans 90 days or more delinquent at September 30, 2025 and March 31, 2025.

At September 30, 2025, CRE loans represented the largest portion of the loan portfolio at 56.3% of total loans and commercial business represented 21.3% of total loans.

Goodwill Valuation

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested at least annually for impairment at the reporting unit level. The Company has two reporting units, the Bank and the Trust Company, for purposes of evaluating goodwill for impairment. All of the Company’s recorded goodwill has been allocated to the Bank reporting unit. The Company performs an annual review in the third quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine whether recorded goodwill is impaired. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount exceeds fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s consolidated financial statements.

The Company performed its annual goodwill impairment test as of October 31, 2024, and determined that no impairment of goodwill existed. The Company also completed a qualitative assessment of goodwill as of September 30, 2025, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Accordingly, no goodwill impairment was recognized.

Future impairment charges could occur if adverse events or changes in circumstances arise, including, but not limited to: (i) a sustained decline in the Company’s stock price or that of peer institutions, (ii) revenue declines beyond current forecasts, (iii) significant adverse changes in the operating environment for the financial industry, or (iv) increases in the value of the Company’s assets without a corresponding increase in the value of the reporting unit. Changes in circumstances at or after the measurement date, or changes in the assumptions and estimates used in assessing goodwill, could also result in a partial or full impairment.

While any such impairment charge would adversely affect the Company’s financial condition and results of operations, it would not impact the Company’s liquidity, operations, or regulatory capital ratios.

Comparison of Operating Results for the Three and Six Months Ended September 30, 2025 and 2024

Net Income. Net income was $1.1 million, or $0.05 per diluted share, for the three months ended September 30, 2025, compared to $1.6 million, or $0.07 per diluted share, for the same period in the prior year.  Net income for the six months ended September 30, 2025 and 2024 was $2.3 million, or $0.11 per diluted share, and $2.5 million, or $0.12 per diluted share, respectively.  The decrease in net income for both the three- and six-month periods ended September 30, 2025, compared to the same periods in the prior year, was due to increases in non-interest expense of $1.5 million and $2.3 million, respectively.  Net income was also impacted by an increase in interest on deposits of $506,000 and $832,000 for the three and six months ended September 30, 2025, respectively, partially offset by a decrease in interest expense on borrowings of $915,000 and $1.3 million for the same periods.

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

Net interest income for the three and six months ended September 30, 2025, was $9.8 million and $19.6 million, respectively, representing an increase of $839,000 and $1.9 million compared to the same periods in 2024.  These increases were primarily due to increased interest and fees on loans receivable and a decrease in interest expense on borrowings.  Net interest margin for the three and six months ended September 30, 2025 was 2.76% and 2.77%, respectively, compared to 2.46% for both periods in 2024.  The increase in net interest margin primarily reflects higher yields on loans, partially offset by growth in average interest-earning assets.

Interest and Dividend Income. Interest and dividend income for the three and six months ended September 30, 2025 was $15.4 million and $30.7 million, compared to $14.9 million and $29.3 million for the same periods in the prior year, respectively.  The increases were due to increases in interest income on loans receivable of $984,000 and $2.3 million, respectively, when compared to the same periods in 2024, due to both increases in the average balance of net loans and improved yields.

The average yield on loans increased to 5.11% and 5.08% for the three and six months ended September 30, 2025, compared to 4.80% and 4.75% for the same periods in 2024.  Mortgage loan yields rose to 5.13% and 5.09% for the three and six months ended September 30, 2025, up from 4.78% and 4.75% while non-mortgage loan yields increased to 5.06% and 5.04%, compared to 4.85% and 4.75% for the same periods last year.  The average balance of net loans increased to $1.06 billion for both the three- and six -months periods, compared to $1.05 billion and $1.04 billion in the prior year.  The average balance of mortgage loans increased $3.8 million and $11.0 million to $787.6 million and $789.4 million, respectively, for the three and six months ended September 30, 2025, while the average balance of non-mortgage loans increased $8.3 million and $12.6 million to $273.0 million and $272.4 million, respectively, compared to the same period last year.

Interest earned on investment securities decreased $480,000 and $785,000 for the three and six months ended September 30, 2025, compared to the same periods in the prior year, reflecting decreases in both the average balance of and yield earned on investment securities. The average balance of investment securities decreased $49.4 million and $51.7 million to $329.1 million and $333.1 million for the three and six months ended September 30, 2025, compared to $378.4 million and $384.8 million for the same periods in the prior year, respectively. The decrease in the average balance of investment securities was attributable to normal paydown activities. The average yield on investment securities was 1.78% and 1.94% for the three and six months ended September 30, 2025, compared to 2.05% and 2.08 % for the same periods in the prior year, consistent with the lower reinvestment rates and reduced balances.

Interest Expense. Interest expense totaled $5.6 million and $11.1 million for the three and six months ended September 30, 2025, compared to $6.0 million and $11.6 million for the three and six months ended September 30, 2024, respectively. The decreases were primarily due to decreases in interest expense on FHLB advances, due to both decreases in the average balance of FHLB advances and lower rates, partially offset by increases in interest expense on deposits.

Interest expense on deposits increased $505,000 and $832,000 for the three and six months ended September 30, 2025, respectively, compared to the same periods the prior year. The increases were primarily due to higher rates and average  balances in interest checking and money market accounts, as well as an increase in the balance of higher-cost certificates of deposit, partially offset by lower rates paid on certificates of deposit.

The average rate on money market accounts increased 17 and 27 basis points for the three and six months ended September 30, 2025, respectively, while the average balance increased $7.5 million and $13.8 million compared to the same periods in the prior year. The average rate on interest checking accounts increased 24 and 7 basis points, with the average balance increasing $26.9 million and $11.6 million for the same periods. Certificates of deposit experienced a decrease in average rates of 34 and 28 basis points, while the average balances increased $30.5 million and $28.0 million for the three and six months ended September 30, 2025, respectively, compared to the same periods the prior year.

Interest expense on borrowings decreased $914,000 and $1.3 million for the three and six months ended September 30, 2025, respectively, compared to the same periods in the prior year, primarily due to lower average balances and rates on FHLB advances.  The average balance of FHLB advances was $63.3 million and $86.7 million for the three and six months ended September 30, 2025, respectively, compared to $114.5 million and $113.1 million for the same periods in the prior year. The average rate on FHLB advances declined to 4.57% and 4.58% for the three and six months ended September 30, 2025, respectively, compared to 5.44% and 5.52% for the same periods the prior year.

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

	Three Months Ended September 30,
	2025			2024
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$787,649	$10,188	5.13%	$783,819	$9,449	4.78%
Non-mortgage loans	272,994	3,479	5.06	264,717	3,234	4.85
Total net loans (1)	1,060,643	13,667	5.11	1,048,536	12,683	4.80

Investment securities (2)	329,063	1,480	1.78	378,421	1,960	2.05
Interest-earning deposits in other banks	14,307	150	4.16	12,198	161	5.24
Other earning assets	4,589	95	8.21	6,943	159	9.09
Total interest-earning assets	1,408,602	15,392	4.34	1,446,098	14,963	4.11

Non-interest-earning assets:
Office properties and equipment, net	22,908			22,340
Other non-interest-earning assets	65,840			65,224
Total assets	$1,497,350			$1,533,662

Interest-bearing liabilities:
Regular savings accounts	$158,582	60	0.15	$176,054	26	0.06
Interest checking accounts	287,695	969	1.34	260,766	721	1.10
Money market accounts	224,955	1,144	2.02	217,503	1,014	1.85
Certificates of deposit	244,160	2,187	3.55	213,641	2,094	3.89
Total interest-bearing deposits	915,392	4,360	1.89	867,964	3,855	1.76

Junior subordinated debentures	27,121	464	6.79	27,035	536	7.87
FHLB advances	63,315	729	4.57	114,534	1,570	5.44
Other interest-bearing liabilities	2,073	38	7.08	2,155	39	7.18
Total interest-bearing liabilities	1,007,901	5,591	2.20	1,011,688	6,000	2.35

Non-interest-bearing liabilities:
Non-interest-bearing deposits	312,185			348,805
Other liabilities	13,852			14,741
Total liabilities	1,333,938			1,375,234
Shareholders’ equity	163,412			158,428
Total liabilities and shareholders’ equity	$1,497,350			$1,533,662
Net interest income		$9,801			$8,963
Interest rate spread			2.14%			1.76%
Net interest margin			2.76%			2.46%

Ratio of average interest-earning assets to average interest-bearing liabilities			139.76%			142.94%

Tax equivalent adjustment (3)		$20			$21

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Six Months Ended September 30,
	2025			2024
		Interest			Interest
	Average	and		Average	and
	Balance	Dividend	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$789,375	$20,133	5.09%	$778,386	$18,543	4.75%
Non-mortgage loans	272,413	6,886	5.04	259,827	6,192	4.75
Total net loans (1)	1,061,788	27,019	5.08	1,038,213	24,735	4.75

Investment securities (2)	333,102	3,233	1.94	384,802	4,018	2.08
Interest-earning deposits in other banks	13,921	291	4.17	11,802	310	5.24
Other earning assets	5,640	245	8.66	6,880	320	9.28
Total interest-earning assets	1,414,451	30,788	4.34	1,441,697	29,383	4.07

Non-interest-earning assets:
Office properties and equipment, net	23,095			22,525
Other non-interest-earning assets	65,634			64,152
Total assets	$1,503,180			$1,528,374

Interest-bearing liabilities:
Regular savings accounts	$161,259	104	0.13	$179,456	52	0.06
Interest checking accounts	275,411	1,601	1.16	263,777	1,440	1.09
Money market accounts	227,231	2,312	2.03	213,466	1,888	1.76
Certificates of deposit	234,914	4,117	3.50	206,953	3,922	3.78
Total interest-bearing deposits	898,815	8,134	1.80	863,652	7,302	1.69

Junior subordinated debentures	27,111	925	6.81	27,024	1,069	7.89
FHLB advances	86,684	1,991	4.58	113,121	3,129	5.52
Other interest-bearing liabilities	2,106	75	7.10	2,175	78	7.15
Total interest-bearing liabilities	1,014,716	11,125	2.19	1,005,972	11,578	2.30

Non-interest-bearing liabilities:
Non-interest-bearing deposits	312,867			350,755
Other liabilities	13,093			14,651
Total liabilities	1,340,676			1,371,378
Shareholders’ equity	162,504			156,996
Total liabilities and shareholders’ equity	$1,503,180			$1,528,374
Net interest income		$19,663			$17,805
Interest rate spread			2.15%			1.77%
Net interest margin			2.77%			2.46%

Ratio of average interest-earning assets to average interest-bearing liabilities			139.39%			143.31%

Tax equivalent adjustment (3)		$41			$42
(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended September 30,			Six Months Ended September 30,
	2025 vs 2024			2025 vs 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$46	$693	$739	$262	$1,328	$1,590
Non-mortgage loans	103	142	245	307	387	694
Investment securities (1)	(238)	(241)	(479)	(522)	(262)	(784)
Interest-earning deposits in other banks	25	(36)	(11)	50	(69)	(19)
Other earning assets	(50)	(14)	(64)	(55)	(20)	(75)
Total interest income	(114)	544	430	42	1,364	1,406

Interest Expense:
Regular savings accounts	(3)	37	34	(5)	57	52
Interest checking accounts	80	168	248	66	95	161
Money market accounts	36	94	130	125	299	424
Certificates of deposit	285	(192)	93	502	(307)	195
Junior subordinated debentures	2	(74)	(72)	3	(147)	(144)
FHLB advances	(619)	(222)	(841)	(659)	(479)	(1,138)
Other interest-bearing liabilities	(1)	—	(1)	(2)	(1)	(3)
Total interest expense	(220)	(189)	(409)	30	(483)	(453)
Net interest income	$106	$733	$839	$12	$1,847	$1,859

(1)	Interest is presented on a fully tax-equivalent basis.

Provision for Credit Losses. The Company recorded no provision for credit losses for the three and six months ended September 30, 2025, compared to a provision for credit losses of $100,000 for the three and six months ended September 30, 2024. The lack of a provision in the current periods reflects management’s assumptions regarding the economic outlook, including the effects of local, national and global events. Expected loss estimates also incorporate client-specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay.

Net recoveries totaled $1,000 for the three months ended September 30, 2025 and $53,000 for the six months ended September 30, 2025, compared to net recoveries of $2,000 for both the three and six month ended September 30, 2024. Net charge-offs/recoveries were insignificant for three months ended September 30, 2025. Net recoveries were $106,000 for the six months ended September 30, 2025. Net charge-offs/recoveries were insignificant for both the three and six months ended September 30, 2024.

While we believe the estimates and assumptions used in determining the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not prove to be incorrect, or that future provisions will not exceed historical levels. Any increase in the ACL could have a material adverse effect on our financial condition and results of operations. A further deterioration in national or local economic conditions, such as those driven by inflation, recession, or slowed economic growth, could result in a material increase in the ACL. In addition, the ACL is subject to periodic regulatory review as part of the routine examination process. Examiners may require adjustment to the allowance based on information available to them at the time, which could also have a material adverse impact on the Company’s financial condition and results of operations.

Nonperforming loans were $776,000 at September 30, 2025, compared to $155,000 at March 31, 2025.  The ratio of the ACL for loans to nonperforming loans exceeded 1,900% at September 30, 2025 compared to 9,900% at March 31, 2025.

See “Asset Quality” above for additional information related to asset quality that management considers in determining the appropriate level of the ACL.

Non-Interest Income. Non-interest income was $3.8 million for both the three months ended September 30, 2025 and 2024, as changes within various income categories offset one another. For the six months ended September 30, 2025, non-interest income increased $58,000 to $7.3 million, compared to $7.2 million for the same period in the prior year. Fees and service charges increase $113,000 and $145,000 for the three and six months ended September 30, 2025, compared to the same periods the prior year, primarily attributable to fee income in connection with an employee retention credit partnership and ATM interchange fee income. Asset management fees increased $94,000 and $88,000, respectively, reflecting growth in assets under management. These increases were offset by a decrease in other non-interest income of $219,000 and $197,000 during the three and six months ended September 30, 2025, compared to the same periods the prior year, as the prior year included a $500,000 legal expense recovery related to a settled litigation matter, partially offset in the current year by a $294,000 employee retention credit.

Non-Interest Expense. Non-interest expense increased $1.5 million and $2.3 million to $12.2 million and $23.9 million for the three and six months ended September 30, 2025, compared to $10.7 million and $21.7 million for the same periods in the prior year. The increases were primarily due to higher salaries and employee benefits, which increased $827,000 and $1.7 million, reflecting increases in compensation and bonus expenses. Other non-interest expense increased $634,000 and $729,000 for the three and six months ended September 30, 2025, compared to the same periods in the prior year mainly due to a one-time business and occupation tax accrual in September 2025 of $242,000 and fraud-related losses of $113,000. These increases were partially offset by decreases in occupancy and depreciation expense of $62,000 and $89,000, and a decrease in marketing expenses of $34,000 and $107,000 for the three and six months ended September 30, 2025, respectively, compared to the same periods the prior year.

Income Taxes. The provision for income taxes was $296,000 and $618,000 for the three and six months ended September 30, 2025, compared to $425,000 and $678,000 for the same periods in the prior year. The decrease reflects lower pre-tax income. The Company’s effective tax rate was 21.2% and 21.0% for the three and six months ended September 30, 2025, compared to 21.4% and 21.2% for the same periods in 2024. At September 30, 2025, management concluded that a valuation allowance related to the Company’s deferred tax asset was not necessary. At September 30, 2025, the net deferred tax asset totaled $7.8 million, compared to $8.6 million at March 31, 2025.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in the market risk disclosures contained in the 2025 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of September 30, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on September 30, 2025 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended September 30, 2025, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns in controls or procedures can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements attributable to errors or fraud may occur and not be detected.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2025.

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
July 1, 2025 - July 31, 2025	—	$—	—	$2,000,000
August 1, 2025 - August 31, 2025	—	—	—	2,000,000
September 1, 2025 - September 30, 2025	156,347	5.18	156,347	1,189,399
Total	156,347	$5.18	156,347	$1,189,399

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None
(b)	None

(c)	Trading Plans. During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Common Stock of the Registrant (1)
4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
10.1	Form of Employment Agreement between the Company and the Bank and Nicole Sherman (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and Nicole Sherman (4)
10.3	Form of Employment Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.4	Form of Change in Control Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.5	Form of Employment Agreement between the Company and Evan Sowers (5)
10.6	Form of Change in Control Agreement between the Company and Evan Sowers (5)
10.7	Employee Stock Ownership Plan (6)
10.8	Deferred Compensation Plan (7)
10.9	2017 Equity Incentive Plan (8)
10.10	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.11	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.12	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.13	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2024 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.
(8)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099) and incorporated herein by reference.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Nicole Sherman	By:	/S/ David Lam
	Nicole Sherman		David Lam
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 7, 2025	Date:	November 7, 2025