Form 10-Q
period 2025-12-31
RIVERVIEW BANCORP INC
filed 2026-02-13
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 20,710,901 shares outstanding, as of February 13, 2026.

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

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	Adverse economic conditions in our local markets or other markets where we have lending relationships.
●	Changes in employment levels, labor shortages, persistent inflation, recessionary pressures, or slowing economic growth.
●	Changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”).
●	The impact of inflation and related monetary and fiscal policy responses.
●	Effects of a federal government shutdown, debt ceiling standoff, or other fiscal uncertainty.
●	Bank failures or adverse developments at other banks, and any governmental or societal responses.
●	Credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses and provision for credit losses.
●	Changes in the general interest rates, short and long-term interest rate differentials, deposit interest rates, our net interest margin and funding sources.
●	Fluctuations in loan demand, unsold homes, land and property values and secondary market conditions for loans.
●	Results of examinations by regulatory authorities and potential requirements to increase credit loss allowances, write-down assets, reclassify assets, change our regulatory or capital position or affect our liquidity and earnings.
●	The ability to adapt to rapid technological changes, including advancements related to artificial intelligence, digital banking platforms, and cybersecurity.
●	Legislation or regulatory changes, including but not limited to changes in capital requirements, banking regulation, tax laws, or consumer protection laws.
●	Our ability to attract and retain deposits and manage operating costs and expenses.
●	Use of estimates in determining the fair value of assets, which may prove incorrect.
●	Staffing fluctuations in response to product demand or corporate strategy implementation.
●	Vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks.
●	Retention of key senior management members.
●	Costs and effects of litigation.
●	Expectations regarding key growth initiatives and strategic priorities.
●	Future goodwill impairment.
●	Increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position and loan and deposit products.
●	Changes in consumer spending, borrowing and savings habits.
●	Resource availability to address changes in laws, rules, or regulations or to respond to regulatory actions.
●	Our ability to pay dividends on common stock.
●	Quality and composition of our securities portfolio and adverse changes in securities markets.
●	Inability of key third-party providers to fulfill obligations.
●	Changes in accounting policies and practices.
●	Geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the effects of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, commodity prices, or economic activity.
●	Effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events.
●	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as may be required by law. These risks could cause our actual results for fiscal 2026 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND MARCH 31, 2025

	December 31,	March 31,
	2025
(In thousands, except share and per share data)	(Unaudited)	2025
ASSETS
Cash and cash equivalents (including interest earning deposits in other banks of $14,565 and $14,375)	$28,641	$29,414
Investment securities:
Available for sale, at estimated fair value	118,506	119,436
Held to maturity, at amortized cost (estimated fair value of $161,112 and $175,392)	183,079	203,079
Loans receivable (net of allowance for credit losses of $15,281 and $15,374)	1,069,885	1,047,086
Prepaid expenses and other assets	11,997	12,523
Accrued interest receivable	4,808	4,525
Federal Home Loan Bank (“FHLB”) stock, at cost	3,626	4,342
Premises and equipment, net	21,406	22,304
Financing lease right-of-use ("ROU") asset	1,067	1,125
Deferred income taxes, net	7,583	8,625
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	101	171
Bank owned life insurance ("BOLI")	34,536	33,617
TOTAL ASSETS	$1,512,311	$1,513,323

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,233,518	$1,232,328
Accrued expenses and other liabilities	24,565	14,777
Advance payments by borrowers for taxes and insurance	313	614
FHLB advances	60,500	76,400
Junior subordinated debentures	27,157	27,091
Finance lease liability	2,041	2,099
Total liabilities	1,348,094	1,353,309

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
December 31, 2025 – 20,710,901 shares issued and outstanding	205	208
March 31, 2025 – 20,976,200 shares issued and outstanding
Additional paid-in capital	51,850	53,392
Retained earnings	122,167	119,717
Accumulated other comprehensive loss	(10,005)	(13,303)
Total shareholders' equity	164,217	160,014
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,512,311	$1,513,323

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except share and per share data) (Unaudited)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$14,325	$13,201	$41,344	$37,936
Interest on investment securities – taxable	1,338	1,589	4,400	5,435
Interest on investment securities – nontaxable	64	65	194	195
Other interest and dividends	241	272	777	902
Total interest and dividend income	15,968	15,127	46,715	44,468

INTEREST EXPENSE:
Interest on deposits	4,368	4,101	12,502	11,403
Interest on borrowings	1,055	1,638	4,046	5,914
Total interest expense	5,423	5,739	16,548	17,317
Net interest income	10,545	9,388	30,167	27,151
Provision for credit losses	100	—	100	100
Net interest income after provision for credit losses	10,445	9,388	30,067	27,051

NON-INTEREST INCOME:
Fees and service charges	1,597	1,492	4,806	4,556
Asset management fees	1,585	1,443	4,664	4,434
Income from BOLI	231	225	743	715
Other, net	91	181	557	844
Total non-interest income, net	3,504	3,341	10,770	10,549

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,391	6,471	21,942	19,336
Occupancy and depreciation	1,874	1,871	5,601	5,687
Data processing	856	743	2,376	2,202
Amortization of CDI	23	25	70	75
Advertising and marketing	255	317	825	994
FDIC insurance premium	166	174	501	518
State and local taxes	351	327	836	777
Telecommunications	53	54	149	153
Professional fees	413	429	1,183	1,223
Other	827	743	2,672	1,859
Total non-interest expense	12,209	11,154	36,155	32,824

INCOME BEFORE INCOME TAXES	1,740	1,575	4,682	4,776
PROVISION FOR INCOME TAXES	363	343	981	1,021
NET INCOME	$1,377	$1,232	$3,701	$3,755

Earnings per common share:
Basic	$0.07	$0.06	$0.18	$0.18
Diluted	0.07	0.06	0.18	0.18
Weighted average number of common shares outstanding:
Basic	20,762,668	21,037,246	20,895,439	21,081,851
Diluted	20,762,668	21,037,246	20,895,439	21,081,851

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands) (Unaudited)	2025	2024	2025	2024

Net income	$1,377	$1,232	$3,701	$3,755

Other comprehensive income (loss):
Net unrealized holding gains (losses) from available for sale investment securities arising during the period, net of tax (expense) benefit of ($242), $783, ($1,042), and ($307), respectively	768	(2,481)	3,298	973
Total comprehensive income (loss), net	$2,145	$(1,249)	$6,999	$4,728

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Loss	Total
	Shares	Amount

For the three months ended December 31, 2024

Balance October 1, 2024	21,096,968	$211	$55,057	$118,179	$(12,673)	$160,774

Net income	—	—	—	1,232	—	1,232
Cash dividends on common stock ($0.02 per share)	—	—	—	(423)	—	(423)
Stock repurchased	(200,073)	(2)	(1,094)	—	—	(1,096)
Restricted stock granted, net of forfeitures	237,863	—	—	—	—	—
Stock-based compensation, net	—	—	264	—	—	264
Other comprehensive loss, net	—	—	—	—	(2,481)	(2,481)
Balance December 31, 2024	21,134,758	$209	$54,227	$118,988	$(15,154)	$158,270

For the nine months ended December 31, 2024

Balance April 1, 2024	21,111,043	$211	$55,005	$116,499	$(16,127)	$155,588

Net income	—	—	—	3,755	—	3,755
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,266)	—	(1,266)
Stock repurchased	(200,073)	(2)	(1,094)	—	—	(1,096)
Restricted stock granted, net of forfeitures	223,788	—	—	—	—	—
Stock-based compensation, net	—	—	316	—	—	316
Other comprehensive income, net	—	—	—	—	973	973
Balance December 31, 2024	21,134,758	$209	$54,227	$118,988	$(15,154)	$158,270

For the three months ended December 31, 2025

Balance October 1, 2025	20,938,504	$207	$52,900	$121,203	$(10,773)	$163,537

Net income	—	—	—	1,377	—	1,377
Cash dividends on common stock ($0.02 per share)	—	—	—	(413)	—	(413)
Stock repurchased	(227,603)	(2)	(1,207)	—	—	(1,209)
Stock-based compensation, net	—	—	157	—	—	157
Other comprehensive income, net	—	—	—	—	768	768
Balance December 31, 2025	20,710,901	$205	$51,850	$122,167	$(10,005)	$164,217

For the nine months ended December 31, 2025

Balance April 1, 2025	20,976,200	$208	$53,392	$119,717	$(13,303)	$160,014

Net income	—	—	—	3,701	—	3,701
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,251)	—	(1,251)
Stock repurchased	(383,950)	(4)	(2,015)	—	—	(2,019)
Restricted stock granted, net of forfeitures	118,651	1	—	—	—	1
Stock-based compensation, net	—	—	473	—	—	473
Other comprehensive income, net	—	—	—	—	3,298	3,298
Balance December 31, 2025	20,710,901	$205	$51,850	$122,167	$(10,005)	$164,217

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(In thousands) (Unaudited)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,701	$3,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,544	2,444
Purchased loans (accretion) amortization, net	(1)	62
Provision for credit losses	100	100
Stock-based compensation expense	474	316
Decrease in deferred loan origination fees, net of amortization	(79)	(444)
Net gain on sales of premises and equipment	(23)	—
Income from BOLI	(743)	(715)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	528	773
Accrued interest receivable	(283)	(224)
Accrued expenses and other liabilities	9,334	2,342
Net cash provided by operating activities	15,552	8,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(602)	(4,011)
Purchases of loans receivable	(22,217)	(16,815)
Principal repayments on investment securities available for sale	5,768	6,236
Purchases of investment securities available for sale	(778)	—
Proceeds from calls and maturities of investment securities	6,000	19,230
Principal repayments on investment securities held to maturity	13,693	10,918
Proceeds from sale of shares in trading asset - VISA stock	248	392
Purchases of premises and equipment and capitalized software	(699)	(2,621)
Redemption of FHLB stock, net	716	185
Proceeds from sales of premises and equipment	66	86
Proceeds from death benefit on BOLI	1,223	—
Purchased BOLI	(1,399)	—
Net cash provided by investing activities	2,019	13,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,190	(12,677)
Dividends paid	(1,256)	(2,111)
Proceeds from borrowings	583,400	472,700
Repayment of borrowings	(599,300)	(476,804)
Net increase in advance payments by borrowers for taxes and insurance	(301)	(264)
Principal payments on finance lease liability	(58)	(51)
Repurchase of common stock	(2,019)	(1,096)
Net cash used in financing activities	(18,344)	(20,303)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(773)	1,706
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,414	23,642
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,641	$25,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,850	$16,200
Income taxes	816	73

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$414	$423
Net unrealized holding gains from available for sale investment securities	4,340	1,280
Income tax effect related to other comprehensive income (loss)	(1,042)	(307)
Right-of-use lease asset obtained in exchange for operating lease liability	459	—
Conversion of shares in trading asset - VISA Stock	248	392

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2025 (“2025 Form 10-K”). The unaudited consolidated results of operations for the nine months ended December 31, 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2026.

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

3.      STOCK PLAN AND STOCK-BASED COMPENSATION

Stock Option Plan - In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. At December 31, 2025, there were 1,189,564 shares available for grant under the 2017 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, considering the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Plan during the nine months ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, there were no stock options outstanding.

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

Stock-based compensation expense related to restricted stock grants totaled $157,000 and $264,000 for the three months ended December 31, 2025 and 2024, and $473,000 and $316,000 for the nine months ended December 31, 2025 and 2024, respectively. The decrease in stock-based compensation expense for the three month period ended December 31, 2025, compared to the prior-year period, primarily reflected a higher level of restricted stock grants issued during the three months ended December 31, 2024. The increase in stock-based compensation expense for the nine month period ended December 31, 2025 compared to the prior-year period, was primarily due to new restricted stock grants issued during the nine months ended December 31, 2025.

The unrecognized stock-based compensation related to restricted stock was $1.3 million and $1.2 million at December 31, 2025 and 2024, respectively. The weighted average vesting period for the restricted stock was 2.48 years and 2.68 years at December 31, 2025 and 2024, respectively.

The following tables present the activity related to restricted stock awards for the periods shown:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Nine Months Ended December 31, 2025	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	155,034	$5.74	125,169	$5.66	280,203	$5.71
Granted	46,256	5.15	100,217	5.15	146,473	5.15
Forfeited	—	—	(27,822)	5.76	(27,822)	5.76
Vested	(12,630)	5.70	(24,157)	5.59	(36,787)	5.62
Balance, end of period	188,660	$5.60	173,407	$5.36	362,067	$5.49

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Nine Months Ended December 31, 2024	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	15,779	$5.72	63,397	$5.68	79,176	$5.69
Granted	147,462	5.76	90,401	5.76	237,863	5.76
Forfeited	—	—	(14,075)	5.21	(14,075)	5.21
Vested	(7,281)	6.08	(16,393)	6.73	(23,674)	6.53
Balance, end of period	155,960	$5.74	123,330	$5.65	279,290	$5.70

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the nine months ended December 31, 2025 and 2024, there were no stock options excluded in computing diluted EPS.

On April 29, 2025, the Company’s Board of Directors adopted a stock repurchase program (the “April 2025 repurchase program”), authorizing the Company to purchase up to $2.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The Company completed the April 2025 repurchase program on November 17, 2025, repurchasing 383,950 shares at an average price of $5.26 per share for a total cost of $2.0 million. All shares repurchased under the April 2025 were retired and settled.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
(Dollars and share data in thousands, except per share data)
Basic EPS computation:
Numerator-net income	$1,377	$1,232	$3,701	$3,755
Denominator-weighted average common shares outstanding	20,763	21,037	20,895	21,082
Basic EPS	$0.07	$0.06	$0.18	$0.18
Diluted EPS computation:
Numerator-net income	$1,377	$1,232	$3,701	$3,755
Denominator-weighted average common shares outstanding	20,763	21,037	20,895	21,082
Diluted EPS	$0.07	$0.06	$0.18	$0.18

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2025
Available for sale:
Municipal securities	$36,871	$3	$(4,740)	$32,134
Agency securities	32,958	—	(1,746)	31,212
Real estate mortgage investment conduits (1)	26,634	—	(4,249)	22,385
Residential mortgage-backed securities (1)	9,836	18	(379)	9,475
Other mortgage-backed securities (2)	25,371	4	(2,075)	23,300
Total available for sale	$131,670	$25	$(13,189)	$118,506

Held to maturity:
Municipal securities	$10,277	$—	$(2,440)	$7,837
Agency securities	36,337	—	(1,686)	34,651
Real estate mortgage investment conduits (1)	26,010	—	(3,347)	22,663
Residential mortgage-backed securities (1)	93,549	—	(12,420)	81,129
Other mortgage-backed securities (3)	16,906	—	(2,074)	14,832
Total held to maturity	$183,079	$—	$(21,967)	$161,112

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2025
Available for sale:
Municipal securities	$37,280	$1	$(6,262)	$31,019
Agency securities	32,944	—	(2,741)	30,203
Real estate mortgage investment conduits (1)	28,597	—	(5,107)	23,490
Residential mortgage-backed securities (1)	10,802	13	(589)	10,226
Other mortgage-backed securities (2)	27,317	4	(2,823)	24,498
Total available for sale	$136,940	$18	$(17,522)	$119,436

Held to maturity:
Municipal securities	$10,296	$—	$(2,667)	$7,629
Agency securities	42,279	—	(2,723)	39,556
Real estate mortgage investment conduits (1)	28,499	—	(4,231)	24,268
Residential mortgage-backed securities (1)	101,933	—	(15,448)	86,485
Other mortgage-backed securities (3)	20,072	—	(2,618)	17,454
Total held to maturity	$203,079	$—	$(27,687)	$175,392

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.
(3)	Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of December 31, 2025 are as follows (in thousands):

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$4,269	$4,182	$9,332	$9,220
Due after one year through five years	47,256	44,653	28,028	26,397
Due after five years through ten years	32,242	28,763	17,864	15,867
Due after ten years	47,903	40,908	127,855	109,628
Total	$131,670	$118,506	$183,079	$161,112

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$—	$—	$30,961	$(4,740)	$30,961	$(4,740)
Agency securities	—	—	31,212	(1,746)	31,212	(1,746)
Real estate mortgage investment conduits (1)	—	—	22,385	(4,249)	22,385	(4,249)
Residential mortgage-backed securities (1)	767	(11)	8,133	(368)	8,900	(379)
Other mortgage-backed securities (2)	199	(2)	23,016	(2,073)	23,215	(2,075)
Total available for sale	$966	$(13)	$115,707	$(13,176)	$116,673	$(13,189)

Held to maturity:
Municipal securities	$—	$—	$7,837	$(2,440)	$7,837	$(2,440)
Agency securities	—	—	34,651	(1,686)	34,651	(1,686)
Real estate mortgage investment conduits (1)	—	—	22,663	(3,347)	22,663	(3,347)
Residential mortgage-backed securities (1)	—	—	81,129	(12,420)	81,129	(12,420)
Other mortgage-backed securities (3)	—	—	14,832	(2,074)	14,832	(2,074)
Total held to maturity	$—	$—	$161,112	$(21,967)	$161,112	$(21,967)

March 31, 2025

Available for sale:
Municipal securities	$—	$—	$29,849	$(6,262)	$29,849	$(6,262)
Agency securities	—	—	30,203	(2,741)	30,203	(2,741)
Real estate mortgage investment conduits (1)	—	—	23,490	(5,107)	23,490	(5,107)
Residential mortgage-backed securities (1)	—	—	9,540	(589)	9,540	(589)
Other mortgage-backed securities (2)	418	(3)	23,816	(2,820)	24,234	(2,823)
Total available for sale	$418	$(3)	$116,898	$(17,519)	$117,316	$(17,522)

Held to maturity:
Municipal securities	$—	$—	$7,629	$(2,667)	$7,629	$(2,667)
Agency securities	—	—	39,556	(2,723)	39,556	(2,723)
Real estate mortgage investment conduits (1)	—	—	24,268	(4,231)	24,268	(4,231)
Residential mortgage-backed securities (1)	—	—	86,485	(15,448)	86,485	(15,448)
Other mortgage-backed securities (3)	—	—	17,454	(2,618)	17,454	(2,618)
Total held to maturity	$—	$—	$175,392	$(27,687)	$175,392	$(27,687)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.
(3)	Comprised of FHLMC and FNMA issued securities.

Allowance for Credit Losses (“ACL”) on Available for Sale Debt Securities – Each reporting period, the Company assesses each available for sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on available for sale debt securities at December 31, 2025 and March 31,2025. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

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

ACL on Held to Maturity Debt Securities – The Company separately evaluates its held to maturity debt securities for any credit losses based on probability of default and loss given default utilizing historical industry data based on investment category. The probability of default and loss given default are incorporated into the present value of expected cash flows and compared against amortized cost. The Company did not record an ACL on held to maturity debt securities at December 31, 2025 and March 31, 2025, as the impact was insignificant.

The Company had no sales and realized no gains or losses on sales of investment securities for the three and nine months ended December 31, 2025 and 2024. Investment securities available for sale with an amortized cost of $3.7 million and $2.1 million and an estimated fair value of $3.5 million and $2.0 million at December 31, 2025 and March 31,2025, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $18.9 million and $12.2 million and a fair value of $16.9 million and $10.4 million at December 31, 2025 and March 31, 2025, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $133.5 million and $141.3 million and a fair value of $117.1 million and $120.5 million at December 31, 2025 and March 31, 2025, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

6.      LOANS AND ACL

Loans receivable is reported net of deferred loan fees and discounts, and inclusive of premiums. Deferred loan fees totaled $4.3 million at both December 31, 2025 and March 31, 2025. Discounts and premiums on loans receivable totaled $1.1 million and $1.6 million, respectively, at December 31, 2025, compared to $1.2 million and $1.7 million, respectively, at March 31, 2025. Loans receivable consisted of the following at the dates indicated (in thousands):

	December 31,	March 31,
	2025	2025
Commercial and construction
Commercial business	$223,904	$232,935
Commercial real estate	606,095	592,185
Land	7,546	4,610
Multi-family	92,410	91,451
Real estate construction	26,639	29,182
Total commercial and construction	956,594	950,363

Consumer
Real estate one-to-four family	98,929	97,683
Other installment	29,643	14,414
Total consumer	128,572	112,097

Total loans	1,085,166	1,062,460

Less: ACL for loans	15,281	15,374
Loans receivable, net	$1,069,885	$1,047,086

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2025, loans carried at $756.3 million were pledged as collateral to the FHLB of Des Moines and FRB pursuant to borrowing agreements.

Substantially all the Company’s business activity is with clients located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding AOCI. As of December 31, 2025 and March 31, 2025, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

There were no loans modified related to borrowers experiencing financial difficulty during the nine months ended December 31, 2025. There were no loans past due at December 31, 2025 that had been modified in the previous 12 months.

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

The following table sets forth the Company’s loan portfolio at December 31, 2025 and March 31, 2025 by risk attribute and year of origination as well as current period gross charge-offs (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$5,636	$15,805	$17,192	$49,217	$79,737	$39,642	$12,695	$219,924
Special Mention	—	1,436	—	—	446	60	1,111	3,053
Substandard	—	—	—	150	—	605	172	927
Total commercial business	$5,636	$17,241	$17,192	$49,367	$80,183	$40,307	$13,978	$223,904
Current YTD gross write-offs	$—	$—	$—	$248	$—	$1	$—	$249

Commercial real estate
Risk rating
Pass	$45,459	$47,173	$40,983	$56,938	$134,110	$232,809	$—	$557,472
Special Mention	—	237	3,148	6,270	2,619	23,893	—	36,167
Substandard	1,877	103	30	—	2,510	7,936	—	12,456
Total commercial real estate	$47,336	$47,513	$44,161	$63,208	$139,239	$264,638	$—	$606,095
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land
Risk rating
Pass	$4,522	$604	$—	$2,183	$75	$169	$(7)	$7,546
Total land	$4,522	$604	$—	$2,183	$75	$169	$(7)	$7,546
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$1,836	$1,115	$929	$40,004	$35,181	$12,759	$—	$91,824
Special Mention	—	—	—	324	—	156	—	480
Substandard	—	—	—	—	17	53	—	70
Doubtful	—	—	—	—	—	36	—	36
Total multi-family	$1,836	$1,115	$929	$40,328	$35,198	$13,004	$—	$92,410
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$19,017	$4,553	$—	$3,069	$—	$—	$—	$26,639
Total real estate construction	$19,017	$4,553	$—	$3,069	$—	$—	$—	$26,639
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$—	$—	$55,822	$19,487	$23,592	$98,901
Substandard	—	—	—	—	—	28	—	28
Total real estate one-to-four family	$—	$—	$—	$—	$55,822	$19,515	$23,592	$98,929
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Risk rating
Pass	$16,046	$12,542	$260	$202	$48	$36	$509	$29,643
Total other installment	$16,046	$12,542	$260	$202	$48	$36	$509	$29,643
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans receivable, gross
Risk rating
Pass	$92,516	$81,792	$59,364	$151,613	$304,973	$304,902	$36,789	$1,031,949
Special Mention	—	1,673	3,148	6,594	3,065	24,109	1,111	39,700
Substandard	1,877	103	30	150	2,527	8,622	172	13,481
Doubtful	—	—	—	—	—	36	—	36
Total loans receivable, gross	$94,393	$83,568	$62,542	$158,357	$310,565	$337,669	$38,072	$1,085,166
Total current YTD gross write-offs	$—	$—	$—	$248	$—	$1	$—	$249

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$10,840	$17,592	$56,013	$85,632	$20,918	$24,198	$12,822	$228,015
Special Mention	1,964	—	—	571	—	456	1,166	4,157
Substandard	—	—	—	—	472	291	—	763
Total commercial business	$12,804	$17,592	$56,013	$86,203	$21,390	$24,945	$13,988	$232,935
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$44,477	$42,181	$61,005	$138,354	$86,768	$173,364	$—	$546,149
Special Mention	—	3,164	3,638	5,246	—	31,920	—	43,968
Substandard	—	30	—	—	—	2,038	—	2,068
Total commercial real estate	$44,477	$45,375	$64,643	$143,600	$86,768	$207,322	$—	$592,185
Current YTD gross write-offs	$—	$80	$—	$—	$—	$—	$—	$80

Land
Risk rating
Pass	$615	$—	$2,570	$84	$—	$457	$884	$4,610
Total land	$615	$—	$2,570	$84	$—	$457	$884	$4,610
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$1,132	$947	$39,279	$35,831	$4,257	$9,583	$—	$91,029
Special Mention	—	—	183	—	18	155	—	356
Substandard	—	—	—	—	—	66	—	66
Total multi-family	$1,132	$947	$39,462	$35,831	$4,275	$9,804	$—	$91,451
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$14,092	$11,784	$3,306	$—	$—	$—	$—	$29,182
Total real estate construction	$14,092	$11,784	$3,306	$—	$—	$—	$—	$29,182
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$133	$—	$—	$58,107	$4,041	$17,115	$18,257	$97,653
Substandard	—	—	—	—	—	30	—	30
Total real estate one-to-four family	$133	$—	$—	$58,107	$4,041	$17,145	$18,257	$97,683
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$11	$11

Other installment
Risk rating
Pass	$13,185	$337	$336	$96	$48	$6	$406	$14,414
Total other installment	$13,185	$337	$336	$96	$48	$6	$406	$14,414
Current YTD gross write-offs	$—	$6	$—	$25	$—	$—	$1	$32

Total loans receivable, gross
Risk rating
Pass	$84,474	$72,841	$162,509	$318,104	$116,032	$224,723	$32,369	$1,011,052
Special Mention	1,964	3,164	3,821	5,817	18	32,531	1,166	48,481
Substandard	—	30	—	—	472	2,425	—	2,927
Total loans receivable, gross	$86,438	$76,035	$166,330	$323,921	$116,522	$259,679	$33,535	$1,062,460
Total current YTD gross write-offs	$—	$86	$—	$25	$—	$—	$12	$123

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

The following tables detail activity in the ACL for loans at or for the three and nine months ended December 31, 2025 and 2024, by loan category (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
December 31, 2025	Business	Real Estate	Land	Family	Construction	Consumer	Total

Beginning balance	$4,859	$7,625	$77	$427	$430	$2,009	$15,427
Provision for (recapture of) credit losses	(158)	(9)	82	5	33	147	100
Charge-offs	(248)	—	—	—	—	—	(248)
Recoveries	—	—	—	—	—	2	2
Ending balance	$4,453	$7,616	$159	$432	$463	$2,158	$15,281

Nine months ended
December 31, 2025

Beginning balance	$5,033	$7,492	$83	$444	$480	$1,842	$15,374
Provision for (recapture of) credit losses	(331)	124	76	(12)	(17)	260	100
Charge-offs	(249)	—	—	—	—	—	(249)
Recoveries	—	—	—	—	—	56	56
Ending balance	$4,453	$7,616	$159	$432	$463	$2,158	$15,281

Three months ended
December 31, 2024

Beginning balance	$5,118	$7,137	$139	$354	$925	$1,793	$15,466
Provision for (recapture of) credit losses	16	162	(67)	11	(96)	(26)	—
Charge-offs	—	(80)	—	—	—	(36)	(116)
Recoveries	—	—	—	—	—	2	2
Ending balance	$5,134	$7,219	$72	$365	$829	$1,733	$15,352

Nine months ended
December 31, 2024

Beginning balance	$5,280	$7,391	$106	$367	$636	$1,584	$15,364
Provision for (recapture of) credit losses	(146)	(92)	(34)	(2)	193	181	100
Charge-offs	—	(80)	—	—	—	(37)	(117)
Recoveries	—	—	—	—	—	5	5
Ending balance	$5,134	$7,219	$72	$365	$829	$1,733	$15,352

Non-accrual loans: Loans are reviewed regularly, and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days or more delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. Also, as a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. A history of repayment performance generally would be a minimum of six months. Interest income foregone on non-accrual loans was $56,000 and $10,000 for the nine months ended December 31, 2025 and 2024, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		and		Due and		Total
	30-89 Days	Greater		Non-		Loans
December 31, 2025	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$2,639	$—	$926	$3,565	$220,339	$223,904
Commercial real estate	762	—	174	936	605,159	606,095
Land	—	—	—	—	7,546	7,546
Multi-family	—	—	—	—	92,410	92,410
Real estate construction	—	—	—	—	26,639	26,639
Consumer	139	—	29	168	128,404	128,572
Total	$3,540	$—	$1,129	$4,669	$1,080,497	$1,085,166

March 31, 2025

Commercial business	$3,793	$—	$37	$3,830	$229,105	$232,935
Commercial real estate	242	—	88	330	591,855	592,185
Land	—	—	—	—	4,610	4,610
Multi-family	—	—	—	—	91,451	91,451
Real estate construction	—	—	—	—	29,182	29,182
Consumer	47	—	30	77	112,020	112,097
Total	$4,082	$—	$155	$4,237	$1,058,223	$1,062,460

Included in the 30-89 days past due loans at December 31, 2025 and March 31, 2025 are $1.8 million and $3.1 million, respectively, of fully guaranteed SBA or United States Department of Agriculture (“USDA”) loans. These government guaranteed loans are classified as pass rated loans and are not considered to be either nonaccrual or classified loans because based on the guarantee, the Company expects to receive all principal and interest according to the contractual terms of the loan agreement and there are no well-defined weaknesses or risk of loss. As a result, these loans were omitted from the required calculation of the ACL for loans. Interest income foregone on non-accrual loans was $56,000 and $16,000 for the nine months ended December 31, 2025 and the year ended March 31, 2025, respectively.

At December 31, 2025, the Company had $1.1 million of non-accrual loans with no ACL and $59,000 of non-accrual loans with an ACL of $1,000. At March 31, 2025, the Company had $94,000 of non-accrual loans with no ACL and $61,000 of non-accrual loans with an ACL of $1,000. The amortized cost of collateral dependent loans as of December 31, 2025, was $144,000 and $926,000 for commercial business and commercial real estate, compared to $37,000 and $57,000 as of March 31, 2025, respectively.

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

The Company performed an impairment assessment as of October 31, 2025 and determined that no impairment of goodwill exists. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit.

The Company completed a qualitative assessment of goodwill as of December 31, 2025, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. No assurances can be given that the Company’s goodwill will not be written down in future periods. If adverse economic conditions or any decreases in the Company’s stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company’s goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

8.      FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are summarized at the dates indicated (dollars in thousands):

	December 31, 2025	March 31, 2025
FHLB advances	$60,500	$76,400
Weighted average interest rate on FHLB advances (1)	4.50%	5.17%

(1) Computed based on the borrowing activity for the nine months ended December 31, 2025 and the fiscal year ended March 31, 2025, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At December 31, 2025, based on collateral values, the Bank had additional borrowing capacity of $227.2 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At December 31, 2025, loans carried at $478.3 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, which totaled $27.2 million at  December 31, 2025 and $27.1 million at March 31, 2025, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both December 31, 2025 and March 31, 2025, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at December 31, 2025 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	5.66%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	5.65%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	7.36%	6/2033
		27,836
Fair value adjustment (4)		(679)
Total Debentures		$27,157

(1)	The trust preferred securities reprice quarterly based on the three-month Chicago Mercantile Exchange (“CME”) Term SOFR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$32,134	$—	$32,134	$—
Agency securities	31,212	—	31,212	—
Real estate mortgage investment conduits	22,385	—	22,385	—
Residential mortgage-backed securities	9,475	—	9,475	—
Other mortgage-backed securities	23,300	—	23,300	—
Total assets measured at fair value on a recurring basis	$118,506	$—	$118,506	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2025	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$31,019	$—	$31,019	$—
Agency securities	30,203	—	30,203	—
Real estate mortgage investment conduits	23,490	—	23,490	—
Residential mortgage-backed securities	10,226	—	10,226	—
Other mortgage-backed securities	24,498	—	24,498	—
Total assets measured at fair value on a recurring basis	$119,436	$—	$119,436	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 for both the nine months ended December 31, 2025 and the year ended March 31, 2025.

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

There were no assets measured at estimated fair value on a nonrecurring basis at either December 31, 2025 or March 31, 2025.

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

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
December 31, 2025	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$28,641	$28,641	$—	$—	$28,641
Investment securities available for sale	118,506	—	118,506	—	118,506
Investment securities held to maturity	183,079	—	161,112	—	161,112
Loans receivable, net	1,069,885	—	—	995,742	995,742
FHLB stock	3,626	—	3,626	—	3,626

Liabilities:
Certificates of deposit	240,627	—	240,181	—	240,181
FHLB advances	60,500	—	60,433	—	60,433
Junior subordinated debentures	27,157	—	—	19,915	19,915

	Carrying				Estimated
March 31, 2025	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$29,414	$29,414	$—	$—	$29,414
Investment securities available for sale	119,436	—	119,436	—	119,436
Investment securities held to maturity	203,079	—	175,392	—	175,392
Loans receivable, net	1,047,086	—	—	974,523	974,523
FHLB stock	4,342	—	4,342	—	4,342

Liabilities:
Certificates of deposit	227,459	—	226,392	—	226,392
FHLB advances	76,400	—	76,316	—	76,316
Junior subordinated debentures	27,091	—	—	19,650	19,650

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326) - Purchased Loans. The amendments in this update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company does not expect this standard to have a material effect on its business operations or consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The new standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company does not expect this standard to have a material effect on its business operations or consolidated financial statements.

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from clients are generally collected at the time services are rendered, monthly, or quarterly. For contracts with clients within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the client’s transaction. The Company is generally the principal in these contracts, except for interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur monthly, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third parties and is recognized as the related transactions occur or services are rendered to the client. For the nine months ended December 31, 2025 and 2024, substantially all of the Company’s revenues within the scope of ASC 606 are for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income, net disaggregated by type of service for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Asset management fees	$1,585	$1,443	$4,664	$4,434
Debit card and ATM fees	742	764	2,262	2,386
Deposit related fees	546	484	1,627	1,394
Loan related fees	159	101	412	276
Income from BOLI (1)	231	225	743	715
FHLMC loan servicing fees (1)	17	18	51	57
Other, net	224	306	1,011	1,287
Total non-interest income, net	$3,504	$3,341	$10,770	$10,549

(1)	Not within scope of ASC 606

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

Contract Balances

As of December 31, 2025 and 2024, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of December 31, 2025 and 2024.

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

Significant off-balance sheet commitments at December 31, 2025 are listed below (in thousands):

Contract or Notional
Amount
December 31,
2025
Commitments to extend credit:
Adjustable-rate	$25,179
Fixed-rate	8,800
Standby letters of credit	1,600
Undisbursed loan funds and unused lines of credit	117,260
Total	$152,839

Other contractual obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2025, loans under warranty totaled $25.7 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At December 31, 2025, the Company had an ACL for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively ensure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company did not incur any losses related to public depository funds for the nine months ended December 31, 2025 and 2024.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheets at the dates indicated (in thousands):

	December 31,		March 31,		Classification in the
Leases	2025		2025		consolidated balance sheets
Finance lease ROU asset	$1,067		$1,125		Financing lease ROU asset
Finance lease liability	$2,041		$2,099		Finance lease liability
Finance lease remaining lease term	13.92	years	14.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU asset	$3,900		$4,245		Prepaid expenses and other assets
Operating lease liability	$4,101		$4,465		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	4.06	years	4.65	years
Operating lease weighted-average discount rate	1.88%		1.67%

The table below presents certain information related to the lease costs for financing and operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended
Lease Costs	December 31, 2025	December 31, 2024
Finance lease amortization of ROU asset	$19	$19
Finance lease interest on lease liability	37	38
Operating lease costs	290	283
Total lease cost (1)	$346	$340

	Nine months ended	Nine months ended
Lease Costs	December 31, 2025	December 31, 2024
Finance lease amortization of ROU asset	$58	$58
Finance lease interest on lease liability	111	115
Operating lease costs	866	849
Variable lease costs	—	105
Total lease cost (1)	$1,035	$1,127

(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Operating cash flows paid for amounts included in the measurement of operating lease liabilities was $305,000 and $896,000 for the three and nine months ended December 31, 2025, compared to $293,000 and $988,000 for the three and nine months ended December 31, 2024, respectively. During the nine months ended December 31, 2025, the Company recognized an operating lease ROU asset and corresponding operating lease liability of $459,000 arising from new operating leases. The Company did not recognize any operating lease ROU assets arising from new operating leases during the three months ended December 31, 2025, or during the three and nine months ended December 31, 2024.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of December 31, 2025 (in thousands):

s
Fiscal Year Ending March 31:	Operating	Finance
	Leases	Lease
Remainder of 2026	$307	$58
2027	1,219	230
2028	1,002	232
2029	787	232
2030	796	232
Thereafter	272	2,247
Total minimum lease payments	4,383	3,231
Less: amount of lease payments representing interest	(282)	(1,190)
Lease liabilities	$4,101	$2,041

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended March 31, 2025 (“2025 Form 10-K”) under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and Part II. Item 8, “Note 1. Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosures contained in the Company’s 2025 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services business, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Klickitat and Skamania counties of Washington, and Multnomah, Washington and Marion counties of Oregon as its primary market area.

The Company is engaged primarily in attracting deposits from the general public and using those funds within its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. In addition, the Company periodically purchases commercial business loans originated by a third party located outside the Company’s primary market area to supplement loan originations and diversify the commercial loan portfolio. The Company also purchases the guaranteed portion of SBA loans, originated by another financial institution and serviced by the seller, to further diversify the loan portfolio, supplement originations, and achieve higher yields than short-term investments. These SBA loans are also originated outside the Company’s primary market area. The Company’s loans receivable, net, totaled $1.07 billion at December 31, 2025 compared to $1.05 billion at March 31, 2025.

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

Execution of our Business Plan. The Company remains focused on expanding its loan portfolio, particularly higher-yielding commercial and construction loans, and growing its core deposit base by deepening client relationships throughout its primary market areas. While residential real estate lending was historically a primary focus, the Company has diversified its loan portfolio in recent years through the strategic growth of its commercial and construction loan portfolios. At December 31, 2025, commercial and construction loans represented 88.2% of total loans. Commercial lending, including CRE, generally involves greater credit risk than residential lending. However, these risks are often compensated by higher interest margins and fee income, contributing to enhanced loan portfolio profitability. To support its growth and profitability objectives, the Company is committed to a relationship-based banking model designed to strengthen client loyalty, identify new lending opportunities, and improve client-level profitability through cross-selling deposit, treasury management, and other banking services. The Company continues to build its core deposit base by offering competitive products, enhancing digital banking capabilities, and prioritizing high-quality client service. Additionally, the Company seeks to expand its banking franchise through de novo branch development, selective acquisitions of branches or loan portfolios, and whole bank transactions that align with its strategic and financial goals.

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

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its clients with more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in client use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and new deposit products. The products are tailored to meet the needs of businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each client’s banking relationship by cross-selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $919.1 million and $877.9 million at December 31, 2025 and March 31, 2025, respectively.

Attracting Core Deposits and Other Deposit Products. The Company offers a variety of deposit products, including personal checking, savings, and money market accounts, which generally represent lower-cost and more stable sources of funding compared to certificates of deposit. These core deposits are less sensitive to interest rate fluctuations and play a key role in supporting the Company’s funding and liquidity strategy. To strengthen its funding base, the Company continues to prioritize the growth of core deposits over higher-cost funding sources, such as brokered deposits, Federal Home Loan Bank (“FHLB”) advances, and Federal Reserve Bank of San Francisco (“FRB”) borrowings. This approach supports loan growth while helping to manage interest expense and reduce reliance on more volatile wholesale funding sources.  A key element of this strategy is enhancing and deepening client relationships. The Company believes its continued focus on relationship banking will support the expansion of both core deposits and locally sourced retail certificates of deposit. In particular, the Company seeks to increase demand deposits by building business banking relationships, supported by a suite of expanded product offerings tailored to meet the specific needs of its business clients. To further encourage growth in lower-cost deposits, the Company has invested in technology-based solutions designed to improve the client experience and support cash management needs. These include personal financial management tools, business cash management services, and remote deposit capture products, which allow the Company to effectively compete with financial institutions of all sizes. As of December 31, 2025, core branch deposits remained unchanged from March 31, 2025, accounting for 98.0% of total deposits, compared to 98.1% at March 31, 2025.

Recruiting and Retaining Highly Competent Personnel with a Focus on Commercial Lending. The Company’s ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary client service and pursuing opportunities to deepen client relationships. The goal is to compete with other financial service providers by relying on the strength of the Company’s client service and relationship banking approach. The Company believes that one of its strengths is that its employees are also shareholders through the Company’s ESOP and 401(k) plans.

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios, based on loan purpose, at the dates indicated (in thousands):

	Commercial Business	Commercial Real Estate Mortgage	Real Estate Construction	Commercial and Construction Total
December 31, 2025

Commercial business	$223,904	$—	$—	$223,904
Commercial construction	—	—	13,978	13,978
Office buildings	—	108,447	—	108,447
Warehouse/industrial	—	118,314	—	118,314
Retail/shopping centers/strip malls	—	87,276	—	87,276
Assisted living facilities	—	346	—	346
Single purpose facilities	—	291,712	—	291,712
Land	—	7,546	—	7,546
Multi-family	—	92,410	—	92,410
One-to-four family construction	—	—	12,661	12,661
Total	$223,904	$706,051	$26,639	$956,594

March 31, 2025

Commercial business	$232,935	$—	$—	$232,935
Commercial construction	—	—	18,368	18,368
Office buildings	—	110,949	—	110,949
Warehouse/industrial	—	114,926	—	114,926
Retail/shopping centers/strip malls	—	88,815	—	88,815
Assisted living facilities	—	358	—	358
Single purpose facilities	—	277,137	—	277,137
Land	—	4,610	—	4,610
Multi-family	—	91,451	—	91,451
One-to-four family construction	—	—	10,814	10,814
Total	$232,935	$688,246	$29,182	$950,363

Comparison of Financial Condition at December 31, 2025 and March 31, 2025

Cash and cash equivalents, including interest-earning deposits in other banks, totaled $28.6 million at December 31, 2025 compared to $29.4 million at March 31, 2025. The Company’s cash balances typically fluctuate based upon funding needs, deposit activity and investment securities activity. Based on the Company’s asset/liability management program and liquidity objectives, the Company may deploy excess cash to purchase investment securities depending on the rate environment and other considerations. As a part of this strategy, the Company may choose to invest in short-term certificates of deposit held for investment, all of which are fully insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Investment securities totaled $301.6 million and $322.5 million at December 31, 2025 and March 31, 2025, respectively. The decrease was due to normal pay downs, calls and maturities. The Company had no sales of investment securities during the nine months ended December 31, 2025. The Company’s investment securities primarily consist of a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At December 31, 2025, the Company determined that none of its investment securities required an allowance for credit losses (“ACL”). For additional information on the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $1.07 billion at December 31, 2025, compared to $1.05 billion at March 31, 2025, an increase of $22.8 million.  The increase was primarily attributable to increases in other installment loans of $15.2 million, commercial real estate loans of $13.9 million and land loans of $2.9 million.  These increases were partially offset by decreases in commercial business loans of $9.0 million and real estate construction of $2.5 million.

The Company no longer funds one-to-four family mortgage loans but may occasionally purchase such loans consistent with its asset/liability objectives. Additionally, the Company purchases loans originated by third parties outside the Company’s primary market area to supplement originations and diversify the portfolio. Purchased loans totaled $47.0 million at December 31, 2025 compared to $35.3 million at March 31, 2025, an increase of $11.7 million. This increase was primarily attributable to consumer loan purchases totaling $20.8 million, partially offset by normal paydowns and payoffs. The Company also purchases the guaranteed portion of SBA loans to help portfolio diversification, supplement originations and generate higher yields than overnight cash or other short-term investments. These SBA loans are originated by other financial institutions outside the Company’s primary market area and are purchased with servicing retained by the seller. At December 31, 2025, the Company’s purchased SBA loan portfolio was $44.0 million compared to $47.4 million at March 31, 2025.

Deposits totaled $1.23 billion at both December 31, 2025 and March 31, 2025. While overall deposit levels remained stable, there was a shift in the composition of the deposits. Increases in interest checking of $34.2 million and certificates of deposit accounts of $13.2 million were partially offset by decreases in non-interest checking accounts of $24.3 million, money market accounts of $11.2 million, and regular savings accounts of $10.7 million. The migration away from lower- or non-interest-bearing accounts toward interest checking and time deposits products is consistent with industry trends, as depositors seek to optimize returns on their funds. The Company had no wholesale-brokered deposits at December 31, 2025 and March 31, 2025. Core branch deposits accounted for 98.0% of total deposits at December 31, 2025 compared to 98.1% at March 31, 2025. The Company plans to continue focusing on core deposits and on building client relationships rather than relying on wholesale funding sources.

Accrued expenses and other liabilities increased $9.8 million to $24.6 million at December 31, 2025 compared to $14.8 million at March 31, 2025. The increase was primarily due to an outstanding balance in Trust sweep funds of $12.1 million at December 31, 2025, which was subsequently disbursed the following business day.

FHLB advances decreased $15.9 million to $60.5 million at December 31, 2025 compared to $76.4 million at March 31, 2025. FHLB advances at December 31, 2025 were comprised entirely of overnight advances. FHLB advances at March 31, 2025 were comprised of overnight advances and short-term borrowings of $51.4 million and $25.0 million, respectively.  The decrease in advances primarily reflected scheduled repayments and reduced reliance on FHLB funding, as growth in deposits and loan repayments provided sufficient liquidity.

Shareholders' equity increased $4.2 million to $164.2 million at December 31, 2025, compared to $160.0 million at March 31, 2025. The increase was mainly attributable to net income of $3.7 million and a decrease in the accumulated other comprehensive loss related to the change in unrealized holding losses on securities available for sale, net of tax, of $3.3 million for the nine months ended December 31, 2025. These increases were partially offset by the payment of cash dividends of $1.3 million and stock repurchases of $2.0 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets

(set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of December 31, 2025.

As of December 31, 2025, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Capital:
(To Risk-Weighted Assets)	$181,201	16.35%	$88,680	8.0%	$110,851	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	167,323	15.09	66,510	6.0	88,680	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	167,323	15.09	49,883	4.5	72,053	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	167,323	11.24	59,563	4.0	74,454	5.0

March 31, 2025
Total Capital:
(To Risk-Weighted Assets)	$178,452	16.48%	$86,625	8.0%	$108,281	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	164,891	15.23	64,969	6.0	86,625	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	164,891	15.23	48,726	4.5	70,383	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	164,891	11.10	59,406	4.0	74,257	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. As of December 31, 2025, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at December 31, 2025, the Company would have exceeded all regulatory capital requirements.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals, continuing operations, satisfying other financial commitments, and taking advantage of investment opportunities. During the nine months ended December 31, 2025, deposits remained relatively stable; however, the Bank utilized its funding sources primarily to support loan commitments and manage deposit withdrawals influenced by competitive and pricing pressures.

At December 31, 2025, cash and cash equivalents and available for sale investment securities totaled $147.1 million, or 9.73% of total assets. Management believes that the Company’s securities portfolio is of high quality and therefore readily marketable. The levels of these assets depend on the Company’s operating, financing, lending, and investing activities during any given period. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to manage short-term borrowings, consistent with its asset/liability objectives. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available, including FRB borrowings and FHLB advances. At December 31, 2025, the Bank had no advances outstanding with the FRB and maintained a credit facility with an available borrowing capacity of $288.3 million, subject to sufficient collateral. At December 31, 2025, the Bank had $60.5 million in outstanding FHLB advances and an additional borrowing capacity of $227.2 million, subject to sufficient collateral and stock investment. At December 31, 2025, the Bank had sufficient unpledged collateral to utilize its available borrowing capacity from both the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, historically it has not extensively relied on brokered deposits to fund its operations. At December 31, 2025 and March 31, 2025, the Bank had no wholesale brokered deposits. The Bank also participates in the Certificate of Deposit Account Registry Services (“CDARS”) and Insured Cash Sweep (“ICS”) deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for depositors while obtaining “pass-through” insurance for total deposits. The Bank’s CDARS and ICS balances were $33.1 million, or 2.68% of total deposits, and $36.0 million, or 2.92% of total deposits, at December 31, 2025 and March 31, 2025, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $858.3 million, or 56.75% of total assets at December 31, 2025.

At December 31, 2025, the Company had total commitments of $152.8 million, which included commitments to extend credit of $34.0 million, unused lines of credit of $101.2 million, undisbursed real estate construction loans of $16.0 million, and standby letters of credit of $1.6 million. The Company anticipates having sufficient funds available to meet these commitments. Certificates of deposit scheduled to mature within one year from December 31, 2025 totaled $237.1 million, and historically, the Bank has retained a significant portion of maturing deposits. Offsetting these cash outflows are scheduled maturities of loan and investment securities of $71.8 million and $13.5 million, respectively, within one year of December 31, 2025.

The Company incurs capital expenditures on an ongoing basis to expand and improve product offerings, enhance and modernize technology infrastructure, and to introduce new technology-based products to compete effectively. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and client retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during the remainder of fiscal 2026 we expect cash expenditures of approximately $431,000 for capital investment in premises and equipment.

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Notes 13 and 14 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Riverview Bancorp, Inc., as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview Bancorp, Inc. include dividends from the Bank, as well as the potential issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice and may be subject to additional limitations depending on the Bank’s financial condition and applicable regulations. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. As of December 31, 2025, the quarterly common stock dividend rate was $0.02 per share, as approved by the Board of Directors. Management believes this dividend rate appropriately balances the Company’s objectives of supporting investment in the Bank, while returning capital to shareholders. Assuming continued payment during fiscal 2026 at this rate of $0.02 per share, average total dividends paid each quarter would be approximately $414,000 based on the number of the Company’s outstanding shares as of December 31, 2025. At December 31, 2025, Riverview Bancorp, Inc. had $4.2 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets were $1.1 million or 0.07% of total assets at December 31, 2025, compared to $155,000 or 0.01% of total assets at March 31, 2025. The Company had net charge-offs totaling $193,000 for the nine months ended December 31, 2025, compared to $90,000 during fiscal 2025. The Company had no other real estate owned or foreclosed assets at December 31, 2025 or March 31, 2025.

The following table sets forth information regarding the Company’s nonperforming loans, consisting of nonaccrual loans at the dates indicated (dollars in thousands):

	December 31, 2025		March 31, 2025
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	5	$926	1	$37
Commercial real estate	3	174	2	88
Consumer	1	29	1	30
Total	9	1,129	4	155

The ACL for loans was $15.3 million or 1.41% of total loans at December 31, 2025, and $15.4 million or 1.45% of total loans at March 31, 2025. For the nine months ended December 31, 2025 and 2024, the Company recorded a provision for credit losses of $100,000. At December 31, 2025, the ACL provided coverage of more than 1,300% of nonperforming loans, compared to approximately 9,900% at March 31, 2025. The general valuation allowance on pooled, or collectively evaluated, loans was 1.41% at December 31, 2025 and 1.45% at March 31, 2025.

Management considers the ACL for loans and unfunded loan commitments to be adequate at December 31, 2025 based on an evaluation of various factors affecting the loan portfolio. The Company believes the ACL has been established in accordance with GAAP; however, material increases may be required if economic conditions worsen, regulatory outcomes change, or other relevant factors emerge. Significant increases in the ACL may also be necessary if borrower credit quality deteriorates or collateral values decline. Such an increase could negatively impact the Company’s future financial condition and results of operations. For further information regarding the Company’s individually evaluated loans and ACL for loans and unfunded loan commitments, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	December 31, 2025	March 31, 2025

Loans accounted for on a non-accrual basis:
Commercial business	$926	$37
Commercial real estate	174	88
Consumer	29	30
Total nonperforming loans	1,129	155
Real estate owned (“REO”)	—	—
Total nonperforming assets	$1,129	$155

Foregone interest on non-accrual loans (1)	$56	$16

(1)	Nine months ended December 31, 2025 and year ended March 31, 2025.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Southwest
	Washington	Other	Total
December 31, 2025

Commercial business	$604	$322	$926
Commercial real estate	71	103	174
Consumer	29	—	29
Total nonperforming assets	$704	425	$1,129

	Southwest
	Washington	Total

March 31, 2025

Commercial business	$37	$37
Commercial real estate	88	88
Consumer	30	30
Total nonperforming assets	$155	$155

At December 31, 2025, loans delinquent 30-89 days totaled $3.5 million or 0.33% of total loans, down from $4.1 million or 0.38% of total loans at March 31, 2025. The decrease was primarily attributable to the decrease in fully guaranteed SBA and USDA loans. These loans, while delinquent are classified as pass rated loans and are excluded from nonperforming and ACL calculations due to the full government guarantee and the expectation that all contractual principal and interest will be collected. The Company had no accruing loans 90 days or more delinquent at December 31, 2025 and March 31, 2025.

At December 31, 2025, CRE loans represented the largest portion of the loan portfolio at 55.9% of total loans and commercial business loans represented 20.6% of total loans.

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

The Company performed its annual goodwill impairment test as of October 31, 2025, and determined that no impairment of goodwill existed. The Company also completed a qualitative assessment of goodwill as of December 31, 2025, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Accordingly, no goodwill impairment was recognized.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2025 and 2024

Net Income. Net income was $1.4 million, or $0.07 per diluted share, for the three months ended December 31, 2025, compared to $1.2 million, or $0.06 per diluted share, for the same period in the prior year.  Net income for the nine months ended December 31, 2025 and 2024 was $3.7 million, or $0.18 per diluted share, and $3.8 million, or $0.18 per diluted share, respectively.  For the three months ended December 31, 2025, net income increased primarily as a result of an increase in net interest income, partially offset by an increase in non-interest expense. For the nine months ended December 31, 2025, net income was relatively unchanged compared to the prior year period, as the increase in net interest income was offset by higher operating expenses.

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

Net interest income for the three and nine months ended December 31, 2025, was $10.6 million and $30.2 million, respectively, representing an increase of $1.2 and $3.0 million compared to the same periods in 2024.  These increases were primarily due to increased interest and fees on loans receivable and a decrease in interest expense on borrowings, partly offset by increased interest expense on deposits.  Net interest margin for the three and nine months ended December 31, 2025 was 2.96% and 2.83%, respectively, compared to 2.60% and 2.51% for the three and nine months ended December 31, 2024, respectively.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended December 31, 2025 was $16.0 million and $46.7 million, compared to $15.1 million and $44.5 million for the same periods in the prior year, respectively.  The increases were due to increases in interest income on loans receivable of $1.1 million and $3.4 million, respectively, when compared to the same periods in 2024, due to higher average balance of net loans and improved yields.

The average yield on loans increased to 5.26% and 5.14% for the three and nine months ended December 31, 2025, compared to 4.97% and 4.83% for the same periods in 2024.  Mortgage loan yields rose to 5.33% and 5.17% for the three and nine months ended December 31, 2025, up from 5.00% and 4.83% while non-mortgage loan yields increased to 5.07% and 5.05%, compared to 4.90% and 4.80% for the same periods last year.  The average balance of net loans increased to $1.08 billion and $1.07 billion for the three and nine month periods, compared to $1.05 billion and $1.04 billion in the prior year.  The average balance of mortgage loans increased $16.0 million and $12.7 million to $803.4 million and $794.1 million, respectively, for the three and nine months ended December 31, 2025, while the average balance of non-mortgage loans increased $11.2 million and $12.1 million to $277.2 million and $274.0 million, respectively, compared to the same period last year.

Interest earned on investment securities decreased $252,000 and $1.0 million for the three and nine months ended December 31, 2025, compared to the same periods in the prior year, as a result of decreases in both the average balance of and yield earned on investment securities. The average balance of investment securities decreased $45.9 million and $50.0 million to $318.3 million and $328.1 million for the three and nine months ended December 31, 2025, compared to $364.2 million and $377.9 million for the same periods in the prior year, respectively. The decrease in the average balance of investment securities was attributable to normal paydown activities. The average yield on investment securities was 1.77% and 1.88% for the three and nine months ended December 31, 2025, compared to 1.82% and 2.00% for the same periods in the prior year, consistent with the lower reinvestment rates and reduced balances.

Interest Expense. Interest expense totaled $5.4 million and $16.5 million for the three and nine months ended December 31, 2025, compared to $5.7 million and $17.3 million for the three and nine months ended December 31, 2024, respectively. The decreases were primarily due to decreases in interest expense on FHLB advances, related to both decreases in the average balance of FHLB advances and lower rates, partially offset by increases in interest expense on deposits.

Interest expense on deposits increased $267,000 and $1.1 million for the three and nine months ended December 31, 2025, respectively, compared to the same periods the prior year. The increase for the three months ended December 31, 2025 compared to 2024 was primarily due to higher rates paid and an upward shift in the average balance on interest checking, offset in part by lower average yields on certificates of deposit, despite higher average balances. The increase for the nine months ended December 31, 2025 compared to same period prior year is related to increased average balances and higher yields on interest checking and money market accounts.

The average rate on interest checking accounts increased 32 basis points and 16 basis points for the three and nine months ended December 31, 2025, respectively, while the average balance increased $44.5 million and $22.6 million compared to the same periods in the prior year. Certificates of deposit experienced a decrease in average rates of 39 basis points and 32 basis points, while the average balances increased $10.9 million and $22.2 million for the three and nine months ended December 31, 2025, respectively, compared to the same periods the prior year.

Interest expense on borrowings decreased $583,000 and $1.9 million for the three and nine months ended December 31, 2025, respectively, compared to the same periods in the prior year, primarily due to lower average balances and rates on FHLB advances.  The average balance of FHLB advances was $53.7 million and $75.7 million for the three and nine months ended December 31, 2025, respectively, compared to $90.4 million and $105.5 million for the same periods in the prior year. The average rate on FHLB advances declined to 4.25% and 4.50% for the three and nine months ended December 31, 2025, respectively, compared to 4.83% and 5.32% for the same periods the prior year.

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

	Three Months Ended December 31,
	2025			2024
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$803,354	$10,786	5.33%	$787,361	$9,914	5.00%
Non-mortgage loans	277,206	3,539	5.07	265,981	3,287	4.90
Total net loans (1)	1,080,560	14,325	5.26	1,053,342	13,201	4.97

Investment securities (2)	318,295	1,422	1.77	364,172	1,674	1.82
Interest-earning deposits in other banks	14,613	141	3.83	12,758	147	4.57
Other earning assets	4,157	100	9.54	5,858	125	8.47
Total interest-earning assets	1,417,625	15,988	4.47	1,436,130	15,147	4.18

Non-interest-earning assets:
Office properties and equipment, net	22,658			24,010
Other non-interest-earning assets	68,458			65,967
Total assets	$1,508,741			$1,526,107

Interest-bearing liabilities:
Regular savings accounts	$156,547	59	0.15	$169,854	38	0.09
Interest checking accounts	303,212	964	1.26	258,714	611	0.94
Money market accounts	227,023	1,162	2.03	233,826	1,134	1.92
Certificates of deposit	248,166	2,183	3.49	237,278	2,318	3.88
Total interest-bearing deposits	934,948	4,368	1.85	899,672	4,101	1.81

Junior subordinated debentures	27,143	443	6.48	27,056	501	7.35
FHLB advances	53,728	575	4.25	90,410	1,100	4.83
Other interest-bearing liabilities	2,053	37	7.15	2,127	37	6.90
Total interest-bearing liabilities	1,017,872	5,423	2.11	1,019,265	5,739	2.23

Non-interest-bearing liabilities:
Non-interest-bearing deposits	312,734			332,778
Other liabilities	13,639			13,532
Total liabilities	1,344,245			1,365,575
Shareholders’ equity	164,496			160,532
Total liabilities and shareholders’ equity	$1,508,741			$1,526,107
Net interest income		$10,565			$9,408
Interest rate spread			2.36%			1.95%
Net interest margin			2.96%			2.60%

Ratio of average interest-earning assets to average interest-bearing liabilities			139.27%			140.90%

Tax equivalent adjustment (3)		$20			$20

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

	Nine Months Ended December 31,
	2025			2024
		Interest			Interest
	Average	and		Average	and
	Balance	Dividend	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$794,052	$30,919	5.17%	$781,388	$28,458	4.83%
Non-mortgage loans	274,016	10,425	5.05	261,886	9,478	4.80
Total net loans (1)	1,068,068	41,344	5.14	1,043,274	37,936	4.83

Investment securities (2)	328,148	4,655	1.88	377,900	5,692	2.00
Interest-earning deposits in other banks	14,152	432	4.05	12,122	456	4.99
Other earning assets	5,144	345	8.90	6,538	446	9.05
Total interest-earning assets	1,415,512	46,776	4.39	1,439,834	44,530	4.10

Non-interest-earning assets:
Office properties and equipment, net	22,949			23,022
Other non-interest-earning assets	66,579			64,760
Total assets	$1,505,040			$1,527,616

Interest-bearing liabilities:
Regular savings accounts	$159,683	164	0.14	$176,244	90	0.07
Interest checking accounts	284,711	2,565	1.20	262,083	2,051	1.04
Money market accounts	227,161	3,474	2.03	220,277	3,023	1.82
Certificates of deposit	239,347	6,299	3.49	217,098	6,239	3.81
Total interest-bearing deposits	910,902	12,502	1.82	875,702	11,403	1.73

Junior subordinated debentures	27,122	1,368	6.69	27,035	1,570	7.71
FHLB advances	75,659	2,566	4.50	105,523	4,228	5.32
Other interest-bearing liabilities	2,088	112	7.12	2,159	116	7.13
Total interest-bearing liabilities	1,015,771	16,548	2.16	1,010,419	17,317	2.27

Non-interest-bearing liabilities:
Non-interest-bearing deposits	312,822			344,741
Other liabilities	13,276			14,277
Total liabilities	1,341,869			1,369,437
Shareholders’ equity	163,171			158,179
Total liabilities and shareholders’ equity	$1,505,040			$1,527,616
Net interest income		$30,228			$27,213
Interest rate spread			2.23%			1.83%
Net interest margin			2.83%			2.51%

Ratio of average interest-earning assets to average interest-bearing liabilities			139.35%			142.50%

Tax equivalent adjustment (3)		$61			$62
(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025 vs 2024			2025 vs 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$206	$666	$872	$461	$2,000	$2,461
Non-mortgage loans	138	114	252	446	501	947
Investment securities (1)	(207)	(45)	(252)	(712)	(324)	(1,036)
Interest-earning deposits in other banks	20	(26)	(6)	69	(93)	(24)
Other earning assets	(39)	14	(25)	(94)	(7)	(101)
Total interest income	118	723	841	170	2,077	2,247

Interest Expense:
Regular savings accounts	(3)	24	21	(10)	84	74
Interest checking accounts	118	235	353	185	329	514
Money market accounts	(34)	62	28	96	355	451
Certificates of deposit	103	(238)	(135)	608	(548)	60
Junior subordinated debentures	2	(60)	(58)	5	(207)	(202)
FHLB advances	(405)	(120)	(525)	(1,076)	(586)	(1,662)
Other interest-bearing liabilities	(1)	1	—	(4)	—	(4)
Total interest expense	(220)	(96)	(316)	(196)	(573)	(769)
Net interest income	$338	$819	$1,157	$366	$2,650	$3,016

(1)	Interest is presented on a fully tax-equivalent basis.

Provision for Credit Losses. The Company recorded a provision for credit losses of $100,000 for the three and nine months ended December 31, 2025, compared to no provision for credit losses for the three months ended December 31, 2024 and a $100,000 provision expense for the nine months ended December 31, 2024. The provision for credit losses recorded during the three months ended December 31, 2025, was primarily due to growth  in the loan portfolio and provisioning related to a recent charge-off. The absence of a provision for credit losses during the three months ended December 31, 2024 reflected management’s assumptions related to the economic forecast at that time. Expected credit loss estimates consider a number of qualitative and quantitative factors, including borrower-specific information, changes in risk ratings, projected delinquency trends, and the impact of economic conditions on borrowers’ ability to repay.

Net charge-offs totaled $246,000 for the three months ended December 31, 2025 and $193,000 for the nine months ended December 31, 2025, compared to net charge-offs of $114,000 for the three months and $112,000 for the nine months ended December 31, 2024. Recoveries totaled $2,000 for the three months and $56,000 for the nine months ended December 31, 2025, compared to $2,000 and $5,000 for the three and nine months ended December 31, 2024, respectively.

While management believes the estimates and assumptions used in determining the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not prove to be incorrect, or that future provisions will not exceed historical levels. Any increase in the ACL could have a material adverse effect on our financial condition and results of operations. Further deterioration in national or local economic conditions, such as those driven by inflation, recession, or slowed economic growth, could result in a material increase in the ACL. In addition, the ACL is subject to periodic regulatory review, and adjustments required by regulators could have a material adverse effect on the Company’s financial condition and results of operations.

Nonperforming loans were $1.1 million at December 31, 2025, compared to $155,000 at March 31, 2025.  The ratio of the ACL for loans to nonperforming loans exceeded 1,300% at December 31, 2025 compared to 9,900% at March 31, 2025.

See “Asset Quality” above for additional information related to asset quality that management considers in determining the appropriate level of the ACL.

Non-Interest Income. Non-interest income increased $163,000 and $221,000 to $3.5 million and $10.8 million for the three and nine months ended December 31, 2025, respectively, compared to $3.3 million and $10.5 million for the same periods in the prior year. The increase for the three and nine months ended December 31, 2025, compared to the prior year was primarily due to increases of $142,000 and $230,000 in asset management fee income resulted from growth in total assets under management by the Trust Company. In addition, income from fees and service charges increased by $105,000 and $250,000 for the three and nine months ended December 31, 2025, respectively, compared to the same periods in the prior year primarily due to higher non-sufficient fund charges and increases in brokered loan fee income. Other non-interest income decreased for the three and nine months ended December 31, 2025, compared to the same periods in the prior year by $90,000 and $287,000, respectively. The decrease in other non-interest income for the nine months ended December 31, 2025, is largely attributable to a $500,000 legal expense recovery related to a settled litigation matter recorded in the prior year, partially offset by a $294,000 employee retention credit in the current year.

Non-Interest Expense. Non-interest expense increased $1.1 million and $3.3 million to $12.2 million and $36.2 million for the three and nine months ended December 31, 2025, respectively, compared to $11.2 million and $32.8 million for the same periods in the prior year. Salaries and employee benefits increased $920,000 and $2.6 million for the three and nine months ended December 31, 2025, respectively, compared to the same periods in the prior year due to increases in compensation expenses and employee benefits. These increases were primarily due to strategic investments in the Company’s leadership structure and growth initiatives. Data processing expenses increased $113,000 and $174,000 for the three and nine months ended December 31, 2025, respectively, compared to the same periods the prior year primarily due to the implementation of a new wire processing system and continued investment in the Company’s technology to support its growth initiatives. Other non-interest expenses also increased by $84,000 and $813,000 for the three and nine months ended December 31, 2025, compared to the same periods the prior year, primarily due to a one-time business and occupation tax accrual in September 2025 of $242,000, a decrease in fraud recoveries, and additional provision for credit losses related to unfunded commitments. Occupancy and depreciation expense remained flat for the three months ended December 31, 2025 and decreased $86,000 for the nine months ended December 31, 2025, compared to the same period in the prior year due to lower rent expenses as a result of the purchase of the Orchards branch location. Other changes in non-interest expense were decreases of $62,000 and $169,000 in marketing and $16,000 and $40,000 in professional fees for the three and nine months ended December 31, 2025, respectively, compared to the same periods in the prior year.

Income Taxes. The provision for income taxes was $363,000 and $981,000 for the three and nine months ended December 31, 2025, respectively, compared to $343,000 and $1.0 million for the same periods in the prior year. The decrease for the nine months ended December 31, 2025, reflects lower pre-tax income. The Company’s effective tax rate was 20.9% and 21.0% for the three and nine months ended December 31, 2025, respectively compared to 21.8% and 21.4% for the same periods in 2024. At December 31, 2025, management concluded that a valuation allowance related to the Company’s deferred tax asset was not necessary. Management’s conclusion that no valuation allowance was necessary was based on the Company’s historical earnings performance, expectations of future taxable income, and the reversal patterns of existing temporary differences. At December 31, 2025, the net deferred tax asset totaled $7.6 million, compared to $8.6 million at March 31, 2025.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in the market risk disclosures contained in the 2025 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2025 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended December 31, 2025, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2025.

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
October 1, 2025 - October 31, 2025	173,219	$5.28	173,219	$274,359
November 1, 2025 - November 30, 2025	54,384	5.40	54,384	—
December 1, 2025 - December 31, 2025	—	—	—	—
Total	227,603	$5.31	227,603	$—

On April 29, 2025, the Company’s Board of Director adopted a stock repurchase program (the “April 2025 repurchase program”), authorizing the Company to purchase up to $2.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The Company completed the April 2025 repurchase program on November 17, 2025, repurchasing a total of 383,950 shares at an average price of $5.26 per share for a total cost of $2.0 million. All shares repurchased under the April 2025 repurchase program were retired as settled.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None
(b)	None

(c)	Trading Plans. During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Common Stock of the Registrant (1)
4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
10.1	Form of Employment Agreement between the Company and the Bank and Nicole Sherman (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and Nicole Sherman (4)
10.3	Form of Employment Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.4	Form of Change in Control Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.5	Form of Employment Agreement between the Company and Evan Sowers (5)
10.6	Form of Change in Control Agreement between the Company and Evan Sowers (5)
10.7	Employee Stock Ownership Plan (6)
10.8	Deferred Compensation Plan (7)
10.9	2017 Equity Incentive Plan (8)
10.10	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.11	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.12	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.13	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2024 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.
(8)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099) and incorporated herein by reference.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Nicole Sherman	By:	/S/ David Lam
	Nicole Sherman		David Lam
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 13, 2026	Date:	February 13, 2026