Form 10-K
period 2026-03-31
RIVERVIEW BANCORP INC
filed 2026-06-12
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2026

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant’s Common Stock as quoted on the Nasdaq Global Select Market System under the symbol “RVSB” on September 30, 2025 was $112,380,691 (20,927,503 shares at $5.37 per share). As of June 12, 2026, there were 20,284,946 shares issued and outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (Part III), which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

References in this document to “Riverview” refer to Riverview Bancorp, Inc. and references to the “Bank” refer to Riverview Bank. References to “we,” “our,” “us,” or the “Company” refer to Riverview and its consolidated subsidiaries, including the Bank, unless the context indicates otherwise.

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-K, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements, including, but not limited to:

●	Adverse economic conditions in our local markets or other markets where we have lending relationships.
●	Changes in employment levels, labor shortages, persistent inflation, recessionary pressures, or slowing economic growth.
●	Changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”).
●	The impact of inflation and related monetary and fiscal policy responses.
●	Effect of a federal government shutdown, debt ceiling standoff, or other fiscal uncertainty.
●	Bank failures or adverse developments at other banks, and any governmental or societal responses.
●	Credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses and provision for credit losses.
●	Changes in the general interest rates, short and long-term interest rate differentials, deposit interest rates, our net interest margin and funding sources.
●	Fluctuations in loan demand, unsold homes, land and property values and secondary market conditions for loans.
●	The ability to adapt to rapid technological changes, including advancements related to artificial intelligence, (“AI”), digital banking platforms, and cybersecurity.
●	Risks associated with the use of AI in credit underwriting, customer service, and operations, including model error, algorithmic bias, regulatory scrutiny under fair lending laws, and reliance on third-party AI providers.
●	Results of examinations by regulatory authorities and potential requirements to increase credit loss allowances, write-down assets, reclassify assets, change our regulatory or capital position or affect our liquidity and earnings.
●	Legislative or regulatory changes, including but not limited to changes in capital requirements, banking regulation, tax laws, or consumer protection laws.
●	Our ability to attract and retain deposits and manage operating costs and expenses.
●	Use of estimates in determining the fair value of assets, which may prove incorrect.
●	Staffing fluctuations in response to product demand or corporate strategy implementation.
●	Vulnerabilities in information systems or third-party service providers, including disruptions, breaches or attacks.
●	Retention of key senior management members.
●	Costs and effects of litigation.
●	Expectations regarding key growth initiatives and strategic priorities.
●	Future goodwill impairment.
●	Increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position, loan and deposit products;
●	Changes in consumer spending, borrowing and savings habits.
●	Resource availability to address changes in laws, rules, or regulations or to respond to regulatory actions.
●	Our ability to pay dividends on common stock.
●	Quality and composition of our securities portfolio and adverse changes in securities markets.
●	Inability of key third-party providers to fulfill obligations.
●	Changes in accounting policies and practices.
●	Geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the effects of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, commodity prices, or economic activity.
●	Effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events.
●	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information or to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2027 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s consolidated financial condition and consolidated results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc., a Washington corporation, is the bank holding company of Riverview Bank. At March 31, 2026, the Company had total assets of $1.46 billion, total deposits of $1.25 billion and total shareholders’ equity of $145.6 million. The Company’s executive offices are located in Vancouver, Washington. The Bank has two subsidiaries, Riverview Trust Company (the “Trust Company”) and Riverview Services, Inc. (“Riverview Services”). The Trust Company is a trust and financial services company located in downtown Vancouver, Washington, and provides full-service brokerage activities, trust and asset management services. Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust.

Substantially all of the Company’s business is conducted through the Bank, which until April 28, 2021, was a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank converted from a federally chartered savings bank to a Washington state-chartered commercial bank on April 28, 2021. As a Washington state-chartered commercial bank, the Bank’s regulators are the Washington State Department of Financial Institution, Divisions of Banks (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits. The Bank’s deposits are insured up to applicable limits by the FDIC. The Federal Reserve remains the primary federal regulator for the Company. In connection with the Bank’s charter conversion, the Company converted from a Savings and Loan Holding Company to a Bank Holding Company. The Bank is also a member of the Federal Home Loan Bank of Des Moines (“FHLB”) which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”).

As a progressive, community-oriented financial services company, the Company emphasizes local, personalized service to residents and businesses within its primary market area. The Company considers Clark, Klickitat and Skamania counties in Washington, and Multnomah, Washington and Marion counties in Oregon, to comprise its primary market area. The Company is engaged primarily in attracting deposits from the general public and using such funds within its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $1.08 billion at March 31, 2026, compared to $1.05 billion at March 31, 2025.

The Company’s strategic plan focuses on five key priorities: employer of choice, profitable growth, digital experience, data empowerment and client experience.

-	Employer of choice: Riverview’s vision is “to be the preferred place to bank and work in the Pacific Northwest.” The Company focuses on recruiting, developing, and retaining talent across all areas of the organization.
-	Profitable growth: The Company seeks to achieve sustainable, well-managed growth that enhances long-term financial performance and competitive position by increasing revenues, deepening existing client relationships, attracting new clients, and maintaining disciplined expense management and prudent risk-management practices.
-	Digital experience: The Company seeks to provide seamless, intuitive and secure digital banking capabilities designed to enhance client engagement through personalized services, convenient access to banking solutions and efficient transaction processing.
-	Data empowerment: The Company utilizes data analytics to support informed decision-making, improve operational efficiencies and enhance client experiences through greater insight into client needs and market trends.
-	Client experience: The Company focuses on delivering consistent, personalized and high-quality service across all client interactions in order to strengthen relationships and build trust within the communities it serves.

The Company targets commercial banking clients within its primary market area for loan originations and deposit growth, including businesses, professionals and wealth-building individuals. In pursuit of these objectives, the Company seeks to grow its loan portfolio in a manner consistent with its strategic plan, asset/liability management objectives and regulatory capital requirements. This strategy includes growing and maintaining a significant concentration of business banking, commercial business and commercial real estate loans, which generally carry adjustable rates, higher yields and shorter terms, as well as greater credit risk, than traditional fixed-rate real estate one-to-four family loans.

The Company’s strategic plan also emphasizes growth in non-interest income, including asset management fees generated through the Trust Company and deposit-related service charges. The strategic plan is intended to enhance earnings, reduce interest rate risk and provide a broader range of financial services to clients and the local communities the Company serves. The Company believes it is positioned to attract new clients and increase market share through its network of 17 branch locations, including 10 branches in Clark County, three branches in the Portland metropolitan area and three lending centers.

Market Area

The Company conducts operations from its home office in Vancouver, Washington, and through a network of 17 branch offices serving communities throughout southwest Washington and northwest Oregon. The Company’s branch network includes offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Ridgefield and Vancouver, Washington, as well as Portland, Gresham, Tualatin and Aumsville, Oregon. Six of the Company’s branch offices are located in Vancouver, Washington. In addition, the Trust Company operates offices in downtown Vancouver, Washington and Lake Oswego, Oregon, providing brokerage, trust and asset management services. The Bank’s Business and Professional Banking Division operates two commercial lending offices in Vancouver and one in Portland and provides commercial and business banking services throughout the Company’s market area.

The Company’s primary market area consists principally of Clark County, Washington and the broader Portland-Vancouver-Hillsboro Metropolitan Statistical Area (“MSA”), which spans portions of southwest Washington and northwest Oregon. The Portland-Vancouver MSA is among the larger metropolitan markets in the Pacific Northwest and supports a diverse regional economy driven by technology, healthcare, manufacturing, professional services, transportation and trade. Management believes the region’s diversified employment base, population growth and ongoing commercial development have historically supported demand for commercial banking services, and commercial real estate,  multi-family lending and small business lending.

Clark County, Washington, which includes the City of Vancouver, has experienced population growth over the past decade, due in part to migration trends within the greater Portland metropolitan region. The Company believes the area has benefited from Washington’s tax structure, relative housing affordability compared to portions of the Portland metropolitan area, and continued commercial development activity. Population growth and business formation within Clark County have contributed to increased demand for commercial real estate, owner-occupied business properties, multifamily housing and commercial banking services, which collectively comprise significant portions of the Company’s lending activities.

Vancouver is located immediately north of Portland, Oregon along the Columbia River and serves as a regional economic center for southwest Washington.  The Vancouver-Clark County market includes employees operating in a broad range of industries, including technology, healthcare, manufacturing, logistics and professional services. Major employers and businesses located within the broader market area include: Sharp Microelectronics, ZoomInfo, Hewlett Packard, Georgia-Pacific, Underwriters Laboratories, TSMC Washington, Barrett Business Services, PeaceHealth and Banfield Pet Hospital, among others. The broader Portland metropolitan area includes additional major employers such as Adidas North America, Nike, Intel, Columbia Sportswear and Precision Castparts. Management believes the presence of these employers has contributed to the regional economic activity, commercial development and demand for banking services within the Company’s market area.

The Company also serves smaller communities in Skamania and Klickitat Counties in Washington through branch offices located in Stevenson, White Salmon and Goldendale. These markets have economic characteristics distinct from the urban core of the Portland-Vancouver metropolitan area and are more dependent upon agriculture, timber, tourism, outdoor recreation and small business activity. Lending activities within these communities are generally concentrated in small business lending, residential real estate and owner-occupied commercial properties. The Columbia River Gorge National Scenic Area contributes to tourism and service-sector employment throughout portions of this region.

Lending Activities

General.  At March 31, 2026, the Company’s net loans receivable totaled $1.08 billion, or 73.6% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in clients, referrals and existing clients. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan. Our current loan policy generally limits the maximum amount of loans we can make to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $34.8 million, at March 31, 2026. At this date, the Bank’s largest lending relationship with one borrower was $27.2 million, which consisted of a multi-family loan of $16.4 million and a commercial real estate loan of $10.7 million, both of which were performing in accordance with their original payment terms at March 31, 2026.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At March 31,
	2026		2025
	Amount	Percent	Amount	Percent
Commercial and construction:
Commercial business	$219,846	20.12%	$232,935	21.92%
Commercial real estate	611,634	55.99	592,185	55.74
Land	9,143	0.84	4,610	0.43
Multi-family	103,614	9.48	91,451	8.61
Real estate construction	24,040	2.20	29,182	2.75
Total commercial and construction	968,277	88.63	950,363	89.45
Consumer:
Real estate one-to-four family	96,698	8.85	97,683	9.19
Other installment	27,509	2.52	14,414	1.36
Total consumer	124,207	11.37	112,097	10.55
Total loans	1,092,484	100.00%	1,062,460	100.00%
Less:
Allowance for credit losses ("ACL")	15,248		15,374
Total loans receivable, net	$1,077,236		$1,047,086

Loan Portfolio Composition. The following tables set forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands):

	Commercial Business	Commercial Real Estate Mortgage	Real Estate Construction	Commercial and Construction Total
March 31, 2026

Commercial business	$219,846	$—	$—	$219,846
Commercial construction	—	—	13,619	13,619
Office buildings	—	115,462	—	115,462
Warehouse/industrial	—	118,292	—	118,292
Retail/shopping centers/strip malls	—	90,388	—	90,388
Assisted living facilities	—	343	—	343
Single purpose facilities	—	287,149	—	287,149
Land	—	9,143	—	9,143
Multi-family	—	103,614	—	103,614
One-to-four family construction	—	—	10,421	10,421
Total	$219,846	$724,391	$24,040	$968,277

March 31, 2025

Commercial business	$232,935	$—	$—	$232,935
Commercial construction	—	—	18,368	18,368
Office buildings	—	110,949	—	110,949
Warehouse/industrial	—	114,926	—	114,926
Retail/shopping centers/strip malls	—	88,815	—	88,815
Assisted living facilities	—	358	—	358
Single purpose facilities	—	277,137	—	277,137
Land	—	4,610	—	4,610
Multi-family	—	91,451	—	91,451
One-to-four family construction	—	—	10,814	10,814
Total	$232,935	$688,246	$29,182	$950,363

Commercial Business Lending. At March 31, 2026, the commercial business loan portfolio totaled $219.8 million, or 20.1% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial business lending typically involves risks that are different from those associated with residential and commercial real estate lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Additionally, the borrower’s cash flow may be unpredictable and collateral securing these loans may fluctuate in value. At March 31, 2026, the Company had four commercial business loans totaling $645,000 on non-accrual status compared to one commercial business loan for $37,000 at March 31, 2025.

Commercial Real Estate Mortgage Lending. The Company originates real estate mortgage loans secured by office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively “commercial real estate” or “CRE”) and land and multi-family loans primarily located in its market area. At March 31, 2026, the commercial real estate and multi-family real estate loan portfolios totaled $611.6 million and $103.6 million, or 56.0% and 9.5% of total loans, respectively. At March 31, 2026, owner occupied properties accounted for 25.6% and non-owner occupied properties accounted for 74.4% of the Company’s commercial real estate loans.

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

At March 31, 2026, the Company had four commercial real estate loans totaling $7.1 million on non-accrual status compared to two commercial real estate loans totaling $88,000 at March 31, 2025. The increase was driven by one hospitality borrower-specific circumstance rather than any broader weakness in that loan category.  The Company is actively monitoring this relationship and working with the borrower to address performance issues. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Risks Related to Our Lending Activities – Commercial and multi-family real estate lending involves higher risks than one-to-four family real estate and other consumer lending, which exposes us to increased lending risks.”

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

At March 31, 2026, land loans totaled $9.1 million, or 0.8% of total loans, compared to $4.6 million, or 0.4% of total loans at March 31, 2025. The largest land loan had an outstanding balance at March 31, 2026 of $3.5 million and was performing according to its original payment terms. At March 31, 2026, all of the land loans were secured by properties located in Washington and Oregon. At March 31, 2026 and 2025, the Company had no land loans on non-accrual status.

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

The composition of the Company’s construction loan portfolio, including undisbursed funds, was as follows at the dates indicated (dollars in thousands):

	At March 31,
	2026		2025
	Amount (1)	Percent	Amount (1)	Percent

Speculative construction	$13,073	34.17%	$13,206	28.87%
Commercial/multi-family construction	23,921	62.51	27,703	60.57
Custom/presold construction	1,271	3.32	4,829	10.56
Total	$38,265	100.00%	$45,738	100.00%

(1) Includes undisbursed funds of $14.2 million and $16.6 million at March 31, 2026 and 2025, respectively.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. A home buyer may be identified during or after the construction period, creating the risk that the builder will be required to service the loan and fund property taxes and other carrying costs on the completed home for a significant period after the completion of construction until a home buyer is identified. The largest speculative construction loan at March 31, 2026 was a $1.9 million loan to finance the construction of 22 single-family townhomes, secured by property located within the Company’s market area. The average balance of loans in the speculative construction portfolio at March 31, 2026 was $579,000. At both March 31, 2026 and 2025, the Company had no speculative construction loans on non-accrual status.

Presold construction loans are made to homebuilders who, at origination, have a signed contract with a homebuyer who has a commitment for permanent financing for the finished home from the Company or another lender. These loans are generally originated with a term of 12 months. At March 31, 2026 and 2025, presold construction loans totaled $1.3 million and $4.8 million, respectively.

The composition of land and speculative/presold construction loans by geographical area is as follows at the dates indicated (in thousands):

	Northwest	Other	Southwest	Other
	Oregon	Oregon	Washington	Washington	Total
March 31, 2026

Land	$345	$599	$8,199	$—	$9,143

Speculative and presold construction	—	—	9,322	1,099	10,421
Total	$345	$599	$17,521	$1,099	$19,564

	Northwest	Southwest	Other
	Oregon	Washington	Washington	Total
March 31, 2025

Land	$615	$3,677	$318	$4,610
Speculative and presold construction	—	7,343	3,471	10,814
Total	$615	$11,020	$3,789	$15,424

Custom construction loans are made directly to homeowners, unlike speculative and presold construction loans, which are made to homebuilders. Construction/permanent loans are originated to the homeowner and include a commitment by the Company to originate a permanent mortgage loan upon completion of construction to repay the construction loan. The construction phase of a construction/permanent loan generally lasts six to nine months. Upon completion of construction, the Company may originate either a fixed-rate or adjustable-rate mortgage (“ARM”) loan, or may utilize its mortgage brokerage capabilities to arrange permanent financing for the client with another lender. For ARM loans, interest rates adjust on the first scheduled adjustment date. See “Mortgage Brokerage” and “Mortgage Loan Servicing” below for additional information. At March 31, 2026, the Company had no construction/permanent loans.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2026, commercial construction loans totaled $13.6 million, or 56.7% of total real estate construction loans, and 1.2% of total loans. Borrowers may be the business owner/occupier of the building who intend to operate their business from the completed property, as well as non-owner developers. Repayment of these loans is typically expected from the sale or refinancing of the project upon completion of construction. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2026, the largest commercial construction loan had a balance of $6.6 million and was performing according to its original repayment terms. The average balance of loans in the commercial construction portfolio at March 31, 2026 was $2.3 million. At both March 31, 2026 and 2025, the Company had no commercial construction loans on non-accrual status.

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

The Company intends to continue proactively managing its construction loan portfolio in fiscal year 2027, while selectively originating new construction loans to qualified borrowers.

Consumer Lending. Consumer loans totaled $124.2 million at March 31, 2026. Real estate one-to-four family loans totaled $96.7 million of consumer loans and consisted of $72.0 million of one-to-four family residential mortgage loans, $24.4 million of home equity lines of credit, and $335,000 of land loans to consumers for the future construction of one-to-four family homes. The remainder of consumer lending consisted of other installment loans totaling $27.5 million, which include other secured and unsecured consumer loans.

The majority of the Company’s one-to-four family residential real estate loans are located within its primary market area. Underwriting standards generally require that such loans be owner- occupied and that originated loan amounts not exceed 80% of the lesser of the appraised value or cost of the underlying collateral (95% when private mortgage insurance is obtained). Loan terms typically range from 15 to 30 years. At March 31, 2026, the Company had one residential real estate loan totaling $7,000 on non-accrual status, compared to one residential real estate loan totaling $30,000 at March 31, 2025. The Company no longer originates real estate one-to-four family loans.

The Company also originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account-secured loans. At both March 31, 2026 and 2025, the Company had no installment loans on non-accrual status.

Installment consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In these cases, we face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans.

Loan Maturity. The following table sets forth certain information at March 31, 2026 regarding the dollar amount of loans maturing in the loan portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments or stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees (in thousands):

	In One	After One	After Five
	Year	Year Through	Years Through	After
	or Less	Five Years	15 Years	15 Years	Total
Commercial and construction:
Commercial business	$8,130	$33,581	$88,247	$89,888	$219,846
Commercial real estate	37,023	232,285	341,927	399	611,634
Land	(4)	8,189	958	—	9,143
Multi-family	1,359	14,258	85,042	2,955	103,614
Real estate construction	8,064	2,357	13,619	—	24,040
Total commercial and construction	54,572	290,670	529,793	93,242	968,277
Consumer:
Real estate one-to-four family	3	494	4,333	91,868	96,698
Other installment	99	2,773	24,519	118	27,509
Total consumer	102	3,267	28,852	91,986	124,207
Total loans	$54,674	$293,937	$558,645	$185,228	$1,092,484

The following table sets forth the dollar amount of loans due after one year from March 31, 2026, which have fixed and adjustable interest rates (in thousands):

		Adjustable
	Fixed Rate	Rate	Total

Commercial and construction:
Commercial business	$114,245	$97,471	$211,716
Commercial real estate	298,377	276,234	574,611
Land	3,810	5,337	9,147
Multi-family	57,929	44,326	102,255
Real estate construction	468	15,508	15,976
Total commercial and construction	474,829	438,876	913,705
Consumer:
Real estate one-to-four family	70,370	26,325	96,695
Other installment	26,945	465	27,410
Total consumer	97,315	26,790	124,105
Total loans	$572,144	$465,666	$1,037,810

Loan Commitments. The Company issues commitments to originate commercial, CRE, multi-family, land, construction, home equity and other installment loans, based on its existing underwriting criteria and conditioned upon the occurrence of certain events. Commitments are typically valid for up to 45 days and are subject to the Company’s standard terms and conditions. Collateral is not required to support these commitments. At March 31, 2026, the Company had outstanding commitments to originate loans of $7.2 million compared to $5.5 million at March 31, 2025.

Mortgage Brokerage. The Company employs commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies. Loans brokered to mortgage companies are closed in the name of, and funded by, the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans previously brokered to the Company are closed on the Company’s books and the commissioned broker receives a portion of the origination fee. Beginning in fiscal year 2021, the Company transitioned to a model where it no longer originates and sells mortgage loans to the Federal Home Loan Mortgage Company (“FHLMC”) as all mortgage loan originations are instead brokered to various third-party mortgage companies. The Company does, however, continue to service its existing FHLMC portfolio. Brokered loans totaled $36.4 million and $25.1 million as of March 31, 2026 and 2025, respectively. There were no loans brokered to the Company for the fiscal years ended March 31, 2026 and 2025. Gross fees of $261,000 and $201,000, including brokered loan fees, were earned in the fiscal years ended March 31, 2026 and 2025, respectively. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates, the volume of loans and the amount of loan fees generally decrease as a result of decreased mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC. Prior to the fiscal year ended March 31, 2021, the Company typically sold its fixed-rate residential one-to-four family loans with original maturities of 15 years or more, as well as balloon mortgage loans, to the FHLMC as part of its asset/liability strategy. These loans were sold on a non-recourse basis, meaning that the FHLMC assumed the risk of loss in the event of foreclosure, and the Company retained no credit risk post-sale. Although the Company no longer sells loans to the FHLMC, it continues to service previously sold loans. In its servicing role, the Company collects borrower payments, manages escrow accounts, oversees foreclosure proceedings, and performs other servicing responsibilities. At March 31, 2026, total loans serviced for others were $53.2 million, of which $24.7 million were serviced for the FHLMC.

Nonperforming Assets. Nonperforming assets were $7.8 million or 0.53% of total assets at March 31, 2026, compared to $155,000 or 0.01% of total assets at March 31, 2025. The Company had net charge-offs totaling $1.3 million during fiscal 2026 compared to net charge-offs of $90,000 during fiscal 2025. Credit quality challenges were centered in commercial real estate which represented 93% of the Company’s nonperforming assets at March 31, 2026. The increase was driven by one hospitality borrower-specific circumstance rather than any broader weakness in that loan category. The Company is actively monitoring this relationship and working with the borrower to address performance issues.  The Company had one real estate owned property held at a zero cost basis at March 31, 2026. The Company had no other real estate owned or foreclosed assets at March 31, 2025.

Loans are generally placed on nonaccrual status when they become 90 days past due or when collectability of principal or interest is otherwise doubtful. Upon placement on nonaccrual status, interest accruals are discontinued and previously accrued but uncollectible interest is reversed against interest income. Cash receipts on nonaccrual loans are generally applied to principal.

The Company proactively manages its residential construction and land acquisition and development loan portfolios. At March 31, 2026, the Company’s residential construction and land acquisition and development loan portfolios were $10.4 million and $9.1 million, respectively, as compared to $10.8 million and $4.6 million, respectively, at March 31, 2025. At March 31, 2026 and 2025, there were no nonperforming loans in the residential construction loan portfolio or the land acquisition and development portfolio. For the years ended March 31, 2026 and 2025, there were no charge-offs or recoveries in the residential construction and land acquisition and development loan portfolios.

The following table sets forth information regarding the Company’s nonperforming loans at the dates indicated (dollars in thousands):

	March 31, 2026		March 31, 2025
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	4	$645	1	$37
Commercial real estate	4	7,112	2	88
Consumer	1	7	1	30
Total	9	$7,764	4	$155

At March 31, 2026, all of the Company’s nonperforming loans are to borrowers with properties located in Northwest Oregon and Southwest Washington. At that date, 97.1% of the Company’s nonperforming loans, totaling $7.5 million, were individually evaluated for a specific allowance of credit losses. At March 31, 2026, no specific reserves were recorded on individually evaluated nonperforming loans, as these credits were either written down to estimated collateral value, net of estimated selling costs, or supported by existing collateral values and expected cash flows. At March 31, 2026, the largest single nonperforming loan was a CRE loan with an outstanding balance of $4.3 million.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (in thousands):

	March 31, 2026	March 31, 2025

Loans accounted for on a non-accrual basis:
Commercial business	$645	$37
Commercial real estate	7,112	88
Consumer	7	30
Total nonperforming loans	7,764	155
Real estate owned (“REO”)	—	—
Total nonperforming assets	$7,764	$155

Foregone interest on non-accrual loans	$240	$16

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Northwest	Southwest
	Oregon	Washington	Total
March 31, 2026

Commercial business	$126	$519	$645
Commercial real estate	7,077	35	7,112
Consumer	—	7	7
Total nonperforming assets	$7,203	$561	$7,764

	Southwest
	Washington	Total

March 31, 2025

Commercial business	$37	$37
Commercial real estate	88	88
Consumer	30	30
Total nonperforming assets	$155	$155

At March 31, 2026 and 2025, loans delinquent 30 – 89 days were 0.60% and 0.38% of total loans, respectively. At March 31, 2026 and 2025, loans 30-89 days past due were comprised of Small Business Administration (“SBA”) government guaranteed loans (which are included in commercial business), commercial business, CRE, and consumer loans. At March 31, 2026, CRE loans 30-89 days past due were $4.1 million compared to $242,000 at March 31, 2025. Commercial business loans 30-89 days past due were $2.3 million and $3.8 million for the fiscal years ended March 31, 2026 and 2025, respectively.  At March 31, 2026, CRE loans represented the largest portion of our loan portfolio at 56.0% of total loans, followed by commercial business loans, which represented 20.1% of total loans.

In accordance with the Company’s policy guidelines, unsecured loans are generally charged off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payment in the last 90 days are charged off. In addition, loans discharged in bankruptcy proceedings are charged off. Loans under bankruptcy protection with no payments received for four consecutive months are charged off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale of the underlying collateral would result in full repayment of the outstanding loan balance. Once any other potential sources of repayment are exhausted, the impaired portion of the loan is charged-off. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed credit loss it is promptly charged off.

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

The aggregate amount of the Company’s classified loans, general loss allowances, specific loss allowances and net recoveries were as follows at the dates indicated (in thousands):

	At or For the Year
	Ended March 31,
	2026	2025

Classified loans	$12,669	$2,927
General loss allowances	15,248	15,374
Specific loss allowances	—	—
Net charge-offs (recoveries)	1,298	90

All loans on non-accrual status as of March 31, 2026 were categorized as classified loans. Classified loans at March 31, 2026 were comprised of four commercial business loans totaling $645,000, seven commercial real estate loans totaling $11.8 million, seven multi-family real estate loans totaling $205,000 and one one-to-four family real estate loan for $7,000. The net increase in classified loans during the period was primarily due to the downgrades of five commercial real estate loans totaling $9.9 million, five multi-family real estate loans totaling $151,000, one commercial business loan totaling $126,000, and one consumer loan totaling $7,000. These downgrades were offset by a charge-off of one consumer loan for $30,000, the payoff of one multi-family loan for $9,000 along with paydowns of loans totaling $392,000.

ACL. The Company maintains an ACL to provide for expected credit losses inherent in the loan portfolio consistent with accounting principles generally accepted in the United States of America (“GAAP”) guidelines. The adequacy of the ACL is evaluated quarterly to maintain levels sufficient to provide for expected credit losses existing at the balance sheet date. For additional discussion of the Company’s methodology for assessing the appropriate level of the ACL see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

The Company recorded a provision for credit losses of $1.3 million for the fiscal year ended March 31, 2026 compared to a $100,000 provision for credit loss for the fiscal year ended March 31, 2025. The provision for credit losses for the fiscal year ended March 31, 2026 was primarily due to loan growth, net charge-offs recorded during the period, and credit migration within certain commercial real estate and commercial business relationships.

At March 31, 2026, the ACL was $15.2 million, or 1.40% of total loans, compared to $15.4 million, or 1.45% of total loans at March 31, 2025. Net charge-offs totaled $1.3 million for the fiscal year ended March 31, 2026, compared to net charge-offs of $90,000 for the prior fiscal year. At March 31, 2026, the Company’s allowance for credit losses was more than sufficient to cover nonperforming loans, with a coverage ratio exceeding 196%, compared to 9,900% at the end of the prior fiscal year.

Criticized loans, which are comprised of special mention loans, decreased $6.2 million to $42.3 million at March 31, 2026 from $48.5 million at March 31, 2025. These loans represented approximately 3.87% of the Company’s total loan portfolio as of March

31, 2026, compared to 4.56% at the prior year-end. The net decrease was mainly attributable to normal loan paydowns, payoffs and the grade changes of three commercial real estate loans totaling $10.6 million, the largest of which was $5.2 million. Two of these commercial real estate loans, totaling $8.0 million, were downgraded to classified loans, related to a borrower that the Company continues to monitor closely. The criticized loan balance at March 31, 2026 also includes a $15.0 million CRE loan that was downgraded to special mention in fiscal year 2023.

Classified loans increased $9.7 million to $12.7 million at March 31, 2026 compared to $2.9 million at March 31, 2025. The increase in classified loans is mainly due to the previously mentioned downgrade of three CRE loans totaling $9.5 million to two different borrowers due to cash flow deterioration. The Company is actively monitoring these relationships and working with the borrowers to address performance issues. The increase in classified loans during fiscal 2026 reflects the migration of certain credits previously identified as special mention into substandard classification as part of the Company’s ongoing credit review process.

Management considers the ACL to be adequate at March 31, 2026 to cover expected credit losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio, and the Company believes it has established its existing ACL in accordance with GAAP. The increase in nonperforming loans, classified loans, and net charge-offs during fiscal 2026 reflects the migration of several commercial real estate and commercial business credits into lower risk rating categories during the year. These credits are primarily located within the Company’s primary market area and were downgraded based on borrower-specific cash flow deterioration and updated collateral assessments identified through the Company’s ongoing credit review process. The Company believes these changes primarily reflect credit migration within specific borrower relationships rather than broad-based deterioration across the loan portfolio. A significant portion of this migration was concentrated in the Company’s commercial real estate portfolio.

However, declines in national or local economic conditions, including a recessionary environment or continued inflationary pressures, changes in regulatory assessments, or other factors could result in a material increase in the ACL and adversely affect the Company’s financial condition and results of operations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing ACL will be sufficient, and increases to the ACL may be required if loan quality deteriorates or collateral values decline, including as a result of the factors discussed elsewhere in this report.

The following table sets forth the breakdown of the ACL by loan category as of the dates indicated (dollars in thousands):

	At March 31,
	2026			2025
		Loan Category	Allowance		Loan Category	Allowance
		as a Percent	as a Percent		as a Percent	as a Percent
		of Total	of Loan		of Total	of Loan
	Amount	Loans	Category	Amount	Loans	Category

Commercial and construction:
Commercial business	$4,587	20.12%	2.09%	$5,033	21.92%	2.16%
Commercial real estate	7,527	55.99	1.23	7,492	55.74	1.27
Land	192	0.84	2.10	83	0.43	1.80
Multi-family	468	9.48	0.45	444	8.61	0.49
Real estate construction	432	2.20	1.80	480	2.75	1.64
Consumer:
Real estate one-to-four family	1,445	8.85	1.49	1,531	9.19	1.57
Other installment	597	2.52	2.17	311	1.36	2.16
Total ACL - loans	$15,248	100.00%	1.40%	$15,374	100.00%	1.45%

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Year Ended March 31,
	2026	2025	2024

ACL as a percentage of total loans outstanding at period end	1.40%	1.45%	1.50%
ACL	$15,248	$15,374	$15,364
Total loans outstanding	1,092,484	1,062,460	1,024,013

Non-accrual loans as a percentage of total loans outstanding at period end	0.71%	0.01%	0.02%
Total non-accrual loans	$7,764	$155	$173
Total loans outstanding	1,092,484	1,062,460	1,024,013

ACL as a percentage of non-accrual loans at period end	196.39%	9,918.71%	8,880.92%
ACL	$15,248	$15,374	$15,364
Total non-accrual loans	7,764	155	173

Net charge-offs/(recoveries) during period to average loans outstanding:
Commercial business:	0.17%	—%	—%
Net charge-offs/(recoveries)	$399	$(1)	$—
Average loans receivable, net	228,257	236,981	239,433
Commercial real estate:	0.15%	0.01%	—%
Net charge-offs/(recoveries)	$911	$80	$—
Average loans receivable, net	599,082	574,876	563,023
Land:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	5,745	5,539	6,692
Multi-family:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	92,884	79,053	60,412
Real estate construction:	—%	—%	—%
Net charge-offs/(recoveries)	$—	$—	$—
Average loans receivable, net	25,011	41,036	43,864
Consumer:	0.01%	0.01%	(0.01)%
Net charge-offs/(recoveries)	$(12)	$11	$(13)
Average loans receivable, net	120,921	106,885	97,996
Total loans:	0.12%	0.01%	—%
Total net charge-offs/(recoveries)	$1,298	$90	$(13)
Total average loans receivable, net	1,071,901	1,044,370	1,011,420

Investment Activities

The Board sets the investment policy of the Company. The Company’s investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns. The policy permits investment in various types of liquid assets (generally debt and asset-backed securities) permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, “bank qualified” municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds, real estate mortgage investment conduits (“REMICS”) and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying investment securities into one of three categories: held to maturity, available for sale or trading. At March 31, 2026, no investment securities were held for trading purposes. At March 31, 2026, the Company’s investment portfolio consisted of solely debt securities and no equity securities. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

The Company primarily purchases agency securities and a combination of MBS backed by government agencies (FHLMC, Fannie Mae (“FNMA”), SBA or Ginnie Mae (“GNMA”)). FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. government, while SBA and GNMA securities are backed by the full faith and credit of the U.S. government. At March 31, 2026, the Company owned no privately issued MBS. Our REMICS are MBS issued by FHLMC, FNMA and GNMA and our CRE MBS are issued by FNMA. The Company does not believe that it has any exposure to sub-prime lending in its investment securities portfolio. See Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

In the fourth quarter of fiscal 2026, the Company reclassified its held to maturity securities portfolio to available for sale as part of a balance sheet repositioning strategy, resulting in no held to maturity securities at March 31, 2026.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated (dollars in thousands):

	At March 31,
	2026		2025
	Carrying	Percent of	Carrying	Percent of
	Value	Portfolio	Value	Portfolio

Available for sale (at estimated fair value):
Municipal securities	$30,108	19.45%	$31,019	9.62%
Agency securities	5,252	3.39	30,203	9.36
REMICs	38,156	24.65	23,490	7.28
Residential MBS	71,591	46.26	10,226	3.17
Other MBS	9,661	6.25	24,498	7.60
	154,768	100.00	119,436	37.03

Held to maturity (at amortized cost):
Municipal securities	—	—	10,296	3.19
Agency securities	—	—	42,279	13.11
REMICs	—	—	28,499	8.84
Residential MBS	—	—	101,933	31.61
Other MBS	—	—	20,072	6.22
	—	—	203,079	62.97

Total investment securities	$154,768	100.00%	$322,515	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2026 (dollars in thousands):

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Available for sale:
Municipal securities	$—	—%	$1,624	5.36%	$14,099	2.07%	$14,385	2.24%
Agency securities	—	—	2,706	1.76	2,546	2.46	—	—
REMICS	—	—	—	—	—	—	38,156	1.88
Residential MBS	9	1.92	1	3.68	—	—	71,581	2.66
Other MBS	1,142	2.40	—	—	7,618	1.70	901	4.58
Total available for sale	$1,151	2.39%	$4,331	3.03%	$24,263	2.00%	$125,023	2.38%

(1)	The weighted average yields are calculated by multiplying each amortized cost value by its yield and dividing the sum of these results by the total amortized cost values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

Management reviews investment securities quarterly to determine if an ACL is required, taking into consideration current market conditions, the extent and nature of changes in estimated fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of estimated fair value, which may be maturity, as well as other factors. There was no ACL recorded for investment securities for the years ended March 31, 2026 and 2025, respectively. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding investment securities.

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

The following table sets forth the average balances and interest rates of deposit accounts held by the Company at the dates indicated (dollars in thousands):

	Year Ended March 31,
	2026		2025		2024
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest-bearing demand	$308,606	0.00%	$337,741	0.00%	$376,694	0.00%
Interest-bearing checking	297,025	1.23	261,475	1.00	243,904	0.32
Savings accounts	158,630	0.14	175,102	0.10	217,538	0.06
Money market accounts	226,712	2.02	224,076	1.86	233,749	1.22
Certificates of deposit	240,377	3.45	221,725	3.78	157,126	2.87
Total	$1,231,350	1.36%	$1,220,119	1.26%	$1,229,011	0.67%

Deposit accounts totaled $1.3 billion at March 31, 2026 compared to $1.2 billion at March 31, 2025. The Company did not have any wholesale-brokered deposits at March 31, 2026 and 2025. The Company continues to focus on core deposits and growth generated by client relationships as opposed to obtaining deposits through the wholesale markets, although the Company continued to experience competition for client deposits within its market area during fiscal year 2026. Core branch deposits (comprised of demand, savings, interest checking accounts and certificates of deposit, excluding wholesale-brokered deposits, trust account deposits, Lawyer Trust Accounts (“IOLTA”), public funds, and internet-based deposits) at March 31, 2026 increased $18.5 million since March 31, 2025 reflecting the Company’s commitment to increasing core deposits through organic growth in client relationship. At March 31, 2026, the Company had $30.2 million, or 2.41% of total deposits, in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposits, which were gathered from clients within the Company’s primary market-area. CDARS and ICS deposits allow clients access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

At March 31, 2026 and 2025, the Company also had $11.4 million and $14.4 million, respectively, in deposits from public entities located in the States of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral. The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2026 and 2025, the Company did not have any deposits through this listing service as the Company chose not to utilize these internet-based deposits. Although the Company did not originate any internet based deposits during the fiscal year ended March 31, 2026, the Company may do so in the future consistent with its asset/liability objectives.

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

As of March 31, 2026 and 2025, approximately $354.2 million and $288.0 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The following table presents the maturity period and amount of certificates of deposit greater than $250,000 at March 31, 2026 (dollars in thousands):

Maturity Period	Amount
Three months or less	$26,954
Over three through six months	22,216
Over six through 12 months	9,721
Over 12 months	—
Total	$58,891

For more information, see also Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Borrowings. The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco (“FRB”), as needed, to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank’s commercial business loans, commercial real estate loans, one-to-four family real estate loans, and pledged securities. At March 31, 2026, the Bank had FHLB advances totaling $16.1 million and no FRB borrowings compared to $76.4 million in FHLB advances and no FRB borrowings at March 31, 2025.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the U.S.) provided certain standards related to creditworthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 45% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2026, the Bank had an available credit capacity of $679.5 million, subject to sufficient collateral and stock investment.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $225.7 million, subject to pledged collateral, as of March 31, 2026. The following table sets forth certain information concerning the Company’s borrowings for the periods indicated (dollars in thousands):

	Year Ended March 31,
	2026	2025	2024
Maximum amounts of FHLB advances outstanding at any month end	$121,700	$144,404	$180,454
Average FHLB advances outstanding	67,538	99,020	146,555
Weighted average rate on FHLB advances	4.41%	5.17%	5.40%
Average FRB borrowings outstanding	12	11	10
Weighted average rate on FRB borrowings	4.50%	5.50%	5.40%

At March 31, 2026, the Company had three wholly owned subsidiary grantor trusts totaling $27.2 million that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of the Company’s common stock. The common securities issued by the grantor trusts are held by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2026 and 2025 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information, see also Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Employees and Human Capital

As of March 31, 2026, the Company had 243 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

To attract and retain talent, we strive to create an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs. Our workforce is comprised of approximately 61% women and 39% men, with 64% of our management roles held by women and 36% by men.  The average tenure of our employees is 6.8 years. The ethnicity of our workforce was 79% White, 6% Asian, 8% Hispanic or Latinx, 3% African American or Black, 2% two or more races, 1% American Indian or Alaskan Native, and 1% Native Hawaiian or Pacific Islander. Benefit programs include quarterly or annual incentive opportunities, a Company sponsored Employee Stock Ownership Plan (“ESOP”), a Company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs including educational reimbursement opportunities.

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

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $8,000 for the fiscal year ended March 31, 2026 and total assets of $1.4 million at March 31, 2026. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

The Trust Company is an asset management company providing trust, estate planning and investment management services. The Trust Company had net income of $2.3 million for the fiscal year ended March 31, 2026 and total assets of $15.0 million at March 31, 2026. The Trust Company earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2026, total assets under management were $908.1 million. The Trust Company’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Information about our Executive Officers. The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Nicole Sherman	55	President and Chief Executive Officer
Daniel D. Cox	48	Executive Vice President and Chief Operating Officer
David Lam	49	Executive Vice President and Chief Financial Officer
Robert Benke	56	Executive Vice President and Chief Credit Officer (2)
Michael Sventek	62	Executive Vice President and Chief Lending Officer (2)
Charmaine Lightheart	50	Executive Vice President and Chief Retail and Digital Engagement Officer (2)
Evan Sowers	48	President and Chief Executive Officer of Riverview Trust Company

(1)	At March 31, 2026
(2)	Bank only

Nicole Sherman is Chief Executive Officer and President of the Company since July 2024. Ms. Sherman has more than 30 years of executive banking experience, including more than 20 years in Washington. Her banking career includes leadership roles as Executive Vice President, Director of Retail Banking and Digital Integration at Columbia Bank for 10 years, and Executive Vice President, Chief Banking Officer at AmericanWest Bank for seven years. She began her career at Zions Bank, where she spent 15 years in senior leadership roles. Ms. Sherman has led 11 successful mergers and acquisitions and serves on the boards of the Greater Vancouver Chamber and the Oregon Bankers Association. She holds a Bachelor of Science in Business Administration and was the first female instructor at the Pacific Coast Banking Graduate School (PCBS) at the University of Washington, Foster School of Business where she has served on faculty since 2003.

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

Michael Sventek is Executive Vice President and Chief Lending Officer of the Bank, a position he has held since March 2023. Mr. Sventek has over 30 years of experience in community banking. Prior to joining the Bank, he served as Commercial Banking Market Director for Umpqua Bank from April 2021 to March 2023,and prior to that as Commercial Banking President for BBVA USA. Throughout his career, Mr. Sventek has held senior commercial banking and lending leadership roles at community and regional financial institutions. Mr. Sventek holds a Bachelor of Science in Computer Science Engineering from Northern Arizona University and is a graduate of the PCBS.

Charmaine Lightheart is Executive Vice President and Chief Retail and Digital Engagement Officer of the Bank. Mrs. Lightheart has over 20 years of leadership experience in the banking industry, having progressed through branch management, treasury management, regional management and director-level roles. Prior to her current appointment, she served in senior leadership positions at First Independent Bank, Sterling Bank, and Heritage Bank, and most recently as Senior Vice President and Director of Retail Services at the Bank. Mrs. Lightheart holds a Master of Business Administration and is a graduate of the PCBS.

Evan Sowers is President and Chief Executive Officer of the Trust Company, a wholly-owned subsidiary of the Bank, a position he has held since joining the Trust Company in 2022. Prior to joining the Company, Mr. Sowers spent 22 years in trust and investment management, most recently serving as Managing Director of Private Banking and Wealth Management for a regional trust company in the Midwest, where he held regional leadership responsibilities. Mr. Sowers holds a Master of Business Administration with concentrations in Finance, Accounting, and Investment Banking from Washington University in St. Louis and a Bachelor of Arts from the University of Missouri.

REGULATION

General.

As a Washington state-chartered commercial bank, the Bank’s regulators are the WDFI and the FDIC. The Company is a Bank Holding Company and the Federal Reserve is its primary federal regulator.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. Effective July 1, 2026, the federal banking agencies lowered the CBLR requirement from 9% to 8% Tier 1 capital to total average assets. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a four- quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio greater than 7% requires the institution to comply with the generally applicable capital requirements. The Bank has not elected to use the CBLR framework as of March 31, 2026.

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

In order to be considered well-capitalized under the prompt corrective action regulations described below, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%, and the Bank must not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of March 31, 2026, the Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. For a complete description of the Bank’s required and actual capital levels on March 31, 2026, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB Des Moines, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Loans or advances are made to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business – “Deposit Activities and Other Sources of Funds – Borrowings.” As a member, the Bank is required to purchase and maintain stock in the FHLB. At March 31, 2026, the Bank held $1.6 million in FHLB stock, which is comprised of $906,000 of membership stock and $725,000 of activity stock from borrowing activities. At March 31, 2026, the Bank is in compliance with FHLB stock requirements. During the fiscal year ended March 31, 2026, the Bank redeemed $2,300 of FHLB membership stock at par due to the decrease in the Bank’s consolidated assets at December 31, 2025 as compared to December 31, 2024.

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

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund (“DIF”) of the FDIC. As the insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is their average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 2.5 to 32 basis points subject to certain adjustments for institutions based on size, risk classification and other factors. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

A significant increase in insurance premiums or a special assessment levied by the FDIC could likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what changes in insurance assessment rates may be made in the future. For the fiscal year ended March 31, 2026, the Bank’s FDIC deposit insurance premiums totaled $671,000.

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

Transactions with Affiliates. Riverview and the Bank are separate and distinct legal entities. The Bank is an affiliate of Riverview and federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of a bank’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of a bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to a bank as transactions with non-affiliates.

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which require the applicable federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the Bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the Bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. The Bank received a “satisfactory” rating during its most recent CRA examination.

Dividends. The amount of dividends payable by the Bank to Riverview depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. Under Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the WDFI. In addition, dividends may not be declared or paid if the Bank is on default in payment of any assessments due to the FDIC. Dividends on the Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the WDFI.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. At March 31, 2026, the Bank was not required to maintain any reserve balances.

The Bank is authorized to borrow from the Federal Reserve Bank of San Francisco’s “discount window.” An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At March 31, 2026, the Bank had no outstanding borrowings from the Federal Reserve.

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

Digital Assets and Emerging Technologies. Federal banking regulators, including the FDIC, have issued guidance addressing banking organizations’ potential involvement in digital asset and other emerging technology–related activities. Such guidance generally permits institutions to engage in permissible activities involving digital assets, provided that associated risks are appropriately identified and managed. The Bank does not currently engage in material digital asset–related activities.

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

Further, global geopolitical tensions, including international conflicts, sanctions, trade disputes, and tariffs, are disrupting and may continue to disrupt key industries within our market, such as manufacturing, agriculture, and transportation. Federal tariffs and related trade policies have increased costs and created economic uncertainty for Oregon and Washington businesses, with certain companies facing higher import costs across a wide range of goods and potential adverse impacts in industries, many of which are represented in our loan portfolio. These developments have led to increased costs, reduced business investment, supply chain delays, and reduced demand for credit, adversely affecting our borrowers and, by extension, our asset quality and loan growth. Additionally, geopolitical instability may heighten cybersecurity threats, including from state-sponsored actors, increasing operational risk and reputational exposure.

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

A significant portion of the loans in our portfolio is secured by real estate. A downturn in local economic conditions could have a greater impact on our earnings and capital compared to larger financial institutions with more geographically diversified real estate loan portfolios.

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

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Elevated U.S. tariffs on imported goods have exacerbated inflationary pressures by increasing the cost of goods and materials for businesses and consumers. Persistent inflationary pressures, including those associated with tariffs and supply chain disruptions, may contribute to a prolonged elevated interest rate environment, which may delay anticipated rate reductions and prolong pressure on net interest margins for community banks. The interplay between persistent goods inflation and the Federal Reserve’s constrained ability to ease monetary policy creates an uncertain environment that is difficult to plan around, particularly for a community bank whose borrowers are concentrated in trade-sensitive industries. This may particularly affect small to medium-sized businesses, as they are less able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, our business clients may experience increased financial strain, reducing their ability to repay loans and adversely impacting our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature, and as a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. However, interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services, creating additional uncertainty in the economic environment.

Risks Related to our Lending Activities

Our real estate construction loans are based upon estimates of costs and the value of the completed project, and as with land loans may be more difficult to liquidate, if necessary.

We make construction and land loans primarily to builders to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans regardless of whether the property used as collateral is under a sales contract. At March 31, 2026, real estate construction and land loans totaled $33.2 million, or 3.0% of our total loan portfolio, and were comprised of $10.4 million of speculative and presold construction loans, $9.1 million of land loans and $13.6 million of commercial/multi-family construction loans.

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

Loans on land under development or raw land held for future construction, including lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to develop, sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. There were no non-performing real estate construction and land loans at March 31, 2026. A material increase in non-performing real estate construction and land loans could have a material adverse effect on our financial condition and results of operation.

Commercial and multi-family real estate lending involves higher risks than real estate one-to-four family and other consumer lending, which exposes us to increased lending risks.

Our current business strategy includes an emphasis on commercial and multi-family real estate lending. This type of lending activity, while potentially more profitable than one-to-four family lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At March 31, 2026, we had $715.2 million of commercial and multi-family real estate loans, representing 65.5% of our total loan portfolio.

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

The commercial real estate market continues to face significant structural and cyclical pressures.  The shift to hybrid and remote work arrangements has become an enduring feature of the office market rather than a transitional condition, resulting in elevated vacancy rates and declining property values in many office submarkets. At the same time, a substantial volume of commercial real estate loans industry-wide are maturing in the current environment of elevated interest rates, creating widespread refinancing pressure. Borrowers unable to refinance at acceptable terms may face increased risk of default, which could adversely affect the performance of our commercial real estate portfolio. Federal banking regulators have heightened oversight of institutions with significant commercial real estate concentrations, and have indicated they will continue to scrutinize underwriting practices, stress testing, and capital adequacy at banks with elevated concentrations. Failures in our risk management policies and controls could lead to higher delinquencies and losses, adversely affecting our business, financial condition, and results of operations.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At March 31, 2026, $96.7 million, or 8.9% of our total loan portfolio, consisted of real estate one-to-four family loans and home equity loans. We primarily base our lending decisions on the borrower’s repayment capacity and the collateral securing these loans, particularly with first-lien real estate one-to-four family loans. However, home equity lines of credit pose greater risks, especially those secured by a second mortgage, as the likelihood of full loan recovery in the event of default diminishes. Our ability to foreclose  on  such loans  depends upon  the property’s value which must cover both the primary mortgage and foreclosure costs.

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

At March 31, 2026, commercial business loans totaled $219.8 million, or 20.1% of total loans. These loans are primarily extended based on the borrower’s cash flow, with collateral provided by the borrower, serving as a secondary consideration. However, the predictability of the borrower’s cash flow can vary, and the value of collateral securing these loans may fluctuate. Collateral for commercial business loans typically includes equipment, inventory, accounts receivable, or other business assets. For loans secured by accounts receivable, the availability of funds for repayment relies heavily on the borrower’s ability to collect from its clients. Additionally, the value of other collateral, such as equipment, may depreciate over time, and could be challenging to appraise or liquidate, varying based on the nature of the business. Consequently, the availability of funds for loan repayment is significantly contingent on the success of the borrower’s business, which is often influenced by broader economic conditions and, to a lesser extent, the value of provided collateral.

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

Bank regulatory agencies also periodically review our ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination. If charge-offs in future periods exceed the ACL, we may need additional provisions to increase the ACL. Any increases in the ACL will reduce net income and may have a material adverse effect on our financial condition, results of operations, liquidity and capital.

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

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many financial institutions, we attempt to increase our proportion of deposits that are non-interest bearing or pay a relatively low rate of interest. However, attracting such deposits has been challenging with the current interest rate environment. At March 31, 2026, we had $293.5 million in non-interest bearing demand deposits and $245.0 million in certificates of deposit that mature within one year. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the value of our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. At March 31, 2026, we recorded a $19.4 million accumulated other comprehensive loss, which is reflected as a reduction to stockholders’ equity.

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

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 350% of total risk-based capital at March 31, 2026. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

The effects of climate change continue to raise significant concerns about the state of the environment. However, changes in federal regulatory priorities and policies have shifted emphasis on climate change initiatives and environmental regulations. These developments may include changes in federal participation in international climate initiatives and modifications to regulatory expectations applicable to businesses, including financial institutions. Legislative and regulatory proposals relating to climate change may be modified, delayed, or implemented inconsistently across jurisdictions, increasing compliance uncertainty and operational complexity.

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

Despite ongoing efforts to enhance our information technology systems and provide employee awareness training, cyber threats remain pervasive, particularly in the financial services industry. Federal banking regulators have expanded their supervisory focus on cybersecurity to include threats from foreign state-sponsored actors and geopolitical adversaries, reflecting an elevated and evolving threat environment. AI -enabled attacks, including sophisticated phishing, deepfakes, and social engineering campaigns targeting financial institutions, continue to evolve in frequency and sophistication. Additionally, federal and state regulatory requirements relating to cybersecurity incident response, client notification obligations, and third-party risk management continue to evolve and may impose additional operational, compliance, and reporting obligations on financial institutions. Failure to comply with these requirements could result in regulatory penalties and reputational damage. We must continuously monitor and fortify our networks and infrastructure to prevent, detect, and address unauthorized access, misuses, computer viruses, and other security risks. While we have not experienced significant breaches, some of our clients may have been affected by third-party breaches, potentially increasing their risks of identity theft and fraud involving their accounts with us.

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

Our current and future uses of AI and other emerging technologies may create additional risks.

The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance, and client trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations, or discriminatory outcomes in lending or client service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive client information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making. AI also introduces a new attack surface: adversaries are increasingly using AI to generate more convincing phishing messages, synthetic voice and video content (deepfakes), and other tools designed to deceive bank employees or clients. These AI-enabled threats are of particular concern for community banks, which may have fewer dedicated cybersecurity resources than larger institutions. Moreover, our use of AI tools and models supplied by third-party vendors does not reduce our regulatory responsibility for the outcomes those tools produce, and we remain accountable for safe and sound operations regardless of the source of a technology failure or compliance gap.

AI systems may also produce inaccurate, misleading, or biased outputs, sometimes referred to as “hallucinations,” which could adversely affect client interactions, underwriting decisions, fraud detection, compliance processes, or other operational functions if not properly identified and mitigated. In addition, the use of third-party AI tools may create risks relating to data governance, confidentiality, intellectual property ownership, and reliance on vendors whose systems and controls are outside of our direct oversight.

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

Mitigating these risks requires a robust governance framework, regularly testing and auditing of AI models, and strong human oversight. Investments in cybersecurity, data privacy protections, and employee training are critical to managing these risks. The regulatory landscape governing AI in financial services remains fragmented. There is currently no comprehensive federal AI governance framework, and numerous states, including Oregon and Washington, have introduced or are actively considering AI-related legislation that could impose additional compliance obligations. We must monitor developments across multiple jurisdictions and adapt our AI governance practices accordingly, which may increase our compliance costs and operational complexity.

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

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities on acceptable terms could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” of this Form 10-K.

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

Changes in Laws, Regulations and Public Expectations Relating to Diversity, Equity and Inclusion (“DEI”) and Environmental, Social and Governance (“ESG”) Matters May Adversely Impact Our Reputation, Compliance Costs, and Business Operations.

In recent periods, federal and state governmental authorities have revised or proposed changes to laws, regulations, executive orders, and enforcement priorities relating to DEI and ESG matters, including policies affecting federal contractors and regulated financial institutions. These evolving regulatory expectations may increase legal, compliance, operational, and reputational risks for financial institutions.

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

In designing our Information Security Program, we refer to established industry frameworks - in particular, the Federal Financial Institutions Examination Council (FFIEC) and guidance and best practices from the Cyber Risk Institute (CRI). The FFIEC framework offers a set of guidelines to help financial institutions effectively manage and mitigate cybersecurity risks. The framework focuses on ensuring the confidentiality, integrity, and availability of sensitive information and systems. NIST is part of the U.S. Department of Commerce and among other initiatives, develops cybersecurity standards, guidelines, and other resources to meet the needs of U.S. industry, federal agencies and the broader public. Activities range from producing specific information that organizations can put into practice immediately to longer-term research that anticipates advances in technologies and future challenges. The Company utilizes these frameworks to assist with the design of our Information Security Program, including risk mitigation controls and processes. While we believe our information security program is well-designed and appropriate for our organization, the sophistication of cyber threats continues to increase and no matter how well designed or implemented the Company's controls are, it may not be able to anticipate all cyber security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may affect the Company's business strategy, results of operations or financial condition, please refer to Item 1A. Risk Factors - Risks Related to Cybersecurity, Data and Fraud.

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

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street. The Company’s operational center is also located in Vancouver, Washington. Both offices are leased. At March 31, 2026, the Bank operated ten offices located in Clark County, Washington (two of which are leased), two offices in Klickitat County, Washington and one office in Skamania County, Washington. The Bank also has two offices in Multnomah County, Oregon, one leased office in Washington County, Oregon and one office in Marion County, Oregon. In addition, at March 31, 2026, the Trust Company had one office located within the Company’s leased executive offices and one leased office in Clackamas County, Oregon. In the opinion of management, all properties are adequately covered by insurance, are in good repair, and are appropriately designed and utilized for their present and future use.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “RVSB.” At June 05, 2026, there were approximately 494 stockholders of record and an estimated 5,956 holders in nominee or “street name” through various brokerage firms.

Dividends

Riverview has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors including required payments on our trust preferred securities.  During fiscal 2026, our Board of Directors declared regular quarterly dividends of $0.02 per share.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods.  Dividends on common stock from Riverview depend substantially upon receipt of dividends from the Bank, which is Riverview’s predominant source of income. Management’s projections show an expectation that cash dividends will continue for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth the Company’s repurchases of its outstanding common stock for the quarter ended March 31, 2026:

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
January 1, 2026 - January 31, 2026	—	$—	—	$4,000,000
February 1, 2026 - February 28, 2026	52,975	5.39	52,975	3,714,207
March 1, 2026 - March 31, 2026	77,084	5.33	77,084	3,303,074
Total	130,059	$5.36	130,059	$—

On January 28, 2026, the Company’s Board of Directors announced the adoption of a stock repurchase program (the “January 2026 repurchase program”), authorizing the Company to purchase up to $4.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The repurchase program will continue until the earlier of the completion of the repurchase or 12 months after the effective date, depending on market conditions.

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

The Company has identified policies that due to the significant level of judgement, estimation and assumptions inherent in those policies are critical to an understanding of the Company’s consolidated financial statements. These policies include our accounting policies related to the methodology for the determination of the ACL, fair value accounting and measurement, and goodwill valuation. The following is a discussion of the critical accounting estimates involved with those accounting policies.

Allowance for Credit Losses

The ACL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded ACL. The provision for credit losses reflects the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of the adequacy of collectively and individually evaluated loan components. Determining the amount of the ACL involves a high degree of judgment. Among the material estimates required to establish the ACL are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows for loans that are individually evaluated; determination of loss factors to be applied to the various elements of the portfolio; and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. All of these estimates are susceptible to significant change. Based on the analysis of the ACL, the amount of the ACL is increased by the provision for credit losses and decreased by a recapture of credit losses and are charged against current period earnings.

The ACL is maintained at a level sufficient to provide for expected credit losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio. The ACL is comprised of a general component and a specific component. The general component establishes a reserve rate using historical life-of-loan default rates, current loan portfolio information, economic forecasts, and business cycle data. Statistical analysis determines life-of-loan default and loss rates for the quantitative component, while qualitative factors adjust expected loss rates for current and forecasted conditions. The qualitative factor methodology involves a blend of quantitative analysis and management judgment, reviewed quarterly. The specific component relates to loans that have been individually evaluated because all contractual amounts of principal and interest will not be paid as scheduled. Based on the individual analysis, an individual reserve may be established. The ACL is based upon factors and trends identified by us at the time financial statements are prepared. Although we use the best information available, future adjustments to the ACL may be necessary due to economic, operating, regulatory and other conditions beyond our control. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. For additional information see Item 1A. “Risk Factors – Risk Related to Our Lending Activities - Our ACL may prove to be insufficient to absorb losses in our loan portfolio. Future additions to our ACL, as well as charge-offs in excess of reserves, will reduce our earnings,” in this Form 10-K.

Fair Value Accounting and Measurement

We use fair value measurements to record certain financial assets and liabilities at their estimated fair value. A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgement utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgement utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgement utilized in measuring fair value. Determining the fair value of financial instruments with unobservable inputs requires a significant amount of judgement. For more information regarding fair value accounting, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Goodwill Valuation

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company has two reporting units, the Bank and the Trust Company, for purposes of evaluating goodwill for impairment. All of the Company’s goodwill has been allocated to the Bank reporting unit. The Company performs an annual review in the third quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the carrying value, goodwill at the reporting unit level is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit is greater than its fair value, the amount of impairment loss is measured as the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

The Company performed its annual goodwill impairment test as of October 31, 2025. The goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach, the whole bank transaction approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 8.8%, a net interest margin that approximated 3.8% and a return on assets that ranged from 0.60% to 1.32% (average of 1.02%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 14.26% utilized for our cash flow estimates and a terminal value estimated at 1.6 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk-free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The whole bank transaction approach estimates fair value by applying key financial variables in transactions involving acquisitions of similar institutions. In applying the whole bank transaction approach method, the Company identified transactions that occurred during the calendar 2025 and other relevant published data utilizing a multiple of 1.36 times price to book value. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected four publicly traded comparable institutions. After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.0 times book value and a market multiple of 1.1 times tangible book value, due to comparable bank volatility and its belief that earnings multiples do not give meaningful results. The Company calculated a fair value of its reporting unit of $141.0 million using the corporate value approach, $199.2 million using the income approach, $250.0 million using the whole bank transaction approach and $232.0 million using the market approach, with a final concluded value of $218.0 million, with ten percent weight given to the corporate value approach and thirty percent weight given to the whole bank transaction, market approach and income approach. The results of the Company’s test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill exists.

The Company also completed a qualitative assessment of goodwill as of March 31, 2026, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Accordingly, no goodwill impairment was recognized. However, future impairment charges could occur if adverse events or changes in circumstances arise, including, but not limited to: (i) a sustained decline in the Company’s stock price or that of peer institutions, (ii) revenue declines beyond current forecasts, or (iii) significant adverse changes in the operating environment for the financial industry.

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

Operating Strategy and Selected Financial Information

Fiscal year 2026 marked the 102nd anniversary for Riverview Bank, which opened for business in 1923. Our primary business strategy is to provide comprehensive banking and related financial services within our primary market area. The Company’s goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular, commercial real estate and commercial business loans), increasing core deposit balances, managing problem assets, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Execution of our Business Plan. The Company remains focused on expanding its loan portfolio, particularly higher-yielding commercial and construction loans, and growing its core deposit base by deepening client relationships throughout its primary market areas. While residential real estate lending was historically a primary focus, the Company has diversified its loan portfolio in recent years through the strategic growth of its commercial and construction loan portfolios. In fiscal year 2021, the Company ceased originating one-to-four family residential real estate loans but continues to purchase such loans consistent with its asset/liability management objectives. At March 31, 2026, commercial and construction loans represented 88.6% of total loans. Commercial lending, including CRE, generally involves greater credit risk than residential lending. However, these risks are often compensated by higher interest margins and fee income, contributing to enhanced loan portfolio profitability. To support its growth and profitability objectives, the Company is committed to a relationship-based banking model designed to strengthen client loyalty, identify new lending opportunities, and improve client-level profitability through cross-selling deposit, treasury management, and other banking services. The Company continues to build its core deposit base by offering competitive products, enhancing digital banking capabilities, and prioritizing high-quality client service. Additionally, the Company seeks to expand its banking franchise through de novo branch development, selective acquisitions of branches or loan portfolios, and whole bank transactions that align with its strategic and financial goals.

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

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its clients more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in client use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and new deposit products. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each client’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $908.1 million and $877.9 million at March 31, 2026 and March 31, 2025, respectively. The Company also offers a third-party identity theft product to its clients. The identity theft product assists our clients in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers a variety of deposit products, including personal checking, savings, and money market accounts, which generally represent lower-cost and more stable sources of funding compared to certificates of deposit. These core deposits are less sensitive to interest rate fluctuations and play a key role in supporting the Company’s funding and liquidity strategy. To strengthen its funding base, the Company continues to prioritize the growth of core deposits over higher-cost funding sources, such as brokered deposits, FHLB advances, and FRB borrowings. This approach supports loan growth while helping to manage interest expense and reduce reliance on more volatile wholesale funding sources.  A key element of this strategy is enhancing and deepening client relationships. The Company believes its continued focus on relationship banking will support the expansion of both core deposits and locally sourced retail certificates of deposit. In particular, the Company seeks to increase demand deposits by building business banking relationships, supported by a suite of expanded product offerings tailored to meet the specific needs of its business clients. To further encourage growth in lower-cost deposits, the Company has invested in technology-based solutions designed to improve the client experience and support cash management needs. These include personal financial management tools, business cash management services, and remote deposit capture products, which allow the Company to effectively compete with financial institutions of all sizes. As of March 31, 2026, core branch deposits increased $25.2 million compared to March 31, 2025, reflecting the Company’s concentrated efforts to retain and grow deposits in light of the strong competition within its market area. Core branch deposits accounted for 98.4% of total deposits at March 31, 2026 compared to 98.1% at March 31, 2025.

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

Selected Financial Data: The following financial condition data as of March 31, 2026 and 2025 and operating data and key financial ratios for the fiscal years ended March 31, 2026, 2025, and 2024 have been derived from the Company’s audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included in this Form 10-K.

	At March 31,
	2026	2025

	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$1,463,809	$1,513,323
Loans receivable, net	1,077,236	1,047,086
Investment securities available for sale	154,768	119,436
Investment securities held to maturity	—	203,079
Cash and cash equivalents	116,866	29,414
Deposits	1,254,185	1,232,328
FHLB advances	16,100	76,400
Shareholders’ equity	145,636	160,014

	Year Ended March 31,
	2026	2025	2024

	(Dollars in thousands, except per share data)
OPERATING DATA:

Interest and dividend income	$62,008	$58,962	$56,555
Interest expense	21,660	22,618	18,469
Net interest income	40,348	36,344	38,086
Provision for credit losses	1,255	100	—
Net interest income after provision for credit losses	39,093	36,244	38,086
Other non-interest income	2,736	14,256	10,242
Non-interest expense	47,663	44,262	43,727
(Loss) income before income taxes	(5,834)	6,238	4,601
(Benefit) provision for income taxes	(1,493)	1,335	802
Net (loss) income	$(4,341)	$4,903	$3,799

(Loss) earnings per share:
Basic	$(0.21)	$0.23	$0.18
Diluted	(0.21)	0.23	0.18
Dividends per share	0.08	0.08	0.24

	At or For the Years Ended March 31,
	2026	2025	2024
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	(0.29)%	0.32%	0.24%
Return on average equity	(2.65)	3.09	2.43
Dividend payout ratio (1)	(38.10)	34.78	133.33
Interest rate spread	2.27	1.88	2.00
Net interest margin	2.86	2.54	2.56
Non-interest expense to average assets	3.17	2.91	2.78
Efficiency ratio (2)	110.63	87.47	90.48
Average equity to average assets	10.87	10.43	9.91

Asset Quality Ratios:
Allowance for credit losses to total loans at end of period	1.40	1.45	1.50
Allowance for credit losses to nonperforming loans	196.39	9,918.71	8,631.46
Net charge-offs (recoveries) to average outstanding loans during the period	0.12	0.01	—

Ratio of nonperforming assets to total assets	0.53	0.01	0.01
Ratio of nonperforming loans to total loans	0.71	0.01	0.02

Capital Ratios:
Total capital to risk-weighted assets	15.62	16.48	16.32
Tier 1 capital to risk-weighted assets	14.37	15.23	15.06
Common equity tier 1 capital to risk-weighted assets	14.37	15.23	15.06
Leverage ratio	10.60	11.10	10.29

(1)	Dividends per share divided by diluted earnings per share.
(2)	Non-interest expense divided by the sum of net interest income and non-interest income.

Comparison of Financial Condition at March 31, 2026 and 2025

Cash and cash equivalents, including interest-earning deposits in other banks, totaled $116.9 million at March 31, 2026 compared to $29.4 million at March 31, 2025. The  increase reflects the proceeds received from the sale of investment securities during the fourth quarter of fiscal year 2026 that had not yet been fully redeployed into loans or investment securities as of year-end. Pending redeployment, these funds are invested in interest-earning deposits and other short-term instruments. The Company intends to deploy these funds into loans and investment securities in accordance with its asset/liability management objectives as market conditions and loan demand warrant. The Company's cash balances typically fluctuate based upon funding needs, deposit activity and investment securities activity.

Investment securities totaled $154.8 million and $322.5 million at March 31, 2026 and 2025, respectively. The decrease was primarily due to investment securities sales of $149.3 million in the fourth quarter of fiscal year 2026 in addition to normal pay downs, calls and maturities, partially offset by purchases of investment securities totaling $25.5 million. The sale of investment securities, while resulting in a pre-tax loss of $11.4 million, was undertaken to reposition the portfolio away from lower-yielding securities and improve the ongoing yield of the investment portfolio. Management estimates the economic loss will be recovered through improved portfolio earnings within approximately 3.5 years, although actual results will depend on market conditions and the yield at which proceeds are redeployed, and there can be no assurance that this estimate will prove accurate.  The Company did not make any purchases of investment securities during fiscal 2025, instead prioritizing deployment of available funds into its loan portfolio. For additional information on the Company’s investment securities, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans receivable, net, totaled $1.08 billion at March 31, 2026, compared to $1.05 billion at March 31, 2025, an increase of $30.2 million. The increase was primarily attributable to increases in commercial real estate loans of $19.4 million, other installment loans of $13.1 million, multi-family loans of $12.2 million and land loans of $4.5 million. These increases were partially offset by a decrease in commercial business loans of $13.1 million and real estate construction loans of $5.1 million.

The Company no longer funds one-to-four family mortgage loans but may occasionally purchase such loans consistent with its asset/liability objectives. Additionally, the Company purchases loans originated by third parties outside the Company’s primary market area to supplement originations and diversify the portfolio. Purchased loans totaled $43.6 million at March 31, 2026 compared to $35.3 million at March 31, 2025, an increase of $8.3 million. This increase was primarily attributable to consumer loan purchases totaling $21.1 million, partially offset by normal paydowns and payoffs. The Company also purchases the guaranteed portion of SBA loans to help portfolio diversification, supplement originations and generate higher yields than overnight cash or other short-term investments. These SBA loans are originated by other financial institutions outside the Company’s primary market area and are purchased with servicing retained by the seller. At March 31, 2026, the Company’s purchased SBA loan portfolio was $42.7 million compared to $47.4 million at March 31, 2025

Deposits totaled $1.25 billion at March 31, 2026 compared to $1.23 billion at March 31,2025. While overall deposit levels remained stable, there was a shift in the composition of the deposits. Increases in interest checking of $31.4 million, certificates of deposit of $21.2 million and money market accounts of $6.1 million were partially offset by decreases in non-interest checking accounts of $22.0 million and regular savings accounts of $14.8 million. The migration away from lower- or non-interest-bearing accounts toward interest checking, time deposits and money market products is consistent with industry trends, as depositors seek to optimize returns on their funds. The Company had no wholesale-brokered deposits at March 31, 2026 and 2025. Core branch deposits accounted for 98.4% of total deposits at March 31, 2026 compared to 98.1% at March 31, 2025. The Company remains focused on building and retaining core deposit relationships through targeted client engagement strategies and competitive product offerings, rather than relying on wholesale funding sources.

Accrued expenses and other liabilities increased $3.3 million to $18.1 million at March 31, 2026 compared to $14.8 million at March 31, 2025. The increase was primarily due to an increase in outstanding balance in Trust sweep funds of $3.3 million at March 31, 2026, which was subsequently disbursed the following business day.

FHLB advances decreased $60.3 million to $16.1 million at March 31, 2026 compared to $76.4 million at March 31, 2025, as the Company used excess liquidity resulting from the sale of investment securities to pay down borrowings. FHLB advances at March 31, 2026 were comprised entirely of overnight advances. In contrast, FHLB advances at March 31, 2025 were comprised of overnight advances and short-term borrowings of $51.4 million and $25.0 million, respectively. While overall FHLB borrowing declined, the Company continued to strategically utilize available FHLB advances, particularly short-term advances, to support loan originations and manage liquidity in accordance with its asset/liability objectives.

Shareholders’ equity decreased $14.4 million to $145.6 million at March 31, 2026 from $160.0 million at March 31, 2025. The decrease was mainly attributable to the increase in the accumulated other comprehensive loss related to the change in unrealized holding losses on securities, net of tax, of $6.1 million, a net loss of $4.3 million, the repurchase of 514,009 shares of common stock totaling $2.7 million, and the payment of cash dividends totaling $1.7 million.

Comparison of Operating Results for the Years Ended March 31, 2026 and 2025

Net Income (Loss). The Company reported a net loss of $4.3 million, or ($0.21) per diluted share, for the fiscal year ended March 31, 2026, compared to net income of $4.9 million, or $0.23 per diluted share, for the fiscal year ended March 31, 2025. The  net loss for the fiscal year ended March 31, 2026 was primarily due to the $11.4 million loss on sale of securities included in non-interest income, which resulted from the portfolio repositioning transaction completed in the fourth quarter of fiscal year 2026. Absent this transaction, the Company's underlying operating performance improved year over year, primarily reflecting an increase in net interest income of $4.0 million. Offsetting the improvement in net interest income were increases in non-interest expense of $3.4 million and provision for credit losses of $1.3 million. The increase in net interest income was primarily due to an increase in interest and fees on loans receivable of $4.4 million and a decrease in interest expense related to interest on borrowings of $2.4 million.

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

Net interest income for fiscal 2026 increased $4.0 million, or 11.0%, to $40.3 million compared to $36.3 million in fiscal 2025. The increase was due to an increase in interest and dividend income and a decrease in interest expense.  Net interest margin for the fiscal year ended March 31, 2026 was 2.86% compared to 2.54% for the prior fiscal year. The increase in the net interest margin was primarily attributable to both the higher average balance and yield on net loans and the decrease in the average balance and yield on FHLB advances.

Interest and Dividend Income. Interest and dividend income increased $3.0 million to $62.0 million for the fiscal year ended March 31, 2026 from $59.0 million for the fiscal year ended March 31, 2025. The increase was primarily related to the increase in interest and fees on loans receivable due to the overall increase in average balance and yield on total net loans. Interest and fees on loans receivable increased $4.4 million to $55.0 million at March 31, 2026 compared to $50.6 million at March 31, 2025. The average balance of loans receivable increased $27.5 million to $1.07 billion compared to $1.04 billion at March 31, 2025. The average yield on loans increased 28 basis points to 5.13% at March 31, 2026 compared to 4.85% at March 31, 2025.

Interest earned on investment securities decreased $1.2 million for the fiscal year ended March 31, 2026, compared to the prior fiscal year. The decrease was primarily the result of a $48.4 million decline in the average balance of investment securities to $321.6 million for fiscal year ended March 31, 2026, compared to $370.0 million for fiscal year ended March 31, 2025. This decline reflects, in part, the Company’s portfolio repositioning during the fourth quarter of fiscal 2026, which included the sale of approximately $149.3 million of lower-yielding book value investment securities. The remaining decrease in the investment portfolio resulted from normal paydowns and maturities. The average yield on investment securities was 1.87% for the fiscal year ended March 31, 2026 compared to 1.96% for the prior fiscal year.

Interest Expense. Interest expense for the fiscal year ended March 31, 2026 totaled $21.7 million, a $958,000 or 4.2% decrease from $22.6 million for the fiscal year ended March 31, 2025.

Interest expense on deposits increased $1.4 million for the fiscal year ended March 31, 2026, compared to the prior fiscal year, primarily due to higher average rates and balances on interest checking and money market accounts. The average rate paid on interest checking accounts increased 23 basis points to 1.23%, while the average balance increased $35.6 million compared to the prior fiscal year. The average rate paid on money market accounts increased 16 basis points to 2.02%, while the average balance increased $2.6 million to $226.7 million. Partially offsetting these increases, the average rate paid on certificates of deposit decreased 33 basis points to 3.45%, reflecting the repricing of higher-rate certificates at current market rates, while the average balance increased $18.7 million to $240.4 million, resulting in certificates of deposit interest expense that was essentially unchanged from the prior fiscal year. The average rate paid on all interest-bearing deposits increased eight basis points to 1.82% compared to 1.74% for the prior fiscal year.

Interest expense on borrowings decreased $2.4 million for the fiscal year ended March 31, 2026 compared to the prior fiscal year due primarily to both a decrease in the average balance of FHLB advances and lower rates on FHLB advances and junior subordinated debentures. The average balance of FHLB advances decreased $31.5 million to $67.5 million, reflecting reduced reliance on borrowings as deposit balances grew and securities sale proceeds provided additional liquidity. The average rate paid on FHLB advances decreased 76 basis points to 4.41% and the average rate paid on junior subordinated debentures decreased 93 basis points to 6.57%, both reflecting the decline in short-term market interest rates resulting from Federal Reserve rate reductions during the fiscal year.

Provision for credit losses. The Company recorded a provision for credit losses of $1.3 million for the fiscal year ended March 31, 2026 compared to $100,000 for the fiscal year ended March 31, 2025. The provision recorded in fiscal 2026 primarily reflects growth in the loan portfolio and charge-offs recognized during the fiscal year. During the fourth quarter of fiscal year 2026, nonperforming loans increased approximately $7.6 million, primarily due to an increase in non-accrual commercial real estate loans of approximately $7.1 million. These loans are collateral dependent. The increase in nonperforming loans primarily reflects the circumstances of this specific borrower rather than broader weakness in the commercial real estate loan category.  Expected credit loss estimates incorporate a variety of qualitative and quantitative factors, including borrower-specific information, changes in internal risk ratings, projected delinquencies, and the anticipated effects of economic conditions on borrowers’ ability to repay.

At March 31, 2026, the ACL totaled $15.2 million, or 1.40% of total loans, compared to $15.4 million, or 1.45% of total loans at March 31, 2025. The decline in the ACL balance reflects the $1.3 million of net charge-offs recognized during the fiscal year, partially offset by the provision recorded. The coverage ratio of ACL to nonperforming loans was 196% at March 31, 2026 compared to 9,900% at March 31, 2025, with the decline reflecting the significant increase in nonperforming loans during the fiscal year 2026 rather than any deterioration in the overall adequacy of the ACL. The Company continues to actively monitor the identified credit relationships and does not currently anticipate losses beyond amounts already reflected in the ACL.

Non-Interest Income. Non-interest income decreased $11.5 million to $2.7 million for the fiscal year ended March 31, 2026 from $14.3 million for fiscal year 2025. The decrease was attributable to the $11.4 million loss on the sale of investment securities.  Other changes in non-interest income during the fiscal year ended March 31, 2026 compared to the same prior year period include an increase in fees and service charges of $269,000 due to higher non-sufficient fund charges and increases in asset management fees of $328,000 primarily due to increases in irrevocable trust fees of $159,000 and agency fees of $122,000. Other non-interest income decreased $552,000 for fiscal year 2026 compared to the prior fiscal year, primarily due to $844,000 in litigation settlement recoveries recognized in fiscal year 2025 that did not recur in fiscal year 2026, partially offset by $294,000 employee retention credit in the current fiscal year.

Non-Interest Expense. Non-interest expense increased $3.4 million to $47.7 million for the year ended March 31, 2026 from $44.3 million for fiscal 2025. The increase was primarily due to higher salaries and employee benefits of $2.7 million, due to the expansion of our business banking teams and the filling of key positions aligned with our growth objectives. Other non-interest expense increased $792,000 compared to prior fiscal year, primarily due to a one-time business and occupation tax assessment of $248,000 and a decrease in fraud recoveries of $243,000. Data processing expense increased $280,000 for fiscal year 2026 compared to the prior fiscal year, reflecting continued investment in technology infrastructure. These increases were partially offset by a decrease in marketing expenses and professional services of $219,000 and $218,000, respectively.

Income Taxes. The Company recorded an income tax benefit of $1.5 million for the fiscal year ended March 31, 2026 compared to a provision for income taxes of $1.3 million for the fiscal year ended March 31, 2025. The tax benefit reflects the pre-tax loss of $5.8 million for fiscal year 2026, which was primarily driven by the $11.4 million pre-tax loss on the sale of investment securities.  The effective tax rate was (25.6%) for the fiscal year ended March 31, 2026, applied against a pre-tax loss, compared to an effective tax rate of 21.4% applied against pre-tax income for the fiscal year ended March 31, 2025.

The net deferred tax asset increased $3.5 million to $12.1 million at March 31, 2026, reflecting the tax effect of the current year pre-tax loss and the increase in unrealized losses in accumulated other comprehensive loss. Management evaluated the realizability of this asset and concluded that no valuation allowance was required, as it is more likely than not that the deferred tax asset will be fully realized based on projected future taxable income and available tax planning strategies. See “Note 10. Income Taxes” for further discussion of the Company’s income taxes.

Comparison of Operating Results for the Years Ended March 31, 2025 and 2024

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, previously filed with the SEC.

Average Balance Sheet. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using daily average balances during such period. Non-accruing loans were included in the average loan amounts outstanding. Loan fees, net, of $1.8 million, $1.4 million and $1.3 million were included in interest income for the years ended March 31, 2026, 2025 and 2024, respectively.

	Years Ended March 31,
	2026			2025			2024
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$797,693	$41,132	5.16%	$780,947	$37,882	4.85%	$758,809	$34,523	4.55%
Non-mortgage loans	274,208	13,885	5.06	263,423	12,739	4.84	252,611	11,508	4.56
Total net loans (1)	1,071,901	55,017	5.13	1,044,370	50,621	4.85	1,011,420	46,031	4.55

Investment securities (2)	321,616	6,027	1.87	370,027	7,260	1.96	461,055	9,315	2.02
Interest-bearing deposits in other banks	16,506	639	3.87	12,429	600	4.83	10,956	566	5.16
Other earning assets	4,779	406	8.50	6,244	563	9.02	8,571	726	8.47
Total interest-earning assets	1,414,802	62,089	4.39	1,433,070	59,044	4.12	1,492,002	56,638	3.80

Non-interest-earning assets:
Office properties and equipment, net	22,795			23,198			23,337
Other non-interest-earning assets	67,237			64,714			60,044
Total assets	$1,504,834			$1,520,982			$1,575,383

Interest-bearing liabilities:
Savings accounts	$158,630	$220	0.14%	$175,102	$170	0.10%	$217,538	$132	0.06%
Interest checking accounts	297,025	3,660	1.23	261,475	2,606	1.00	243,904	785	0.32
Money market accounts	226,712	4,569	2.02	224,076	4,162	1.86	233,749	2,860	1.22
Certificates of deposit	240,377	8,300	3.45	221,725	8,375	3.78	157,126	4,508	2.87
Total interest-bearing deposits	922,744	16,749	1.82	882,378	15,313	1.74	852,317	8,285	0.97

Junior subordinated debentures	27,132	1,783	6.57	27,045	2,029	7.50	26,959	2,109	7.82
FHLB advances	67,538	2,980	4.41	99,020	5,123	5.17	146,555	7,917	5.40
Other interest-bearing liabilities	2,074	148	7.14	2,147	153	7.13	2,211	158	7.15
Total interest-bearing liabilities	1,019,488	21,660	2.12	1,010,590	22,618	2.24	1,028,042	18,469	1.80

Non-interest-bearing liabilities:
Non-interest-bearing deposits	308,606			337,741			376,694
Other liabilities	13,139			14,081			14,510
Total liabilities	1,341,233			1,362,412			1,419,246
Shareholders’ equity	163,601			158,570			156,137
Total liabilities and shareholders’ equity	$1,504,834			$1,520,982			$1,575,383
Net interest income		$40,429			$36,426			$38,169
Interest rate spread			2.27%			1.88%			2.00%
Net interest margin			2.86%			2.54%			2.56%
Ratio of average interest-earning assets to average interest-bearing liabilities			138.78%			141.81%			145.13%
Tax-Equivalent Adjustment (3)		$81			$82			$83

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income calculated based on a combined federal and state tax rate of 24% for all three years.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025, and the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume). Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands). The changes noted in the table below include tax equivalent adjustments, and as a result, will not agree to the amounts reflected on the Company’s consolidated statements of income (loss) for the categories that have been adjusted to reflect tax equivalent income.

	Year Ended March 31,
	2026 vs 2025			2025 vs. 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total
			Increase			Total
	Volume	Rate	(Decrease)	Volume	Rate	Increase
Interest Income:
Mortgage loans	$816	$2,434	$3,250	$1,030	$2,329	$3,359
Non-mortgage loans	543	603	1,146	506	725	1,231
Investment securities (1)	(912)	(320)	(1,232)	(1,786)	(269)	(2,055)
Interest-earning deposits in other banks	173	(134)	39	72	(38)	34
Other earning assets	(126)	(31)	(157)	(207)	44	(163)
Total interest income	494	2,552	3,046	(385)	2,791	2,406

Interest Expense:
Regular savings accounts	(17)	67	50	(30)	68	38
Interest checking accounts	392	662	1,054	59	1,762	1,821
Money market accounts	49	358	407	(124)	1,426	1,302
Certificates of deposit	681	(756)	(75)	2,183	1,684	3,867
Junior subordinated debentures	7	(253)	(246)	7	(87)	(80)
FHLB advances	(1,465)	(678)	(2,143)	(2,470)	(324)	(2,794)
Other interest-bearing liabilities	(5)	—	(5)	(5)	—	(5)
Total interest expense	(358)	(600)	(958)	(380)	4,529	4,149
Net interest income	$852	$3,152	$4,004	$(5)	$(1,738)	$(1,743)

(1)	Interest on municipal securities is presented on a fully tax-equivalent basis.

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

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve: (i) originating adjustable rate loans; (ii) increasing commercial loans, consumer loans that are adjustable rate and other short-term loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than real estate one-to-four family loans; (iii) matching asset and liability maturities; and (iv) investing in short-term securities. The strategy for liabilities has been to shorten the maturities for both deposits and borrowings. The Company’s longer-term objective is to increase the proportion of non-interest-bearing demand deposits, low interest- bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce the Company’s overall cost of funds, however the deposit mix during fiscal year 2026 moved in the opposite direction as depositors sought higher-yielding products, consistent with broader industry trends.

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than real estate one-to-four family loans, and accordingly reduce the Company’s exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $494.3 million or 45.25% of total loans at March 31, 2026, as compared to $477.8 million or 44.97%  of total loans at March 31, 2025. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers’ preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed-rate loans. See Item 1. “Business - Lending Activities – Real Estate Construction “ and “- Lending Activities - Consumer Lending.”

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2026, the combined investment portfolio of $154.8 million had an average life of 7.1 years, reflecting the composition of the repositioned portfolio following the investment securities sales completed during the fourth quarter of fiscal year 2026. Adjustable rate mortgage-backed securities totaled $1.8 million at March 31, 2026 compared to $2.2 million at March 31, 2025. See Item 1. “Business – Investment Activities” for additional information.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. Deposits increased $21.9 million during the fiscal year ended March 31, 2026, providing a stable funding base. The elevated level of cash and liquid assets at March 31, 2026 reflects securities sale proceeds that had not yet been fully redeployed into loans or investment securities as of year-end. At March 31, 2026 cash and cash equivalents and available for sale investment securities totaled $271.6 million, or 18.6% of total assets. Management believes that the Company’s securities portfolio is of high quality and generally marketable. The level of liquid assets is influenced by the Company’s operating, financing, lending, and investing activities during any given period. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At March 31, 2026, the Bank had no advances from the FRB and maintained a credit facility with the FRB with available borrowing capacity of $225.7 million, subject to sufficient collateral. FHLB advances totaled $16.1 million at the same date, with additional borrowing capacity of $268.0 million, also subject to adequate collateral and stock investment. At March 31, 2026, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on the quality and risk rating of pledged loan collateral, and counterparties may adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has utilized brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2026 and 2025, the Bank had no wholesale brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for a depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $30.2 million, or 2.4% of total deposits, and $36.0 million, or 2.9% of total deposits, at March 31, 2026 and 2025, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $968.9 million, or 66.2% of total assets at March 31, 2026.

At March 31, 2026, the Company had total commitments of $131.5 million, which included commitments to extend credit of $7.2 million, unused lines of credit totaling $108.5 million, undisbursed construction loans totaling $14.2 million, and standby letters of credit totaling $1.6 million. For additional information regarding future financial commitments, see Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2026 totaled $245.0 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Partially offsetting these cash outflows are scheduled loan maturities of less than one year totaling $54.7 million at March 31, 2026.

The Company incurs capital expenditures on an ongoing basis to expand and improve its product offerings, enhance and modernize its technology infrastructure, and to introduce new technology-based products to compete effectively in its markets. The Company evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and client retention) and its expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for its services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on its current capital allocation objectives, during fiscal 2027 the Company expects cash expenditures of approximately $2.2 million for capital investment in premises and equipment.

Riverview, as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.02 per share, as approved by the Board of Directors, which management believes is a dividend rate per share which enables the Company to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during fiscal year 2027 at this rate of $0.02 per share, average total dividends paid each quarter would be approximately $411,000 based on the number of the Company’s outstanding shares at March 31, 2026. At March 31, 2026, Riverview had $3.7 million in cash to meet its liquidity needs.

Bank holding companies and federally insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At March 31, 2026, Riverview and the Bank were in compliance with all applicable capital requirements.  For additional information, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and Item 1. Business – Regulation and Supervision of the Bank.

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial condition and operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities.  Interest rate risk is the risk that changes in market interest rates will adversely affect the Company’s earnings and underlying economic value and is the primary market risk affecting the Company’s financial performance. Interest rate risk is determined by the maturity and repricing characteristics of the Company’s assets, liabilities and off-balance-sheet contracts.

The Company’s Asset/Liability Management Committee (“ALCO”) is responsible for monitoring and managing interest rate risk exposure to determine the level of risk appropriate given our operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage our interest rate risk consistent with regulatory guidelines and policies approved by the Board of Directors. The ALCO monitors interest rate sensitivity, asset and liability allocation, liquidity and capital positions, and local and national economic conditions, and seeks to structure the loan and investment portfolios and funding sources to maximize earnings within acceptable risk tolerances. The Company does not maintain a trading account for any class of financial instrument, nor does it engage in hedging activities or purchase high-risk derivative instruments. The Company is not subject to foreign currency exchange rate risk or commodity price risk.

The Company's interest rate risk simulation model measures the impact on net interest income of changes in market interest rates over 12 and 24-month horizons under several instantaneous rate change scenarios. Key assumptions in the model include cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, consumer preferences and management’s capital leverage plans. These assumptions are inherently uncertain and the model cannot precisely estimate net interest income or predict the impact of interest rate changes on net interest income. Actual results may differ significantly from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies.

The following table shows the approximate percentage change in net interest income over 12 and 24-month periods under several instantaneous interest rate change scenarios as of March 31, 2026:

	Percent change in net	Percent change in net
	interest income (12	interest income (24
Change in interest rates	months)	months)
Up 400 basis points	(13.2)%	1.4%
Up 300 basis points	(10.0)%	2.1%
Up 200 basis points	(6.8)%	2.8%
Up 100 basis points	(3.1)%	4.8%
Base case	—	—%
Down 100 basis points	1.4%	3.0%
Down 200 basis points	1.8%	(1.1)%
Down 300 basis points	2.1%	(1.4)%

As of March 31, 2026, the Company’s interest rate risk simulation model indicates that net interest income is more negatively affected by rising interest rates than positively impacted by falling rates over the near term. In a rising interest rate environment, net interest income is projected to decline over the first 12 months, as interest-bearing liabilities are expected to reprice more quickly than interest-earning assets, reflecting the significant proportion of fixed-rate loans in the portfolio. For example, a 200 basis point increase in rates is projected to reduce net interest income by 6.8% over the first 12 months. Over a 24-month horizon, however, the model projects net interest income to recover and improve across all rising rate scenarios as interest-earning assets reprice, with a 200 basis point increase projected to produce a 2.8% improvement in net interest income. In a falling interest rate environment, net interest income is projected to increase modestly over the near term as interest-bearing liabilities reprice downward more rapidly than interest-earning assets, though in steeper rate decrease scenarios over 24 months, the benefit is reduced or reversed as interest-earning assets also reprice lower.

The simulation model is subject to inherent limitations. Assets and liabilities with similar maturities or repricing characteristics may respond differently to changes in market interest rates. Some rates may change in anticipation of or lag behind market rate movements, while others, such as ARM loans, include caps and floors that limit near-term rate adjustments. Changes in interest rates may also materially alter client behavior, such as prepayment speeds on loans or early withdrawals from time deposits, which may deviate significantly from the assumptions used in the model. As such, actual results could differ materially from those projected by the model.

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Riverview Bancorp, Inc. and Subsidiary (collectively, "the Company") as of March 31, 2026, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for the year then ended, and the related notes (collectively, "the financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America (U.S.).

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Allowance for Credit Losses for Loans

Critical Audit Matter Description

As described in Notes 1 and 4 to the financial statements, the Company's allowance for credit losses for loans as of March 31, 2026 was $15,248,000 on a total loan portfolio, net of deferred fees, of $1.09 billion. The allowance for credit losses for loans reflects an estimate of lifetime expected credit losses in the loan portfolio. The measurement of expected credit losses is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the Company's loan portfolio.

We identified the Company’s estimate of the allowance for credit losses for loans as a critical audit matter. The principal considerations for our determination of the allowance for credit losses for loans as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts, and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

How the Critical Audit Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included the following, among others:

●	We obtained an understanding of the relevant controls related to management’s establishment of the qualitative factors, its assessment, review, and approval of the qualitative factors, and the data used in determining the qualitative factors.
●	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.
●	We tested the completeness and accuracy of the significant inputs into the model including the underlying data used to develop the qualitative factors and forecasts.
●	We validated the mathematical accuracy of the calculation.
●	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.
●	We performed analytical procedures to evaluate the directional consistency of changes that occurred in the allowance for credit losses for loans.
/s/ Aprio, LLP

We have served as the Company's auditor since 2015 (such date takes into account the acquisition of the attest business of Delap LLP by Aprio, LLP effective January 1, 2026).
Lake Oswego, Oregon
June 12, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Riverview Bancorp, Inc. and Subsidiary (collectively, "the Company") as of March 31, 2025, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively, "the financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America (U.S.).

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Delap LLP

We served as the Company's auditor from 2015 through 2025.

Lake Oswego, Oregon
June 12, 2025

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND 2025

(In thousands, except share and per share data)	2026	2025
ASSETS
Cash and cash equivalents (including interest earning deposits in other banks of $104,131 and $14,375)	$116,866	$29,414
Investment securities:
Available for sale, at estimated fair value	154,768	119,436
Held to maturity, at amortized cost (estimated fair value of $0 and $175,392)	—	203,079
Loans receivable (net of allowance for credit losses of $15,248 and $15,374)	1,077,236	1,047,086
Prepaid expenses and other assets	13,153	12,523
Accrued interest receivable	4,133	4,525
Federal Home Loan Bank (“FHLB”) stock, at cost	1,631	4,342
Premises and equipment, net	20,918	22,304
Financing lease right-of-use ("ROU") asset	1,048	1,125
Deferred income taxes, net	12,124	8,625
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	77	171
Bank owned life insurance ("BOLI")	34,779	33,617
TOTAL ASSETS	$1,463,809	$1,513,323

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,254,185	$1,232,328
Accrued expenses and other liabilities	18,082	14,777
Advance payments by borrowers for taxes and insurance	607	614
FHLB advances	16,100	76,400
Junior subordinated debentures	27,179	27,091
Finance lease liability	2,020	2,099
Total liabilities	1,318,173	1,353,309

COMMITMENTS AND CONTINGENCIES (See Note 16)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
March 31, 2026 – 20,564,719 shares issued and outstanding	203	208
March 31, 2025 – 20,976,200 shares issued and outstanding
Additional paid-in capital	51,112	53,392
Retained earnings	113,713	119,717
Accumulated other comprehensive loss	(19,392)	(13,303)
Total shareholders' equity	145,636	160,014
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,463,809	$1,513,323

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2026, 2025 AND 2024

(In thousands, except share and per share data)	2026	2025	2024
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$55,017	$50,621	$46,031
Interest on investment securities – taxable	5,688	6,918	8,971
Interest on investment securities – nontaxable	258	260	261
Other interest and dividends	1,045	1,163	1,292
Total interest and dividend income	62,008	58,962	56,555

INTEREST EXPENSE:
Interest on deposits	16,749	15,313	8,285
Interest on borrowings	4,911	7,305	10,184
Total interest expense	21,660	22,618	18,469
Net interest income	40,348	36,344	38,086
Provision for credit losses	1,255	100	—
Net interest income after provision for credit losses	39,093	36,244	38,086

NON-INTEREST INCOME:
Fees and service charges	6,271	6,002	6,269
Asset management fees	6,235	5,906	5,328
Loss on sales of investment securities available for sale	(11,350)	—	(2,729)
Income from BOLI	986	941	891
BOLI death benefit in excess of cash surrender value	—	261	—
Other, net	594	1,146	483
Total non-interest income, net	2,736	14,256	10,242

NON-INTEREST EXPENSE:
Salaries and employee benefits	28,816	26,099	24,204
Occupancy and depreciation	7,528	7,560	6,872
Data processing	3,228	2,948	2,782
Amortization of CDI	93	100	108
Advertising and marketing	1,059	1,278	1,276
FDIC insurance premium	671	688	708
State and local taxes	1,160	1,042	1,010
Telecommunications	202	215	211
Professional fees	1,582	1,800	1,375
Other	3,324	2,532	5,181
Total non-interest expense	47,663	44,262	43,727

(LOSS) INCOME BEFORE INCOME TAXES	(5,834)	6,238	4,601
INCOME TAX (BENEFIT) PROVISION	(1,493)	1,335	802
NET (LOSS) INCOME	$(4,341)	$4,903	$3,799

(Loss) earnings per common share:
Basic	$(0.21)	$0.23	$0.18
Diluted	(0.21)	0.23	0.18
Weighted average number of common shares outstanding:
Basic	20,839,900	21,063,467	21,137,976
Diluted	20,839,900	21,063,467	21,139,322

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2026, 2025 AND 2024

(In thousands)	2026	2025	2024

Net (loss) income	$(4,341)	$4,903	$3,799

Other comprehensive (loss) income:
Net unrealized holding (losses) gains from available for sale investment securities arising during the period, net of tax benefit (expense) of $699, ($892), and ($34), respectively	(2,213)	2,824	109

Reclassification adjustment of net loss from sales of available for sale investment securities included in net income, net of tax benefit of ($2,725), $0, and ($655), respectively	8,625	—	2,074

Net unrealized losses on securities transferred from held to maturity to available for sale, net of tax benefit of $3,948, $0, and $0, respectively.	(12,501)	—	—
Total other comprehensive (loss) income, net	(6,089)	2,824	2,183

Total comprehensive (loss) income, net	$(10,430)	$7,727	$5,982

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2026, 2025 AND 2024

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Loss	Total

Balance April 1, 2023	21,221,960	$212	$55,511	$117,826	$(18,310)	$155,239

Adjustment to retained earnings, net of tax; adoption of ASU 2016-13	—	—	—	(53)	—	(53)
Net income	—	—	—	3,799	—	3,799
Cash dividend on common stock ($0.24 per share)	—	—	—	(5,073)	—	(5,073)
Exercise of stock options	12,799	—	36	—	—	36
Common stock repurchased	(109,162)	(1)	(576)	—	—	(577)
Restricted stock grants and forfeited, net	(14,554)	—	—	—	—	—
Stock-based compensation expense	—	—	34	—	—	34
Other comprehensive income, net	—	—	—	—	2,183	2,183
Balance March 31, 2024	21,111,043	211	55,005	116,499	(16,127)	155,588

Net income	—	—	—	4,903	—	4,903
Cash dividend on common stock ($0.08 per share)	—	—	—	(1,685)	—	(1,685)
Common stock repurchased	(358,631)	(3)	(1,997)	—	—	(2,000)
Restricted stock grants and forfeited, net	223,788	—	—	—	—	—
Stock-based compensation expense	—	—	384	—	—	384
Other comprehensive income, net	—	—	—	—	2,824	2,824
Balance March 31, 2025	20,976,200	208	53,392	119,717	(13,303)	160,014

Net loss	—	—	—	(4,341)	—	(4,341)
Cash dividend on common stock ($0.08 per share)	—	—	—	(1,663)	—	(1,663)
Common stock repurchased	(514,009)	(5)	(2,711)	—	—	(2,716)
Restricted stock grants and forfeited, net	102,528	—	—	—	—	—
Stock-based compensation expense	—	—	431	—	—	431
Other comprehensive loss, net	—	—	—	—	(6,089)	(6,089)
Balance March 31, 2026	20,564,719	$203	$51,112	$113,713	$(19,392)	$145,636

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2026, 2025 AND 2024

(In thousands)	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,341)	$4,903	$3,799
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,399	3,327	2,761
Purchased loans (accretion) amortization, net	(21)	82	75
Provision for credit losses	1,255	100	—
Provision (benefit) for deferred income taxes	(1,577)	261	(165)
Stock-based compensation expense	431	384	34
Write-down of real estate owned ("REO"), net	26	—	—
Increase (decrease) in deferred loan origination fees, net of amortization	(38)	(318)	273
Net loss on sales of investment securities available for sale	11,350	—	2,729
Net gain on sales of premises and equipment	(23)	—	—
Income from BOLI	(986)	(941)	(891)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	(678)	1,092	3,234
Accrued interest receivable	392	(110)	375
Accrued expenses and other liabilities	2,853	(510)	530
Net cash provided by operating activities	12,042	8,270	12,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(3,764)	(20,115)	(6,392)
Purchases of loans receivable	(27,582)	(18,186)	(9,101)
Principal repayments on investment securities available for sale	7,413	8,021	16,056
Purchases of investment securities available for sale	(25,491)	—	—
Proceeds from calls and maturities of investment securities available for sale	—	19,230	9,016
Proceeds from sales of investment securities available for sale	137,967	—	43,486
Principal repayments on investment securities held to maturity	16,882	14,026	13,916
Proceeds from calls and maturities of investment securities held to maturity	10,840	12,000	—
Proceeds from sale of shares in trading asset - VISA stock	248	392	—
Purchases of premises and equipment and capitalized software	(789)	(2,713)	(5,612)
Redemption of certificates of deposit held for investment	—	—	249
Redemption of FHLB stock, net	2,711	585	1,940
Proceeds from sales of REO and premises and equipment	66	86	—
Proceeds from death benefit on BOLI	1,223	—	—
Purchased BOLI	(1,399)	—	—
Net cash provided by investing activities	118,325	13,326	63,558

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	21,857	649	(33,538)
Dividends paid	(1,670)	(2,533)	(5,080)
Proceeds from borrowings	756,500	612,600	605,030
Repayment of borrowings	(816,800)	(624,504)	(640,480)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(7)	33	(44)
Principal payments on finance lease liability	(79)	(69)	(61)
Proceeds from exercise of stock options	—	—	36
Repurchase of common stock	(2,716)	(2,000)	(577)
Net cash used in financing activities	(42,915)	(15,824)	(74,714)

NET INCREASE IN CASH AND CASH EQUIVALENTS	87,452	5,772	1,598
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,414	23,642	22,044
CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,866	$29,414	$23,642

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$21,172	$21,625	$17,244
Income taxes paid, net of refunds	1,187	(127)	1,866
NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$412	$419	$1,267
Transfer of loans to REO	26	—	—
Transfer of securities from held to maturity to available for sale prior to sale	174,941
Net unrealized holding (losses) gains from investment securities available for sale	(19,361)	3,716	143
Reclassification adjustment related to loss on sales of investment securities available for sale	11,350	—	2,729
Income tax effect related to other comprehensive (loss) income	4,647	(892)	(34)
Income tax effect related to loss on sales of investment securities available for sale	(2,725)	—	(655)
Operating lease ROU assets obtained in exchange for operating lease liabilities	459	—	—
Adjustment to retained earnings, net of deferred tax; - adoption of ASU 2016-13	—	—	(53)
Conversion of shares in trading asset - VISA Stock	248	392	—

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2026, 2025 and 2024

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

Business segments – The Company’s operations are managed along two operating segments, consisting of banking operations performed by the Bank and trust and investment services performed by the Trust Company. The trust and investment services segment does not meet the quantitative threshold under GAAP to be considered a reportable segment. As such, these operating segments are aggregated into a single reportable operating segment in the consolidated financial statements. The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM evaluates performance and makes decisions regarding the allocation of operating and capital based on consolidated net income (loss), as reported on the Consolidated Statements of Income (Loss). The CODM also reviews total consolidated assets, as reported on the Consolidated Balance Sheets, as a measure of segment assets.

The CODM uses consolidated net income (loss) to evaluate income generated from segment assets in making decisions about the allocation of operating and capital resources. Consolidated net income is also used by the CODM to monitor budget versus actual results and in competitive analysis by benchmarking to the Company's competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The CODM is regularly provided with significant segment expense information at a level consistent with that disclosed in the Company's Consolidated Statements of Income (Loss).

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

During the year ended March 31, 2026, the Company reclassified its held to maturity investment securities to the available for sale category. The Company then immediately sold a portion of its available for sale investment securities, resulting in an aggregate loss of $11.35 million. Unrealized gains or losses on investment securities previously classified as held to maturity and transferred to available for sale were recorded in accumulated other comprehensive income (loss), net of tax, at the time of transfer.

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

ACL on Available for Sale Debt Securities - Each reporting period, the Company assesses each available for sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on available for sale debt securities at March 31, 2026 and 2025. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

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

ACL on Held to Maturity Debt Securities – The Company separately evaluates its held to maturity debt securities for any credit losses based on probability of default and loss given default utilizing historical industry data based on investment category. The probability of default and loss given default are incorporated into the present value of expected cash flows and compared against amortized cost. The Company did not record an ACL on held to maturity debt securities at March 31, 2026 and 2025.

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

REO – REO consists of properties acquired through foreclosure and is initially recorded at the estimated fair value of the properties, less estimated costs of disposal. At the time of foreclosure, specific charge-offs are taken against the ACL based upon a detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Subsequently, the Company performs an evaluation of the properties and records a valuation allowance with an offsetting charge to REO expenses for any declines in value. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. The amounts the Company will ultimately recover and record in the accompanying consolidated financial statements from the disposition of REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for the sale of the property. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed. The Company held one real estate owned property with a zero cost basis at March 31, 2026.  The Company had no other real estate owned or foreclosed assets at March 31, 2025. At March 31, 2026, there were no mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process.

Federal Home Loan Bank Stock – The Bank, as a member of the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain a minimum investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances. The Company’s investment in FHLB stock is carried at cost, which approximates fair value. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption value is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the client base of the FHLB, and (4) the liquidity position of the FHLB. The Company determined there was no impairment on the FHLB stock investment at March 31, 2026 and 2025.

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

The Company records its originated MSRs at fair value in accordance with GAAP, which requires the Company to allocate the total cost of all mortgage loans sold between loans sold with MSRs retained and loans with MSRs released, based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including the coupon interest rate and the contractual maturity of the mortgage. The Company is amortizing the MSRs in proportion to and over the period of estimated net servicing income. MSRs were fully amortized at March 31, 2026 and 2025.

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

CDI represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of a business combination. CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. At both March 31, 2026 and 2025, gross CDI was $1.4 million. At March 31, 2026 and 2025, accumulated amortization was $1.3 million and $1.2 million respectively. The amortization expense for CDI in the fiscal year ending March 31, 2027 is estimated to be $77,000.

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

Trust Assets – Assets held by the Trust Company in a fiduciary or agency capacity for trust clients are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $908.1 million were held in trust as of March 31, 2026 compared to $877.9 million as of March 31, 2025.

Earnings (Loss) Per Share – GAAP requires all companies whose capital structure includes dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented. The Company’s basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration of any dilutive items. Nonvested shares of restricted stock are included in the computation of basic earnings (loss) per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. The Company’s diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after considering the weighted average diluted effect of the Company’s stock options.

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

Accounting Pronouncements Recently Issued or Adopted –

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income tax paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as additional information for reconciling items that meet a quantitative threshold. The amendment requires on an annual basis a reconciliation broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU on a prospective basis. This ASU only impacted the Company’s income tax disclosures and consequently, the adoption of this ASU did not have a material impact on the Company’s business operations or consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The amendments in this ASU expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company does not expect this standard to have a material effect on its business operations or consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this ASU result in a comprehensive list of interim disclosures that are required by GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The new standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company does not expect this standard to have a material effect on its business operations or consolidated financial statements.

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

2.    RESTRICTED ASSETS

In March 2020, the Federal Reserve reduced reserve requirement ratios to zero percent for all depository institutions. As a result, the Bank is not subject to minimum reserve balance requirements with the Federal Reserve Bank of San Francisco and was not required to maintain any such reserve balances as of March 31, 2026 and 2025.

3.    INVESTMENT SECURITIES

The Company did not hold any held to maturity securities at March 31, 2026. In the fourth quarter of fiscal year 2026, the Company completed a balance sheet optimization by selling securities with a book value of $149.3 million at a pre-tax loss of $11.35 million.

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2026
Available for sale:
Municipal securities	$37,106	$10	$(7,008)	$30,108
Agency securities	5,975	—	(723)	5,252
Real estate mortgage investment conduits (1)	45,206	—	(7,050)	38,156
Residential mortgage-backed securities (1)	81,198	19	(9,626)	71,591
Other mortgage-backed securities (2)	10,798	3	(1,140)	9,661
Total available for sale	$180,283	$32	$(25,547)	$154,768

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2025
Available for sale:
Municipal securities	$37,280	$1	$(6,262)	$31,019
Agency securities	32,944	—	(2,741)	30,203
Real estate mortgage investment conduits (1)	28,597	—	(5,107)	23,490
Residential mortgage-backed securities (1)	10,802	13	(589)	10,226
Other mortgage-backed securities (2)	27,317	4	(2,823)	24,498
Total available for sale	$136,940	$18	$(17,522)	$119,436

Held to maturity:
Municipal securities	$10,296	$—	$(2,667)	$7,629
Agency securities	42,279	—	(2,723)	39,556
Real estate mortgage investment conduits (1)	28,499	—	(4,231)	24,268
Residential mortgage-backed securities (1)	101,933	—	(15,448)	86,485
Other mortgage-backed securities (3)	20,072	—	(2,618)	17,454
Total held to maturity	$203,079	$—	$(27,687)	$175,392

(1)   Comprised of FHLMC, Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

(2)   Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.

(3)   Comprised of FHLMC and FNMA issued securities.

The contractual maturities of investment securities as of March 31, 2026 were as follows (in thousands):

	Available for Sale
		Estimated
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,161	$1,151
Due after one year through five years	4,592	4,331
Due after five years through ten years	28,554	24,263
Due after ten years	145,976	125,023
Total	$180,283	$154,768

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The sales proceeds and gross realized losses of investment securities were as follows for the years ended March 31, 2026, 2025, and 2024 (in thousands):

	Year Ended March 31,
	2026	2025	2024
Available for sale
Sales proceeds	$137,967	$-	$43,486
Gross realized losses	$(11,350)	$-	$(2,729)

The fair value of securities in an unrealized loss position, the amount of unrealized losses and the length of time these unrealized losses existed were as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2026	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$444	$(2)	$28,484	$(7,006)	$28,928	$(7,008)
Agency securities	—	—	5,252	(723)	5,252	(723)
Real estate mortgage investment conduits (1)	4,986	(21)	33,170	(7,029)	38,156	(7,050)
Residential mortgage-backed securities (1)	15,528	(49)	50,590	(9,577)	66,118	(9,626)
Other mortgage-backed securities (2)	72	(3)	9,386	(1,137)	9,458	(1,140)
Total available for sale	$21,030	$(75)	$126,882	$(25,472)	$147,912	$(25,547)

March 31, 2025

Available for sale:
Municipal securities	$—	$—	$29,849	$(6,262)	$29,849	$(6,262)
Agency securities	—	—	30,203	(2,741)	30,203	(2,741)
Real estate mortgage investment conduits (1)	—	—	23,490	(5,107)	23,490	(5,107)
Residential mortgage-backed securities (1)	—	—	9,540	(589)	9,540	(589)
Other mortgage-backed securities (2)	418	(3)	23,816	(2,820)	24,234	(2,823)
Total available for sale	$418	$(3)	$116,898	$(17,519)	$117,316	$(17,522)

Held to maturity:
Municipal securities	$—	$—	$7,629	$(2,667)	$7,629	$(2,667)
Agency securities	—	—	39,556	(2,723)	39,556	(2,723)
Real estate mortgage investment conduits (1)	—	—	24,268	(4,231)	24,268	(4,231)
Residential mortgage-backed securities (1)	—	—	86,485	(15,448)	86,485	(15,448)
Other mortgage-backed securities (3)	—	—	17,454	(2,618)	17,454	(2,618)
Total held to maturity	$—	$—	$175,392	$(27,687)	$175,392	$(27,687)

(1) Comprised of FHLMC, FNMA and GNMA issued securities.

(2) Comprised of SBA and CRE secured securities issued by FNMA and FHLMC.

(3) Comprised of FHLMC and FNMA securities.

The Company does not believe that the unrealized losses at March 31, 2026 and 2025, were related to credit quality. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The declines in fair market values of these securities were mainly attributable to changes in market interest rates, credit spreads, market volatility and liquidity conditions. As such, the Company determined that no ACL was required. Based on management’s evaluation and intent, the unrealized losses related to the investment securities in the above tables are not attributable to credit-related factors.

Investment securities available for sale with an amortized cost of $26.4 million and $2.1 million and a fair value of $22.2 million and $2.0 million at March 31, 2026 and March 31, 2025, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities held to maturity with an amortized cost of $12.2 million and a fair value of $10.4 million at March 31, 2025, were pledged as collateral for government public funds held by the Bank. Investment securities available for sale with an amortized cost of $49.2 million and a fair value of $41.0 million at March 31, 2026, were pledged as collateral to the FRB. Investment securities held to maturity with an amortized cost of $141.3 million and a fair value of $120.5 million at March 31, 2025, were pledged as collateral to the FRB.

4.    LOANS AND ACL

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. Deferred loan fees totaled $4.3 million at both March 31, 2026 and 2025. Loans receivable discounts and premiums totaled $1.0 million and $1.6 million as of March 31, 2026, compared to $1.2 million and $1.7 million as of March 31, 2025, respectively. Loans receivable consisted of the following at the dates indicated (in thousands):

	March 31,	March 31,
	2026	2025
Commercial and construction
Commercial business	$219,846	$232,935
Commercial real estate	611,634	592,185
Land	9,143	4,610
Multi-family	103,614	91,451
Real estate construction	24,040	29,182
Total commercial and construction	968,277	950,363

Consumer
Real estate one-to-four family	96,698	97,683
Other installment	27,509	14,414
Total consumer	124,207	112,097

Total loans	1,092,484	1,062,460

Less: ACL for loans	15,248	15,374
Loans receivable, net	$1,077,236	$1,047,086

The Company’s loan portfolio includes originated and purchased loans. Originated loans and purchased loans for which there was no evidence of credit deterioration at their acquisition date and for which it was probable that the Company would be able to collect all contractually required payments, are referred to collectively as “loans”. The Company originates commercial business, commercial real estate, land, multi-family real estate, real estate construction, residential real estate and other consumer loans. At March 31, 2026 and 2025, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s loan portfolio are secured by properties located in Washington and Oregon, and accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulations to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss) (“AOCI”). The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2026, loans carried at $748.4 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consisted of the following at and for the periods indicated (in thousands):

	Year Ended March 31,
	2026	2025	2024
Beginning balance	$1,700	$2,196	$2,847
Originations/Additions	3,556	—	—
Principal repayments	(454)	(496)	(651)
Ending balance	$4,802	$1,700	$2,196

Loan segment risk characteristics – The Company considers its loan classes to be the same as its loan segments. The following are loan segment risk characteristics of the Company’s loan portfolio:

Commercial business – Commercial business loans are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers may be volatile and the value of the collateral securing these loans may be difficult to measure. Most commercial business loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and generally include a personal guarantee based on a review of personal financial statements. The Company will extend some short-term loans on an unsecured basis to highly qualified borrowers. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the creditworthiness of the borrowers and the guarantors.

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

Real estate one-to-four family – The Company originates both fixed-rate and adjustable-rate loans secured by one- to-four family residences located in its primary market areas. The majority of the fixed-rate one-to-four family loans are sold in the secondary market for asset/liability management purposes and to generate non-interest income. The Company’s lending policies generally limit the maximum loan-to-value on one-to-four family loans to 80% of the lesser of the appraised value or the purchase price.  In a situation where a loan exceeds 80% loan-to value, the Company usually obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. Terms of maturity typically range from 15 to 30 years. The Company also originates home equity lines of credit and second mortgage loans. Home equity lines of credit and second mortgage loans have a greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Company. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the creditworthiness of the borrower.

Other installment – The Company originates other consumer loans, which include automobile, boat, motorcycle, recreational vehicle, savings account and unsecured loans. Other consumer loans generally have shorter terms to maturity than mortgage loans. Other consumer loans generally involve a greater degree of risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the creditworthiness of the borrower.

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

In accordance with the Company’s policy guidelines, unsecured loans are generally charged off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent nine months or more that have not received at least 75% of their required monthly payment in the last 90 days are charged off. In addition, loans discharged in bankruptcy proceedings are charged off. Loans under bankruptcy protection with no payments received for four consecutive months are charged off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale of the underlying collateral would result in full repayment of the outstanding loan balance. Once any other potential sources of repayment are exhausted, the impaired portion of the loan is charged off. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed credit loss it is promptly charged off.

There were no loans modified related to borrowers experiencing financial difficulty during the fiscal year ended March 31, 2026.  There were no loans past due at March 31, 2026 that had been modified in the previous 12 months.

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

Loss – These loans have a risk rating of 9 and are rated in accordance with regulatory guidelines. Such loans are charged-off, or partially charged-off, when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. Such loans are generally fully reserved in the allowance for credit losses prior to charge-off.

The following table sets forth the Company’s loan portfolio at March 31, 2026 and 2025 by risk attribute and year of origination as well as current period gross charge-offs (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$6,270	$15,664	$16,776	$46,668	$77,604	$38,064	$13,459	$214,505
Special Mention	—	1,253	—	—	404	—	3,039	4,696
Substandard	—	126	—	—	—	519	—	645
Total commercial business	$6,270	$17,043	$16,776	$46,668	$78,008	$38,583	$16,498	$219,846
Current YTD gross write-offs	$—	$—	$—	$398	$—	$—	$1	$399

Commercial real estate
Risk rating
Pass	$70,158	$46,935	$40,035	$56,434	$132,992	$216,215	$—	$562,769
Special Mention	2,296	237	2,560	6,230	2,598	23,132	—	37,053
Substandard	1,856	93	—	—	2,490	7,373	—	11,812
Total commercial real estate	$74,310	$47,265	$42,595	$62,664	$138,080	$246,720	$—	$611,634
Current YTD gross write-offs	$—	$—	$—	$—	$—	$911	$—	$911

Land
Risk rating
Pass	$7,441	$600	$—	$886	$72	$148	$(4)	$9,143
Total land	$7,441	$600	$—	$886	$72	$148	$(4)	$9,143
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$10,609	$1,008	$923	$42,920	$34,957	$12,487	$—	$102,904
Special Mention	—	—	—	322	—	183	—	505
Substandard	—	100	—	—	17	52	—	169
Doubtful	—	—	—	—	—	36	—	36
Total multi-family	$10,609	$1,108	$923	$43,242	$34,974	$12,758	$—	$103,614
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$22,010	$2,030	$—	$—	$—	$—	$—	$24,040
Total real estate construction	$22,010	$2,030	$—	$—	$—	$—	$—	$24,040
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$—	$—	$54,684	$18,140	$23,867	$96,691
Substandard	—	—	—	—	—	—	7	7
Total real estate one-to-four family	$—	$—	$—	$—	$54,684	$18,140	$23,874	$96,698
Current YTD gross write-offs	$—	$—	$—	$—	$—	$28	$—	$28

Other installment
Risk rating
Pass	$14,912	$11,641	$240	$177	$34	$34	$471	$27,509
Total other installment	$14,912	$11,641	$240	$177	$34	$34	$471	$27,509
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$18	$18

Total loans receivable, gross
Risk rating
Pass	$131,400	$77,878	$57,974	$147,085	$300,343	$285,088	$37,793	$1,037,561
Special Mention	2,296	1,490	2,560	6,552	3,002	23,315	3,039	42,254
Substandard	1,856	319	—	—	2,507	7,944	7	12,633
Doubtful	—	—	—	—	—	36	—	36
Total loans receivable, gross	$135,552	$79,687	$60,534	$153,637	$305,852	$316,383	$40,839	$1,092,484
Total current YTD gross write-offs	$—	$—	$—	$398	$—	$939	$19	$1,356

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$10,840	$17,592	$56,013	$85,632	$20,918	$24,198	$12,822	$228,015
Special Mention	1,964	—	—	571	—	456	1,166	4,157
Substandard	—	—	—	—	472	291	—	763
Total commercial business	$12,804	$17,592	$56,013	$86,203	$21,390	$24,945	$13,988	$232,935
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$44,477	$42,181	$61,005	$138,354	$86,768	$173,364	$—	$546,149
Special Mention	—	3,164	3,638	5,246	—	31,920	—	43,968
Substandard	—	30	—	—	—	2,038	—	2,068
Total commercial real estate	$44,477	$45,375	$64,643	$143,600	$86,768	$207,322	$—	$592,185
Current YTD gross write-offs	$—	$80	$—	$—	$—	$—	$—	$80

Land
Risk rating
Pass	$615	$—	$2,570	$84	$—	$457	$884	$4,610
Total land	$615	$—	$2,570	$84	$—	$457	$884	$4,610
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$1,132	$947	$39,279	$35,831	$4,257	$9,583	$—	$91,029
Special Mention	—	—	183	—	18	155	—	356
Substandard	—	—	—	—	—	66	—	66
Total multi-family	$1,132	$947	$39,462	$35,831	$4,275	$9,804	$—	$91,451
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2025	2024	2023	2022	2021	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$14,092	$11,784	$3,306	$—	$—	$—	$—	$29,182
Total real estate construction	$14,092	$11,784	$3,306	$—	$—	$—	$—	$29,182
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$133	$—	$—	$58,107	$4,041	$17,115	$18,257	$97,653
Substandard	—	—	—	—	—	30	—	30
Total real estate one-to-four family	$133	$—	$—	$58,107	$4,041	$17,145	$18,257	$97,683
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$11	$11

Other installment
Risk rating
Pass	$13,185	$337	$336	$96	$48	$6	$406	$14,414
Total other installment	$13,185	$337	$336	$96	$48	$6	$406	$14,414
Current YTD gross write-offs	$—	$6	$—	$25	$—	$—	$1	$32

Total loans receivable, gross
Risk rating
Pass	$84,474	$72,841	$162,509	$318,104	$116,032	$224,723	$32,369	$1,011,052
Special Mention	1,964	3,164	3,821	5,817	18	32,531	1,166	48,481
Substandard	—	30	—	—	472	2,425	—	2,927
Total loans receivable, gross	$86,438	$76,035	$166,330	$323,921	$116,522	$259,679	$33,535	$1,062,460
Total current YTD gross write-offs	$—	$86	$—	$25	$—	$—	$12	$123

ACL on Loans –

The following tables detail activity in the ACL for loans for the fiscal years ended March 31, 2026, 2025 and 2024, by loan category (in thousands):

March 31, 2026	Commercial	Commercial		Multi-	Real Estate
	Business	Real Estate	Land	Family	Construction	Consumer	Unallocated	Total
Beginning balance	$5,033	$7,492	$83	$444	$480	$1,842	$—	$15,374
Provision for (recapture of) credit losses	(47)	946	109	24	(48)	188	—	1,172
Charge-offs	(399)	(911)	—	—	—	(46)	—	(1,356)
Recoveries	—	—	—	—	—	58	—	58
Ending balance	$4,587	$7,527	$192	$468	$432	$2,042	$—	$15,248

March 31, 2025

Beginning balance	$5,280	$7,391	$106	$367	$636	$1,584	$—	$15,364
Provision for (recapture of) credit losses	(248)	181	(23)	77	(156)	269	—	100
Charge-offs	—	(80)	—	—	—	(43)	—	(123)
Recoveries	1	—	—	—	—	32	—	33
Ending balance	$5,033	$7,492	$83	$444	$480	$1,842	$—	$15,374

March 31, 2024

Beginning balance	$3,123	$8,894	$93	$798	$764	$1,127	$510	$15,309
Impact of adopting CECL (ASU 2016-13)	1,884	(1,494)	40	(492)	131	483	(510)	42
Provision for (recapture of) credit losses	273	(9)	(27)	61	(259)	(39)	—	—
Charge-offs	—	—	—	—	—	(13)	—	(13)
Recoveries	—	—	—	—	—	26	—	26
Ending balance	$5,280	$7,391	$106	$367	$636	$1,584	$—	$15,364

Changes in the ACL for unfunded loan commitments were as follows for the years indicated (in thousands):

	Year Ended March 31,
	2026	2025	2024
Beginning balance	$286	$336	$407
Impact of adopting CECL (ASU 2016-13)	—	—	28
Balance at beginning of period, as adjusted	286	336	435

Net change in ACL - unfunded loan commitments	83	(50)	(99)
Ending balance	$369	$286	$336

Non-accrual loans – Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days or more delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases, and previously accrued but uncollected interest is reversed against interest income. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance under the cost recovery method, whereby payments are not recognized as interest income until the principal balance has been fully recovered. A loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a sustained history of performance in accordance with the contractual terms of the note, generally a minimum of six months. Interest income foregone on non-accrual loans was $240,000, $16,000, and $10,000 for the years ended March 31, 2026, 2025 and 2024, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		Or		Due and		Total
	30-89 Days	More		Non-		Loans
March 31, 2026	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$2,346	$—	$645	$2,991	$216,855	$219,846
Commercial real estate	4,118	—	7,112	11,230	600,404	611,634
Land	—	—	—	—	9,143	9,143
Multi-family	—	—	—	—	103,614	103,614
Real estate construction	—	—	—	—	24,040	24,040
Consumer	44	—	7	51	124,156	124,207
Total	$6,508	$—	$7,764	$14,272	$1,078,212	$1,092,484

March 31, 2025

Commercial business	$3,793	$—	$37	$3,830	$229,105	$232,935
Commercial real estate	242	—	88	330	591,855	592,185
Land	—	—	—	—	4,610	4,610
Multi-family	—	—	—	—	91,451	91,451
Real estate construction	—	—	—	—	29,182	29,182
Consumer	47	—	30	77	112,020	112,097
Total	$4,082	$—	$155	$4,237	$1,058,223	$1,062,460

Loans 90 days or more past due are generally placed on non-accrual status and are therefore reflected in the non-accrual column rather than the 90 days and greater past due column in the table above.

The increase in non-accrual loans at March 31, 2026 was primarily driven by two commercial real estate relationships totaling approximately $7.1 million that were placed on non-accrual status during fiscal year 2026. These relationships are collateral dependent, and the increase in collateral-dependent commercial real estate loans from $57,000 at March 31, 2025 to $7.0 million at March 31, 2026 primarily reflects these same relationships. The Company is actively monitoring these loans and working with the respective borrowers to resolve the identified weaknesses.

The increase in 30-89 days past due loans at March 31, 2026 was primarily related to two commercial real estate loans totaling $3.9 million. The Company continues to actively monitor and work with the borrowers to address performance issues.

Included in 30-89 days past due loans at March 31, 2026 and 2025 were $1.2 million and $3.1 million, respectively, of loans fully guaranteed by the SBA or USDA. These government-guaranteed loans are classified as pass-rated and are excluded from the ACL calculation because the Company expects to receive all principal and interest in accordance with the contractual terms of the loans based on the applicable guarantees.

At March 31, 2026, the Company had $7.5 million of non-accrual loans with no ACL and $226,000 of non-accrual loans with an ACL of $5,000. At March 31, 2025, the Company had $94,000 of non-accrual loans with no ACL and $61,000 of non-accrual loans with an ACL of $1,000. The amortized cost basis of collateral-dependent loans at March 31, 2026, was $519,000 and $7.0 million for commercial business and commercial real estate loans, respectively, compared to $37,000 and $57,000, respectively, at March 31, 2025.

,

5.    PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at the dates indicated (in thousands):

	March 31,
	2026	2025

Land	$6,882	$6,924
Buildings and improvements	23,570	23,413
Leasehold improvements	3,155	3,118
Furniture and equipment	11,804	11,558
Total	45,411	45,013
Less accumulated depreciation and amortization	(24,493)	(22,709)
Premises and equipment, net	$20,918	$22,304

Depreciation and amortization expense was $2.0 million, $2.1 million and $2.0 million for the years ended March 31, 2026, 2025 and 2024, respectively.

6.    GOODWILL

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

The Company completed a qualitative assessment of goodwill as of March 31, 2026, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. No assurances can be given that the Company’s goodwill will not be written down in future periods. If adverse economic conditions or any decreases in the Company’s common stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the reporting unit and may trigger future goodwill impairment charges. Any impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

7.    DEPOSITS

Deposit accounts consisted of the following at the dates indicated (in thousands):

	March 31,	March 31,
Account Type	2026	2025
Non-interest-bearing	$293,458	$315,503
Interest-bearing checking	316,449	285,035
Money market	242,169	236,044
Savings accounts	153,490	168,287
Certificates of deposit	248,619	227,459
Total	$1,254,185	$1,232,328

Individual certificates of deposit greater than $250,000 totaled $58.9 million and $58.0 million at March 31, 2026 and 2025, respectively.

Scheduled maturities of certificates of deposit for future years ending March 31 are as follows (in thousands):

Year Ending March 31, :
2027	$244,972
2028	1,977
2029	941
2030	267
2031	213
Thereafter	249
Total	$248,619

Interest expense by deposit type was as follows for the years indicated (in thousands):

	Year Ended March 31,
	2026	2025	2024
Interest-bearing checking	$3,660	$2,606	$785
Money market	4,569	4,162	2,860
Savings accounts	220	170	132
Certificates of deposit	8,300	8,375	4,508
Total	$16,749	$15,313	$8,285

8.  FEDERAL HOME LOAN BANK ADVANCES

The Company has overnight borrowings through FHLB which are renewed every 90 days until paid. The interest rate of our FHLB overnight borrowings was 3.91% at March 31, 2026.

FHLB advances are summarized at the dates indicated (dollars in thousands):

	March 31, 2026	March 31, 2025
FHLB advances	$16,100	$76,400
Weighted average interest rate on FHLB advances (1)	4.41%	5.17%

(1) Computed based on the borrowing activity for the fiscal years ended March 31, 2026 and 2025, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At March 31, 2026, based on collateral values, the Bank had additional borrowing capacity of $268.0 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At March 31, 2026, loans carried at $472.3 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, totaling $27.2 million and $27.1 million at March 31, 2026 and 2025, respectively, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both March 31, 2026 and 2025, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income (loss).

The following table is a summary of the terms and the amounts outstanding of the Debentures at March 31, 2026 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	5.30%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	5.29%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	7.07%	6/2033
		27,836
Fair value adjustment (4)		(657)
Total Debentures		$27,179

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

10.  INCOME TAXES

Provision for income taxes consisted of the following for the years indicated (in thousands):

	Year Ended March 31
	2026	2025	2024
Current
Federal	$(23)	$859	$840
State	107	214	127
Deferred
Federal	(1,380)	229	(144)
State	(197)	33	(21)
Total	$(1,493)	$1,335	$802

All pretax income from continuing operations for the periods presented was generated in domestic jurisdictions; the Company did not earn any foreign pretax income. As such, the Company has no foreign income tax expense from continuing operations.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at the dates indicated (in thousands):

	March 31,	March 31,
	2026	2025
Deferred tax assets:
ACL	$3,748	$3,758
Accumulated depreciation and amortization	1,194	1,079
Net operating loss - federal	1,309	—
Net unrealized loss on investment securities available for sale	6,123	4,201
Operating lease liabilities	917	1,072
Other	671	560
Total deferred tax assets	13,962	10,670
Deferred tax liabilities:
FHLB stock dividends	(35)	(35)
Prepaid expenses	(351)	(339)
Operating lease ROU assets	(871)	(1,019)
Loan fees/costs	(581)	(652)
Total deferred tax liabilities	(1,838)	(2,045)
Deferred tax assets, net	$12,124	$8,625

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows for the years indicated:

		Year Ended March 31,
	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory federal income (loss) tax rate	$(1,225)	(21.0)%	$1,310	21.0%	$946	21.0%
State and local income tax (benefit), net of federal income tax effect (1)	(71)	(1.2)	247	4.0	232	5.2
Nontaxable or nondeductible item
BOLI	(207)	(3.6)	(197)	(3.2)	(214)	(4.8)
Other, net	10	0.2	(25)	(0.4)	(162)	(3.6)
Effective federal income (loss) tax rate	$(1,493)	(25.6)%	$1,335	21.4%	$802	17.8%
(1)	State taxes in Oregon contributed to the majority of the tax effect in this category.

The following table presents the cash paid for income taxes, net of refunds received, by jurisdiction for the fiscal years ended March 31, 2026, 2025, and 2024:

	2026	2025	2024
Federal	$965	$(186)	$1,500
State
Oregon	221	59	366
Other	1	—	—
Total	$1,187	$(127)	$1,866

For the fiscal years ended March 31, 2026 and 2025, the Company utilized a federal corporate income tax rate of 21.0%. The Bank’s retained earnings at March 31, 2026 and 2025 include a base year ACL, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The related unrecognized deferred tax liability at March 31, 2026 and 2025 was $528,000. This represents the balance of the ACL created for tax purposes as of December 31, 1987. This amount is subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future.

As of March 31, 2026, the Bank had net operating loss carryforwards (“NOL”) for federal income tax purposes of $1.3 million. This NOL is carried forward indefinitely but is limited to 80% of taxable income.

At March 31, 2026 and 2025, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties related to income tax matters as of March 31, 2026 and 2025. It is the Company’s policy to recognize potential accrued interest and penalties related to income tax matters as a component of the provision for income taxes. The Company is subject to U.S federal and State of Oregon income taxes. The years 2022 to 2024 remain open to examination for federal income taxes, and the years 2021 to 2024 remain open to State of Oregon examination.

11.  EMPLOYEE BENEFIT PLANS

Retirement Plan – The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2026, 2025 and 2024 were $733,000, $553,000 and $509,000, respectively.

Directors’ and Executive Officers’ Deferred Compensation Plan (“Deferred Compensation Plan”) – The Deferred Compensation Plan is a nonqualified deferred compensation plan. Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received. The President, and Executive and Senior Vice Presidents of the Company may also defer salary into the Deferred Compensation Plan. The Company accrues annual interest on the unfunded liability under the Deferred Compensation Plan based upon a formula relating to gross revenues, which was 4.01%, 3.71% and 3.33% for the years ended March 31, 2026, 2025 and 2024, respectively. The estimated liability under the Deferred Compensation Plan is accrued as earned by the participants. At March 31, 2026 and 2025, the Company’s aggregate liability under the Deferred Compensation Plan was $116,000 and $90,000, respectively, which is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Stock Option Plan  – In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. At March 31, 2026, there were 1,205,687 shares available for grant under the 2017 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Plan during the years ended March 31, 2026, 2025 and 2024. As of March 31, 2026 and 2025, there were no stock options outstanding.

The Company may grant restricted stock awards pursuant to the 2017 Plan on either a time-based or performance-based vesting schedule. Performance-based awards are subject to the attainment of predetermined performance metrics, and all or a portion of such awards may be cancelled if the applicable performance metrics are not achieved. For performance-based awards, stock-based compensation expense is recognized based on the probability of achieving the performance conditions over the requisite service period and is adjusted in subsequent periods if the probability assessment changes. The fair value of restricted stock awards is measured as the closing market price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

Stock-based compensation expense related to restricted stock awards was $431,000, $384,000, and $34,000 for the years ended March 31, 2026, 2025, and 2024, respectively. Unrecognized stock-based compensation expense related to unvested restricted stock awards was $754,000 and $1.1 million at March 31, 2026 and 2025, respectively, and is expected to be recognized over a  weighted average remaining vesting period of 2.26 years and 2.46 years, respectively.

The following table presents the activity related to restricted stock for the years ended March 31, 2026 and 2025:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Year Ended March 31, 2026	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	155,034	$5.74	125,169	$5.66	280,203	$5.71
Granted	46,256	5.15	100,217	5.15	146,473	5.15
Forfeited	(4,646)	5.35	(39,299)	5.65	(43,945)	5.62
Vested	(12,630)	5.70	(24,157)	5.59	(36,787)	5.62
Balance, end of period	184,014	$5.61	161,930	$5.36	345,944	$5.49

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Year Ended March 31, 2025	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	15,779	$5.72	63,397	$5.68	79,176	$5.69
Granted	147,462	5.76	90,401	5.76	237,863	5.76
Forfeited	—	—	(14,075)	5.21	(14,075)	5.21
Vested	(8,207)	6.04	(14,554)	6.78	(22,761)	6.52
Balance, end of period	155,034	$5.74	125,169	$5.66	280,203	$5.71

Employee Stock Ownership Plan  - The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21. For each of the years ended March 31, 2026, 2025 and 2024, the Bank purchased 25,000 shares of common stock, on the open market and contributed such shares to the ESOP as a discretionary employer contribution. As of March 31, 2026, 2025 and 2024, all shares of common stock purchased for the ESOP have been allocated to participant accounts. The Company recorded employee benefits expense of $135,000, $135,000 and $150,000 for these contributions for the years ended March 31, 2026, 2025 and 2024, respectively, which represented the fair value of the related common stock on the date it was acquired. Shares held by the ESOP at March 31, 2026 and 2025 totaled 363,719 and 384,382, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of March 31, 2026.

As of March 31, 2026, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					"Well Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$170,932	15.62%	$87,536	8.0%	$109,421	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	157,231	14.37	65,652	6.0	87,536	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	157,231	14.37	49,239	4.5	71,123	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	157,231	10.60	59,313	4.0	74,141	5.0

					"Well Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:
(To Risk-Weighted Assets)	$178,452	16.48%	$86,625	8.0%	$108,281	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	164,891	15.23	64,969	6.0	86,625	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	164,891	15.23	48,726	4.5	70,383	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	164,891	11.10	59,406	4.0	74,257	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer is required to be an amount greater than 2.5% of risk-weighted assets above the required minimum capital levels. As of March 31, 2026, the Bank’s CET1 capital exceeded the required capital conservation buffer at an amount greater than 2.5%.

For a bank holding company, such as Riverview Bancorp, Inc., the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Riverview Bancorp, Inc. was subject to regulatory guidelines for bank holding companies at March 31, 2026, it would have exceeded all regulatory capital requirements.

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

13.  EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the years ended March 31, 2026, 2025 and 2024, there were no stock options excluded in computing diluted EPS.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the years indicated:

	Year Ended March 31,
	2026	2025	2024
(Dollars and share data in thousands, except per share data)
Basic EPS computation:
Numerator-net (loss) income	$(4,341)	$4,903	$3,799
Denominator-weighted average common shares outstanding	20,840	21,063	21,138
Basic EPS	$(0.21)	$0.23	$0.18
Diluted EPS computation:
Numerator-net (loss) income	$(4,341)	$4,903	$3,799
Denominator-weighted average common shares outstanding	20,840	21,063	21,138
Effect of dilutive stock options	—	—	1
Weighted average common shares and common stock equivalents	20,840	21,063	21,139
Diluted EPS	$(0.21)	$0.23	$0.18

On September 26, 2024, the Company’s Board of Directors announced the adoption of a stock repurchase program (the “September 2024 repurchase program”), authorizing the Company to purchase up to $2.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The September 2024 repurchase program became effective on October 29, 2024 and was set to continue until the earlier of the completion of the repurchase limit or 12 months after the effective date, depending upon market conditions. The Company completed the September 2024 repurchase program on February 5, 2025, having repurchased a total of 358,631 shares at an average price of $5.58 per share and at a total cost of $2.0 million. All shares repurchased under the September 2024 repurchase program were retired and settled.

On April 29, 2025, the Company’s Board of Directors announced the adoption of a stock repurchase program (the “April 2025 repurchase program”), authorizing the Company to purchase up to $2.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The Company completed the April 2025 repurchase program on November 17, 2025, repurchasing 383,950 shares at an average price of $5.26 per share for a total cost of $2.0 million. All shares repurchased under the April 2025 were retired and settled.

On January 28, 2026, the Company’s Board of Directors announced the adoption of a stock repurchase program (the “January 2026 repurchase program”), authorizing the Company to purchase up to $4.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The January 2026 repurchase program became effective on February 18, 2026 and will continue until the earlier of the completion of the repurchase limit or 12 months after the effective date, depending upon market conditions. As of March 31, 2026, the Company had repurchased 130,059 shares at a total cost of $697,000 under the January 2026 repurchase program at an average price of $5.36 per share.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2026	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$30,108	$—	$30,108	$—
Agency securities	5,252	—	5,252	—
Real estate mortgage investment conduits	38,156	—	38,156	—
Residential mortgage-backed securities	71,591	—	71,591	—
Other mortgage-backed securities	9,661	—	9,661	—
Total assets measured at fair value on a recurring basis	$154,768	$—	$154,768	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2025	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$31,019	$—	$31,019	$—
Agency securities	30,203	—	30,203	—
Real estate mortgage investment conduits	23,490	—	23,490	—
Residential mortgage-backed securities	10,226	—	10,226	—
Other mortgage-backed securities	24,498	—	24,498	—
Total assets measured at fair value on a recurring basis	$119,436	$—	$119,436	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 during the years ended March 31, 2026 and 2025.

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

There were no assets measured at estimated fair value on a nonrecurring basis at March 31, 2026 and 2025.

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

The carrying amounts and estimated fair values of financial instruments are as follows at the dates indicated (in thousands):

	Carrying				Estimated
March 31, 2026	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$116,866	$116,866	$—	$—	$116,866
Investment securities available for sale	154,768	—	154,768	—	154,768
Loans receivable, net	1,077,236	—	—	1,029,755	1,029,755
FHLB stock	1,631	—	1,631	—	1,631

Liabilities:
Certificates of deposit	248,619	—	248,116	—	248,116
FHLB advances	16,100	—	16,074	—	16,074
Junior subordinated debentures	27,179	—	—	20,187	20,187

	Carrying				Estimated
March 31, 2025	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$29,414	$29,414	$—	$—	$29,414
Investment securities available for sale	119,436	—	119,436	—	119,436
Investment securities held to maturity	203,079	—	175,392	—	175,392
Loans receivable, net	1,047,086	—	—	974,523	974,523
FHLB stock	4,342	—	4,342	—	4,342

Liabilities:
Certificates of deposit	227,459	—	226,392	—	226,392
FHLB advances	76,400	—	76,316	—	76,316
Junior subordinated debentures	27,091	—	—	19,650	19,650

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from clients are generally collected at the time services are rendered, monthly, or quarterly. For contracts with clients within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the client’s transaction. The Company is generally the principal in these contracts, with the exception of interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the client. For the years ended March 31, 2026, 2025 and 2024, substantially all of the Company’s revenues within the scope of ASC 606 were for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income disaggregated by type of service (in thousands):

	Year Ended March 31,

	2026	2025	2024

Asset management fees	$6,235	$5,906	$5,328
Debit card and ATM fees	2,970	3,104	3,250
Deposit related fees	2,180	1,927	1,823
Loan related fees	499	315	522
Income from BOLI (1)	986	941	891
Net gains on sales of loans held for sale (1)	—	—	33
FHLMC loan servicing fees (1)	66	75	84
BOLI death benefit in excess of cash surrender value (1)	—	261	—
Loss on sale of investment securities (1)	(11,350)	—	(2,729)
Other, net	1,150	1,727	1,040
Total non-interest income, net	$2,736	$14,256	$10,242

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

Contract Balances

As of March 31, 2026 and 2025, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of March 31, 2026 and 2025.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. These guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral held varies and is required in instances where the Company deems it necessary.

Significant off-balance sheet commitments are listed below at the dates indicated (in thousands):

	Contract or Notional
	Amount
	March 31,	March 31,
	2026	2025
Commitments to extend credit:
Adjustable-rate	$7,187	$4,384
Fixed-rate	2	1,114
Standby letters of credit	1,600	1,600
Undisbursed loan funds and unused lines of credit	122,735	95,550
Total	$131,524	$102,648

At March 31, 2026, the Company had no commitments to sell residential loans to the FHLMC.

Other Contractual Obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. At March 31, 2026, loans under warranty totaled $24.7 million, which substantially represented the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At March 31, 2026, the Company had an ACL for FHLMC-serviced loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company has not incurred any losses related to public depository funds for the years ended March 31, 2026, 2025 and 2024.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

Litigation –The Company is periodically party to litigation arising in the ordinary course of business, some of which involve claims for substantial or uncertain amounts. At least quarterly, management assesses liabilities and contingencies in connection with all outstanding or new legal matters, utilizing the most recent information available. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. If management determines that a loss from a matter is probable and the amount of the loss can be reasonably estimated, the Company will establish an accrual for the loss. Once established, an accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to estimate the amount of loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. Any estimate or determination relating to the future resolution of legal matters is uncertain and involves significant judgment. Management usually is unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the process.

In fiscal year 2024, the Company was involved in litigation with a former business client concerning real estate investments. Based on the likelihood of a proposed global settlement, management determined that a loss was probable and reasonably estimable as of March 31, 2024, and recorded a $2.3 million charge to non-interest expense during the three months ended March 31, 2024, representing the Company’s estimate of litigation costs in excess of applicable insurance coverage.

In July 2024, the settlement was approved by all relevant courts, and in August 2024, the Company made a final settlement payment of $2.3 million. The settlement fully released the Company from all claims related to the litigation. Subsequently, the Company received approximately $930,000 in legal expense recoveries, of which approximately $844,000 was recognized in non-interest income, and approximately $86,000 was recorded as a reduction of professional fees within non-interest expense, both during the fiscal year ended March 31, 2025.

The matter is fully resolved and the Company has no further liability or exposure related to this litigation.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheet at the dates indicated (dollars in thousands):

	March 31,		March 31,		Classification in the
Leases	2026		2025		consolidated balance sheets
Finance lease ROU asset	$1,048		$1,125		Financing lease ROU asset
Finance lease liability	$2,020		$2,099		Finance lease liability
Finance lease remaining lease term	13.68	years	14.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU asset	$3,629		$4,245		Prepaid expenses and other assets
Operating lease liability	$3,820		$4,465		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	3.86	years	4.65	years
Operating lease weighted-average discount rate	1.86%		1.67%

The table below presents certain information related to the lease costs for financing and operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income (loss) at the dates indicated (in thousands):

	Year ended	Year ended	Year ended
Lease Costs	March 31, 2026	March 31, 2025	March 31, 2024
Finance lease amortization of ROU asset	$77	$77	$76
Finance lease interest on lease liability	148	153	158
Operating lease costs	1,156	1,133	1,133
Variable lease costs	—	105	209
Total lease cost (1)	$1,381	$1,468	$1,576

(1) Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information – Operating cash flows paid for operating lease amounts included in the measurement of lease liabilities was $1.2 million, $1.3 million and $1.4 million for the years ended March 31, 2026, 2025 and 2024, respectively.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of March 31, 2026 (in thousands):

Fiscal Year Ending March 31:	Operating	Finance
	Leases	Lease
2027	$1,219	$230
2028	1,002	232
2029	787	232
2030	796	232
2031	272	232
Thereafter	—	2,016
Total minimum lease payments	4,076	3,174
Less: amount of lease payments representing interest	(256)	(1,154)
Lease liabilities	$3,820	$2,020

18.  RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS

AS OF MARCH 31, 2026 AND 2025

(In thousands)	2026	2025
ASSETS
Cash and cash equivalents	$3,698	$5,726
Investment in the Bank	166,417	178,808
Other assets	3,442	3,108
TOTAL ASSETS	$173,557	$187,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$330	$118
Dividend payable	412	419
Borrowings	27,179	27,091
Shareholders' equity	145,636	160,014
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$173,557	$187,642

STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2026, 2025 AND 2024

(In thousands)	2026	2025	2024

INCOME:
Interest on investment securities and other short-term investments	$182	$129	$262
Total income	182	129	262

EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	1,859	2,095	2,180
Total expense	2,002	2,238	2,323
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME OF THE BANK	(1,820)	(2,109)	(2,062)
BENEFIT FOR INCOME TAXES	(382)	(443)	(433)
LOSS OF PARENT COMPANY	(1,438)	(1,666)	(1,629)
EQUITY IN UNDISTRIBUTED (LOSS) INCOME OF THE BANK	(2,903)	6,569	5,428
NET (LOSS) INCOME	$(4,341)	$4,903	$3,799

There were no items of other comprehensive income that were solely attributable to the parent company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2026, 2025 AND 2024

(In thousands)	2026	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,341)	$4,903	$3,799
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in undistributed loss (income) of the Bank	2,903	(6,569)	(5,428)
Amortization expense	88	87	86
Provision for deferred income taxes	1	—	2
Stock-based compensation expense	431	384	34
Changes in assets and liabilities:
Other assets	(336)	(4)	(764)
Accrued expenses and other liabilities	212	—	(105)
Net cash used in operating activities	(1,042)	(1,199)	(2,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend from the Bank	3,400	1,975	12,000
Net cash provided by investing activities	3,400	1,975	12,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,670)	(2,533)	(5,080)
Proceeds from exercise of stock options	—	—	36
Repurchase of common stock	(2,716)	(2,000)	(577)
Net cash used in financing activities	(4,386)	(4,533)	(5,621)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,028)	(3,757)	4,003

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,726	9,483	5,480

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,698	$5,726	$9,483

RIVERVIEW BANCORP, INC.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except per share data)	Three Months Ended
Fiscal 2026:	March 31	December 31	September 30	June 30

Interest and dividend income	$15,293	$15,968	$15,372	$15,375
Interest expense	5,112	5,423	5,591	5,534
Net interest income	10,181	10,545	9,781	9,841
Provision for credit losses	1,155	100	—	—
Non-interest income (loss), net	(8,034)	3,504	3,840	3,426
Non-interest expense	11,508	12,209	12,226	11,720
Income (loss) before income taxes	(10,516)	1,740	1,395	1,547
Provision (benefit) for income taxes	(2,474)	363	296	322

Net income (loss)	$(8,042)	$1,377	$1,099	$1,225

Basic earnings (loss) per common share (1)	$(0.39)	$0.07	$0.05	$0.06

Diluted earnings (loss) per common share (1)	$(0.39)	$0.07	$0.05	$0.06

Fiscal 2025:
Interest and dividend income	$14,494	$15,127	$14,942	$14,399
Interest expense	5,301	5,739	6,000	5,578
Net interest income	9,193	9,388	8,942	8,821
Provision for credit losses	—	—	100	—
Non-interest income, net	3,707	3,341	3,841	3,367
Non-interest expense	11,438	11,154	10,701	10,969
Income before income taxes	1,462	1,575	1,982	1,219
Provision for income taxes	314	343	425	253

Net income	$1,148	$1,232	$1,557	$966

Basic earnings per common share (1)	$0.05	$0.06	$0.07	$0.05

Diluted earnings per common share (1)	$0.05	$0.06	$0.07	$0.05

(1)	Quarterly earnings per common share may vary from annual earnings per common share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2026, the Company’s internal control over financial reporting was effective based on those criteria.

Item 9B. Other Information

(a)	Nothing to report.
(b)	During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information concerning our directors contained under the section captioned “Proposal I – Election of Directors” contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, and information concerning our executive officers contained in “Part I - Business -- Executive Officers” of this Form 10-K, is incorporated herein by reference.

Delinquent Section 16(a) Reports

The information set forth under the section captioned “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.

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

Insider Trading Policy and Procedures

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market listing standards. A copy of our Insider Trading Policy was filed as Exhibit 19 to our Form 10-K for the fiscal year ended March 31, 2025.

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, composed of Directors Patricia W. Eby, Bradley J. Carlson, and Larry A. Hoff. Each member of the Audit Committee is “independent,” as defined in the Nasdaq Stock Market Listing Standards. The Company’s Board of Directors has determined that Mrs. Eby, is an “audit committee financial expert”, as defined in Item 407(e) of Regulation S-K of the Exchange Act. Additional information concerning the Audit Committee as set forth under the section captioned “Audit Committee Matters” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders (excluding the information contained under the heading “Audit Committee Matters – Report of the Audit Committee”) is incorporated herein by reference.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders  is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.

Change in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2026:

Number of
securities
remaining
available for future
	Number of		issuance under
	securities to be	Weighted-	equity
	issued upon	average	compensation
	exercise of	price of	plans excluding
	outstanding	outstanding	securities reflected
Plan category	options	options	in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)

2017 Equity Incentive Plan	—	—	1,205,687

Equity compensation plans not approved by security holders:	—	—	—

Total	—	$—	1,205,687	(1)

(1).  All of the remaining securities are available for future issuance as restricted stock, restricted stock units or stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence and Tenure” under the heading “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information set forth under the section captioned “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

       See “Part II –Item 8. Financial Statements and Supplementary Data.”

2.  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits
	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Amended and Restated Bylaws of the Registrant (2)
	4.1	Form of Certificate of Common Stock of the Registrant (1)
	4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
	10.1	Form of Employment Agreement between the Company and the Bank and Nicole Sherman (4)
	10.2	Form of Change in Control Agreement between the Company and the Bank and Nicole Sherman (4)
	10.3	Form of Employment Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
	10.4	Form of Change in Control Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
	10.5	Form of Employment Agreement between the Company and Evan Sowers (5)
	10.6	Form of Change in Control Agreement between the Company and Evan Sowers (5)
	10.7	Employee Stock Ownership Plan (6)
	10.8	Deferred Compensation Plan (7)
	10.9	2017 Equity Incentive Plan (8)
	10.10	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
	10.11	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
	10.12	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
	10.13	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
	14	Code of Ethics and Conduct Policy (10)
	19	Insider Trading Policies and Procedures (11)
	21	Subsidiaries of Registrant *
	23.1	Consent of Independent Registered Public Accounting Firm *
	23.2	Consent of Independent Public Accounting Firm *
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act *
	97	Compensation Recovery Policy (11)
101

The following materials from Riverview Bancorp Inc.’s Annual Report on Form 10-K for the year ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income (Loss); (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

	104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2026 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and incorporated herein by reference
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.
(8)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099), and incorporated herein by reference.
(10)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.riverviewbank.com in the section titled About: Code of Conduct.
(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and incorporated herein by reference.
*	Filed herewith

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date:	June 12, 2026	By:	/s/ Nicole Sherman
Nicole Sherman
President and Chief Executive Officer (Duly Authorized Representative/Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald L. Nies	By:	/s/ Nicole Sherman
	Gerald L. Nies		Nicole Sherman
	Chairman of the Board		President and Chief Executive Officer (Principal Executive Officer)

Date:	June 12, 2026	Date:	June 12, 2026

By:	/s/ David Lam	By:	/s/ Bess R. Wills
	David Lam		Bess R. Wills
	Executive Vice President and		Director
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	June 12, 2026	Date:	June 12, 2026

By:	/s/ Bradley J. Carlson	By:	/s/ Patricia W. Eby
	Bradley J. Carlson		Patricia W. Eby
	Director		Director

Date:	June 12, 2026	Date:	June 12, 2026

By:	/s/ Larry A. Hoff	By:	/s/ Stacey A. Graham
	Larry A. Hoff		Stacey A. Graham
	Director		Director

Date:	June 12, 2026	Date:	June 12, 2026

By:	/s/ Valerie Moreno	By:	/s/ Jon Girod
	Valerie Moreno		Jon Girod
	Director		Director

Date:	June 12, 2026	Date:	June 12, 2026

By:	/s/ Kourosh Zamanizadeh
Kourosh Zamanizadeh
Director

Date:	June 12, 2026