Form 10-Q
period 2026-06-30
RIVERVIEW BANCORP INC
filed 2026-08-14
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 19,953,186 shares outstanding, as of August 14, 2026.

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

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements, including, but not limited to:

●	Adverse economic conditions in our local markets or other markets where we have lending relationships.
●	Changes in employment levels, labor shortages, persistent inflation, recessionary pressures, or slowing economic growth.
●	Changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”).
●	The impact of inflation and related monetary and fiscal policy responses.
●	Effects of a federal government shutdown, debt ceiling standoff, or other fiscal uncertainty.
●	Bank failures or adverse developments at other banks, and any governmental or societal responses.
●	Credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses and provision for credit losses.
●	Changes in the general interest rates, short and long-term interest rate differentials, deposit interest rates, our net interest margin and funding sources.
●	Fluctuations in loan demand, unsold homes, land and property values and secondary market conditions for loans.
●	Results of examinations by regulatory authorities and potential requirements to increase credit loss allowances, write-down assets, reclassify assets, change our regulatory or capital position or affect our liquidity and earnings.
●	The ability to adapt to rapid technological changes, including advancements related to artificial intelligence; (“AI”), digital banking platforms, and cybersecurity.
●	Risks associated with the use of AI in credit underwriting, customer service, and operations, including model error, algorithmic bias, regulatory scrutiny under fair lending laws, and reliance on third-party AI providers;
●	Legislation or regulatory changes, including but not limited to changes in capital requirements, banking regulation, tax laws, or consumer protection laws.
●	Our ability to attract and retain deposits and manage operating costs and expenses.
●	Use of estimates in determining the fair value of assets, which may prove incorrect.
●	Staffing fluctuations in response to product demand or corporate strategy implementation.
●	Vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks.
●	Retention of key senior management members.
●	Costs and effects of litigation.
●	Expectations regarding key growth initiatives and strategic priorities.
●	Future goodwill impairment.
●	Increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position and loan and deposit products.
●	Changes in consumer spending, borrowing and savings habits.
●	Resource availability to address changes in laws, rules, or regulations or to respond to regulatory actions.
●	Our ability to pay dividends on common stock.
●	Quality and composition of our securities portfolio and adverse changes in securities markets.
●	Inability of key third-party providers to fulfill obligations.
●	Changes in accounting policies and practices.
●	Geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the effects of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, commodity prices, or economic activity.
●	Effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events.
●	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND MARCH 31, 2026

	June 30,	March 31,
	2026
(In thousands, except share and per share data)	(Unaudited)	2026
ASSETS
Cash and cash equivalents (including interest earning deposits in other banks of $85,772 and $104,131)	$102,214	$116,866
Investment securities:
Available for sale, at estimated fair value	175,890	154,768
Loans receivable (net of allowance for credit losses of $15,336 and $15,248)	1,077,963	1,077,236
Prepaid expenses and other assets	12,824	13,153
Accrued interest receivable	4,513	4,133
Federal Home Loan Bank (“FHLB”) stock, at cost	1,631	1,631
Premises and equipment, net	20,586	20,918
Financing lease right-of-use ("ROU") asset	1,029	1,048
Deferred income taxes, net	12,138	12,124
Goodwill	27,076	27,076
Core deposit intangible ("CDI"), net	55	77
Bank owned life insurance ("BOLI")	35,026	34,779
TOTAL ASSETS	$1,470,945	$1,463,809

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,261,602	$1,254,185
Accrued expenses and other liabilities	18,221	18,082
Advance payments by borrowers for taxes and insurance	567	607
FHLB advances	16,100	16,100
Junior subordinated debentures	27,201	27,179
Finance lease liability	1,999	2,020
Total liabilities	1,325,690	1,318,173

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
June 30, 2026 – 20,160,613 shares issued and outstanding	200	203
March 31, 2026 – 20,564,719 shares issued and outstanding
Additional paid-in capital	49,483	51,112
Retained earnings	115,006	113,713
Accumulated other comprehensive loss	(19,434)	(19,392)
Total shareholders' equity	145,255	145,636
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,470,945	$1,463,809

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Three Months Ended
	June 30,
(In thousands, except share and per share data) (Unaudited)	2026	2025
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$14,241	$13,352
Interest on investment securities – taxable	1,253	1,667
Interest on investment securities – nontaxable	42	65
Other interest and dividends	832	291
Total interest and dividend income	16,368	15,375

INTEREST EXPENSE:
Interest on deposits	4,361	3,774
Interest on borrowings	611	1,760
Total interest expense	4,972	5,534
Net interest income	11,396	9,841
Provision for credit losses	—	—
Net interest income after provision for credit losses	11,396	9,841

NON-INTEREST INCOME:
Fees and service charges	1,641	1,572
Asset management fees	1,634	1,552
Income from BOLI	247	222
Other, net	96	80
Total non-interest income, net	3,618	3,426

NON-INTEREST EXPENSE:
Salaries and employee benefits	8,028	7,247
Occupancy and depreciation	1,840	1,868
Data processing	912	742
Amortization of CDI	22	24
Advertising and marketing	330	237
FDIC insurance premium	187	164
State and local taxes	343	225
Telecommunications	55	46
Professional fees	480	416
Other	688	751
Total non-interest expense	12,885	11,720

INCOME BEFORE INCOME TAXES	2,129	1,547
INCOME TAX PROVISION	435	322
NET INCOME	$1,694	$1,225

Earnings per common share:
Basic	$0.08	$0.06
Diluted	0.08	0.06
Weighted average number of common shares outstanding:
Basic	20,373,277	20,976,200
Diluted	20,373,277	20,976,200

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Three Months Ended
	June 30,
(In thousands) (Unaudited)	2026	2025

Net income	$1,694	$1,225

Other comprehensive (loss) income:
Net unrealized holding (losses) gains from available for sale investment securities arising during the period, net of tax benefit (expense) of $14 and ($339), respectively	(42)	1,073
Total comprehensive income, net	$1,652	$2,298

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Loss	Total
	Shares	Amount

For the three months ended June 30, 2025

Balance April 1, 2025	20,976,200	$208	$53,392	$119,717	$(13,303)	$160,014

Net income	—	—	—	1,225	—	1,225
Cash dividends on common stock ($0.02 per share)	—	—	—	(420)	—	(420)
Stock-based compensation	—	—	109	—	—	109
Other comprehensive income, net	—	—	—	—	1,073	1,073
Balance June 30, 2025	20,976,200	$208	$53,501	$120,522	$(12,230)	$162,001

For the three months ended June 30, 2026

Balance April 1, 2026	20,564,719	$203	$51,112	$113,713	$(19,392)	$145,636

Net income	—	—	—	1,694	—	1,694
Cash dividends on common stock ($0.02 per share)	—	—	—	(401)	—	(401)
Stock repurchased	(308,806)	(3)	(1,718)	—	—	(1,721)
Restricted stock forfeited	(95,300)	—	—	—	—	—
Stock-based compensation, net	—	—	89	—	—	89
Other comprehensive loss, net	—	—	—	—	(42)	(42)
Balance June 30, 2026	20,160,613	$200	$49,483	$115,006	$(19,434)	$145,255

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(In thousands) (Unaudited)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,694	$1,225
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	710	873
Purchased loans (accretion) amortization, net	36	(46)
Stock-based compensation expense	89	109
Decrease in deferred loan origination fees, net of amortization	(146)	(125)
Income from BOLI	(247)	(222)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	126	195
Accrued interest receivable	(380)	32
Accrued expenses and other liabilities	148	(2,738)
Net cash provided (used) by operating activities	2,030	(697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	137	5,172
Purchases of loans receivable	(754)	(10,570)
Principal repayments on investment securities available for sale	3,566	1,965
Purchases of investment securities available for sale	(24,814)	—
Principal repayments on investment securities held to maturity	—	5,497
Proceeds from sale of shares in trading asset - VISA stock	114	248
Purchases of premises and equipment and capitalized software	(156)	(76)
Purchase of FHLB stock, net	—	(1,174)
Proceeds from death benefit on BOLI	—	1,223
Net cash (used in) provided by investing activities	(21,907)	2,285

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	7,417	(22,435)
Dividends paid	(410)	(420)
Proceeds from borrowings	—	237,400
Repayment of borrowings	—	(211,300)
Net decrease in advance payments by borrowers for taxes and insurance	(40)	(56)
Principal payments on finance lease liability	(21)	(19)
Repurchase of common stock	(1,721)	—
Net cash provided by financing activities	5,225	3,170

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,652)	4,758
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	116,866	29,414
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,214	$34,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,003	$5,624
Income taxes paid, net of refunds	28	24
NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$403	$420
Net unrealized holding (losses) gains from available for sale investment securities	(56)	1,412
Income tax effect related to other comprehensive (loss) income	14	(339)
Operating lease ROU assets obtained in exchange for operating lease liabilities	—	459
Conversion of shares in trading asset - VISA Stock	114	248

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2026 (“2026 Form 10-K”). The unaudited consolidated results of operations for the three months ended June 30, 2026 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2027.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of related revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company’s operations are managed along two operating segments, consisting of banking operations performed by the Bank and trust and investment services performed by the Trust Company. The trust and investment services segment does not meet the quantitative threshold under GAAP to be considered a reportable segment. As such, these operating segments are aggregated into a single reportable operating segment in the consolidated financial statements. The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM evaluates performance and makes decisions regarding the allocation of operating and capital based on consolidated net income, as reported on the Consolidated Statements of Income. The CODM also reviews total consolidated assets, as reported on the Consolidated Balance Sheets, as a measure of segment assets.

The CODM uses consolidated net income to evaluate income generated from segment assets in making decisions about the allocation of operating and capital resources. Consolidated net income is also used by the CODM to monitor budget versus actual results and in competitive analysis by benchmarking to the Company's competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The CODM is regularly provided with significant segment expense information at a level consistent with that disclosed in the Company's Consolidated Statements of Income.

3.      STOCK PLAN AND STOCK-BASED COMPENSATION

Stock Option Plan - In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. At June 30, 2026, there were 1,300,987 shares available for grant under the 2017 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, considering the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Plan during the three months ended June 30, 2026 and 2025. As of June 30, 2026 and 2025, there were no stock options outstanding.

The Company may grant restricted stock awards pursuant to the 2017 Plan on either a time-based or performance-based vesting schedule. Performance-based awards are subject to the attainment of predetermined performance metrics and all or a portion of such awards may be cancelled if the applicable performance metrics are not achieved. For performance-based awards, stock-based compensation expense is recognized based on the probability of achieving the performance conditions over the requisite service period and is adjusted in subsequent periods if the probability assessment changes. The fair value of restricted stock awards is measured as the closing market price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

Stock-based compensation expense related to restricted stock awards was $89,000 and $109,000 for the three months ended June 30, 2026 and 2025, respectively. The decrease in stock-based compensation expense for the three month period ended June 30, 2026, compared to the prior-year period, was primarily due to the forfeiture of performance-based shares during the current quarter. Unrecognized stock-based compensation expense related to unvested restricted stock awards was $665,000 and $998,000 at June 30, 2026 and 2025, respectively, and is expected to be recognized over a weighted average remaining vesting period of 1.94 years and 2.25 years at June 30, 2026 and 2025, respectively.

The following tables present the activity related to restricted stock awards for the periods shown:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Three Months Ended June 30, 2026	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	184,014	$5.61	161,930	$5.36	345,944	$5.49
Forfeited	—	—	(95,300)	5.15	(95,300)	5.15
Balance, end of period	184,014	$5.61	66,630	$5.66	250,644	$5.62

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Three Months Ended June 30, 2025	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	155,034	$5.74	125,169	$5.66	280,203	$5.71
Balance, end of period	155,034	$5.74	125,169	$5.66	280,203	$5.71

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the

Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the three months ended June 30, 2026 and 2025, there were no stock options excluded in computing diluted EPS.

On January 28, 2026, the Company’s Board of Directors announced the adoption of a stock repurchase program (the “January 2026 repurchase program”), authorizing the Company to purchase up to $4.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The January 2026 repurchase program became effective on February 18, 2026 and will continue until the earlier of the completion of the repurchase limit or 12 months after the effective date, depending upon market conditions. As of June 30, 2026, the Company had repurchased 438,865 shares at a total cost of $2.4 million under the January 2026 repurchase program at an average price of $5.51 per share.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,
	2026	2025
(Dollars and share data in thousands, except per share data)
Basic EPS computation:
Numerator-net income	$1,694	$1,225
Denominator-weighted average common shares outstanding	20,373	20,976
Basic EPS	$0.08	$0.06
Diluted EPS computation:
Numerator-net income	$1,694	$1,225
Denominator-weighted average common shares outstanding	20,373	20,976
Diluted EPS	$0.08	$0.06

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2026
Available for sale:
Municipal securities	$37,092	$10	$(6,886)	$30,216
Agency securities	5,976	—	(756)	5,220
Real estate mortgage investment conduits (1)	53,857	15	(6,998)	46,874
Residential mortgage-backed securities (1)	89,282	52	(9,823)	79,511
Other mortgage-backed securities (2)	15,254	2	(1,187)	14,069

Total available for sale	$201,461	$79	$(25,650)	$175,890

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2026
Available for sale:
Municipal securities	$37,106	$10	$(7,008)	$30,108
Agency securities	5,975	—	(723)	5,252
Real estate mortgage investment conduits (1)	45,206	—	(7,050)	38,156
Residential mortgage-backed securities (1)	81,198	19	(9,626)	71,591
Other mortgage-backed securities (2)	10,798	3	(1,140)	9,661
Total available for sale	$180,283	$32	$(25,547)	$154,768

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.

The contractual maturities of investment securities as of June 30, 2026 were as follows (in thousands):

	Available for Sale
		Estimated
	Amortized	Fair
	Cost	Value
Due in one year or less	$701	$698
Due after one year through five years	4,593	4,310
Due after five years through ten years	28,538	24,280
Due after ten years	167,629	146,602
Total	$201,461	$175,890

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of securities in an unrealized loss position, the amount of unrealized losses and the length of time these unrealized losses existed were as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2026	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$445	$(1)	$28,590	$(6,885)	$29,035	$(6,886)
Agency securities	—	—	5,220	(756)	5,220	(756)
Real estate mortgage investment conduits (1)	9,766	(24)	32,191	(6,974)	41,957	(6,998)
Residential mortgage-backed securities (1)	19,756	(116)	49,027	(9,707)	68,783	(9,823)
Other mortgage-backed securities (2)	5,094	(33)	8,910	(1,154)	14,004	(1,187)
Total available for sale	$35,061	$(174)	$123,938	$(25,476)	$158,999	$(25,650)

March 31, 2026

Available for sale:
Municipal securities	$444	$(2)	$28,484	$(7,006)	$28,928	$(7,008)
Agency securities	—	—	5,252	(723)	5,252	(723)
Real estate mortgage investment conduits (1)	4,986	(21)	33,170	(7,029)	38,156	(7,050)
Residential mortgage-backed securities (1)	15,528	(49)	50,590	(9,577)	66,118	(9,626)
Other mortgage-backed securities (2)	72	(3)	9,386	(1,137)	9,458	(1,140)
Total available for sale	$21,030	$(75)	$126,882	$(25,472)	$147,912	$(25,547)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.

Allowance for Credit Losses (“ACL”) on Available for Sale Debt Securities – Each reporting period, the Company assesses each available for sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on available for sale debt securities at June 30, 2026 and March 31, 2026. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

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

The Company had no sales and realized no gains or losses on sales of investment securities for the three months ended June 30, 2026 and 2025. Investment securities available for sale with an amortized cost of $25.9 million and $26.4 million and an estimated fair value of $21.6 million and $22.2 million at June 30, 2026 and March 31, 2026, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities available for sale with an amortized cost of $48.5 million and $49.2 million and a fair value of $40.2 million and $41.0 million at June 30, 2026 and

March 31, 2026, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

6.      LOANS AND ACL

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. Deferred loan fees totaled $4.2 million and $4.3 million at June 30, 2026 and March 31, 2026, respectively. Discounts and premiums on loans receivable totaled $988,000 and $1.5 million, respectively, at June 30, 2026, compared to $1.0 million and $1.6 million, respectively, at March 31, 2026. Loans receivable consisted of the following at the dates indicated (in thousands):

	June 30,	March 31,
	2026	2026
Commercial and construction
Commercial business	$222,902	$219,846
Commercial real estate	611,710	611,634
Land	13,168	9,143
Multi-family	102,956	103,614
Real estate construction	21,660	24,040
Total commercial and construction	972,396	968,277

Consumer
Real estate one-to-four family	95,056	96,698
Other installment	25,847	27,509
Total consumer	120,903	124,207

Total loans	1,093,299	1,092,484

Less: ACL for loans	15,336	15,248
Loans receivable, net	$1,077,963	$1,077,236

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2026, loans carried at $739.7 million were pledged as collateral to the FHLB and FRB pursuant to borrowing agreements.

Substantially all the Company’s business activity is with clients located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding AOCI. As of June 30, 2026 and March 31, 2026, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

At June 30, 2026, a $3.0 million or 1% of CRE loan type was modified due to borrowers experiencing diminished cashflow. The Company agreed to modify payments for 6 month to be interest only, reducing the monthly principal payment to zero during those months. There were no loans past due at June 30, 2026 that had been modified in the previous 12 months.

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

Loss – These loans have a risk rating of 9 and are rated in accordance with regulatory guidelines. Such loans are charged-off, or partially charged-off, when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. Such loans are generally fully reserved in the ACL prior to charge-off.

The following table sets forth the Company’s loan portfolio at June 30, 2026 and March 31, 2026 by risk attribute and year of origination as well as current period gross charge-offs (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2027	2026	2025	2024	2023	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$2,492	$10,970	$15,291	$16,133	$45,014	$112,145	$16,540	$218,585
Special Mention	—	—	1,066	—	—	680	1,965	3,711
Substandard	—	—	119	—	—	487	—	606
Total commercial business	$2,492	$10,970	$16,476	$16,133	$45,014	$113,312	$18,505	$222,902
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$670	$76,602	$46,718	$39,441	$46,813	$324,784	$—	$535,028
Special Mention	—	2,509	—	2,546	10,419	32,099	—	47,573
Substandard	—	1,843	—	—	4,934	22,332	—	29,109
Total commercial real estate	$670	$80,954	$46,718	$41,987	$62,166	$379,215	$—	$611,710
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land
Risk rating
Pass	$101	$12,075	$596	$—	$—	$197	$199	$13,168
Total land	$101	$12,075	$596	$—	$—	$197	$199	$13,168
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$1,594	$13,610	$1,003	$917	$38,190	$46,700	$—	$102,014
Special Mention	—	—	—	—	274	471	—	745
Substandard	—	—	100	—	—	62	—	162
Doubtful	—	—	—	—	—	35	—	35
Total multi-family	$1,594	$13,610	$1,103	$917	$38,464	$47,268	$—	$102,956
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2027	2026	2025	2024	2023	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$6,591	$14,067	$1,002	$—	$—	$—	$—	$21,660
Total real estate construction	$6,591	$14,067	$1,002	$—	$—	$—	$—	$21,660
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$—	$—	$—	$70,760	$24,296	$95,056
Total real estate one-to-four family	$—	$—	$—	$—	$—	$70,760	$24,296	$95,056
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Risk rating
Pass	$879	$13,711	$10,458	$219	$156	$51	$373	$25,847
Total other installment	$879	$13,711	$10,458	$219	$156	$51	$373	$25,847
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans receivable, gross
Risk rating
Pass	$12,327	$141,035	$75,068	$56,710	$130,173	$554,637	$41,408	$1,011,358
Special Mention	—	2,509	1,066	2,546	10,693	33,250	1,965	52,029
Substandard	—	1,843	219	—	4,934	22,881	—	29,877
Doubtful	—	—	—	—	—	35	—	35
Total loans receivable, gross	$12,327	$145,387	$76,353	$59,256	$145,800	$610,803	$43,373	$1,093,299
Total current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$6,270	$15,664	$16,776	$46,668	$77,604	$38,064	$13,459	$214,505
Special Mention	—	1,253	—	—	404	—	3,039	4,696
Substandard	—	126	—	—	—	519	—	645
Total commercial business	$6,270	$17,043	$16,776	$46,668	$78,008	$38,583	$16,498	$219,846
Current YTD gross write-offs	$—	$—	$—	$398	$—	$—	$1	$399

Commercial real estate
Risk rating
Pass	$70,158	$46,935	$40,035	$56,434	$132,992	$216,215	$—	$562,769
Special Mention	2,296	237	2,560	6,230	2,598	23,132	—	37,053
Substandard	1,856	93	—	—	2,490	7,373	—	11,812
Total commercial real estate	$74,310	$47,265	$42,595	$62,664	$138,080	$246,720	$—	$611,634
Current YTD gross write-offs	$—	$—	$—	$—	$—	$911	$—	$911

Land
Risk rating
Pass	$7,441	$600	$—	$886	$72	$148	$(4)	$9,143
Total land	$7,441	$600	$—	$886	$72	$148	$(4)	$9,143
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$10,609	$1,008	$923	$42,920	$34,957	$12,487	$—	$102,904
Special Mention	—	—	—	322	—	183	—	505
Substandard	—	100	—	—	17	52	—	169
Doubtful	—	—	—	—	—	36	—	36
Total multi-family	$10,609	$1,108	$923	$43,242	$34,974	$12,758	$—	$103,614
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$22,010	$2,030	$—	$—	$—	$—	$—	$24,040
Total real estate construction	$22,010	$2,030	$—	$—	$—	$—	$—	$24,040
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$—	$—	$54,684	$18,140	$23,867	$96,691
Substandard	—	—	—	—	—	—	7	7
Total real estate one-to-four family	$—	$—	$—	$—	$54,684	$18,140	$23,874	$96,698
Current YTD gross write-offs	$—	$—	$—	$—	$—	$28	$—	$28

Other installment
Risk rating
Pass	$14,912	$11,641	$240	$177	$34	$34	$471	$27,509
Total other installment	$14,912	$11,641	$240	$177	$34	$34	$471	$27,509
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$18	$18

Total loans receivable, gross
Risk rating
Pass	$131,400	$77,878	$57,974	$147,085	$300,343	$285,088	$37,793	$1,037,561
Special Mention	2,296	1,490	2,560	6,552	3,002	23,315	3,039	42,254
Substandard	1,856	319	—	—	2,507	7,944	7	12,633
Doubtful	—	—	—	—	—	36	—	36
Total loans receivable, gross	$135,552	$79,687	$60,534	$153,637	$305,852	$316,383	$40,839	$1,092,484
Total current YTD gross write-offs	$—	$—	$—	$398	$—	$939	$19	$1,356

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

The methodology for estimating the amount of expected credit losses has two basic components: (i) a general component for pools of loans that share similar risk characteristics; and (ii) an individual component for loans that do not share risk characteristics with other loans and are evaluated individually. The Company’s ACL model methodology is to build a reserve rate using historical life-of-loan default rates combined with assessments of current loan portfolio information and current and forecasted economic environment and business cycle information. The model uses statistical analysis to determine the life of loan default rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasted economic environment and collateral values. For loans that are individually evaluated, an allowance is established when the discounted cash flows or collateral value (less estimated selling costs, if applicable) is lower than the carrying value of the loan.

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

The following tables detail activity in the ACL for loans for the three months ended June 30, 2026 and 2025, by loan category (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
June 30, 2026	Business	Real Estate	Land	Family	Construction	Consumer	Total

Beginning balance	$4,587	$7,527	$192	$468	$432	$2,042	$15,248
(Recapture of) provision for credit losses	(211)	(230)	304	103	172	(138)	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	88	88
Ending balance	$4,376	$7,297	$496	$571	$604	$1,992	$15,336

Three months ended
June 30, 2025

Beginning balance	$5,033	$7,492	$83	$444	$480	$1,842	$15,374
(Recapture of) provision for credit losses	(174)	158	(11)	(4)	(147)	178	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	52	52
Ending balance	$4,859	$7,650	$72	$440	$333	$2,072	$15,426

Non-accrual loans: Loans are reviewed regularly, and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days or more delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases, and previously accrued but uncollected interest is reversed against interest income. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance under the cost recovery method, whereby payments are not recognized as interest income until the principal balance has been fully recovered. A loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a sustained history of performance in accordance with the contractual terms of the note, generally a minimum of six months. Interest income foregone on non-accrual loans was $148,000 and $4,000 for the three months ended June 30, 2026 and 2025, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands):

				Total
		90 Days		Past
		Or		Due and		Total
	30-89 Days	More		Non-		Loans
June 30, 2026	Past Due	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$1,005	$—	$607	$1,612	$221,290	$222,902
Commercial real estate	14,107	—	8,132	22,239	589,471	611,710
Land	—	—	—	—	13,168	13,168
Multi-family	—	—	—	—	102,956	102,956
Real estate construction	607	—	—	607	21,053	21,660
Consumer	117	—	—	117	120,786	120,903
Total	$15,836	$—	$8,739	$24,575	$1,068,724	$1,093,299

March 31, 2026

Commercial business	$2,346	$—	$645	$2,991	$216,855	$219,846
Commercial real estate	4,118	—	7,112	11,230	600,404	611,634
Land	—	—	—	—	9,143	9,143
Multi-family	—	—	—	—	103,614	103,614
Real estate construction	—	—	—	—	24,040	24,040
Consumer	44	—	7	51	124,156	124,207
Total	$6,508	$—	$7,764	$14,272	$1,078,212	$1,092,484

Loans 90 days or more past due are generally placed on non-accrual status and are therefore reflected in the non-accrual column rather than the 90 days and greater past due column in the table above.

The increase in 30-89 days past due loans at June 30, 2026 was primarily driven by three commercial real estate loans totaling $11.4 million compared to $3.9 million at March 31, 2026. The Company continues to actively monitor and work with the borrowers to address performance issues.

Included in the 30-89 days past due loans at June 30, 2026 and March 31, 2026 were commercial business loans totaling $29,000 and $1.2 million, respectively, fully guaranteed by the SBA or United States Department of Agriculture (“USDA”). These government guaranteed loans are classified as pass-rated and are excluded from the ACL calculation because the Company expects to receive all principal and interest in accordance with the contractual terms of the loan based on the applicable guarantees.

At June 30, 2026, the Company had $8.6 million of non-accrual loans with no ACL and $119,000 of non-accrual loans with an ACL of $3,000. At March 31, 2026, the Company had $7.5 million of non-accrual loans with no ACL and $226,000 of non-accrual loans with an ACL of $5,000. The amortized cost of collateral-dependent loans as of June 30, 2026, was $487,000 and $8.1 million for commercial business and commercial real estate, respectively, compared to $519,000 and $7.0 million, respectively, at March 31, 2026.

7.      GOODWILL

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

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s consolidated financial statements.

The Company performed an impairment assessment as of October 31, 2025 and determined that no impairment of goodwill exists. The Company completed a qualitative assessment of goodwill as of June 30, 2026, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. No assurances can be given that the Company’s goodwill will not be written down in future periods. If adverse economic conditions or any decreases in the Company’s stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the reporting unit and may trigger future impairment charges. Any impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

8.      FEDERAL HOME LOAN BANK ADVANCES

The Company maintains overnight borrowings with the FHLB that are renewed every 90 days until repaid. The interest rate on the Company’s FHLB overnight borrowings was 3.97% at June 30, 2026.

FHLB advances are summarized at the dates indicated (dollars in thousands):

	June 30, 2026	March 31, 2026
FHLB advances	$16,100	$16,100
Weighted average interest rate on FHLB advances (1)	3.92%	4.41%

(1) Computed based on the borrowing activity for the three months ended June 30, 2026 and the fiscal year ended March 31, 2026, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At June 30, 2026, based on collateral values, the Bank had additional borrowing capacity of $268.8 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At June 30, 2026, loans carried at $472.8 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, which totaled $27.2 million at both June 30, 2026 and March 31, 2026, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both June 30, 2026 and March 31, 2026, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at June 30, 2026 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	5.29%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	5.28%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	7.11%	6/2033
		27,836
Fair value adjustment (4)		(635)
Total Debentures		$27,201

(1)	The trust preferred securities reprice quarterly based on the three-month Chicago Mercantile Exchange (“CME”) Term SOFR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
June 30, 2026	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$30,216	$—	$30,216	$—
Agency securities	5,220	—	5,220	—
Real estate mortgage investment conduits	46,874	—	46,874	—
Residential mortgage-backed securities	79,511	—	79,511	—
Other mortgage-backed securities	14,069	—	14,069	—
Total assets measured at fair value on a recurring basis	$175,890	$—	$175,890	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2026	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$30,108	$—	$30,108	$—
Agency securities	5,252	—	5,252	—
Real estate mortgage investment conduits	38,156	—	38,156	—
Residential mortgage-backed securities	71,591	—	71,591	—
Other mortgage-backed securities	9,661	—	9,661	—
Total assets measured at fair value on a recurring basis	$154,768	$—	$154,768	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 during the three months ended June 30, 2026 and the year ended March 31, 2026.

The following methods were used to estimate the fair value of financial instruments above:

Investment securities are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third-party pricing service to assist the Company in determining the estimated fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. Investment securities are included within Level 3 of the hierarchy when there are significant unobservable inputs.

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

Management reviews the pricing information received from the third-party pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, management compares prices received from the pricing service to discounted cash flow models, or by performing independent valuations of inputs and assumptions similar to those used by the pricing service, in order to help ensure prices represent a reasonable fair value estimate.

There were no assets measured at estimated fair value on a nonrecurring basis at either June 30, 2026 or March 31, 2026.

The following disclosure of the estimated fair value of financial instruments is made in accordance with GAAP. The Company, using available market information and appropriate valuation methodologies, has determined the fair value estimates. However, considerable judgment is necessary to interpret market data in the development of the estimated of fair value. Accordingly, the estimated fair values presented herein are not necessarily indicative of the amounts the Company could realize in the future. The use of different market assumptions and/or estimation methodologies may have a material effect on the fair values estimates.

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
June 30, 2026	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$102,214	$102,214	$—	$—	$102,214
Investment securities available for sale	175,890	—	175,890	—	175,890
Loans receivable, net	1,077,963	—	—	1,030,425	1,030,425
FHLB stock	1,631	—	1,631	—	1,631

Liabilities:
Certificates of deposit	247,174	—	246,358	—	246,358
FHLB advances	16,100	—	16,074	—	16,074
Junior subordinated debentures	27,201	—	—	20,338	20,338

	Carrying				Estimated
March 31, 2026	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$116,866	$116,866	$—	$—	$116,866
Investment securities available for sale	154,768	—	154,768	—	154,768
Loans receivable, net	1,077,236	—	—	1,029,755	1,029,755
FHLB stock	1,631	—	1,631	—	1,631

Liabilities:
Certificates of deposit	248,619	—	248,116	—	248,116
FHLB advances	16,100	—	16,074	—	16,074
Junior subordinated debentures	27,179	—	—	20,187	20,187

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

11.      NEW ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement (Topic 220): Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. The amendments in this ASU require entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The new standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement (Subtopic 220-40): Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Clarifying the Effective Date. The amendments in this ASU amend the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2025-01 is permitted. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326) - Purchased Loans. The amendments expand the population of acquired financial assets subject to the gross-up approach in Topic 326. Under the new guidance, loans (excluding credit card loans) acquired without credit deterioration and deemed “seasoned” are classified as purchased seasoned loans and accounted for using the gross-up approach at acquisition. The standard is effective for annual periods beginning after December 15, 2026, including interim periods within those annual reporting periods. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. The amendments provide a comprehensive list of interim disclosures required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than expand or reduce interim disclosure requirements. The standard is effective for interim reporting periods within annual periods beginning after December 15, 2027. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from clients are generally collected at the time services are rendered, monthly, or quarterly. For contracts with clients within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the client’s transaction. The Company is generally the principal in these contracts, with the exception of interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third parties and is recognized as the related transactions occur or services are rendered to the client. For the three months ended June 30, 2026 and 2025, substantially all of the Company’s revenues within the scope of ASC 606 were for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income, disaggregated by type of service (in thousands):

	Three Months Ended
	June 30,
	2026	2025

Asset management fees	$1,634	$1,552
Debit card and ATM fees	761	762
Deposit related fees	568	528
Loan related fees	177	110
Income from BOLI (1)	247	222
FHLMC loan servicing fees (1)	15	17
Other, net	216	235
Total non-interest income, net	$3,618	$3,426

(1)	Not within scope of ASC 606

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

Other: Fees earned from other services, such as merchant services or occasional non-recurring type services or events, are recognized at the time of the event or the applicable billing cycle.

Contract Balances

As of June 30, 2026 and 2025, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of June 30, 2026 and 2025.

13.      COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements – In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its clients. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. These instruments, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The

Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments.

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

Significant off-balance sheet commitments at June 30, 2026 are listed below (in thousands):

Contract or Notional
Amount
June 30,
2026
Commitments to extend credit:
Adjustable-rate	$6,802
Fixed-rate	86
Standby letters of credit	1,600
Undisbursed loan funds and unused lines of credit	119,222
Total	$127,710

Other contractual obligations – In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. Loans under warranty totaled $23.5 million and $24.7 million at June 30, 2026 and March 31, 2026, respectively, which substantially represents the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes that the potential for loss under these arrangements is remote. At both June 30, 2026 and March 31, 2026 the Company had an ACL for FHLMC loans of $12,000.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively ensure that no losses of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company did not incur any losses related to public depository funds for the three months ended June 30, 2026 and 2025.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments subject to future events.

Litigation – The Company is periodically involved in litigation arising from the ordinary course of business, some of which may involve claims for substantial or uncertain amounts. At least quarterly, management assesses liabilities and contingencies in connection with all outstanding or new legal matters, utilizing the most recent information available. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. If management determines that a loss from a matter is probable and the amount of the loss can be reasonably estimated, the Company will establish an accrual for the loss. Once established, an accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to estimate the amount of loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management’s estimates may change from time to time. Any estimate or determination relating to the future resolution of legal matters is uncertain and involves significant judgment. Management usually is unable to determine whether an outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss until relatively late in the process.

14.      LEASES

The Company has a finance lease for the shell of the building constructed as the Company’s operations center which expires in November 2039. The Company is also obligated under various noncancelable operating lease agreements for land, buildings and equipment that require future minimum rental payments. For each operating lease with an initial term of more than 12 months, the Company records an operating lease ROU asset (representing the right to use the underlying asset for the lease term) and an operating lease liability (representing the obligation to make lease payments required under the terms of the lease). ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate – derived from information available at the lease commencement date – as the discount rate when determining the present value of lease payments. The Company does not have any operating leases with an initial term of 12 months or less. Certain operating leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Certain operating leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. Lease extensions are not reasonably certain and the Company generally does not include payments occurring during option periods in the calculation of its operating lease ROU asset and operating lease liability.

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheets at the dates indicated (in thousands):

	June 30,		March 31,		Classification in the
Leases	2026		2026		consolidated balance sheets
Finance lease ROU asset	$1,029		$1,048		Financing lease ROU asset
Finance lease liability	$1,999		$2,020		Finance lease liability
Finance lease remaining lease term	13.43	years	13.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU asset	$3,357		$3,629		Prepaid expenses and other assets
Operating lease liability	$3,537		$3,820		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	3.66	years	3.86	years
Operating lease weighted-average discount rate	1.84%		1.86%

The table below presents certain information related to the lease costs for financing and operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended
Lease Costs	June 30, 2026	June 30, 2025
Finance lease amortization of ROU asset	$19	$19
Finance lease interest on lease liability	36	37
Operating lease costs	290	288
Variable lease costs	—	—
Total lease cost (1)	$345	$344

(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Cash paid for amounts included in the measurement of operating lease liabilities was $307,000 for the three months ended June 30, 2026, compared to $288,000 for the three months ended June 30, 2025.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of June 30, 2026 (in thousands):

Fiscal Year Ending March 31:	Operating	Finance
	Leases	Lease
Remainder of 2027	$912	$173
2028	1,002	232
2029	787	232
2030	796	232
2031	272	232
Thereafter	—	2,015
Total minimum lease payments	3,769	3,116
Less: amount of lease payments representing interest	(232)	(1,117)
Lease liabilities	$3,537	$1,999

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended March 31, 2026 (“2026 Form 10-K”) under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and Part II. Item 8, “Note 1. Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosures contained in the Company’s 2026 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personalized service to residents and business within its primary market area. The Company considers Clark, Klickitat and Skamania counties in Washington, and Multnomah, Washington and Marion counties in Oregon, to comprise its primary market area. The Company is engaged primarily in attracting deposits from the general public and using such funds within its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $1.08 billion at both June 30, 2026 and March 31, 2026.

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

Operating Strategy

Fiscal year 2027 marked the 103rd anniversary for Riverview Bank, which opened for business in 1923. Our primary business strategy is to provide comprehensive banking and related financial services within our primary market area. The Company’s goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular, commercial real estate and commercial business loans), increasing core deposit balances, managing problem assets, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Execution of our Business Plan. The Company remains focused on expanding its loan portfolio, particularly higher-yielding commercial and construction loans, and growing its core deposit base by deepening client relationships throughout its primary market areas. While residential real estate lending was historically a primary focus, the Company has diversified its loan portfolio in recent years through the strategic growth of its commercial and construction loan portfolios. In fiscal year 2021, the Company ceased originating one-to-four family residential real estate loans but continues to purchase such loans consistent with its asset/liability management objectives. At June 30, 2026, commercial and construction loans represented 88.9% of total loans. Commercial lending, including CRE, generally involves greater credit risk than residential lending. However, these risks are often compensated by higher interest margins and fee income, contributing to enhanced loan portfolio profitability. To support its growth and profitability objectives, the Company is committed to a relationship-based banking model designed to strengthen client loyalty, identify new lending opportunities, and improve client-level profitability through cross-selling deposit, treasury management, and other banking services. The Company continues to build its core deposit base by offering competitive products, enhancing digital banking capabilities, and prioritizing high-quality client service. Additionally, the Company seeks to expand its banking franchise through de novo branch development, selective acquisitions of branches or loan portfolios, and whole bank transactions that align with its strategic and financial goals.

Maintaining Strong Asset Quality. The Company believes that strong asset quality is a key to long-term financial success. The Company has actively managed delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts, marketing saleable properties upon foreclosure or repossession, and through work-outs of classified assets and loan charge-offs. The Company’s approach to credit management uses well defined policies and procedures and disciplined underwriting criteria resulting in our strong asset quality and credit metrics in fiscal year 2027. Although the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate, real estate construction and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, the Company intends to manage credit exposure through the use of experienced bankers in these areas and a conservative approach to its lending.

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its clients more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in client use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and new deposit products. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each client’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $952.2 million and $908.1 million at June 30, 2026 and March 31, 2026, respectively. The Company also offers a third-party identity theft product to its clients. The identity theft product assists our clients in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers a variety of deposit products, including personal checking, savings, and money market accounts, which generally represent lower-cost and more stable sources of funding compared to certificates of deposit. These core deposits are less sensitive to interest rate fluctuations and play a key role in supporting the Company’s funding and liquidity strategy. To strengthen its funding base, the Company continues to prioritize the growth of core deposits over higher-cost funding sources, such as brokered deposits, FHLB advances, and FRB borrowings. This approach supports loan growth while helping to manage interest expense and reduce reliance on more volatile wholesale funding sources.  A key element of this strategy is enhancing and deepening client relationships. The Company believes its continued focus on relationship banking will support the expansion of both core deposits and locally sourced retail certificates of deposit. In particular, the Company seeks to increase demand deposits by building business banking relationships, supported by a suite of expanded product offerings tailored to meet the specific needs of its business clients. To further encourage growth in lower-cost deposits, the Company has invested in technology-based solutions designed to improve the client experience and support cash management needs. These include personal financial management tools, business cash management services, and remote deposit capture products, which allow the Company to effectively compete with financial institutions of all sizes. As of June 30, 2026, core branch deposits increased $5.7 million compared to March 31, 2026, reflecting the Company’s continued focus on retaining and growing deposits in light of the strong competition within its market area. Core branch deposits represented 98.3% of total deposits at June 30, 2026 compared to 98.4% at March 31, 2026.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios, based on loan purpose, at the dates indicated (in thousands):

	Commercial Business	Commercial Real Estate Mortgage	Real Estate Construction	Commercial and Construction Total
June 30, 2026

Commercial business	$222,902	$—	$—	$222,902
Commercial construction	—	—	7,493	7,493
Office buildings	—	114,894	—	114,894
Warehouse/industrial	—	116,568	—	116,568
Retail/shopping centers/strip malls	—	89,698	—	89,698
Assisted living facilities	—	340	—	340
Single purpose facilities	—	290,210	—	290,210
Land	—	13,168	—	13,168
Multi-family	—	102,956	—	102,956
One-to-four family construction	—	—	14,167	14,167
Total	$222,902	$727,834	$21,660	$972,396

March 31, 2026

Commercial business	$219,846	$—	$—	$219,846
Commercial construction	—	—	13,619	13,619
Office buildings	—	115,462	—	115,462
Warehouse/industrial	—	118,292	—	118,292
Retail/shopping centers/strip malls	—	90,388	—	90,388
Assisted living facilities	—	343	—	343
Single purpose facilities	—	287,149	—	287,149
Land	—	9,143	—	9,143
Multi-family	—	103,614	—	103,614
One-to-four family construction	—	—	10,421	10,421
Total	$219,846	$724,391	$24,040	$968,277

Comparison of Financial Condition at June 30, 2026 and March 31, 2026

Total assets increased $7.1 million, or 0.5%, at June 30, 2026, from March 31, 2026. The increase was primarily attributable to a $21.1 million increase in available-for-sale investment securities, partially offset by a $14.7 million decrease in cash and cash equivalents. Loans receivable remained relatively stable, increasing $727,000 during the quarter.

Cash and cash equivalents, including interest-earning deposits in other banks, totaled $102.2 million at June 30, 2026, compared to $116.9 million at March 31, 2026. The decrease primarily reflects the deployment of liquidity into investment securities and, to a lesser extent, loan growth during the period, partially offset by an increase in deposits.  Cash balances typically fluctuate based upon funding needs, deposit activity, and investment securities activity.

Investment securities totaled $175.9 million and $154.8 million at June 30, 2026 and March 31, 2026, respectively. The increase was primarily due to purchases of investment securities totaling $24.8 million, partially offset by normal principal repayments, calls and maturities. The Company had no sales of securities during the three months ended June 30, 2026. The Company’s investment portfolio primarily consists of a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At June 30, 2026, the Company determined that none of its investment securities required an ACL. For additional information regarding the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, totaled $1.08 billion at both June 30, 2026 and March 31, 2026.  While the overall balance remained unchanged, land loans increased by $4.0 million and commercial business loans increased by $3.1 million.  These increases were partially offset by decreases in real estate construction loans of $2.4 million, reflecting the completion and repayment of projects in prior periods, and consumer loans of $3.3 million.

The Company no longer originates one-to-four family mortgage loans but may occasionally purchase such loans consistent with its asset/liability management objectives. Additionally, the Company purchases loans originated by third parties outside its primary market area to supplement loan originations and diversify the portfolio. Purchased loans totaled $40.7 million at June 30, 2026 compared to $43.6 million at March 31, 2026, a decrease of $2.9 million. The decrease was primarily attributable to normal paydowns and payoffs, partially offset by consumer loan purchases totaling $754,000. The Company also purchases the guaranteed portion of SBA loans to further diversify the loan portfolio, supplement loan originations and generate higher yields than overnight cash or other short-term investments. These SBA loans are originated by financial institutions outside the Company’s primary market area and are purchased with servicing retained by the seller. At June 30, 2026, the Company’s purchased SBA loan portfolio totaled $41.6 million compared to $42.7 million at March 31, 2026, reflecting normal principal paydowns.

Deposits totaled $1.26 billion at June 30, 2026 compared to $1.25 billion at March 31, 2026. While overall deposit levels remained relatively stable, there was a shift in the composition during the period. Increases in interest checking of $30.4 million was partially offset by decreases in money market accounts of $18.8 million, regular savings accounts of $3.5 million, and certificate of deposit accounts of $1.4 million. The migration away from lower- or non-interest-bearing accounts to interest checking products is consistent with industry trends as depositors seek to optimize returns on their funds. The Company had no wholesale-brokered deposits at June 30, 2026 and March 31, 2026. Core branch deposits accounted for 98.3% of total deposits at June 30, 2026, compared to 98.4% at March 31, 2026. The Company intends to continue focusing on growing core deposits and deepening client relationships rather than relying on wholesale funding sources.

FHLB advances totaled $16.1 million at both June 30, 2026, and March 31, 2026, and were comprised entirely of overnight advances. The Company used FHLB advances as part of its asset/liability management strategy.

Shareholders' equity decreased $381,000 to $145.3 million at June 30, 2026, compared to $145.6 million at March 31, 2026. The decrease was primarily driven by the repurchase of 308,806 shares of common stock for $1.7 million and cash dividend payments of $401,000, partially offset by net income of $1.7 million during the quarter.

Capital Resources

The Bank is a state-chartered, federally insured institution subject to various regulatory capital requirements administered by the FDIC and Washington State Department of Financial Institutions, Division of Banks. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Bank’s operations and financial conditions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 capital to average tangible assets (leverage ratio), as set forth in the table below. Management believes the Bank met all capital adequacy requirements to which it was subject as of June 30, 2026.

As of June 30, 2026, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total Capital:
(To Risk-Weighted Assets)	$171,759	15.64%	$87,828	8.0%	$109,785	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	158,012	14.39	65,871	6.0	87,828	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	158,012	14.39	49,403	4.5	71,361	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	158,012	10.96	57,665	4.0	72,082	5.0

March 31, 2026
Total Capital:
(To Risk-Weighted Assets)	$170,932	15.62%	$87,536	8.0%	$109,421	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	157,231	14.37	65,652	6.0	87,536	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	157,231	14.37	49,239	4.5	71,123	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	157,231	10.60	59,313	4.0	74,141	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. As of June 30, 2026, the Bank’s CET1 capital exceeded the required capital conservation buffer by more than the required 2.5% of risk-weighted assets.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at June 30, 2026, the Company would have exceeded all regulatory capital requirements.

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

Liquidity

Liquidity is essential to our business. The objectives of the Bank’s liquidity management are to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan clients, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank.

Liquidity management is both a short and long-term responsibility of the Company’s management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond those provided through its normal operating activities, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for a reduction in other sources of funds or on a long-term basis to support lending activities.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2026, deposits increased $7.4 million, providing a stable funding base. The Bank uses its funding sources primarily to support lending activities, manage deposit withdrawals, fund investment activities, and meet ongoing operational needs. At June 30, 2026, cash and cash equivalents and available for sale investment securities totaled $278.1 million, or 18.9% of total assets. Management believes that the Company’s security portfolio is of high quality and generally marketable. The level of liquid assets is influenced by the Company’s operating, financing, lending, and investing activities during any given period. In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At June 30, 2026, the Bank had no advances from the FRB and maintained a credit facility with the FRB with available borrowing capacity of $219.3 million, subject to sufficient collateral. FHLB advances totaled $16.1 million at the same date, with additional borrowing capacity of $268.8 million, also subject to adequate collateral and stock investment. At June 30, 2026, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on the quality and risk rating of pledged loan collateral, and counterparties may adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has used brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At June 30, 2026 and March 31, 2026, the Bank had no wholesale brokered deposits. The Bank also participates in the Certificate of Deposit Account Registry Services (“CDARS”) and Insured Cash Sweep (“ICS”) deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for a depositor and obtain “pass-through” insurance for the total deposits. The Bank’s CDARS and ICS balances were $27.6 million, or 2.19% of total deposits and $30.2 million, or 2.41% of total deposits, at June 30, 2026 and March 31, 2026, respectively. The combination of all the Bank’s funding sources gives the Bank available liquidity of $969.7 million, or 65.92% of total assets at June 30, 2026.

At June 30, 2026, the Company had total commitments of $127.7 million, which includes commitments to extend credit of $6.9 million, unused lines of credit totaling $104.1 million, undisbursed construction loans totaling $15.1 million, and standby letters of credit totaling $1.6 million. For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2026 totaled $244.1 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Partially offsetting these cash outflows are scheduled loan maturities of less than one year totaling $69.1 million at June 30, 2026.

The Company incurs capital expenditures on an ongoing basis to expand and improve its product offerings, enhance and modernize its technology infrastructure, and to introduce new technology-based products to compete effectively in its markets. The Company evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and client retention) and its expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for its services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on its current capital allocation objectives, during the remainder of fiscal 2027 the Company expects cash expenditures of approximately $2.0 million for capital investment in premises and equipment.

Riverview, as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.02 per share, as approved by the Board of Directors, which management believes is a dividend rate per share which enables the Company to balance its multiple objectives of managing and investing in the Bank and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during fiscal 2027 at this rate of $0.02 per share, average total dividends paid each quarter would be approximately $403,000 based on the number of the Company’s outstanding shares at June 30, 2026. At June 30, 2026, Riverview Bancorp, Inc. had $2.9 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets were $8.7 million or 0.59% of total assets at June 30, 2026, compared to $7.8 million or 0.53% of total assets at March 31, 2026. The increase in nonperforming assets was primarily due to an increase in nonaccrual commercial real estate loans during the quarter. The Company had recoveries totaling $88,000 for the three months ended June 30, 2026, compared to net charge-offs of $1.3 million during the fiscal year ended June 30, 2026. The Company had one real estate owned property with a carrying value of zero at both June 30, 2026 and March 31, 2026.

The following table sets forth information regarding the Company’s nonperforming loans, consisting of nonaccrual loans at the dates indicated (dollars in thousands):

	June 30, 2026		March 31, 2026
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	4	$607	4	$645
Commercial real estate	4	8,132	4	7,112
Consumer	—	—	1	7
Total	8	$8,739	9	$7,764

The ACL for loans was $15.3 million or 1.40% of total loans at June 30, 2026, and $15.2 million or 1.40% of total loans at March 31, 2026. The Company did not record a provision for credit losses for the three months ended June 30, 2026 or June 30, 2025. At June 30, 2026, the Company’s allowance for credit losses equaled 175% of  nonperforming loans, compared to 196% at March 31, 2026. The allowance for collectively evaluated loans was 1.41% at both June 30, 2026 and March 31, 2026.

Management considers the ACL for loans and unfunded loan commitments to be adequate at June 30, 2026 based on an evaluation of various factors affecting the loan portfolio. The Company believes the ACL has been established in accordance with GAAP; however, material increases may be required if economic conditions worsen, regulatory outcomes change, or other relevant factors emerge. Significant increases in the ACL may also be necessary if borrower credit quality deteriorates or collateral values decline. Such an increase could negatively impact the Company’s future financial condition and results of operations. For further information regarding the Company’s individually evaluated loans and ACL for loans, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2026	March 31, 2026

Loans accounted for on a non-accrual basis:
Commercial business	$607	$645
Commercial real estate	8,132	7,112
Consumer	—	7
Total nonperforming loans	8,739	7,764
Real estate owned (“REO”)	—	—
Total nonperforming assets	$8,739	$7,764

Foregone interest on non-accrual loans	$148	$240

(1)	Three months ended June 30, 2026 and year ended March 31, 2026.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Northwest	Southwest
	Oregon	Washington	Total
June 30, 2026

Commercial business	$120	$487	$607
Commercial real estate	8,102	30	8,132
Total nonperforming assets	$8,222	$517	$8,739

	Northwest	Southwest
	Oregon	Washington	Total

March 31, 2026

Commercial business	$126	$519	$645
Commercial real estate	7,077	35	7,112
Consumer	—	7	7
Total nonperforming assets	$7,203	$561	$7,764

At June 30, 2026, loans delinquent 30-89 days totaled $15.8 million, or 1.45% of total loans, compared to $6.5 million, or 0.60% of total loans, at March 31, 2026. The increase was primarily driven by three CRE loans totaling $11.4 million, the largest of which had an outstanding balance of $6.5 million. The Company continues to monitor these loans and work with the borrowers to address repayment and credit-related matters. The Company had no accruing loans that were 90 days or more delinquent at June 30, 2026 and March 31, 2026.

At June 30, 2026, CRE loans represented the largest portion of the loan portfolio at 56.0% of total loans and commercial business loans represented 20.4% of total loans.

Goodwill Valuation

The Company performed its annual goodwill impairment test as of October 31, 2025, and determined that no impairment of goodwill existed. The Company also completed a qualitative assessment of goodwill as of June 30, 2026, and concluded that it is more likely than not that the fair value of the Bank (the reporting unit), exceeds its carrying value at that date. Accordingly, no goodwill impairment was recognized.

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

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

Net Income. Net income was $1.7 million, or $0.08 per diluted share, for the three months ended June 30, 2026, compared to $1.2 million, or $0.06 per diluted share, for the same period in the prior year. The Company’s net income increased primarily as a result of an increase in net interest income, partially offset by an increase in non-interest expense. For the three months ended June 30, 2026, non-interest income increased modestly compared to the prior year period, partially offsetting higher operating expenses.

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

Net interest income for the three months ended June 30, 2026 increased $1.6 million to $11.4 million compared to $9.8 million for the same period in the prior year.  The increase was primarily attributable to higher interest and fee income on loans receivable and lower interest expense on borrowings, partially offset by increased interest expense on deposits.  Net interest margin increased to 3.34% for the three months ended June 30, 2026, from 2.78% for the three months ended June 30, 2025.  The improvement in net interest margin was driven by growth in interest income, reflecting increases in average loan balances and interest-earning deposits held in other banks, as well as lower funding costs resulting from reduced reliance on FHLB advances.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2026 increased $993,000 to $16.4 million compared to $15.4 million for the same period in the prior year. The increase was primarily attributable to higher interest income on loans receivable and interest earning deposits in other banks of $889,000 and $541,000, respectively, partially offset by a $437,000 decrease in interest income on investment securities.  The increase in interest income on loans receivable was primarily due to higher average loan balances and yields, while the increase in interest income on interest-earning deposits in other banks was primarily due to higher average balances.

The increase in interest and fee income on loans receivable was primarily attributable to higher average loan balances and an increase in the average yield on loans. The average yield on loans increased 22 basis points to 5.24% for the three months ended June 30, 2026, compared to 5.02% for the same period in 2025.  The average yield on mortgage loans increased 25 basis points to 5.27% from 5.02%, while the average yield on non-mortgage loans increased 10 basis points to 5.13% from 5.03% during the same period. Average net loans increased $23.7 million to $1.09 billion for the three months ended June 30, 2026, compared to $1.07 billion for the same period in the prior year.  The increase in average loan balances was primarily attributable to growth in mortgage loans, which increased $22.2 million to $817.1 million, while average non-mortgage loans increased $1.5 million to $273.3 million compared to the prior year period.

Interest income on investment securities decreased $437,000 for the three months ended June 30, 2026, compared to the same period in the prior year, due to a decline in the average balance of investment securities, partially offset by higher average yields on the investment portfolio. The average balance of investment securities decreased $146.7 million to $190.5 million for the three months ended June 30, 2026, from $337.2 million for the same period in the prior year. The decrease in average balance of investment securities was primarily attributable to securities sales and repositioning activities undertaken as part of the Company’s balance sheet optimization strategy completed during the fourth quarter of fiscal 2026, as well as normal portfolio paydowns. Despite the lower average balance, the average yield on investment securities increased to 2.75% for the three months ended June 30, 2026, from 2.09% for the same period in the prior year, reflecting higher yields on securities purchased last quarter of fiscal 2026 and during the first quarter of fiscal 2027 for a total of $49.5 million.

Interest Expense. Interest expense decreased $562,000 to $5.0 million for the three months ended June 30, 2026, from $5.5 million for the three months ended June 30, 2025. The decrease was primarily attributable to lower interest expense on FHLB advances, driven by both lower average balances and lower rates, partially offset by higher interest expense on deposits.

Interest expense on deposits increased $587,000 to $4.4 million for the three months ended June 30, 2026, compared to $3.8 million for the same period in 2025. The increase was primarily driven by higher average balances and higher rates paid on interest checking accounts, together with higher average balances of certificates of deposit. These increases were partially offset by lower rates paid on certificates of deposit.

The average rate on interest checking accounts increased 34 basis points to 1.30% for the three months ended June 30, 2026, compared to 0.96% for the same period in 2025.  In addition, the average balance on interest checking accounts increased by $60.9 million to $323.9 million from $263.0 million in the prior year period.  These increases contributed to the higher interest expense on deposits.

The average rate on certificate of deposits decreased eight basis points to 3.35% for the three months ended June 30, 2026, compared to 3.43% for the same period in 2025, while the average balances increased $25.7 million to $251.3 million from $225.6 million in the prior year period. Additionally, the average balance of regular savings accounts decreased by $12.6 million to $151.4 million for the three months ended June 30, 2026, compared to $164.0 million for the same period in 2025.

Interest expense on borrowings decreased $1.1 million to $611,000 for the three months ended June 30, 2026, compared to $1.8 million for the same period in 2025. The decrease was primarily due to lower average balances and rates on FHLB advances. Average FHLB balances declined to $16.1 million for the three months ended June 30, 2026, from $110.3 million for the same period in the prior year. In addition, the average rate on FHLB advances decreased 65 basis points to 3.94% for the three months ended June 30, 2026, from 4.59% for the same period in 2025.

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

	Three Months Ended June 30,
	2026			2025
		Interest			Interest
	Average	and		Average	and
	Balance	Dividend	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$817,074	$10,743	5.27%	$794,887	$9,945	5.02%
Non-mortgage loans	273,297	3,498	5.13	271,825	3,407	5.03
Total net loans (1)	1,090,371	14,241	5.24	1,066,712	13,352	5.02

Investment securities (2)	190,483	1,308	2.75	337,184	1,753	2.09
Interest-earning deposits in other banks	86,398	787	3.65	13,530	141	4.18
Other earning assets	2,467	45	7.32	6,704	150	8.97
Total interest-earning assets	1,369,719	16,381	4.80	1,424,130	15,396	4.34

Non-interest-earning assets:
Office properties and equipment, net	21,856			23,283
Other non-interest-earning assets	61,651			61,661
Total assets	$1,453,226			$1,509,074

Interest-bearing liabilities:
Regular savings accounts	$151,391	47	0.12	$163,966	43	0.11
Interest checking accounts	323,866	1,046	1.30	262,991	632	0.96
Money market accounts	227,502	1,172	2.07	229,532	1,169	2.04
Certificates of deposit	251,276	2,096	3.35	225,567	1,930	3.43
Total interest-bearing deposits	954,035	4,361	1.83	882,056	3,774	1.72

Junior subordinated debentures	27,187	417	6.15	27,101	461	6.82
FHLB advances	16,100	158	3.94	110,309	1,261	4.59
Other interest-bearing liabilities	2,010	36	7.18	2,140	38	7.12
Total interest-bearing liabilities	999,332	4,972	2.00	1,021,606	5,534	2.17

Non-interest-bearing liabilities:
Non-interest-bearing deposits	295,442			313,556
Other liabilities	12,052			12,325
Total liabilities	1,306,826			1,347,487
Shareholders’ equity	146,400			161,587
Total liabilities and shareholders’ equity	$1,453,226			$1,509,074
Net interest income		$11,409			$9,862
Interest rate spread			2.80%			2.17%
Net interest margin			3.34%			2.78%

Ratio of average interest-earning assets to average interest-bearing liabilities			137.06%			139.40%

Tax equivalent adjustment (3)		$13			$21
(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income calculated based on a combined federal and state tax rate of 24% for the two periods.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended June 30,
	2026 vs 2025
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$287	$511	$798
Non-mortgage loans	19	72	91
Investment securities (1)	(896)	459	(437)
Interest-earning deposits in other banks	666	(20)	646
Other earning assets	(81)	(24)	(105)
Total interest income	(5)	998	993

Interest Expense:
Regular savings accounts	(2)	6	4
Interest checking accounts	164	250	414
Money market accounts	(11)	14	3
Certificates of deposit	213	(47)	166
Junior subordinated debentures	1	(45)	(44)
FHLB advances	(946)	(157)	(1,103)
Other interest-bearing liabilities	(2)	—	(2)
Total interest expense	(583)	21	(562)
Net interest income	$578	$977	$1,555

(1)	Interest is presented on a fully tax-equivalent basis.

Provision for Credit Losses. The Company recorded no provision for credit losses for the three months ended June 30, 2026 and 2025. The absence of a provision for the three months ended June 30, 2026 primarily reflected the continued stability of the Company’s credit quality, management’s economic forecast assumptions, and the adequacy of the existing allowance for credit losses. Expected loss estimates also incorporated various borrower and portfolio-level factors, such as client-specific information, changes in risk ratings, projected delinquencies, and the potential impact of economic conditions on borrowers’ ability to repay. For the three months ended June 30, 2026, recoveries totaled $88,000 compared to recoveries of $52,000 for the three months ended June 30, 2025.

At June 30, 2026, the ACL totaled $15.3 million, or 1.40% of total loans, compared to $15.4 million, or 1.44% of total loans, at June 30, 2025. The ACL remained relatively stable compared to the prior year, reflecting the continued strength of the loan portfolio and management’s assessment of expected credit losses. The coverage ratio of ACL to nonperforming loans was 175.49% at June 30, 2026 compared to 196.39% at March 31, 2026.The decline in the coverage ratio primarily reflected an increase in nonperforming loans relative to the allowance rather than any deterioration in the overall adequacy of the ACL. The Company continues to monitor the identified credit relationships and does not currently anticipate losses beyond amounts already reflected in the ACL.

Non-Interest Income. Non-interest income increased $192,000 to $3.6 million for the three months ended June 30, 2026, compared to $3.4 million for the same period in the prior year. The increase was primarily due to an increase of $82,000 in asset management fee income, which resulted from growth in total assets under management by the Trust Company. In addition, fees and service charges increased by $69,000 for the three months ended June 30, 2026, compared to the same period in the prior year, primarily due to an increase in brokered loan fees income. Income from bank-owned life insurance also increased $25,000 as a result of greater earnings on policies.

Non-Interest Expense. Non-interest expense increased $1.2 million to $12.9 million for the three months ended June 30, 2026, compared to $11.7 million for the same period in the prior year. Salaries and employee benefits increased $781,000 primarily due to increases in compensation expenses and employee benefits. These increases were primarily due to strategic investments in personnel supporting the Company’s leadership structure and growth initiatives and higher insurance premiums. Data processing expenses increased $170,000 due to continued investment in the Company’s technology to support its growth initiatives. State and local taxes increased by $118,000 primarily due to higher business and occupational taxes under new state tax requirements and increased sales tax activity related to projects supporting the Company’s strategic initiatives. Advertising and marketing expenses increased by $93,000 primarily due to the timing of various sponsorships. Professional fees increased by $64,000 due to higher legal expenses. Offsetting these increases was a decrease in other non-interest expense of $63,000 due to lower fraud losses and stock-related expenses.

Income Taxes. The provision for income taxes was $435,000 for the three months ended June 30, 2026, compared to $322,000 for the same period in the prior year. The increase in income taxes reflects higher pre-tax income. The Company’s effective tax rate was 20.4% for the three months ended June 30, 2026, compared to 20.8% for the same period in the prior year. Management continues to believe that the Company's deferred tax assets are fully realizable, and therefore no valuation allowance was required at June 30, 2026.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in the market risk disclosures contained in the 2026 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of June 30, 2026, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2026 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended June 30, 2026, the Company did not make any changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

The Company’s disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable, but not absolute, assurance that their objectives are achieved. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. Because of the inherent limitations in any system of internal controls, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns in controls or procedures can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements attributable to errors or fraud may occur and not be detected.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2026 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2026.

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program
April 1, 2026 - April 30, 2026	54,739	$5.43	54,739	$3,005,602
May 1, 2026 - May 31, 2026	80,814	5.51	80,814	2,560,516
June 1, 2026 - June 30, 2026	173,253	5.65	173,253	1,581,744
Total	308,806	$5.57	308,806	$—

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None
(b)	None

(c)	Trading Plans. During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Common Stock of the Registrant (1)
4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
10.1	Form of Employment Agreement between the Company and the Bank and Nicole Sherman (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and Nicole Sherman (4)
10.3	Form of Employment Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.4	Form of Change in Control Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.5	Form of Employment Agreement between the Company and Evan Sowers (5)
10.6	Form of Change in Control Agreement between the Company and Evan Sowers (5)
10.7	Employee Stock Ownership Plan (6)
10.8	Deferred Compensation Plan (7)
10.9	2017 Equity Incentive Plan (8)
10.10	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.11	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.12	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.13	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2024 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.
(8)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099) and incorporated herein by reference.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Nicole Sherman	By:	/S/ David Lam
	Nicole Sherman		David Lam
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 14, 2026	Date:	August 14, 2026