Form 10-Q
period 2026-09-30
RIVERVIEW BANCORP INC
filed 2026-11-13
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 19,482,421 shares outstanding, as of November 13, 2026.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Forward-Looking Statements

As used in this Form 10-Q, the terms “we,” “our,” “us,” “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Bank (the “Bank”), unless the context indicates otherwise.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995 (“PSLRA”): When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the PSLRA. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements, including, but not limited to:

●	Adverse economic conditions in our local markets or other markets where we have lending relationships.
●	Changes in employment levels, labor shortages, persistent inflation, recessionary pressures, or slowing economic growth.
●	Changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”), and their effects on short- and long-term interest rate differentials, deposit interest rates, our net interest margin and funding sources.
●	The impact of inflation and related monetary and fiscal policy responses.
●	Effects of a federal government shutdown, debt ceiling standoff, or other fiscal uncertainty.
●	Bank failures or adverse developments at other banks, and any governmental or societal responses.
●	Credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses and provision for credit losses.
●	Fluctuations in loan demand, unsold homes, land and property values and secondary market conditions for loans.
●	Results of examinations by regulatory authorities and potential requirements to increase credit loss allowances, write-down assets, reclassify assets, change our regulatory or capital position or affect our liquidity and earnings.
●	The ability to adapt to rapid technological changes, including advancements related to artificial intelligence; (“AI”), digital banking platforms, and cybersecurity.
●	Risks associated with the use of AI in credit underwriting, customer service, and operations, including model error, algorithmic bias, regulatory scrutiny under fair lending laws, and reliance on third-party AI providers;
●	Legislation or regulatory changes, including but not limited to changes in capital requirements, banking regulation, tax laws, or consumer protection laws.
●	Our ability to attract and retain deposits and manage operating costs and expenses.
●	Use of estimates in determining the fair value of assets, which may prove incorrect.
●	Staffing fluctuations in response to product demand or corporate strategy implementation.
●	Vulnerabilities in our information systems or those of third-party service providers, including disruptions, breaches, or attacks.
●	Retention of key senior management members.
●	Costs and effects of litigation.
●	Expectations regarding key growth initiatives and strategic priorities.
●	Future goodwill impairment.
●	Increased competitive pressures among financial services companies, including repricing and competitors’ pricing initiatives, and their impact on our market position and loan and deposit products.
●	Changes in consumer spending, borrowing and savings habits.
●	Resource availability to address changes in laws, rules, or regulations or to respond to regulatory actions.
●	Our ability to pay dividends on common stock.
●	Quality and composition of our securities portfolio and adverse changes in securities markets.
●	Inability of key third-party providers to fulfill obligations.
●	Changes in accounting policies and practices.
●	Geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the effects of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, commodity prices, or economic activity.
●	Effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest and other external events.
●	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services, and the other risks described from time to time in our reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND MARCH 31, 2026

	September 30,	March 31,
	2026	2026
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Cash and cash equivalents (including interest earning deposits in other banks of $91,524 and $104,131)	$115,803	$116,866
Investment securities:
Available for sale, at estimated fair value	162,782	154,768
Loans receivable (net of allowance for credit losses of $15,710 and $15,248)	1,092,105	1,077,236
Prepaid expenses and other assets	11,576	13,230
Accrued interest receivable	4,494	4,133
Federal Home Loan Bank (“FHLB”) stock, at cost	1,631	1,631
Premises and equipment, net	20,350	20,918
Financing lease right-of-use ("ROU") asset	1,010	1,048
Deferred income taxes, net	14,162	12,124
Goodwill	27,076	27,076
Bank owned life insurance ("BOLI")	35,348	34,779
TOTAL ASSETS	$1,486,337	$1,463,809

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits	$1,281,858	$1,254,185
Accrued expenses and other liabilities	20,142	18,082
Advance payments by borrowers for taxes and insurance	859	607
FHLB advances	16,100	16,100
Junior subordinated debentures	27,223	27,179
Finance lease liability	1,978	2,020
Total liabilities	1,348,160	1,318,173

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 50,000,000 shares authorized
September 30, 2026 – 19,738,266 shares issued and outstanding	196	203
March 31, 2026 – 20,564,719 shares issued and outstanding
Additional paid-in capital	47,241	51,112
Retained earnings	116,585	113,713
Accumulated other comprehensive loss	(25,845)	(19,392)
Total shareholders' equity	138,177	145,636
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,486,337	$1,463,809

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except share and per share data) (Unaudited)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$14,753	$13,667	$28,994	$27,019
Interest on investment securities	1,324	1,460	2,619	3,192
Other interest and dividends	787	245	1,619	536
Total interest and dividend income	16,864	15,372	33,232	30,747

INTEREST EXPENSE:
Interest on deposits	4,405	4,360	8,766	8,134
Interest on borrowings	622	1,231	1,233	2,991
Total interest expense	5,027	5,591	9,999	11,125
Net interest income	11,837	9,781	23,233	19,622
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	11,837	9,781	23,233	19,622

NON-INTEREST INCOME:
Fees and service charges	1,547	1,637	3,188	3,209
Asset management fees	1,593	1,527	3,227	3,079
Income from BOLI	322	290	569	512
Other, net	152	386	248	466
Total non-interest income, net	3,614	3,840	7,232	7,266

NON-INTEREST EXPENSE:
Salaries and employee benefits	8,149	7,304	16,177	14,551
Occupancy and depreciation	1,834	1,859	3,674	3,727
Data processing	897	778	1,809	1,520
Advertising and marketing	262	333	592	570
FDIC insurance premium	160	171	347	335
State and local taxes	373	260	716	485
Telecommunications	52	50	107	96
Professional fees	408	354	888	770
Other	804	1,117	1,514	1,892
Total non-interest expense	12,939	12,226	25,824	23,946

INCOME BEFORE INCOME TAXES	2,512	1,395	4,641	2,942
INCOME TAX PROVISION	539	296	974	618
NET INCOME	$1,973	$1,099	$3,667	$2,324

Earnings per common share:
Basic	$0.10	$0.05	$0.18	$0.11
Diluted	0.10	0.05	0.18	0.11
Weighted average number of common shares outstanding:
Basic	19,912,491	20,948,327	20,141,625	20,962,187
Diluted	19,912,491	20,948,327	20,141,625	20,962,187

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands) (Unaudited)	2026	2025	2026	2025

Net income	$1,973	$1,099	$3,667	$2,324

Other comprehensive (loss) income:
Net unrealized holding (losses) gains from available for sale investment securities arising during the period, net of income tax benefit (expense) of $2,024, ($461), $2,038, and ($800), respectively	(6,411)	1,457	(6,453)	2,530
Total comprehensive (loss) income, net	$(4,438)	$2,556	$(2,786)	$4,854

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
(In thousands, except share and per share data) (Unaudited)	Common Stock		Capital	Earnings	Loss	Total
	Shares	Amount

For the three months ended September 30, 2025

Balance July 1, 2025	20,976,200	$208	$53,501	$120,522	$(12,230)	$162,001

Net income	—	—	—	1,099	—	1,099
Cash dividends on common stock ($0.02 per share)	—	—	—	(418)	—	(418)
Stock repurchased	(156,347)	(2)	(809)	—	—	(811)
Restricted stock granted, net of forfeitures	118,651	1	—	—	—	1
Stock-based compensation, net	—	—	208	—	—	208
Other comprehensive income, net	—	—	—	—	1,457	1,457
Balance September 30, 2025	20,938,504	$207	$52,900	$121,203	$(10,773)	$163,537

For the six months ended September 30, 2025

Balance April 1, 2025	20,976,200	$208	$53,392	$119,717	$(13,303)	$160,014

Net income	—	—	—	2,324	—	2,324
Cash dividends on common stock ($0.04 per share)	—	—	—	(838)	—	(838)
Stock repurchased	(156,347)	(2)	(809)	—	—	(811)
Restricted stock granted, net of forfeitures	118,651	1	—	—	—	1
Stock-based compensation, net	—	—	317	—	—	317
Other comprehensive income, net	—	—	—	—	2,530	2,530
Balance September 30, 2025	20,938,504	$207	$52,900	$121,203	$(10,773)	$163,537

For the three months ended September 30, 2026

Balance July 1, 2026	20,160,613	$200	$49,483	$115,006	$(19,434)	$145,255

Net income	—	—	—	1,973	—	1,973
Cash dividends on common stock ($0.02 per share)	—	—	—	(394)	—	(394)
Stock repurchased	(421,240)	(4)	(2,325)	—	—	(2,329)
Restricted stock cancelled	(1,107)	—	(6)	—	—	(6)
Stock-based compensation, net	—	—	89	—	—	89
Other comprehensive loss, net	—	—	—	—	(6,411)	(6,411)
Balance September 30, 2026	19,738,266	$196	$47,241	$116,585	$(25,845)	$138,177

For the six months ended September 30, 2026

Balance April 1, 2026	20,564,719	$203	$51,112	$113,713	$(19,392)	$145,636

Net income	—	—	—	3,667	—	3,667
Cash dividends on common stock ($0.04 per share)	—	—	—	(795)	—	(795)
Stock repurchased	(730,046)	(7)	(4,043)	—	—	(4,050)
Restricted stock forfeited	(95,300)	—	—	—	—	—
Restricted stock cancelled	(1,107)	—	(6)	—	—	(6)
Stock-based compensation, net	—	—	178	—	—	178
Other comprehensive loss, net	—	—	—	—	(6,453)	(6,453)
Balance September 30, 2026	19,738,266	$196	$47,241	$116,585	$(25,845)	$138,177

See accompanying notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(In thousands) (Unaudited)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,667	$2,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,393	1,708
Purchased loans amortization (accretion), net	43	(22)
Stock-based compensation expense	172	318
Decrease in deferred loan origination fees, net of amortization	(273)	(39)
Net gain on sales of premises and equipment	(55)	(23)
Income from BOLI	(569)	(512)
Changes in certain other assets and liabilities:
Prepaid expenses and other assets	1,320	259
Accrued interest receivable	(361)	52
Accrued expenses and other liabilities	2,077	11,993
Net cash provided by operating activities	7,414	16,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan (originations) repayments, net	(4,693)	3,904
Purchases of loans receivable	(9,946)	(11,522)
Principal repayments on investment securities available for sale	8,185	4,126
Purchases of investment securities available for sale	(24,814)	—
Principal repayments on investment securities held to maturity	—	10,123
Proceeds from sale of shares in trading asset - VISA stock	114	248
Purchases of premises and equipment and capitalized software	(400)	(469)
Redemption of FHLB stock, net	—	1,085
Proceeds from sales of REO and premises and equipment	56	66
Proceeds from death benefit on BOLI	—	1,223
Net cash (used in) provided by investing activities	(31,498)	8,784

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	27,673	4,096
Dividends paid	(812)	(838)
Proceeds from borrowings	—	364,900
Repayment of borrowings	—	(389,000)
Net decrease in advance payments by borrowers for taxes and insurance	252	244
Principal payments on finance lease liability	(42)	(38)
Repurchase of common stock	(4,050)	(811)
Net cash provided by (used in) financing activities	23,021	(21,447)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,063)	3,395
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	116,866	29,414
CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,803	$32,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$10,385	$10,001
Income taxes paid, net of refunds	10	519

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	$395	$419
Net unrealized holding gains (losses) from available for sale investment securities	(8,491)	3,330
Income tax effect related to other comprehensive income (loss)	2,038	(800)
Right-of-use lease asset obtained in exchange for operating lease liability	—	459
Conversion of shares in trading asset - VISA Stock	114	248

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2026 (“2026 Form 10-K”). The unaudited consolidated results of operations for the six months ended September 30, 2026 are not necessarily indicative of the results which may be expected for the entire fiscal year ending March 31, 2027.

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

The Company’s operations are managed along two operating segments, consisting of banking operations performed by the Bank and trust and investment services performed by the Trust Company. The trust and investment services segment does not meet the quantitative thresholds under GAAP to be considered a reportable segment. Accordingly, the Company has one reportable segment, and the results of the trust and investment services segment are included in the consolidated financial statements. The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM evaluates performance based on consolidated net income, as reported on the Consolidated Statements of Income, and reviews total consolidated assets, as reported on the Consolidated Balance Sheets, as the measure of segment assets.

The CODM uses consolidated net income to evaluate income generated from segment assets in making decisions about the allocation of operating and capital resources. Consolidated net income is also used by the CODM to monitor budgeted versus actual results and in competitive analysis by benchmarking to the Company's competitors. The competitive analysis, along with the monitoring of budgeted versus actual results, is used in assessing the performance of the segment and in establishing management’s compensation. The CODM is regularly provided with significant segment expense information at a level consistent with that disclosed in the Company's Consolidated Statements of Income.

3.      STOCK PLAN AND STOCK-BASED COMPENSATION

Stock Option Plan - In July 2017, the shareholders of the Company approved the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. The Company reserved 1,800,000 shares of its common stock for issuance under the 2017 Plan. At September 30, 2026, there were 1,300,987 shares available for grant under the 2017 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, considering the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no stock options granted under the 2017 Plan during the six months ended September 30, 2026 and 2025. As of September 30, 2026 and 2025, there were no stock options outstanding.

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

Stock-based compensation expense related to restricted stock awards was $89,000 and $209,000 for the three months ended September 30, 2026 and 2025, and $178,000 and $318,000 for the six months ended September 30, 2026 and 2025, respectively. Unrecognized stock-based compensation expense related to unvested restricted stock awards was $576,000 and $1.4 million at September 30, 2026 and 2025, respectively, and is expected to be recognized over a weighted average remaining vesting period of 1.72 years and 2.35 years at September 30, 2026 and 2025, respectively.

The following tables present the activity related to restricted stock awards for the periods shown:

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Six Months Ended September 30, 2026	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	184,014	$5.61	161,930	$5.36	345,944	$5.49
Forfeited	—	—	(95,300)	5.15	(95,300)	5.15
Vested	(17,144)	5.16	(11,785)	5.21	(28,929)	5.18
Balance, end of period	166,870	$5.66	54,845	$5.76	221,715	$5.68

	Time Based		Performance Based		Total
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Unvested	Grant Date	Unvested	Grant Date	Unvested	Grant Date
Six Months Ended September 30, 2025	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of period	155,034	$5.74	125,169	$5.66	280,203	$5.71
Granted	46,256	5.15	100,217	5.15	146,473	5.15
Forfeited	—	—	(27,822)	5.76	(27,822)	5.76
Vested	(12,630)	5.70	(23,470)	5.58	(36,100)	5.62
Balance, end of period	188,660	$5.60	174,094	$5.36	362,754	$5.49

4.      EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic EPS because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from the assumed exercise of outstanding stock options. For the six months ended September 30, 2026 and 2025, there were no stock options excluded in computing diluted EPS.

On January 28, 2026, the Company’s Board of Directors adopted a stock repurchase program (the “January 2026 repurchase program”).  Under this repurchase program, the Company is authorized to repurchase up to $4.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The Company completed the January 2026 repurchase program on August 7, 2026, repurchasing a total of 732,834 shares at an average price of $5.46 per share for a total cost of $4.0 million.  All shares repurchased under the January 2026 repurchase program were retired as settled.

On August 20, 2026, the Company’s Board of Directors adopted a stock repurchase program (the “August 2026 repurchase program”). Under this repurchase program, the Company is authorized to repurchase up to $4.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The August 2026 repurchase program will remain in effect until the earlier of its completion or August 20, 2027, subject to market conditions. As of September 30, 2026, the Company had repurchased 127,271 shares at an average price of $5.87 per share for a total cost of $748,000 with a remaining amount to be repurchased totaling approximately $3.3 million.

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
(Dollars and share data in thousands, except per share data)
Basic EPS computation:
Numerator-net income	$1,973	$1,099	$3,667	$2,324
Denominator-weighted average common shares outstanding	19,912	20,948	20,142	20,962
Basic EPS	$0.10	$0.05	$0.18	$0.11
Diluted EPS computation:
Numerator-net income	$1,973	$1,099	$3,667	$2,324
Denominator-weighted average common shares outstanding	19,912	20,948	20,142	20,962
Diluted EPS	$0.10	$0.05	$0.18	$0.11

5.      INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities consisted of the following at the dates indicated (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2026
Available for sale:
Municipal securities	$37,076	$9	$(9,172)	$27,913
Agency securities	5,978	—	(975)	5,003
Real estate mortgage investment conduits (1)	52,217	—	(8,482)	43,735
Residential mortgage-backed securities (1)	87,082	19	(13,787)	73,314
Other mortgage-backed securities (2)	14,435	2	(1,620)	12,817
Total available for sale	$196,788	$30	$(34,036)	$162,782

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2026
Available for sale:
Municipal securities	$37,106	$10	$(7,008)	$30,108
Agency securities	5,975	—	(723)	5,252
Real estate mortgage investment conduits (1)	45,206	—	(7,050)	38,156
Residential mortgage-backed securities (1)	81,198	19	(9,626)	71,591
Other mortgage-backed securities (2)	10,798	3	(1,140)	9,661
Total available for sale	$180,283	$32	$(25,547)	$154,768

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.
(2)	Comprised of U.S. Small Business Administration (“SBA”) issued securities and commercial real estate (“CRE”) secured securities issued by FNMA and FHLMC.

The contractual maturities of investment securities as of September 30, 2026 were as follows (in thousands):

	Available for Sale
		Estimated
	Amortized	Fair
	Cost	Value
Due in one year or less	$2	$2
Due after one year through five years	10,582	9,282
Due after five years through ten years	27,924	21,794
Due after ten years	158,280	131,704
Total	$196,788	$162,782

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The fair value of securities in an unrealized loss position, the amount of unrealized losses and the length of time these unrealized losses existed were as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2026	Value	Losses	Value	Losses	Value	Losses

Available for sale:
Municipal securities	$422	$(24)	$26,312	$(9,148)	$26,734	$(9,172)
Agency securities	—	—	5,003	(975)	5,003	(975)
Real estate mortgage investment conduits (1)	13,928	(470)	29,807	(8,012)	43,735	(8,482)
Residential mortgage-backed securities (1)	27,090	(1,732)	45,411	(12,055)	72,501	(13,787)
Other mortgage-backed securities (2)	4,840	(198)	7,706	(1,422)	12,546	(1,620)
Total available for sale	$46,280	$(2,424)	$114,239	$(31,612)	$160,519	$(34,036)

March 31, 2026

Available for sale:
Municipal securities	$444	$(2)	$28,484	$(7,006)	$28,928	$(7,008)
Agency securities	—	—	5,252	(723)	5,252	(723)
Real estate mortgage investment conduits (1)	4,986	(21)	33,170	(7,029)	38,156	(7,050)
Residential mortgage-backed securities (1)	15,528	(49)	50,590	(9,577)	66,118	(9,626)
Other mortgage-backed securities (2)	72	(3)	9,386	(1,137)	9,458	(1,140)
Total available for sale	$21,030	$(75)	$126,882	$(25,472)	$147,912	$(25,547)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.
(2)	Comprised of SBA and CRE secured securities issued by FHLMC and FNMA.

Allowance for Credit Losses (“ACL”) on Available for Sale Debt Securities – Each reporting period, the Company assesses each available for sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on available for sale debt securities at September 30, 2026 and March 31, 2026. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

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

The Company had no sales and realized no gains or losses on sales of investment securities for the six months ended September 30, 2026 and 2025. Investment securities available for sale with an amortized cost of $25.4 million and $26.4 million and an estimated fair value of $20.2 million and $22.2 million at September 30, 2026 and March 31, 2026, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities available for sale with an amortized cost of $47.7 million and $49.2 million and a fair value of $37.5 million and $41.0 million at September 30, 2026 and March 31, 2026, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”) pursuant to borrowing agreements.

6.      LOANS AND ACL

Loans receivable are reported net of deferred loan fees and discounts, and inclusive of premiums. Deferred loan fees totaled $4.0 million and $4.3 million at September 30, 2026 and March 31, 2026, respectively. Discounts and premiums on loans receivable totaled $968,000 and $1.5 million, respectively, at September 30, 2026, compared to $1.0 million and $1.6 million, respectively, at March 31, 2026. Loans receivable consisted of the following at the dates indicated (in thousands):

	September 30,	March 31,
	2026	2026
Commercial and construction
Commercial business	$225,489	$219,846
Commercial real estate	606,559	611,634
Land	14,113	9,143
Multi-family	104,301	103,614
Real estate construction	30,770	24,040
Total commercial and construction	981,232	968,277

Consumer
Real estate one-to-four family	94,780	96,698
Other installment	31,803	27,509
Total consumer	126,583	124,207

Total loans	1,107,815	1,092,484

Less: ACL for loans	15,710	15,248
Loans receivable, net	$1,092,105	$1,077,236

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At September 30, 2026, loans carried at $716.0 million were pledged as collateral to the FHLB and FRB pursuant to borrowing agreements.

Substantially all the Company’s business activity is with clients located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding AOCI. As of September 30, 2026 and March 31, 2026, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

The following table presents the amortized cost basis and financial effect of loans at September 30, 2026, that were both experiencing financial difficulty and modified during the three and six months ended September 30, 2026 (in thousands).

	Three Months Ended		Six Months Ended
	September 30, 2026		September 30, 2026
	Term Extension	Total	Term Extension	Total
Commercial real estate	$4,823	$4,823	$5,056	$5,056
Total	$4,823	$4,823	$5,056	$5,056

There were no loans modified related to borrowers experiencing financial difficulty during the three and six months ended September 30, 2025. There were no loans that had been modified within the previous 12 months and were past due as of September 30, 2026 and 2025.

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

The following tables set forth the Company’s loan portfolio at September 30, 2026 and March 31, 2026 by risk attribute and year of origination as well as current period gross charge-offs (in thousands). Revolving loans that are converted to term loans are treated as new originations in the table below and are presented by year of origination. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2027	2026	2025	2024	2023	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$5,705	$15,068	$13,750	$15,610	$43,549	$107,006	$18,304	$218,992
Special Mention	2,229	—	877	—	—	644	2,232	5,982
Substandard	—	—	103	—	—	412	—	515
Total commercial business	$7,934	$15,068	$14,730	$15,610	$43,549	$108,062	$20,536	$225,489
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Risk rating
Pass	$26,399	$76,588	$46,481	$35,514	$42,895	$292,195	$—	$520,072
Special Mention	—	2,498	—	6,282	10,353	38,437	—	57,570
Substandard	—	1,822	—	—	4,917	22,178	—	28,917
Total commercial real estate	$26,399	$80,908	$46,481	$41,796	$58,165	$352,810	$—	$606,559
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land
Risk rating
Pass	$96	$13,265	$592	$—	$—	$172	$(12)	$14,113
Total land	$96	$13,265	$592	$—	$—	$172	$(12)	$14,113
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$3,806	$13,704	$997	$911	$38,067	$45,896	$—	$103,381
Special Mention	—	—	—	—	225	516	—	741
Substandard	—	—	100	—	—	44	—	144
Doubtful	—	—	—	—	—	35	—	35
Total multi-family	$3,806	$13,704	$1,097	$911	$38,292	$46,491	$—	$104,301
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2027	2026	2025	2024	2023	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$12,731	$16,881	$1,158	$—	$—	$—	$—	$30,770
Total real estate construction	$12,731	$16,881	$1,158	$—	$—	$—	$—	$30,770
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$99	$—	$—	$—	$—	$69,917	$24,764	$94,780
Total real estate one-to-four family	$99	$—	$—	$—	$—	$69,917	$24,764	$94,780
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Risk rating
Pass	$9,246	$12,219	$9,631	$138	$128	$43	$398	$31,803
Total other installment	$9,246	$12,219	$9,631	$138	$128	$43	$398	$31,803
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans receivable, gross
Risk rating
Pass	$58,082	$147,725	$72,609	$52,173	$124,639	$515,229	$43,454	$1,013,911
Special Mention	2,229	2,498	877	6,282	10,578	39,597	2,232	64,293
Substandard	—	1,822	203	—	4,917	22,634	—	29,576
Doubtful	—	—	—	—	—	35	—	35
Total loans receivable, gross	$60,311	$152,045	$73,689	$58,455	$140,134	$577,495	$45,686	$1,107,815
Total current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Commercial business
Risk rating
Pass	$6,270	$15,664	$16,776	$46,668	$77,604	$38,064	$13,459	$214,505
Special Mention	—	1,253	—	—	404	—	3,039	4,696
Substandard	—	126	—	—	—	519	—	645
Total commercial business	$6,270	$17,043	$16,776	$46,668	$78,008	$38,583	$16,498	$219,846
Current YTD gross write-offs	$—	$—	$—	$398	$—	$—	$1	$399

Commercial real estate
Risk rating
Pass	$70,158	$46,935	$40,035	$56,434	$132,992	$216,215	$—	$562,769
Special Mention	2,296	237	2,560	6,230	2,598	23,132	—	37,053
Substandard	1,856	93	—	—	2,490	7,373	—	11,812
Total commercial real estate	$74,310	$47,265	$42,595	$62,664	$138,080	$246,720	$—	$611,634
Current YTD gross write-offs	$—	$—	$—	$—	$—	$911	$—	$911

Land
Risk rating
Pass	$7,441	$600	$—	$886	$72	$148	$(4)	$9,143
Total land	$7,441	$600	$—	$886	$72	$148	$(4)	$9,143
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family
Risk rating
Pass	$10,609	$1,008	$923	$42,920	$34,957	$12,487	$—	$102,904
Special Mention	—	—	—	322	—	183	—	505
Substandard	—	100	—	—	17	52	—	169
Doubtful	—	—	—	—	—	36	—	36
Total multi-family	$10,609	$1,108	$923	$43,242	$34,974	$12,758	$—	$103,614
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Fiscal Year
								Total
							Revolving	Loans
	2026	2025	2024	2023	2022	Prior	Loans	Receivable

Real estate construction
Risk rating
Pass	$22,010	$2,030	$—	$—	$—	$—	$—	$24,040
Total real estate construction	$22,010	$2,030	$—	$—	$—	$—	$—	$24,040
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate one-to-four family
Risk rating
Pass	$—	$—	$—	$—	$54,684	$18,140	$23,867	$96,691
Substandard	—	—	—	—	—	—	7	7
Total real estate one-to-four family	$—	$—	$—	$—	$54,684	$18,140	$23,874	$96,698
Current YTD gross write-offs	$—	$—	$—	$—	$—	$28	$—	$28

Other installment
Risk rating
Pass	$14,912	$11,641	$240	$177	$34	$34	$471	$27,509
Total other installment	$14,912	$11,641	$240	$177	$34	$34	$471	$27,509
Current YTD gross write-offs	$—	$—	$—	$—	$—	$—	$18	$18

Total loans receivable, gross
Risk rating
Pass	$131,400	$77,878	$57,974	$147,085	$300,343	$285,088	$37,793	$1,037,561
Special Mention	2,296	1,490	2,560	6,552	3,002	23,315	3,039	42,254
Substandard	1,856	319	—	—	2,507	7,944	7	12,633
Doubtful	—	—	—	—	—	36	—	36
Total loans receivable, gross	$135,552	$79,687	$60,534	$153,637	$305,852	$316,383	$40,839	$1,092,484
Total current YTD gross write-offs	$—	$—	$—	$398	$—	$939	$19	$1,356

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

The methodology for estimating the amount of expected credit losses has two basic components: (i) a collective component for pools of loans that share similar risk characteristics; and (ii) an individual component for loans that do not share risk characteristics with other loans and are evaluated individually. For the collective component, the Company’s ACL model methodology is to build a reserve rate using historical life-of-loan default rates combined with assessments of current loan portfolio information and current and forecasted economic environment and business cycle information. The model uses statistical analysis to determine the life of loan default rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasted economic environment and collateral values. For loans that are individually evaluated, an allowance is established when the discounted cash flows or collateral value (less estimated selling costs, if applicable) is lower than the carrying value of the loan.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the ACL. The existence of some or all of the following criteria will generally confirm the loan, or a portion of it, is uncollectable: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; and/or the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

Management’s evaluation of the ACL for loans is based on ongoing, quarterly assessments of the expected credit losses over the contractual life of the loans in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL for loans and may require the Company to make changes to the ACL for loans based on their judgment about information available to them at the time of their examinations.

The following tables detail activity in the ACL for loans for the three and six months ended September 30, 2026 and 2025, by loan category (in thousands):

Three months ended	Commercial	Commercial		Multi-	Real Estate
September 30, 2026	Business	Real Estate	Land	Family	Construction	Consumer	Total
Beginning balance	$4,376	$7,297	$496	$571	$604	$1,992	$15,336
(Recapture of) provision for credit losses	(403)	(132)	125	(7)	302	115	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	372	—	—	—	—	2	374
Ending balance	$4,345	$7,165	$621	$564	$906	$2,109	$15,710

Six months ended	Commercial	Commercial		Multi-	Real Estate
September 30, 2026	Business	Real Estate	Land	Family	Construction	Consumer	Total
Beginning balance	$4,587	$7,527	$192	$468	$432	$2,042	$15,248
(Recapture of) provision for credit losses	(614)	(362)	429	96	474	(23)	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	372	—	—	—	—	90	462
Ending balance	$4,345	$7,165	$621	$564	$906	$2,109	$15,710

Three months ended	Commercial	Commercial		Multi-	Real Estate
September 30, 2025	Business	Real Estate	Land	Family	Construction	Consumer	Total
Beginning balance	$4,859	$7,650	$72	$440	$333	$2,072	$15,426
(Recapture of) provision for credit losses	1	(25)	5	(13)	97	(65)	—
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	2	2
Ending balance	$4,859	$7,625	$77	$427	$430	$2,009	$15,427

Six months ended	Commercial	Commercial		Multi-	Real Estate
September 30, 2025	Business	Real Estate	Land	Family	Construction	Consumer	Total
Beginning balance	$5,033	$7,492	$83	$444	$480	$1,842	$15,374
(Recapture of) provision for credit losses	(173)	133	(6)	(17)	(50)	113	—
Charge-offs	(1)	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	54	54
Ending balance	$4,859	$7,625	$77	$427	$430	$2,009	$15,427

Non-accrual loans: Loans are reviewed regularly, and it is the Company’s general policy that a loan is past due when it is 30 to 89 days delinquent. In general, when a loan is 90 days or more delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases, and previously accrued but uncollected interest is reversed against interest income. As a general practice, payments received on non-accrual loans are applied to reduce the outstanding principal balance under the cost recovery method, whereby payments are not recognized as interest income until the principal balance has been fully recovered. A loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a sustained history of performance in accordance with the contractual terms of the note, generally a minimum of six months. Interest income foregone on non-accrual loans was $279,000 and $23,000 for the six months ended September 30, 2026 and 2025, respectively.

The following tables present an analysis of loans by aging category at the dates indicated (in thousands). Non-accrual loans are presented in the non-accrual column regardless of their delinquency status and are excluded from the 30-89 days past due and current columns. All loans 90 days or more past due were on non-accrual status, and there were no loans 90 days or more past due and still accruing interest at September 30, 2026 or March 31, 2026.

			Total
			Past
			Due and		Total
	30-89 Days		Non-		Loans
September 30, 2026	Past Due	Non-accrual	accrual	Current	Receivable

Commercial business	$567	$515	$1,082	$224,407	$225,489
Commercial real estate	15,599	8,062	23,661	582,898	606,559
Land	—	—	—	14,113	14,113
Multi-family	—	—	—	104,301	104,301
Real estate construction	—	—	—	30,770	30,770
Consumer	750	—	750	125,833	126,583
Total	$16,916	$8,577	$25,493	$1,082,322	$1,107,815

March 31, 2026

Commercial business	$2,346	$645	$2,991	$216,855	$219,846
Commercial real estate	4,118	7,112	11,230	600,404	611,634
Land	—	—	—	9,143	9,143
Multi-family	—	—	—	103,614	103,614
Real estate construction	—	—	—	24,040	24,040
Consumer	44	7	51	124,156	124,207
Total	$6,508	$7,764	$14,272	$1,078,212	$1,092,484

The increase in loans 30-89 days past due at September 30, 2026 compared to March 31, 2026 was primarily driven by four commercial real estate loans totaling $14.3 million at September 30, 2026. The Company continues to actively monitor and work with the borrowers to address performance issues.

Included in the 30-89 days past due loans at September 30, 2026 and March 31, 2026 were commercial business loans totaling $26,000 and $1.2 million, respectively, fully guaranteed by the SBA or United States Department of Agriculture (“USDA”). These government guaranteed loans are classified as pass-rated and are excluded from the ACL calculation because the Company expects to receive all principal and interest in accordance with the contractual terms of the loan based on the applicable guarantees.

At September 30, 2026, the Company had $8.5 million of non-accrual loans with no ACL and $103,000 of non-accrual loans with an ACL of $2,900. At March 31, 2026, the Company had $7.5 million of non-accrual loans with no ACL and $226,000 of non-accrual loans with an ACL of $5,000. The amortized cost of collateral-dependent loans as of September 30, 2026, was $412,000 and $8.1 million for commercial business and commercial real estate, respectively, compared to $519,000 and $7.0 million, respectively, at March 31, 2026.

7.      GOODWILL

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life, is not amortized, and is tested at least annually for impairment at the reporting unit level. The Company has two reporting units, the Bank and the Trust Company, for purposes of evaluating goodwill for impairment. All of the Company’s recorded goodwill has been allocated to the Bank reporting unit. The Company performs an annual review in the third quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine whether recorded goodwill is impaired. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount exceeds fair value, an impairment loss would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the amount of total goodwill allocated to that reporting unit.

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

The Company performed an impairment assessment as of October 31, 2025 and determined that no impairment of goodwill exists. The Company evaluated whether events or circumstances indicated that  goodwill may be impaired as of September 30, 2026, and concluded that it is more likely than not that the fair value of the Bank reporting unit exceeds its carrying amount at that date. No assurances can be given that the Company’s goodwill will not be written down in future periods. If adverse economic conditions or any decreases in the Company’s stock price and market capitalization were deemed to be other than temporary, they may significantly affect the fair value of the reporting unit and may trigger future impairment charges. Any impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

8.      FEDERAL HOME LOAN BANK ADVANCES

The Company maintains overnight borrowings with the FHLB that are renewed every 90 days until repaid. The interest rate on the Company’s FHLB overnight borrowings was 4.29% at September 30, 2026.

FHLB advances are summarized at the dates indicated (dollars in thousands):

	September 30, 2026	March 31, 2026
FHLB advances	$16,100	$16,100
Weighted average interest rate on FHLB advances (1)	3.96%	4.41%

(1) Computed based on the borrowing activity for the six months ended September 30, 2026 and the fiscal year ended March 31, 2026, respectively.

The Bank has a credit line with the FHLB equal to 45% of total assets, limited by available collateral. At September 30, 2026, based on collateral values, the Bank had additional borrowing capacity of $259.1 million from the FHLB. FHLB advances are collateralized with loans secured by real estate. At September 30, 2026, loans carried at $456.2 million were pledged as collateral to the FHLB.

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

The Debentures issued by the Company to the grantor trusts, which totaled $27.2 million at both September 30, 2026 and March 31, 2026, are reported as “junior subordinated debentures” in the consolidated balance sheets. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $836,000 at both September 30, 2026 and March 31, 2026, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms and the amounts outstanding of the Debentures at September 30, 2026 (dollars in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type		Initial Rate	Current Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable	(1)	5.88%	5.52%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable	(2)	7.03%	5.51%	9/2037
Merchants Bancorp Statutory Trust I (4)	06/2003	5,155	Variable	(3)	4.16%	7.44%	6/2033
		27,836
Fair value adjustment (4)		(613)
Total Debentures		$27,223

(1)	The trust preferred securities reprice quarterly based on the three-month Chicago Mercantile Exchange (“CME”) Term SOFR plus 1.36%.
(2)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.35%.
(3)	The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 3.10%.
(4)	Amount, net of accretion, attributable to a prior year’s business combination.

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

The following tables present assets that are measured at estimated fair value on a recurring basis at the dates indicated (in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
September 30, 2026	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$27,913	$—	$27,913	$—
Agency securities	5,003	—	5,003	—
Real estate mortgage investment conduits	43,735	—	43,735	—
Residential mortgage-backed securities	73,314	—	73,314	—
Other mortgage-backed securities	12,817	—	12,817	—
Total assets measured at fair value on a recurring basis	$162,782	$—	$162,782	$—

	Total Estimated	Estimated Fair Value Measurements Using
March 31, 2026	Fair Value	Level 1	Level 2	Level 3

Investment securities available for sale:
Municipal securities	$30,108	$—	$30,108	$—
Agency securities	5,252	—	5,252	—
Real estate mortgage investment conduits	38,156	—	38,156	—
Residential mortgage-backed securities	71,591	—	71,591	—
Other mortgage-backed securities	9,661	—	9,661	—
Total assets measured at fair value on a recurring basis	$154,768	$—	$154,768	$—

There were no transfers of assets into or out of Levels 1, 2 or 3 during the six months ended September 30, 2026 and the year ended March 31, 2026.

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

There were no assets measured at estimated fair value on a nonrecurring basis at either September 30, 2026 or March 31, 2026.

The following disclosure of the estimated fair value of financial instruments is made in accordance with GAAP. The Company, using available market information and appropriate valuation methodologies, has determined the fair value estimates. However, considerable judgment is necessary to interpret market data in the development of the estimated fair value. Accordingly, the estimated fair values presented herein are not necessarily indicative of the amounts the Company could realize in the future. The use of different market assumptions and/or estimation methodologies may have a material effect on the fair values estimates.

The carrying amount and estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

	Carrying				Estimated
September 30, 2026	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$115,803	$115,803	$—	$—	$115,803
Investment securities available for sale	162,782	—	162,782	—	162,782
Loans receivable, net	1,092,105	—	—	1,043,943	1,043,943
FHLB stock	1,631	—	1,631	—	1,631

Liabilities:
Certificates of deposit	241,603	—	240,243	—	240,243
FHLB advances	16,100	—	16,074	—	16,074
Junior subordinated debentures	27,223	—	—	21,982	21,982

	Carrying				Estimated
March 31, 2026	Amount	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash and cash equivalents	$116,866	$116,866	$—	$—	$116,866
Investment securities available for sale	154,768	—	154,768	—	154,768
Loans receivable, net	1,077,236	—	—	1,029,755	1,029,755
FHLB stock	1,631	—	1,631	—	1,631

Liabilities:
Certificates of deposit	248,619	—	248,116	—	248,116
FHLB advances	16,100	—	16,074	—	16,074
Junior subordinated debentures	27,179	—	—	20,187	20,187

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

11.      NEW ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement (Topic 220): Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. The amendments in this ASU require entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The new standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue as it satisfies a performance obligation. Payments from clients are generally collected at the time services are rendered, monthly, or quarterly. For contracts with clients within the scope of ASC 606, revenue is either earned at a point in time or revenue is earned over time. Examples of revenue earned at a point in time are automated teller machine (“ATM”) transaction fees, wire transfer fees, overdraft fees and interchange fees. Revenue earned at a point in time is primarily based on the number and type of transactions that are generally derived from transactional information accumulated by the Company’s systems and is recognized immediately as the transactions occur or upon providing the service to complete the client’s transaction. The Company is generally the principal in these contracts, with the exception of interchange fees, in which case the Company is acting as the agent and records revenue net of expenses paid to the principal. Examples of revenue earned over time, which generally occur on a monthly basis, are deposit account maintenance fees, investment advisory fees, merchant revenue, trust and investment management fees and safe deposit box fees. Revenue is generally derived from transactional information accumulated by the Company’s systems or those of third parties and is recognized as the related transactions occur or services are rendered to the client. For the six months ended September 30, 2026 and 2025, substantially all of the Company’s revenues within the scope of ASC 606 were for performance obligations satisfied at a point in time.

Disaggregation of Revenue

The following table includes the Company’s non-interest income, disaggregated by type of service (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Asset management fees	$1,593	$1,527	$3,227	$3,079
Debit card and ATM fees	746	758	1,507	1,520
Deposit related fees	570	552	1,138	1,081
Loan related fees	91	143	267	253
Income from BOLI (1)	322	290	569	512
FHLMC loan servicing fees (1)	15	17	30	34
Other, net	277	553	494	787
Total non-interest income, net	$3,614	$3,840	$7,232	$7,266

(1)	Not within scope of ASC 606

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

Contract Balances

As of September 30, 2026 and 2025, the Company had no significant contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material unsatisfied performance obligations as of September 30, 2026 and 2025.

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

Significant off-balance sheet commitments at September 30, 2026 are listed below (in thousands):

Contract or Notional
Amount
September 30,
2026
Commitments to extend credit:
Adjustable-rate	$11,913
Fixed-rate	—
Standby letters of credit	1,600
Undisbursed loan funds and unused lines of credit	112,678
Total	$126,191

Other contractual obligations – In connection with certain loan sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss. Loans under warranty totaled $22.3 million and $24.7 million at September 30, 2026 and March 31, 2026, respectively, which amounts substantially represent the unpaid principal balance of the Company’s loans serviced for the FHLMC. The Company believes the risk of material loss under these arrangements is low. At both September 30, 2026 and March 31, 2026 the Company had a liability for estimated losses on loans sold with representations and warranties for $12,000.

The Bank is a public depository and, accordingly, accepts deposits and other public funds belonging to, or held for the benefit of, the states of Washington and Oregon, political subdivisions thereof, and municipal corporations. In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively ensure that no losses of funds are suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss. The Company did not incur any losses related to public depository funds for the six months ended September 30, 2026 and 2025.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payments upon the occurrence of certain future events.

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

The table below presents the ROU assets and lease liabilities recorded in the consolidated balance sheets at the dates indicated (in thousands):

	September 30,		March 31,		Classification in the
Leases	2026		2026		consolidated balance sheets
Finance lease ROU asset	$1,010		$1,048		Financing lease ROU asset
Finance lease liability	$1,978		$2,020		Finance lease liability
Finance lease remaining lease term	13.18	years	13.68	years
Finance lease discount rate	7.16%		7.16%

Operating lease ROU asset	$3,083		$3,629		Prepaid expenses and other assets
Operating lease liability	$3,252		$3,820		Accrued expenses and other liabilities
Operating lease weighted-average remaining lease term	3.47	years	3.86	years
Operating lease weighted-average discount rate	1.82%		1.86%

The table below presents certain information related to the lease costs for financing and operating leases, which are recorded in occupancy and depreciation in the accompanying consolidated statements of income at the dates indicated (in thousands):

	Three months ended	Three months ended
Lease Costs	September 30, 2026	September 30, 2025
Finance lease amortization of ROU asset	$19	$19
Finance lease interest on lease liability	36	37
Operating lease costs	290	290
Total lease cost (1)	$345	$346

	Six months ended	Six months ended
Lease Costs	September 30, 2026	September 30, 2025
Finance lease amortization of ROU asset	$38	$38
Finance lease interest on lease liability	72	75
Operating lease costs	580	575
Total lease cost (1)	$690	$688

(1)	Income related to sub-lease activity is not significant and not presented herein.

Supplemental cash flow information - Cash paid for amounts included in the measurement of operating lease liabilities was $309,000 and $616,000 for the three and six months ended September 30, 2026, compared to $303,000 and $591,000 for the three and six months ended September 30, 2025, respectively.

The following table reconciles the undiscounted cash flows for the periods presented related to the Company’s lease liabilities as of September 30, 2026 (in thousands):

Fiscal Year Ending March 31:	Operating	Finance
	Leases	Lease
Remainder of 2027	$603	$117
2028	1,002	232
2029	787	232
2030	796	232
2031	272	232
Thereafter	—	2,015
Total minimum lease payments	3,460	3,060
Less: amount of lease payments representing interest	(208)	(1,082)
Lease liabilities	$3,252	$1,978

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are discussed in our Annual Report on 2026 Form 10-K under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and Part II. Item 8, “Note 1. Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosures contained in the Company’s 2026 Form 10-K.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personalized service to residents and business within its primary market area. The Company considers Clark, Klickitat and Skamania counties in Washington, and Multnomah, Washington and Marion counties in Oregon, to comprise its primary market area. The Company is engaged primarily in attracting deposits from the general public and using such funds within its primary market area to originate commercial business, commercial real estate, multi-family real estate, land, real estate construction, residential real estate and other consumer loans. The Company’s loans receivable, net, totaled $1.09 billion at September 30, 2026, compared to $1.08 billion at March 31, 2026.

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

Execution of our Business Plan. The Company remains focused on expanding its loan portfolio, particularly higher-yielding commercial and construction loans, and growing its core deposit base by deepening client relationships throughout its primary market areas. While residential real estate lending was historically a primary focus, the Company has diversified its loan portfolio in recent years through the strategic growth of its commercial and construction loan portfolios. In fiscal year 2021, the Company ceased originating one-to-four family residential real estate loans but continues to purchase such loans consistent with its asset/liability management objectives. At September 30, 2026, commercial and construction loans represented 88.6% of total loans. Commercial lending, including CRE, generally involves greater credit risk than residential lending. However, these risks are often compensated by higher interest margins and fee income, contributing to enhanced loan portfolio profitability. To support its growth and profitability objectives, the Company is committed to a relationship-based banking model designed to strengthen client loyalty, identify new lending opportunities, and improve client-level profitability through cross-selling deposit, treasury management, and other banking services. The Company continues to build its core deposit base by offering competitive products, enhancing digital banking capabilities, and prioritizing high-quality client service. Additionally, the Company seeks to expand its banking franchise through de novo branch development, selective acquisitions of branches or loan portfolios, and whole bank transactions that align with its strategic and financial goals.

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

Introduction of New Products and Services. The Company continuously reviews new products and services to provide its clients more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Company continues to experience growth in client use of its online banking services, where the Bank provides a full array of traditional cash management products as well as online banking products including mobile banking, mobile deposit, bill pay, e-statements, and new deposit products. The products are tailored to meet the needs of small to medium size businesses and households in the markets we serve. The Company intends to selectively add other products to further diversify revenue sources and to capture more of each client’s banking relationship by cross selling loan and deposit products and additional services, including services provided through the Trust Company to increase its fee income. Assets under management by the Trust Company totaled $941.8 million and $908.1 million at September 30, 2026 and March 31, 2026, respectively. The Company also offers a third-party identity theft product to its clients. The identity theft product assists our clients in monitoring their credit and includes an identity theft restoration service.

Attracting Core Deposits and Other Deposit Products. The Company offers a variety of deposit products, including personal checking, savings, and money market accounts, which generally represent lower-cost and more stable sources of funding compared to certificates of deposit. These core deposits are less sensitive to interest rate fluctuations and play a key role in supporting the Company’s funding and liquidity strategy. To strengthen its funding base, the Company continues to prioritize the growth of core deposits over higher-cost funding sources, such as brokered deposits, FHLB advances, and FRB borrowings. This approach supports loan growth while helping to manage interest expense and reduce reliance on more volatile wholesale funding sources.  A key element of this strategy is enhancing and deepening client relationships. The Company believes its continued focus on relationship banking will support the expansion of both core deposits and locally sourced retail certificates of deposit. In particular, the Company seeks to increase demand deposits by building business banking relationships, supported by a suite of expanded product offerings tailored to meet the specific needs of its business clients. To further encourage growth in lower-cost deposits, the Company has invested in technology-based solutions designed to improve the client experience and support cash management needs. These include personal financial management tools, business cash management services, and remote deposit capture products, which allow the Company to effectively compete with financial institutions of all sizes. As of September 30, 2026, core branch deposits increased $27.8 million compared to March 31, 2026, reflecting the Company’s continued focus on retaining and growing deposits in light of the strong competition within its market area. Core branch deposits represented 98.5% of total deposits at September 30, 2026 compared to 98.4% at March 31, 2026.

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

Commercial and Construction Loan Composition

The following tables set forth the composition of the Company’s commercial and construction loan portfolios, based on loan purpose, at the dates indicated (in thousands):

	Commercial Business	Commercial Real Estate Mortgage	Real Estate Construction	Commercial and Construction Total
September 30, 2026

Commercial business	$225,489	$—	$—	$225,489
Commercial construction	—	—	10,938	10,938
Office buildings	—	115,894	—	115,894
Warehouse/industrial	—	114,826	—	114,826
Retail/shopping centers/strip malls	—	89,016	—	89,016
Assisted living facilities	—	337	—	337
Single purpose facilities	—	286,486	—	286,486
Land	—	14,113	—	14,113
Multi-family	—	104,301	—	104,301
One-to-four family construction	—	—	19,832	19,832
Total	$225,489	$724,973	$30,770	$981,232

March 31, 2026

Commercial business	$219,846	$—	$—	$219,846
Commercial construction	—	—	13,619	13,619
Office buildings	—	115,462	—	115,462
Warehouse/industrial	—	118,292	—	118,292
Retail/shopping centers/strip malls	—	90,388	—	90,388
Assisted living facilities	—	343	—	343
Single purpose facilities	—	287,149	—	287,149
Land	—	9,143	—	9,143
Multi-family	—	103,614	—	103,614
One-to-four family construction	—	—	10,421	10,421
Total	$219,846	$724,391	$24,040	$968,277

Comparison of Financial Condition at September 30, 2026 and March 31, 2026

Total assets increased by $22.5 million, or 1.54%, as of September 30, 2026, compared to March 31, 2026. The increase was primarily driven by a $14.9 million rise in loans receivable and an $8.0 million increase in available-for-sale investment securities. These increases were partially offset by a $1.7 million decrease in prepaid expenses and other assets, as well as a $1.1 million decline in cash and cash equivalents.

Cash and cash equivalents, including interest-earning deposits in other banks, totaled $115.8 million at September 30, 2026, compared to $116.9 million at March 31, 2026. The decrease primarily reflects the deployment of liquidity into investment securities and, to a lesser extent, loan growth during the period, partially offset by an increase in deposits. Cash balances typically fluctuate based on funding needs, deposit activity, and investment securities activity.

Investment securities totaled $162.8 million and $154.8 million at September 30, 2026 and March 31, 2026, respectively. The increase was primarily attributable to purchases of investment securities totaling $24.8 million during the period, partially offset by normal principal repayments, calls and maturities. The Company did not sell any securities during the six months ended September 30, 2026. The Company’s investment portfolio primarily consists of a combination of securities backed by government agencies (FHLMC, FNMA, SBA or GNMA). At September 30, 2026, the Company determined that none of its investment securities required an ACL. For additional information regarding the Company’s investment securities, see Note 5 of the Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Loans receivable, net, increased to $1.09 billion at September 30, 2026, from $1.08 billion at March 31, 2026. The increase was primarily attributable to growth in real estate construction loans, commercial business loans, land loans, and other installment loans, which increased by $6.7 million, $5.6 million, $5.0 million, and $4.3 million, respectively. This growth was partially offset by declines in commercial real estate loans of $5.1 million and one-to-four family residential real estate loans of $1.9 million.

The Company no longer originates one-to-four family mortgage loans but may periodically purchase such loans consistent with its asset/liability management objectives. In addition, the Company purchases loans originated by third parties outside its primary market area to supplement loan originations and enhance portfolio diversification. Purchased loans totaled $45.2 million at September 30, 2026 compared to $43.6 million at March 31, 2026, representing an increase of $1.6 million. The increase was primarily attributable to consumer loan purchases totaling $9.7 million during the period, partially offset by normal principal paydowns and payoffs. The Company also purchases the guaranteed portion of SBA loans to further diversify the loan portfolio, supplement loan originations, and generate yields that are generally higher than those available on overnight cash or other short-term investments. These SBA loans are originated by financial institutions outside the Company’s primary market area and are purchased with servicing retained by the seller. At September 30, 2026, the Company’s purchased SBA loan portfolio totaled $40.8 million compared to $42.7 million at March 31, 2026. The decrease was primarily attributable to normal principal repayments.

Deposits increased $27.7 million to $1.28 billion at September 30, 2026, compared to $1.25 billion at March 31, 2026. Increases in non-interest checking accounts, interest checking accounts, and money market accounts of $21.8 million, $9.2 million, and $7.1 million, respectively, were partially offset by decreases in certificates of deposit of $7.0 million and regular savings accounts of $3.4 million. The migration from lower-yielding deposit products to interest checking accounts is consistent with industry trends as depositors seek to maximize returns on their funds in a higher-rate environment. The Company had no wholesale-brokered deposits at September 30, 2026, or March 31, 2026. Core branch deposits represented 98.5% of total deposits at September 30, 2026, compared to 98.4% at March 31, 2026. The Company remains focused on growing core deposits and deepening client relationships while maintaining a limited reliance on wholesale funding sources.

FHLB advances totaled $16.1 million at both September 30, 2026, and March 31, 2026, and were comprised entirely of overnight advances. The Company used FHLB advances as part of its asset/liability management strategy.

Shareholders' equity totaled $138.2 million at September 30, 2026, a decrease of $7.5 million from $145.6 million at March 31, 2026. The decrease primarily reflected a $6.5 million increase in accumulated other comprehensive loss related to unrealized losses on investment securities, net of tax, as well as the repurchase of 730,046 shares of common stock for $4.0 million and cash dividend payments of $795,000. These factors were partially offset by net income of $3.7 million for the six months ended September 30, 2026.

Capital Resources

The Bank is a state-chartered, federally insured institution subject to various regulatory capital requirements administered by the FDIC and Washington State Department of Financial Institutions, Division of Banks. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Bank’s operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 capital to average tangible assets (leverage ratio), as set forth in the table below. Management believes the Bank met all capital adequacy requirements to which it was subject as of September 30, 2026.

As of September 30, 2026, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. The Bank’s actual and required minimum capital amounts and ratios were as follows at the dates indicated (dollars in thousands):

					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total Capital:
(To Risk-Weighted Assets)	$172,273	15.50%	$88,923	8.0%	$111,153	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	158,352	14.25	66,692	6.0	88,923	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	158,352	14.25	50,019	4.5	72,250	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	158,352	10.88	58,230	4.0	72,788	5.0

March 31, 2026
Total Capital:
(To Risk-Weighted Assets)	$170,932	15.62%	$87,536	8.0%	$109,421	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	157,231	14.37	65,652	6.0	87,536	8.0
Common equity tier 1 Capital:
(To Risk-Weighted Assets)	157,231	14.37	49,239	4.5	71,123	6.5
Tier 1 Capital (Leverage):
(To Average Tangible Assets)	157,231	10.60	59,313	4.0	74,141	5.0

In addition to the minimum common equity tier 1 (“CET1”), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. As of September 30, 2026, the Bank’s CET1 capital exceeded the required capital conservation buffer by more than the required 2.5% of risk-weighted assets.

For a bank holding company, such as the Company, the capital guidelines apply on a bank only basis. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company was subject to regulatory guidelines for bank holding companies at September 30, 2026, the Company would have exceeded all regulatory capital requirements.

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

Liquidity management is both a short and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) asset/liability management objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond those provided through its normal operating activities, it has additional diversified and reliable sources of funds available through the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for a reduction in other sources of funds or on a long-term basis to support lending activities.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2026, deposits increased $27.7 million, providing a stable funding base. The Bank uses its funding sources primarily to support lending activities, manage deposit withdrawals, fund investment activities, and meet ongoing operational needs. At September 30, 2026, cash and cash equivalents and available for sale investment securities totaled $278.6 million, or 18.7% of total assets. Management believes that the Company’s security portfolio is of high quality and generally marketable. The level of liquid assets is influenced by the Company’s operating, financing, lending, and investing activities during any given period. During the six months ended September 30, 2026, net loans increased $14.9 million and investment securities increased $8.0 million, while cash and cash equivalents decreased $1.1 million.

In addition to these primary sources of funds, the Bank has several secondary borrowing sources available to meet potential funding requirements, including FRB borrowings and FHLB advances. At September 30, 2026, the Bank had no advances from the FRB and maintained a credit facility with an available borrowing capacity of $210.0 million, subject to sufficient collateral. FHLB advances totaled $16.1 million at the same date, with additional borrowing capacity of $259.1 million, also subject to adequate collateral and stock investment. At September 30, 2026, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB. Borrowing capacity may, however, fluctuate based on the quality and risk rating of pledged loan collateral, and counterparties may adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificates of deposit. While the Company has used brokered deposits from time to time, the Company historically has not extensively relied on brokered deposits to fund its operations. At September 30, 2026 and March 31, 2026, the Bank had no brokered deposits. The Bank also participates in the Certificate of Deposit Account Registry Services (“CDARS”) and Insured Cash Sweep (“ICS”) deposit products, which allow the Company to accept deposits in excess of the FDIC insurance limit for each depositor and obtain “pass-through” insurance for the total deposits. The Bank’s CDARS and ICS balances were $30.0 million, or 2.34% of total deposits and $30.2 million, or 2.41% of total deposits, at September 30, 2026 and March 31, 2026, respectively.

The combination of all the Bank’s funding sources gives the Bank total available liquidity, including available borrowing capacity, of $942.4 million, or 63.4% of total assets at September 30, 2026.

At September 30, 2026, the Company had total commitments of $126.2 million, which included commitments to extend credit of $11.9 million, unused lines of credit totaling $104.6 million, undisbursed construction loans totaling $8.1 million, and standby letters of credit totaling $1.6 million. For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2026 totaled $237.6 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Partially offsetting these cash outflows are scheduled loan maturities of less than one year totaling $92.2 million at September 30, 2026.

The Company incurs capital expenditures on an ongoing basis to expand and improve its product offerings, enhance and modernize its technology infrastructure, and to introduce new technology-based products to compete effectively in its markets. The Company evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and client retention) and its expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for its services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on its current capital allocation objectives, during the remainder of fiscal 2027 the Company expects cash expenditures of approximately $1.7 million for capital investment in premises and equipment.

Riverview, as a separate legal entity from the Bank, must provide for its own liquidity. Sources of capital and liquidity for Riverview include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. Management currently expects to continue the Company’s current practice of paying quarterly cash dividends on its common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.02 per share, as approved by the Board of Directors, which management believes is a dividend rate per share that enables the Company to balance its multiple objectives of managing and investing in the Bank and returning a substantial portion of the Company’s cash to its shareholders. Assuming continued payment during fiscal 2027 at this rate of $0.02 per share, average total dividends paid each quarter would be approximately $395,000 based on the number of the Company’s outstanding shares at September 30, 2026. At September 30, 2026, Riverview Bancorp, Inc. had $1.7 million in cash to meet its liquidity needs.

Asset Quality

Nonperforming assets were $8.6 million or 0.58% of total assets at September 30, 2026, compared to $7.8 million or 0.53% of total assets at March 31, 2026. The increase in nonperforming assets was primarily due to an increase in nonaccrual commercial real estate loans during the six months ended, September 30, 2026. The Company had recoveries totaling $462,000 for the six months ended September 30, 2026, compared to net charge-offs of $1.3 million during fiscal year 2026.

The following table sets forth information regarding the Company’s nonperforming loans, consisting of nonaccrual loans at the dates indicated (dollars in thousands):

	September 30, 2026		March 31, 2026
	Number of		Number of
	Loans	Balance	Loans	Balance

Commercial business	4	$515	4	$645
Commercial real estate	4	8,062	4	7,112
Consumer	—	—	1	7
Total	8	$8,577	9	$7,764

The ACL for loans was $15.7 million or 1.42% of total loans at September 30, 2026, and $15.2 million or 1.40% of total loans at March 31, 2026. The Company did not record a provision for credit losses for the six months ended September 30, 2026 or September 30, 2025. At September 30, 2026, the Company’s allowance for credit losses equaled 183.16% of  nonperforming loans, compared to 196.39% at March 31, 2026. The allowance for collectively evaluated loans was 1.43% at September 30, 2026 and 1.41% at March 31, 2026.

Management considers the ACL for loans and unfunded loan commitments to be adequate at September 30, 2026 based on an evaluation of various factors affecting the loan portfolio. The Company believes the ACL has been established in accordance with GAAP; however, material increases may be required if economic conditions worsen, regulatory outcomes change, or other relevant factors emerge. Significant increases in the ACL may also be necessary if borrower credit quality deteriorates or collateral values decline. Such an increase could negatively impact the Company’s future financial condition and results of operations. For further information regarding the Company’s individually evaluated loans and ACL for loans, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

The following table sets forth information regarding the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2026	March 31, 2026

Loans accounted for on a non-accrual basis:
Commercial business	$515	$645
Commercial real estate	8,062	7,112
Consumer	—	7
Total nonperforming loans	8,577	7,764
Real estate owned (“REO”)	—	—
Total nonperforming assets	$8,577	$7,764

Foregone interest on non-accrual loans	$279	$240

(1)	Six months ended September 30, 2026 and year ended March 31, 2026.

The following tables set forth information regarding the Company’s nonperforming assets by loan type and geographical area at the dates indicated (in thousands):

	Northwest	Southwest
	Oregon	Washington	Total
September 30, 2026

Commercial business	$103	$412	$515
Commercial real estate	8,037	25	8,062
Total nonperforming assets	$8,140	$437	$8,577

	Northwest	Southwest
	Oregon	Washington	Total

March 31, 2026

Commercial business	$126	$519	$645
Commercial real estate	7,077	35	7,112
Consumer	—	7	7
Total nonperforming assets	$7,203	$561	$7,764

At September 30, 2026, loans delinquent 30-89 days totaled $16.9 million, or 1.53% of total loans, compared to $6.5 million, or 0.60% of total loans, at March 31, 2026. The increase was primarily driven by four CRE loans totaling $14.3 million at September 30, 2026. Three of those loans were 30-89 days past due at June 30, 2026, the largest of which had an outstanding balance of $6.5 million. The Company continues to monitor these loans and work with the borrowers to address repayment and credit-related matters. The Company had no accruing loans that were 90 days or more delinquent at September 30, 2026 and March 31, 2026.

At September 30, 2026, CRE loans represented the largest portion of the loan portfolio at 54.8% of total loans and commercial business loans represented 20.4% of total loans.

Goodwill Valuation

The Company performed its annual goodwill impairment test as of October 31, 2025, and determined that no impairment of goodwill existed. The Company also evaluated whether events or circumstances indicated that goodwill may be impaired as of September 30, 2026, and concluded that it is more likely than not that the fair value of the Bank reporting unit, exceeds its carrying amount at that date. Accordingly, no goodwill impairment was recognized.

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2026 and 2025

Net Income. Net income was $2.0 million, or $0.10 per diluted share, for the three months ended September 30, 2026, compared to $1.1 million, or $0.05 per diluted share, for the same period in the prior year. Net income for the six months ended September 30, 2026 and 2025 was $3.7 million or $0.18 per diluted share and $2.3 million or $0.11 per diluted share, respectively.  The increases in net income for three and six months ended September 30, 2026 were primarily due to increases in net interest income of $2.0 million and $3.6 million, respectively, partially offset by increases in non-interest expense of $713,000 and $1.9 million, respectively. The increases in net interest income reflected higher interest and dividend income of $1.5 million and $2.5 million, and decreases in interest expense on borrowings of $609,000 and $1.8 million, partially offset by increases in interest expense on deposits of $45,000 and $632,000, respectively.

Net Interest Income. The Company’s profitability depends primarily on its net interest income, which is the difference between the income it receives on interest-earning assets and the interest paid on deposits and borrowings. When the rate earned on interest-earning assets equals or exceeds the rate paid on interest-bearing liabilities, a positive interest rate spread will generate net interest income. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

Net interest income for the three and six months ended September 30, 2026, was $11.8 million and $23.2 million respectively, representing an increase of $2.1 million and $3.6 million compared to the same periods in the prior year.  The increase was primarily attributable to higher interest and fee income on loans receivable and other interest and dividends, and lower interest expense on borrowings, partially offset by increased interest expense on deposits.  Net interest margin for the three and six months ended September 30, 2026 was 3.40% and 3.37%, respectively, compared to 2.76% and 2.77% for the same periods in the prior year. The improvement in net interest margin was driven by increases in interest income on loans and interest-earning deposits in other banks, reflecting both volume and rate effects, and lower interest expense, primarily resulting from reduced average balances of FHLB advances, partially offset by higher interest expense on deposits.

Interest and Dividend Income. Interest and dividend income for the three and six months ended September 30, 2026 was $16.9 million and $33.2 million, compared to $15.4 million and $30.7 million for the same periods in the prior year, respectively. The increase was primarily attributable to increases in interest income on loans receivable of $1.1 million and $2.0 million respectively, when compared to the same periods in 2025, due to both increases in the average balance of net loans and improved yields.

The average yield on loans increased to 5.30% and 5.27% for the three and six months ended September 30, 2026, compared to 5.11% and 5.08% for the same periods in 2025. Mortgage loan yields increased to 5.33% and 5.30% for the three and six months ended September 30, 2026, up from 5.13% and 5.09%, while non-mortgage loan yields increased to 5.22% and 5.18%, compared to 5.06% and 5.04% for the same periods in the prior year. The average balance of net loans increased to $1.10 billion for both the three and six months periods ended September 30, 2026, compared to $1.06 billion for the same periods in the prior year. The average balance of mortgage loans increased $32.1 million and $29.1 million to $819.8 million and $818.4 million, respectively, for the three and six months ended September 30, 2026, while the average balance of non-mortgage loans increased $10.7 million and $6.1 million to $283.6 million and $278.5 million, respectively compared to the same periods last year.

Interest income earned on investment securities decreased $136,000 and $573,000 for the three and six months ended September 30, 2026, compared to the same periods in the prior year, reflecting a decrease in the average balance of investment securities. The average balance of investment securities decreased $129.6 million and $138.1 million to $199.5 million and $195.0 million for the three and six months ended September 30, 2026, compared to $329.1 million and $333.1 million for the same periods in the prior year, respectively. The decrease in the average balance of investment securities was primarily attributable to a strategic balance sheet optimization that included the sale of $149.3 million of lower-yielding investment securities, at book value, in the fourth quarter of fiscal year 2026.  The average yield on investment securities was 2.66% and 2.71% for the three and six months ended September 30, 2026, compared to 1.78% and 1.94% for the same periods in the prior year, reflecting higher yields on securities purchased as part of the strategic balance sheet optimization.

Interest Expense. Interest expense totaled $5.0 million and $10.0 million for the three and six months ended September 30, 2026, compared to $5.6 million and $11.1 million for the three and six months ended September 30, 2025, respectively. The decreases were primarily attributable to lower interest expense on FHLB advances, driven by both lower average balances and lower rates, partially offset by higher interest expense on deposits.

Interest expense on deposits increased $45,000 and $632,000 to $4.4 million and $8.8 million for the three and six months ended September 30, 2026, compared to the same periods in the prior year. The increases were primarily driven by higher average balances and higher rates paid on money market accounts, together with higher average balances of interest checking accounts. These increases were partially offset by lower rates paid on certificates of deposit.

The average rate on money market accounts increased 15 basis points and nine basis points for the three and six months ended September 30, 2026, respectively, while the average balance increased $12.7 million and $5.3 million compared to the same periods in the prior year. The average rate on interest checking accounts increased three basis points and 14 basis points to 1.31% and 1.30%, respectively, with the average balance increasing $38.8 million and $49.8 million for the same periods.  These increases contributed to the higher interest expense on deposits. Certificates of deposit experienced a decrease in average rates of 31 basis points and 21 basis points for the three and six months ended September 30, 2026, respectively, while the average balances decreased $366,000 for the three-month period and increased $12.6 million for the six-month period compared to the same periods in the prior year. Additionally, the average balance of regular savings accounts decreased by $7.7 million and $10.1 million to $150.9 million and $151.2 million for the three and six months ended September 30, 2026, compared to $158.6 million and $161.3 million for the same periods in 2025.

Interest expense on borrowings decreased $609,000 and $1.8 million for the three and six months ended September 30, 2026, compared to the same periods in the prior year, primarily due to lower average balances and rates on FHLB advances. The average FHLB balance was $16.1 million for both the three and six months ended September 30, 2026, compared to $63.3 million and $86.7 million for the same periods in the prior year. In addition, the average rate on FHLB advances decreased to 4.02% and 3.96% for the three and six months ended September 30, 2026, respectively, compared to 4.57% and 4.58 % for the same periods the prior year.

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

	Three Months Ended September 30,
	2026			2025
		Interest			Interest
	Average	and		Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$819,797	$11,018	5.33%	$787,649	$10,188	5.13%
Non-mortgage loans	283,648	3,735	5.22	272,994	3,479	5.06
Total net loans (1)	1,103,445	14,753	5.30	1,060,643	13,667	5.11

Investment securities (2)	199,488	1,337	2.66	329,063	1,480	1.78
Interest-earning deposits in other banks	78,847	737	3.71	14,307	150	4.16
Other earning assets	2,467	50	8.04	4,589	95	8.21
Total interest-earning assets	1,384,247	16,877	4.84	1,408,602	15,392	4.34

Non-interest-earning assets:
Office properties and equipment, net	21,507			22,908
Other non-interest-earning assets	60,295			65,840
Total assets	$1,466,049			$1,497,350

Interest-bearing liabilities:
Regular savings accounts	$150,925	43	0.11	$158,582	60	0.15
Interest checking accounts	326,495	1,074	1.31	287,695	969	1.34
Money market accounts	237,592	1,297	2.17	224,955	1,144	2.02
Certificates of deposit	243,794	1,991	3.24	244,160	2,187	3.55
Total interest-bearing deposits	958,806	4,405	1.82	915,392	4,360	1.89

Junior subordinated debentures	27,209	424	6.18	27,121	464	6.79
FHLB advances	16,100	163	4.02	63,315	729	4.57
Other interest-bearing liabilities	1,987	35	6.99	2,073	38	7.08
Total interest-bearing liabilities	1,004,102	5,027	1.99	1,007,901	5,591	2.20

Non-interest-bearing liabilities:
Non-interest-bearing deposits	305,643			312,185
Other liabilities	12,264			13,852
Total liabilities	1,322,009			1,333,938
Shareholders’ equity	144,040			163,412
Total liabilities and shareholders’ equity	$1,466,049			$1,497,350
Net interest income		$11,850			$9,801
Interest rate spread			2.85%			2.14%
Net interest margin			3.40%			2.76%

Ratio of average interest-earning assets to average interest-bearing liabilities			137.86%			139.76%

Tax equivalent adjustment (3)		$13			$20

	Six Months Ended September 30,
	2026			2025
		Interest			Interest
	Average	and		Average	and
	Balance	Dividend	Yield/Cost	Balance	Dividends	Yield/Cost

Interest-earning assets:
Mortgage loans	$818,443	$21,761	5.30%	$789,375	$20,133	5.09%
Non-mortgage loans	278,501	7,233	5.18	272,413	6,886	5.04
Total net loans (1)	1,096,944	28,994	5.27	1,061,788	27,019	5.08

Investment securities (2)	195,010	2,645	2.71	333,102	3,233	1.94
Interest-earning deposits in other banks	82,602	1,523	3.68	13,921	291	4.17
Other earning assets	2,467	96	7.76	5,640	245	8.66
Total interest-earning assets	1,377,023	33,258	4.82	1,414,451	30,788	4.34

Non-interest-earning assets:
Office properties and equipment, net	21,680			23,095
Other non-interest-earning assets	60,969			65,634
Total assets	$1,459,672			$1,503,180

Interest-bearing liabilities:
Regular savings accounts	$151,157	90	0.12	$161,259	104	0.13
Interest checking accounts	325,187	2,120	1.30	275,411	1,601	1.16
Money market accounts	232,574	2,469	2.12	227,231	2,312	2.03
Certificates of deposit	247,515	4,087	3.29	234,914	4,117	3.50
Total interest-bearing deposits	956,433	8,766	1.83	898,815	8,134	1.80

Junior subordinated debentures	27,198	841	6.17	27,111	925	6.81
FHLB advances	16,100	320	3.96	86,684	1,991	4.58
Other interest-bearing liabilities	1,998	72	7.19	2,106	75	7.10
Total interest-bearing liabilities	1,001,729	9,999	1.99	1,014,716	11,125	2.19

Non-interest-bearing liabilities:
Non-interest-bearing deposits	300,570			312,867
Other liabilities	12,159			13,093
Total liabilities	1,314,458			1,340,676
Shareholders’ equity	145,214			162,504
Total liabilities and shareholders’ equity	$1,459,672			$1,503,180
Net interest income		$23,259			$19,663
Interest rate spread			2.83%			2.15%
Net interest margin			3.37%			2.77%

Ratio of average interest-earning assets to average interest-bearing liabilities			137.46%			139.39%

Tax equivalent adjustment (3)		$26			$41
(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investment securities available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income calculated based on a combined federal and state tax rate of 24% for the two periods.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change (in thousands).

	Three Months Ended September 30,			Six Months Ended September 30,
	2026 vs 2025			2026 vs 2025
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Mortgage loans	$425	$405	$830	$768	$860	$1,628
Non-mortgage loans	142	114	256	155	192	347
Investment securities (1)	(707)	571	(136)	(1,607)	1,034	(573)
Interest-earning deposits in other banks	605	(18)	587	1,270	(38)	1,232
Other earning assets	(43)	(2)	(45)	(126)	(23)	(149)
Total interest income	422	1,070	1,492	460	2,025	2,485

Interest Expense:
Regular savings accounts	(3)	(15)	(18)	(7)	(7)	(14)
Interest checking accounts	128	(23)	105	311	208	519
Money market accounts	66	87	153	54	103	157
Certificates of deposit	(3)	(193)	(196)	219	(249)	(30)
Junior subordinated debentures	2	(42)	(40)	3	(87)	(84)
FHLB advances	(487)	(79)	(566)	(1,433)	(238)	(1,671)
Other interest-bearing liabilities	(2)	—	(2)	(4)	1	(3)
Total interest expense	(299)	(265)	(564)	(857)	(269)	(1,126)
Net interest income	$721	$1,335	$2,056	$1,317	$2,294	$3,611

(1)	Interest is presented on a fully tax-equivalent basis.

Provision for Credit Losses. The Company recorded no provision for credit losses for the three and six months ended September 30, 2026 and 2025. The absence of a provision in the current periods reflected the continued adequacy of the allowance for credit losses, as determined through management’s evaluation of economic forecast assumptions and other qualitative and quantitative factors.  Expected loss estimates incorporated borrower and portfolio-level factors, including client-specific information, changes in risk ratings, projected delinquencies, and the potential impact of economic conditions on borrowers' ability to repay. While the provision for credit losses remained unchanged, the Company did see an increase in nonperforming assets which was primarily due to an increase in nonaccrual commercial real estate loans during the six months ended, September 30, 2026. Net recoveries totaled $374,000 and $462,000 for the three and six months ended September 30, 2026, respectively, compared to net recoveries of $1,000 and $53,000 for the same periods in 2025.

At September 30, 2026, the ACL totaled $15.7 million, or 1.42% of total loans, compared to $15.2 million, or 1.40% of total loans, at March 31, 2026. The ACL remained relatively stable year over year, reflecting the continued strength of the loan portfolio and management's assessment of expected credit losses. The ACL to nonperforming loans coverage ratio was 183.16% at September 30, 2026, compared to 196.39% at March 31, 2026. The decline in the coverage ratio primarily reflected an increase in nonperforming loans relative to the ACL rather than any deterioration in the overall adequacy of the allowance. Management continues to closely monitor the identified credit relationships and does not currently anticipate losses beyond those already reflected in the ACL.

Non-Interest Income. Non-interest income totaled $3.6 million and $7.2 million for the three and six months ended September 30, 2026, respectively, compared to $3.8 million and $7.3 million for the corresponding periods in 2025. The decreases of $226,000 and $34,000 were primarily attributable to approximately $294,000 of employee retention credit income recognized in other non-interest income during the prior-year periods that did not recur in 2026. Partially offsetting these decreases were increases in asset management fee income of $66,000 and $148,000 for the three and six months ended September 30, 2026, respectively, primarily reflecting growth in Trust Company assets under management, and increases in gains on the sale of REO of $55,000 for both periods. Fees and service charges decreased $90,000 and $21,000 for the three and six month periods ended September 30, 2026, respectively, compared to the same periods the prior year.

Non-Interest Expense. Non-interest expense increased $713,000 and $1.9 million to $12.9 million and $25.8 million for the three and six months ended September 30, 2026, respectively, compared to the same periods in the prior year. The increase was primarily attributable to higher salaries and employee benefits expense, which increased $845,000 and $1.6 million for the three and six months ended September 30, 2026, respectively, primarily due to increased compensation and employee benefit costs associated with strategic investments in the Company's leadership structure and growth initiatives, as well as higher insurance premiums. Data processing expense increased $119,000 and $289,000 for the three and six months ended September 30, 2026, respectively, compared to the same periods in the prior year, reflecting continued investment in technology to support the Company's growth initiatives. State and local taxes increased by $113,000 and $231,000 for the three and six months ended September 30, 2026, respectively, primarily due to higher business and occupation taxes resulting from changes in state tax requirements and increased sales tax activity related to projects supporting the Company's strategic initiatives. Partially offsetting these increases was a decrease in other non-interest expense of $313,000 and $378,000 for the three and six months ended September 30, 2026, respectively, compared to the same periods in the prior year. The decrease was primarily attributable to a one-time business and occupation tax accrual of $248,000 recorded during the quarter ended September 30, 2025, and lower fraud-related losses, which totaled $24,000 during the six months ended September 30, 2026, compared to $193,000 during the corresponding prior-year period.

Income Taxes. The provision for income taxes was $539,000 and $974,000 for the three and six months ended September 30, 2026, respectively, compared to $296,000 and $618,000 for the corresponding periods in the prior year. The increase in income tax expense was primarily attributable to higher pre-tax income. The Company's effective tax rate was 21.5% and 21.0% for the three and six months ended September 30, 2026, respectively, compared to 21.2% and 21.0% for the corresponding periods ended September 30, 2025. Management continues to believe that the Company's deferred tax assets are fully realizable; therefore, no valuation allowance was required as of September 30, 2026. Net deferred tax assets totaled $14.2 million at September 30, 2026, compared to $12.1 million at March 31, 2026.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in the market risk disclosures contained in the 2026 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2026, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on September 30, 2026 were effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2026 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following tables provide information about repurchases of common stock by the company during the quarter ended September 30, 2026.

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program (1)
July 1, 2026 - July 31, 2026	250,698	$5.37	250,698	$236,387
August 1, 2026 - August 31, 2026	43,271	5.47	43,271	—
September 1, 2026 - September 30, 2026	—	—	—	—
Total	293,969	$—	293,969	$—

(1)

On January 28, 2026, the Company’s Board of Directors adopted a stock repurchase program (the “January 2026 repurchase program”). Under this repurchase program, the Company is authorized to repurchase up to $4.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The Company completed the January 2026 repurchase program on August 7, 2026.

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased	of Shares that
	Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Stock	Under the Stock
Period	Purchased	Share	Repurchase Program	Repurchase Program (2)
July 1, 2026 - July 31, 2026	—	$—	—	$—
August 1, 2026 - August 31, 2026	—	—	—	—
September 1, 2026 - September 30, 2026	127,271	5.87	127,271	3,252,425
Total	127,271	$5.87	127,271	$—

(2)

On August 20, 2026, the Company’s Board of Directors adopted a stock repurchase program (the “August 2026 repurchase program”). Under this repurchase program, the Company is authorized to repurchase up to $4.0 million of the Company’s outstanding shares of common stock, in the open market, based on prevailing market prices, or in privately negotiated transactions. The August 2026 repurchase program will remain in effect until the earlier of its completion or August 20, 2027, subject to market conditions.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None
(b)	None
(c)	Trading Plans. During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Common Stock of the Registrant (1)
4.2	Description of Riverview Bancorp, Inc. Common Stock (3)
10.1	Form of Employment Agreement between the Company and the Bank and Nicole Sherman (4)
10.2	Form of Change in Control Agreement between the Company and the Bank and Nicole Sherman (4)
10.3	Form of Employment Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.4	Form of Change in Control Agreement between the Company and the Bank and each of Daniel D. Cox and David Lam (5)
10.5	Form of Employment Agreement between the Company and Evan Sowers (5)
10.6	Form of Change in Control Agreement between the Company and Evan Sowers (5)
10.7	Employee Stock Ownership Plan (6)
10.8	Deferred Compensation Plan (7)
10.9	2017 Equity Incentive Plan (8)
10.10	Form of Incentive Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.11	Form of Non-Qualified Stock Option Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.12	Form of Restricted Stock Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
10.13	Form of Restricted Stock Unit Award Agreement under the Riverview Bancorp, Inc. 2017 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101

The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

104	The cover page from Riverview Bancorp Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2024 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2024 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.
(8)	Filed as Appendix A to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 16, 2017, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-228099) and incorporated herein by reference.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Nicole Sherman	By:	/S/ David Lam
	Nicole Sherman		David Lam
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 13, 2026	Date:	November 13, 2026